Form 10-K405
period 1996-12-31
NCR CORP
filed 1997-03-19
CIK 70866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 001-00395

                                NCR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       MARYLAND                                                   31-0387920
           (STATE OR OTHER JURISDICTION OF                                     (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)
              1700 SOUTH PATTERSON BLVD.
                     DAYTON, OHIO                                                   45479
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

       Registrant's telephone number, including area code: (937) 445-5000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
        COMMON STOCK, PAR VALUE $.01 PER SHARE                             NEW YORK STOCK EXCHANGE

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $3.35 billion. At February 28, 1997, there were 101,535,473 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II: Portions of the registrant's 1996 Annual Report to Shareholders.

     Part III: Portions of the registrant's Proxy Statement dated March 3, 1997, issued in connection with the annual meeting of shareholders.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

ITEM                                      DESCRIPTION                                    PAGE
----     ------------------------------------------------------------------------------  ----
 1.      Business......................................................................    1
 2.      Properties....................................................................    7
 3.      Legal Proceedings.............................................................    7
 4.      Submission of Matters to a Vote of Security-Holders...........................    8

                                           PART II
                                         DESCRIPTION
 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........   10
 6.      Selected Financial Data.......................................................   10
 7.      Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................   10
 8.      Financial Statements and Supplementary Data...................................   10
 9.      Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure....................................................................   10

                                          PART III
                                         DESCRIPTION
10.      Directors and Executive Officers of the Registrant............................   11
11.      Executive Compensation........................................................   11
12.      Security Ownership of Certain Beneficial Owners and Management................   11
13.      Certain Relationships and Related Transactions................................   11

                                           PART IV
                                         DESCRIPTION
14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   12

     See page 8 for "Executive Officers of the Registrant"

     This Report contains trademarks, service marks and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     NCR Corporation ("NCR" or the "Company") was originally incorporated in 1884. NCR was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly owned subsidiary of AT&T Corp. ("AT&T") on September 19, 1991. Effective December 31, 1996, AT&T distributed to its shareholders all of its interest in NCR on the basis of one share of NCR common stock for each 16 shares of AT&T common stock (the "Distribution"). The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. The NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR".

     NCR operates in one industry segment, the information technology industry, which includes designing, developing, and marketing information technology products, services, systems, and solutions worldwide. The Company is a global provider of commercial, open computing systems for high availability transaction processing and scalable data warehousing solutions to customers in a variety of industries. NCR also provides specific information technology solutions to customers in the retail, financial, and communications industries. NCR's systems and solutions are supported by its customer services and professional services offerings, and its systemedia business, which develops, produces, and markets a complete line of consumable and media products.

     NCR's offerings cover a broad range of its customers' information technology needs: from consumers' interaction and data collection, with products including point of sale workstations, barcode scanning equipment, and self-service devices such as automatic teller machines ("ATMs"); through data processing, with NCR's high availability transaction processing solutions; to data storage, manipulation, and usage, with NCR's Teradata(R) relational database management system and scalable data warehousing offerings. The Company's computing platforms and associated products span midrange servers, massively parallel processing computer systems, computer network servers and software systems, imaging and payment systems, workstations and peripherals, business forms, ink ribbons, customized paper rolls, and other consumable supplies and processing media. NCR also provides worldwide customer services and professional services that include hardware maintenance, software maintenance, data warehousing service offerings, end-to-end networking service and design, and the implementation, integration, and support of complex solutions.

     Revenue by similar classes of products or services is included on page 31 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

     Geographic information is included in Note 9 "Segment Information" in the Notes to Consolidated Financial Statements on page 46 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

     NCR addresses the information technology industry through the six business units described below. Each business unit works closely with the Company's three regional sales groups -- Americas, Europe/Middle East /Africa, and Asia/Pacific.

RETAIL SYSTEMS GROUP

  Offerings

     The Retail Systems Group (in conjunction with other NCR business units) designs, develops, and markets a full line of products, services, systems, and solutions for the retail industry. These offerings include point of sale terminals, barcode scanners and scanner-scales, networking and computer server technology to link these terminals and scanners on both a local and wide area basis, and in-store and enterprise-level decision support systems.

     NCR point of sale terminals are found in the merchandise checkout area of supermarkets, department stores, specialty stores, convenience stores, fast food counters, and at hotel registration desks and restaurants. NCR barcode scanners complement the point of sale terminal as part of the merchandise checkout process, and use low-power lasers to capture product and price information from the Universal Product Code ("UPC") barcode information printed on product labels. Scanner-scales combine in one product the ability to weigh produce as well as scan barcodes. These point of sale terminals and barcode scanners are typically linked via an in-store network, which provides for an interconnection between these devices as well as other in-store devices such as personal computers ("PCs"). NCR provides the networking technology to link these products to NCR servers within the store, and provides the capability for further linking to enterprise-wide networks outside the individual store. NCR has alliance relationships with application developers who provide specialized retail store and enterprise solutions as part of NCR's offerings to the retail industry. The Retail Systems Group also provides in-store and enterprise-level decision support solutions (such as scalable data warehousing) based on products and systems developed by NCR's Computer Systems Group. These solutions allow a retailer to consolidate and analyze the individual transaction data generated by the point of sale systems in order to determine trends in buyer preferences and product sales. Analysis of this detailed data allows the retailer to make better decisions about inventory, purchases, and distribution, which in turn should help the retailer more accurately meet the needs of its customers.

     The Retail Systems Group uses the professional services organization to develop solutions to meet the needs of a variety of retail customers. Professional services provides consulting services to help customers design, integrate, install and support in-store networks of scanners, point of sale terminals, network servers, in-store and enterprise-level decision support, and data warehousing systems. Professional services incorporates third party products and software as required to create individualized solutions for specific customer needs.

  Target Markets and Distribution Channels

     The major segments of the retail industry market served by NCR are general merchandise, food, and hospitality. The general merchandise segment includes department stores, specialty retailers, mass merchandisers, and catalog stores; the food segment includes supermarkets, hypermarkets, grocery, drug, wholesalers, and convenience stores; and the hospitality segment includes lodging (hotel/motel), fast food/quick service, and restaurants. NCR believes that retail industry customers base their buying decisions on a number of criteria including the quality of the solution or product, total cost of ownership, industry knowledge of the vendor, and the quality of the vendor's support and professional services.

     NCR's retail products are marketed through a combination of direct and indirect channels. The majority of the networked solutions and scalable data warehousing solutions sold into the retail industry are sold through the direct sales force. In recent years, over 70% of the retail-specific product sales (primarily barcode scanners and point of sale terminals) are sold by the direct sales force; the remainder are sold through indirect channels.

     In addition to being sold by NCR's direct sales force, NCR retail products are sold to some 20,000 or more retailers through worldwide alliances with over 300 value-added resellers, distributors and dealers. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities, and marketing programs, to this sales channel.

  Competition

     NCR faces significant competition in the retail industry in all geographic areas where it operates. The bases of competition can vary by geographic area but typically include product quality, total cost of ownership, industry knowledge of the vendor, and quality of the vendor's support and professional services. Competitors also vary by product line and geographic area.

FINANCIAL SYSTEMS GROUP

  Offerings

     The Financial Systems Group (in conjunction with other NCR business units) designs, develops, and markets a broad line of products, services, systems and solutions for the financial industry, with particular focus on retail banking. These offerings include self-service devices, image and payment systems, retail bank branch automation (in "virtual" as well as real bank branches), and relationship management solutions designed to enable financial institutions to manage better their interaction with their customers.

     NCR's self-service terminals include both traditional ATMs as well as customer-operated information terminals. NCR believes that the combination of open systems architecture, strong system management tools, and flexible application development tools should allow customers to implement proactively new products and services -- such as check cashing, bill payments, and smart cards -- quickly and easily. NCR believes that its ATM product line reflects advanced functionality, reliability, and industry focus.

     NCR provides a full line of item/image processing products, services, systems, and solutions which are designed to allow financial institutions to provide better service while lowering their costs of processing paper, image, and electronic transactions. NCR offers a complete set of imaging-based item processing solutions designed to replace less efficient legacy check processing systems. These imaging systems electronically capture a "picture" of the item and, through handwriting recognition software algorithms, captures the amounts written on the item for use in the settlement process. This offering is intended to help banks reduce processing costs, while at the same time enhancing the value of the information captured by the financial institution during the item processing process.

     NCR's relationship management solutions are based on the Company's scalable data warehousing offerings, combined with the skills and knowledge of NCR's professional services organization. The relationship management solution includes capabilities that address issues such as customer retention analysis, transaction analysis, and campaign management. These solutions help financial institutions manage their interactions with individual customers, with the goal of optimizing the level of service provided and increasing the profit contribution of each customer. The decision support capabilities provided as part of these solutions are designed to allow banks to transition from having limited insight into detailed customer data, to being able to use detailed information to support the management of their business. The benefits of this transition can include improving risk management processes, implementing marketing programs tailored for specific customer profiles, or allowing the pricing of services based on the customer's transaction and balance history.

  Target Markets and Distribution Channels

     The financial industry includes commercial banks, retail banks, credit unions and thrifts, security and brokerage firms, credit card issuers, insurance providers, and capital providers.

     NCR serves a number of segments of the financial industry. These segments include retail banking, which covers both traditional and new providers of consumer banking services, financial services, such as the insurance and card payment industries, and also the non-traditional financial services segment, covering companies that have diversified into the financial services arena to complement their core business. NCR's financial customers are located throughout the world in both established and emerging markets. They range from very large to very small financial service providers, reflecting, in NCR's view, its ability to develop solutions suited to the broad spectrum of companies that make up the world's financial services industry.

     NCR believes that financial industry customers base their buying decisions on a number of criteria, including the industry knowledge of the vendor, the economic justification behind implementing the solution, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, and the fit of the vendor's strategic vision with the customer's strategic direction.

     NCR has historically distributed most of its financial products, services, systems, and solutions through a direct sales channel which is targeted at larger customers, although some revenues are generated through distributors. The Financial Systems Group expects to increase the level of business transacted through indirect channels and partners, where appropriate, in current and emerging markets.

  Competition

     NCR faces significant competition in the financial industry in all geographic areas where it operates. The bases of competition can vary but typically include the industry knowledge of the vendor, the economic justification behind implementing the solution, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, and the fit of the vendor's strategic vision with the customer's strategic direction. Competitors also vary by product line and geographic area.

COMPUTER SYSTEMS GROUP

  Offerings

     The Computer Systems Group (in conjunction with other NCR business units) designs, develops, and markets computing products, services, systems, and solutions which integrate hardware, operating software, middleware, professional services, and support services. These solutions include products and services from NCR as well as from other leading technology vendors. The Computer Systems Group is also responsible for coordinating the development of the strategies behind NCR's offerings to the communications industry.

     As a part of these computing solutions, NCR designs, develops, and markets a line of open scalable computers, under the WorldMark(TM) brand, which range from midrange computer systems to very large massively parallel enterprise-wide systems. These open products are based on non-proprietary, industry standard components such as Intel microprocessors, Microsoft Windows NT(R), and UNIX(R). The WorldMark servers are the foundation of NCR's scalable data warehousing and high availability transaction processing solutions. NCR also offers PCs, disk arrays, and networking products sourced from other vendors in order to provide fully integrated solutions to NCR's customers.

     NCR's scalable data warehousing solutions are intended to offer businesses the ability to capture information about their customers, markets, and products from a myriad of operational systems, and to give decision makers the ability to access and analyze that information. These solutions incorporate NCR WorldMark servers as well as NCR's Teradata relational database management system, other commercial databases such as Oracle or Informix, software tools, and services. The underlying technology provides customers with the ability to scale broadly these systems -- from entry level 10 gigabyte systems to large data warehouses containing terabytes of information -- all within the same hardware and software platform. The scalable data warehousing solutions also serve as the foundation for a number of NCR's offerings to the communications industry.

     NCR's high availability transaction processing solutions are designed to maximize computer uptime for critical business environments. These solutions are based on the WorldMark server platform, combined with software and services designed to ensure high system availability. NCR LifeKeeper(R) software minimizes downtime by recognizing and recovering hardware component or application faults before a total system failure occurs. NCR Top End(R) middleware software reroutes transactions during a system failure, working in conjunction with LifeKeeper for additional system protection.

  Target Markets and Distribution Channels

     The customers of NCR's Computer Systems Group are in a number of industries. While a primary focus is in the retail, financial, and communications industries, NCR also markets scalable data warehousing and high availability transaction processing solutions to a number of other industries.

     NCR's computer products and solutions are marketed through a combination of direct and indirect channels. The direct sales force targets major accounts, and approximately 85% of NCR's revenue for the Computer System Group's offerings has historically come from the direct sales force. The remaining revenues have been generated through the indirect channel, through alliances with value-added resellers, distributors, and OEMs.

  Competition

     NCR faces significant competition in the computer industry in all geographic areas where it operates. NCR believes that key competitive factors in this market are experience, customer referrals, database sophistication, support and professional service capabilities, quality of the solution or product, total cost of ownership, industry knowledge of the vendor, and platform scalability. Also the movement towards common industry standards (such as Intel processors and UNIX and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Commoditization has extended beyond PCs into the server business. In the transaction processing market, customers require robust software, reliable hardware, and systems integration skills. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide a complete, open solution.

CUSTOMER AND PROFESSIONAL SERVICES

  Offerings

     NCR's services organizations deliver a wide range of professional services and customer support services to customers in over 130 countries. The professional services business unit delivers technology services intended to help customers fully realize the benefits of their information technology solutions, including consulting, integration, and education services. The customer services business unit provides services required to implement and maintain a customer's technology environment and provide high system availability, including implementation services, multivendor services, system support services, network maintenance and operations, and industry-specific support services. The data services business focuses on providing a variety of data processing and outsourcing solutions, primarily to the financial industry.

     NCR's services organizations play a key role in the Company's strategy and provide a core skill set required in order to deliver complete products, services, systems, and solutions to all of NCR's customers. The value delivered by NCR's services is a key point of differentiation for many of NCR's offerings. The solutions offered by each of NCR's business units involve the implementation of complex technology in divergent customer environments and require an effective services organization -- both professional and customer services -- to take this core technology and implement it within the individual customer situation.

  Target Markets

     The markets for NCR's worldwide services' offerings are principally in the industries which are targeted by the other NCR business units. As a result, worldwide services primary focus is delivering professional and support services worldwide in the retail, financial, and communications industries. Worldwide services organizations also support NCR's scalable data warehousing and high availability transaction processing activities in all industries.

  Competition

     NCR's services businesses face significant competition in all geographic areas where it operates. NCR believes a key competitive factor in these businesses is the ability of the service providers to deliver high quality services, reflecting strong business and technical knowledge, within an agreed upon cost and time commitment.

SYSTEMEDIA GROUP

  Products

     The Systemedia Group develops, produces, and markets a complete line of consumable and media products for information systems, including transaction processing media, business forms, and a full line of integrated equipment solutions. Specific products offered include stock and custom paper rolls, pressure sensitive labels, label/form combinations, thermal transfer ribbons, impact inking media, high speed laser forms, encoding products, mailers, and ink jet media.

     Many of these products are offered as complementary parts of broader NCR systems and solutions, including point of sale systems, ATMs, and item processing systems. Systemedia products are also integral parts of NCR's overall support service offerings to customers, such as the managed solutions for self-service to be provided to NCR's ATM customers.

     The Systemedia Group works closely with its customers to develop specific solutions in areas such as inking, printer cassette design and manufacture, thin film coating for thermal transfer ribbons, and labels and label/form combinations.

  Target Markets and Distribution Chanels

     The major industry segments targeted by the Systemedia Group include general merchandise, food and drug, hospitality, financial, and consumer goods manufacturing.

     The Systemedia Group has a direct sales force in 19 countries focusing on providing consumable products to major accounts. In addition, Systemedia Group products are sold through office products resellers, value added resellers, and an inbound and outbound telemarketing organization.

  Competition

     Competition in the consumable products business is significant and varies by geographic area and by product group. The primary areas of competitive differentiation are typically product quality, logistics and supply chain management expertise, and total cost of ownership. While price is always a factor, the Systemedia Group focuses on total cost of ownership for all its products and services. Total cost of ownership takes into account not only the per unit cost of the media, but also service, usage, and support costs over the life of the system.

RESEARCH AND DEVELOPMENT

     Research and development expenditures, excluding the effects of restructuring in 1996 and 1995, were $390 million, $482 million, and $500 million for the years ended December 31, 1996, 1995 and 1994, respectively, or as a percent of sales, 5.6%, 5.9%, and 5.9%, respectively. Ongoing investment in research and development is a key requirement for NCR's future success, and the Company will seek to make investments in research and development in product and service offerings that will allow the Company to remain competitive. NCR plans to continue to invest in research and development at levels that are consistent with its business strategies, taking into account assessments of the levels of investment in new technologies and markets being made by competitors throughout the industries in which NCR competes.

SEASONALITY

     NCR's sales are historically seasonal, with revenue higher in the fourth quarter of each year. Consequently, during the three quarters ending in March, June, and September, NCR has historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes NCR's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. Operating expenses are relatively fixed in the short term and often cannot be materially reduced in a particular quarter if revenue falls below anticipated levels for such quarter.

BACKLOG

     NCR's operating results and the amount and timing of revenue are affected by numerous factors, including the volume, mix, and timing of orders received during a period and conditions in the information technology industry and in the general economy. The Company believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules, and the significant portion of revenue related to its customer services business, for which order information is not recorded. Therefore, the Company believes that backlog information is not material to an understanding of its business.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     NCR uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In order to secure components for production and introduction of new products, NCR may make advance payments to certain suppliers and may enter into noncancelable purchase commitments with vendors with respect to the purchase of components.

PATENTS AND TRADEMARKS

     NCR owns approximately 1,150 patents in the United States and 1,250 in foreign countries. These foreign patents are counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. In connection with the Distribution, NCR has entered into an extensive cross-licensing agreement with AT&T and Lucent Technologies Inc. ("Lucent"), a former subsidiary of AT&T. While NCR's portfolio of patents and patent applications is of significant value to NCR, NCR does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

     NCR has registered certain trademarks in the United States and in a number of foreign countries. NCR considers the trademark "NCR" and many other of its trademarks to be valuable assets. NCR is currently involved in a trademark dispute with Gartner Group, Inc. pursuant to which NCR is seeking a declaratory judgment that its corporate logo is valid and does not infringe the corporate logo of Gartner Group, Inc.

EMPLOYEES

     At December 31, 1996, NCR had approximately 38,600 employees and contractors.

ENVIRONMENTAL MATTERS

     Information regarding environmental matters is included in the material captioned "Environmental Matters" on page 50 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

     At January 31, 1997, NCR operated 43 research and development and manufacturing facilities which occupy in excess of 5.1 million square feet throughout the world. Of such worldwide facilities, on a square footage basis, approximately 84% are owned and 16% are leased. At January 31, 1997, NCR also operated approximately 960 facilities, which include warehouse, repair, office, and other miscellaneous sites, occupying in excess of 14.2 million square feet throughout the world. Of these facilities, on a square footage basis, approximately 60% are owned and 40% are leased. NCR maintains facilities in 84 countries.

     The Americas Region is headquartered in Dayton, Ohio, the Europe/Middle East/Africa Region is headquartered in London, United Kingdom, and the Asia/Pacific Region is headquartered in Tokyo, Japan. The sales regions are further divided into 17 international areas, including the United States.

     The six business units are headquartered in: Dayton, Ohio (Computer Systems Group, Customer Services, Professional Services and Systemedia Group); London, United Kingdom (Financial Systems Group); and Atlanta, Georgia (Retail Systems Group).

     In addition, NCR has plans to sell or discontinue the lease of certain facilities. NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this item is included in Note 12
"Contingencies" in the Notes to Consolidated Financial Statements on page 49 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                           (AS OF FEBRUARY 28, 1997)

        NAME           AGE                         POSITION AND OFFICES HELD
---------------------  ---     -----------------------------------------------------------------
Lars Nyberg            46      Chairman of the Board, Chief Executive Officer and President
Raymond G. Carlin      41      Senior Vice President, Americas Region
Robert R. Carpenter    41      Former Senior Vice President, Worldwide Customer Support
                               Services*
Gary J. Cotshott       46      Senior Vice President, Worldwide Customer Services
Robert A. Davis        46      Senior Vice President and Chief Quality Officer
William J. Eisenman    50      Senior Vice President, Computer Systems Group
Daniel J. Enneking     49      Senior Vice President, Systemedia Group
Richard H. Evans       50      Senior Vice President, Global Human Resources and Chief Strategy
                               Officer
Anthony Fano           53      Senior Vice President, Retail Systems Group
John L. Giering        52      Senior Vice President and Chief Financial Officer
Jonathan S. Hoak       47      Senior Vice President and General Counsel
Per-Olof Loof          46      Senior Vice President, Financial Systems Group
Alice H. Lusk          48      Senior Vice President, Worldwide Professional Services and
                               Information Systems Operations
Dennis A. Roberson     48      Senior Vice President and Chief Technical Officer
Jose Luis Solla        49      Senior Vice President, Europe/Middle East/Africa Region
Hideaki Takahashi      48      Senior Vice President, Asia/Pacific Region
Michael P. Tarpey      51      Senior Vice President, Public Relations

---------------

* Effective December 31, 1996, Mr. Carpenter ceased to be an executive officer of NCR.

     LARS NYBERG. Mr. Nyberg was named Chairman of the Board, Chief Executive Officer and President of NCR effective June 1, 1995. From June 1995 to December 1995, Mr. Nyberg also served as Executive Vice President, AT&T. From 1993 to 1995, Mr. Nyberg held the position of Chairman and Chief Executive Officer of the Communication Division of Philips Electronics NV ("Philips"), an electronics and electrical products company. At that time, Mr. Nyberg was a member of the Philips Group Management Committee. In 1992, Mr. Nyberg was appointed Managing Director, Philips Consumer Electronics Division. From 1990 to 1992, he was the Chairman and Chief Executive Officer of Philips Computer Division. Mr. Nyberg has served on NCR's Board of Directors since 1995.

     RAYMOND G. CARLIN. Mr. Carlin became Senior Vice President of NCR in January 1995, responsible for all sales and services activities in the Americas Region. From 1994 to 1995, Mr. Carlin was Vice President, U.S. Area, and from 1993 to 1994, Mr. Carlin was Vice President, NCR Worldwide Industry Marketing. In 1992, Mr. Carlin was appointed an officer by the Board of Directors of NCR and served as Vice President, U.S. Retail Systems Division. Prior to that, he was Vice President of the Northeast Division, NCR U.S. Group.

     ROBERT R. CARPENTER. Mr. Carpenter served as Senior Vice President, Worldwide Customer Support Services for NCR from September 1996 until December 1996. From 1994 to 1996, he was Senior Vice President, Worldwide Services for NCR. Mr. Carpenter joined AT&T in 1992 as Vice President, Marketing and Sales Operations for AT&T Network Systems. From 1988 to 1992, Mr. Carpenter held the position of Corporate Vice President, Support Operations, for Square D Corporation, a maker of electrical distribution, automation and industrial control products, systems and services.

     GARY J. COTSHOTT. Mr. Cotshott became Senior Vice President, Worldwide Customer Services as of December 31, 1996. From October 1995 to 1996, he was Vice President, Support Services for NCR. From

1993 to 1995, Mr. Cotshott was Vice President, Professional Services, and from 1991 to 1992 he was Vice President of NCR's CIMEG (Commercial, Industrial, Medical, Education, and Government) systems division.

     ROBERT A. DAVIS. Mr. Davis became Senior Vice President and Chief Quality Officer in 1995. From 1994 to 1995, Mr. Davis was with Ideon Group, Inc., a provider of credit card registry services, as Senior Vice President and Chief Quality Officer. From 1990 to 1994, Mr. Davis was Vice President and Chief Quality Officer with AT&T Universal Card Services Corp.

     WILLIAM J. EISENMAN. Mr. Eisenman became Senior Vice President, Computer Systems Group in 1995. In 1994, he was appointed Vice President, NCR Worldwide Services, Global Remote Services. From 1991 to 1994, he was Vice President, NCR Large Computer Products Division.

     DANIEL J. ENNEKING. Mr. Enneking became Senior Vice President, Systemedia Group in 1993. Mr. Enneking was appointed an officer by the Board of Directors of NCR in 1991, and from 1991 to 1993, Mr. Enneking held the position of Vice President, Finance & Administration, NCR U.S. Group.

     RICHARD H. EVANS. Mr. Evans became Senior Vice President, Global Human Resources and Chief Strategy Officer for NCR in November 1995. Prior to his appointment with NCR, Mr. Evans was Global Human Resources Vice President for AT&T. From 1991 to 1993, Mr. Evans was President and Regional Managing Director for AT&T's International Operations Division Asia/Pacific in Hong Kong.

     ANTHONY FANO. Mr. Fano became Senior Vice President, Retail Systems Group in 1995. From 1994 to 1995, Mr. Fano was Senior Vice President, NCR Europe and Middle East/Africa, responsible for all NCR sales and services activity in that geographic region. From 1993 to 1994, he was Senior Vice President, Quality and Re-engineering. From 1991 to 1993, he was Vice President, NCR Latin America/Middle East/Africa Group.

     JOHN L. GIERING. Mr. Giering has held the position of Senior Vice President and Chief Financial Officer of NCR since 1990. He was a director of the Company from January 1994 until December 1996.

     JONATHAN S. HOAK. Mr. Hoak became Senior Vice President and General Counsel in December 1993. He was a director of the Company from September 3, 1996 until December 1996. From 1990 to 1993, Mr. Hoak was with AT&T Federal Systems as a General Attorney.

     PER-OLOF LOOF. Mr. Loof became Senior Vice President, Financial Systems Group in November 1995. From 1994 to 1995, Mr. Loof was President and Chief Executive Officer, AT&T Istel Co. Mr. Loof served as Vice President, Sales and Marketing for Europe with Digital, a computer and related equipment and software company, in 1994, and from 1990 to 1993 was Vice President, Financial Industry, with Digital Europe.

     ALICE H. LUSK. Ms. Lusk became Senior Vice President, Worldwide Professional Services and Information Systems Operations effective September 23, 1996. From 1992 to 1995, she was Corporate Vice President and Group Executive for Healthcare and Life, Property, Casualty and Workers Compensation Insurance Business Units at EDS, an information technology services company. Ms. Lusk served as President, Healthcare Strategic Business Unit at EDS from 1991 to 1992. Ms. Lusk is a director of Access Health, Inc.

     DENNIS ROBERSON. Mr. Roberson became Senior Vice President and Chief Technical Officer in September 1995. Mr. Roberson joined NCR as Vice President, NCR Computer Products and Systems in May 1994. From 1988 to 1994, Mr. Roberson was Vice President, Software, with Digital.

     JOSE LUIS SOLLA. Mr. Solla became Senior Vice President in November 1995, responsible for all sales and services activities in the Europe/Middle East/Africa Region. Mr. Solla joined AT&T Iberia as a Country Leader in 1995. During 1995, Mr. Solla also held the position of Area Manager, Iberia with Olivetti, an office and computer equipment company. Mr. Solla joined Olivetti Spain in 1992 and held the position of Managing Director until 1995. Prior to 1992, Mr. Solla was Area Director, ICL Spain, a computer and telecommunications systems company.

     HIDEAKI TAKAHASHI. Mr. Takahashi became Senior Vice President in January 1996, responsible for all sales and services activities in the Asia/Pacific Region. In July 1994, Mr. Takahashi was appointed Vice President Asia/Pacific Region. From 1992 to 1994, Mr. Takahashi was Vice President, Operations, Japan. In 1992, he became Director, NCR Japan, Ltd. From 1987 to 1992, he was General Manager of NCR's engineering and manufacturing facility in Oiso, Japan.

     MICHAEL P. TARPEY. Mr. Tarpey was appointed Senior Vice President of Public Relations in January 1996. From 1994 to 1995, Mr. Tarpey was Public Relations Vice President for AT&T's Consumer Communications Services business. From 1990 to 1993, he was Vice President, Public Relations for AT&T's Business Long Distance Unit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     Effective December 31, 1996, AT&T distributed to its shareholders all of its interest in NCR on the basis of one share of NCR common stock for each 16 shares of AT&T common stock. The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR". The approximate number of record holders of common stock as of December 31, 1996 was 2.5 million. Prior to the date of Distribution, NCR stock traded on a "when issued" basis from December 11, 1996 to December 31, 1996.

     NCR does not anticipate the payment of any cash dividends on NCR common stock in the foreseeable future. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company is included on page 30 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion of NCR's financial condition and results of operations is included on pages 31-35 of NCR's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of NCR and the report of independent accountants are included on pages 36-52 of NCR's 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NCR filed Form 8-K relating to changes in accountants with the Securities and Exchange Commission ("SEC") on February 26, 1997.

     Effective February 21, 1997, upon the recommendation of the Audit and Finance Committee of the Board of Directors of NCR, the Board appointed Price Waterhouse L.L.P. as independent accountants for 1997. As of the date of filing of NCR's report on Form 10-K for the year ended December 31, 1996, Coopers & Lybrand L.L.P. will no longer serve as independent accountants of NCR.

     The reports by Coopers & Lybrand L.L.P. on the consolidated financial statements of NCR for each of the two fiscal years in the period ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During NCR's two most recent fiscal years and through February 25, 1997, there have been no disagreements with the former independent accountants, Coopers & Lybrand L.L.P., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     A copy of Coopers & Lybrand's letter, dated February 25, 1997, addressed to the SEC stating that it agrees with the above statements is filed as Exhibit 16 to the Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of NCR is included on pages 7-8 of NCR's Proxy Statement dated March 3, 1997 and is incorporated herein by reference.

     Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

ITEM 11. EXECUTIVE COMPENSATION

     The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 13-18 of NCR's Proxy Statement dated March 3, 1997 and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 9-10 of NCR's Proxy Statement dated March 3, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership of Management and Directors" on page 10 of NCR's Proxy Statement dated March 3, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

        (1) Financial Statements:

                                                                                PAGES IN
                                                                             ANNUAL REPORT
                                                                            TO SHAREHOLDERS*
                                                                            ----------------
    Report of Management..................................................      36
    Report of Independent Accountants.....................................      36
    Consolidated Statements of Operations.................................      37
    Consolidated Balance Sheets...........................................      38
    Consolidated Statements of Cash Flows.................................      39
    Consolidated Statements of Changes in Shareholders' Equity............      40
    Notes to Consolidated Financial Statements............................        41-52

---------------

* Incorporated by reference from the indicated pages of NCR's 1996 Annual Report to Shareholders.

        (2) Financial Statement Schedule:

            Report of Independent Accountants.....................         14
            Schedule:
            II -- Valuation and Qualifying Accounts...............         15

        (3) Exhibits:

           Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1996.

        EXHIBIT
          NO.                                      DESCRIPTION
        -------   -----------------------------------------------------------------------------
             2    Distribution Agreement, dated as of November 20, 1996, as amended and restated as of December 18, 1996, by and between AT&T Corp. and NCR
                  Corporation
           3.1    Articles of Amendment and Restatement and Articles Supplementary of NCR
                  Corporation
           3.2    Bylaws of NCR Corporation
           4.1    Common Stock Certificate of NCR Corporation
           4.2    Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December
                  31, 1996, by and between NCR Corporation and The First National Bank of
                  Boston
          10.1    Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to
                  Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form
                  S-1 (No. 333-00703) dated April 3, 1996 (the "Lucent Registration
                  Statement"))
          10.2    Employee Benefits Agreement, dated as of November 20, 1996, by and between
                  AT&T Corp. and NCR Corporation
          10.3    Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T
                  Corp. and NCR Corporation
          10.4    Patent License Agreement, effective as of March 29, 1996, by and among AT&T
                  Corp., NCR Corporation and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.7 to the Lucent Registration Statement)

        EXHIBIT
          NO.                                      DESCRIPTION
        -------   -----------------------------------------------------------------------------
          10.5    Amended and Restated Technology License Agreement, effective as of March 29,
                  1996,  by and among AT&T Corp., NCR Corporation and Lucent Technologies Inc.
                  (incorporated by reference to Exhibit 10.8 to the Lucent Registration
                  Statement)
          10.6    Tax Sharing Agreement, dated as of February 1, and amended and restated as of
                  March 29, 1996, by and among AT&T Corp., NCR Corporation and Lucent
                  Technologies Inc. (incorporated by reference to Exhibit 10.6 to the Lucent
                  Registration Statement)
          10.7    Interim Services and Systems Replication Agreement by and among AT&T Corp.,
                  Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996
                  (incorporated by reference to Exhibit 10.4 to the Lucent Registration
                  Statement) and as amended by First Amendment to Interim Services and Systems
                  Replication Agreement, dated September 1, 1996
          10.8    NCR Management Stock Plan
          10.9    NCR WorldShares Plan
         10.10    NCR Senior Executive Retirement, Death & Disability Plan (incorporated by reference to Exhibit 10.10 to the NCR Corporation Registration Statement on
                  Form 10 (No. 001-00395), dated November 25, 1996 (the "NCR Corporation
                  Registration Statement"))
         10.11    The Retirement Plan for Officers of NCR (incorporated by reference to Exhibit
                  10.11 to the NCR Corporation Registration Statement)
         10.12    Employment Agreements with Lars Nyberg (incorporated by reference to Exhibit
                  10.12 to the NCR Corporation Registration Statement)
         10.13    Employment Agreement with John L. Giering (incorporated by reference to
                  Exhibit 10.13 to the NCR Corporation Registration Statement)
         10.14    Employment Agreement with Robert R. Carpenter (incorporated by reference to
                  Exhibit 10.14 to the NCR Corporation Registration Statement)
         10.15    Credit Agreement, dated as of November 20, 1996, among NCR Corporation, The
                  Lenders Party thereto, and The Chase Manhattan Bank, as Administrative Agent
                  and Bank of America National Trust & Savings Association, as Documentation
                  Agent (incorporated by reference to Exhibit 10.15 to the NCR Corporation
                  Registration Statement)
         10.16    NCR Change-in-Control Severance Plan for Executive Officers
         10.17    Change-in-Control Agreement by and between NCR and Lars Nyberg
         10.18    NCR Director Compensation Program
         10.19    NCR Long Term Incentive Program and NCR Management Incentive Program
            13    Pages 29-52 of NCR's 1996 Annual Report to Shareholders
            21    Subsidiaries of NCR Corporation
            23    Consent of Independent Accountants
            27    Financial Data Schedule

     NCR will furnish, without charge, to a security holder upon written request a copy of NCR's 1996 Annual Report to Shareholders and NCR's Proxy Statement, portions of which are incorporated herein by reference thereto. NCR will furnish any other exhibit at cost. Literature requests are available upon writing to:

NCR -- Investor Relations
1700 South Patterson Boulevard
Dayton, OH 45479

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of NCR Corporation is included on page 36 of NCR's 1996 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in Item 14 on page 12 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Dayton, Ohio
January 21, 1997

                                NCR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                          COLUMN C
                                                   -----------------------
                                       COLUMN B           ADDITIONS                        COLUMN E
                                      ----------   -----------------------                ----------
              COLUMN A                BALANCE AT   CHARGED TO   CHARGED TO    COLUMN D    BALANCE AT
------------------------------------  BEGINNING     COSTS &       OTHER      ----------      END
            DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
------------------------------------  ----------   ----------   ----------   ----------   ----------
Year Ended December 31, 1996
  Allowance for doubtful accounts...     $ 68         $ --         $ --         $ 14         $ 54
  Deferred tax asset valuation
     allowance......................      472          167           --           --          639
  Inventory valuation reserves......      330           23           --          201          152
  Reserves related to business
     restructuring..................      858           --           --          611          247
Year Ended December 31, 1995
  Allowance for doubtful accounts...     $ 41         $ 61         $ --         $ 34         $ 68
  Deferred tax asset valuation
     allowance......................      405           67           --           --          472
  Inventory valuation reserves......       64          514(a)        --          248          330
  Reserves related to business
     restructuring..................       71          963           --          176          858
Year Ended December 31, 1994
  Allowance for doubtful accounts...     $ 31         $ 38         $ --         $ 28         $ 41
  Deferred tax asset valuation
     allowance......................      449           --           --           44          405
  Inventory valuation reserves......       54           59           --           49           64
  Reserves related to business
     restructuring..................      196           --           --          125           71

---------------

(a) Includes $417 restructuring reserve in the third quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NCR CORPORATION

Date: March 12, 1997                      By: /s/ LARS NYBERG
                                            ------------------------------------
                                            Lars Nyberg, Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------

/s/ LARS NYBERG                                  Chairman of the Board and Chief Executive
-----------------------------------------------  Officer
Lars Nyberg

/s/ JOHN L. GIERING                              Senior Vice President and Chief Financial
-----------------------------------------------  Officer
John L. Giering

/s/ DUANE L. BURNHAM                             Director
-----------------------------------------------
Duane L. Burnham

/s/ DAVID R. HOLMES                              Director
-----------------------------------------------
David R. Holmes

/s/ LINDA FAYNE LEVINSON                         Director
-----------------------------------------------
Linda Fayne Levinson

/s/ RONALD A. MITSCH                             Director
-----------------------------------------------
Ronald A. Mitsch

/s/ C.K. PRAHALAD                                Director
-----------------------------------------------
C.K. Prahalad

/s/ JAMES O. ROBBINS                             Director
-----------------------------------------------
James O. Robbins

/s/ WILLIAM S. STAVROPOULOS                      Director
-----------------------------------------------
William S. Stavropoulos

Date: March 12, 1997

                                 EXHIBIT INDEX


        EXHIBIT
          NO.                                      DESCRIPTION
        -------   -----------------------------------------------------------------------------
             2    Distribution Agreement, dated as of November 20, 1996, as amended and restated as of December 18, 1996, by and between AT&T Corp. and NCR
                  Corporation
           3.1    Articles of Amendment and Restatement and Articles Supplementary of NCR
                  Corporation
           3.2    Bylaws of NCR Corporation
           4.1    Common Stock Certificate of NCR Corporation
           4.2    Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December
                  31, 1996, by and between NCR Corporation and The First National Bank of
                  Boston
          10.1    Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (incorporated by reference to
                  Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form
                  S-1 (No. 333-00703) dated April 3, 1996 (the "Lucent Registration
                  Statement"))
          10.2    Employee Benefits Agreement, dated as of November 20, 1996, by and between
                  AT&T Corp. and NCR Corporation
          10.3    Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T
                  Corp. and NCR Corporation
          10.4    Patent License Agreement, effective as of March 29, 1996, by and among AT&T
                  Corp., NCR Corporation and Lucent Technologies Inc. (incorporated by reference to Exhibit 10.7 to the Lucent Registration Statement)
          10.5    Amended and Restated Technology License Agreement, effective as of March 29,
                  1996, by and among AT&T Corp., NCR Corporation and Lucent Technologies Inc.
                  (incorporated by reference to Exhibit 10.8 to the Lucent Registration
                  Statement)
          10.6    Tax Sharing Agreement, dated as of February 1, and amended and restated as of
                  March 29, 1996, by and among AT&T Corp., NCR Corporation and Lucent
                  Technologies Inc. (incorporated by reference to Exhibit 10.6 to the Lucent
                  Registration Statement)
          10.7    Interim Services and Systems Replication Agreement by and among AT&T Corp.,
                  Lucent Technologies Inc. and NCR Corporation, dated as of February 1, 1996
                  (incorporated by reference to Exhibit 10.4 to the Lucent Registration
                  Statement) and as amended by First Amendment to Interim Services and Systems
                  Replication Agreement, dated September 1, 1996
          10.8    NCR Management Stock Plan
          10.9    NCR WorldShares Plan
         10.10    NCR Senior Executive Retirement, Death & Disability Plan (incorporated by reference to Exhibit 10.10 to the NCR Corporation Registration Statement on
                  Form 10 (No. 001-00395), dated November 25, 1996 (the "NCR Corporation
                  Registration Statement"))
         10.11    The Retirement Plan for Officers of NCR (incorporated by reference to Exhibit
                  10.11 to the NCR Corporation Registration Statement)
         10.12    Employment Agreements with Lars Nyberg (incorporated by reference to Exhibit
                  10.12 to the NCR Corporation Registration Statement)
         10.13    Employment Agreement with John L. Giering (incorporated by reference to
                  Exhibit 10.13 to the NCR Corporation Registration Statement)
         10.14    Employment Agreement with Robert R. Carpenter (incorporated by reference to
                  Exhibit 10.14 to the NCR Corporation Registration Statement)
         10.15    Credit Agreement, dated as of November 20, 1996, among NCR Corporation, The
                  Lenders Party thereto, and The Chase Manhattan Bank, as Administrative Agent
                  and Bank of America National Trust & Savings Association, as Documentation
                  Agent (incorporated by reference to Exhibit 10.15 to the NCR Corporation
                  Registration Statement)
         10.16    NCR Change-in-Control Severance Plan for Executive Officers
         10.17    Change-in-Control Agreement by and between NCR and Lars Nyberg
         10.18    NCR Director Compensation Program
         10.19    NCR Long Term Incentive Program and NCR Management Incentive Program
            13    Pages 29-52 of NCR's 1996 Annual Report to Shareholders
            21    Subsidiaries of NCR Corporation
            23    Consent of Independent Accountants
            27    Financial Data Schedule