Form 10-Q
period 1997-03-31
NCR CORP
filed 1997-05-09
CIK 70866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]



        Number of shares of common stock, $.01 par value, outstanding as of April 30, 1997 was 101,904,025.

================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                DESCRIPTION                                 PAGE

Item 1.   Financial Statements

          Consolidated Statements of Operations (Unaudited)
          Quarter ended March 31, 1997 and 1996                               3

          Consolidated Balance Sheets (Unaudited)
          March 31, 1997 and December 31, 1996                                4

          Consolidated Statements of Cash Flows (Unaudited)
          Quarter ended March 31, 1997 and 1996                               5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                             8

                           PART II. OTHER INFORMATION

                                DESCRIPTION                                 PAGE

Item 4.   Submission of Matters to a Vote of Security Holders                11

Item 6.   Exhibits and Reports on Form 8-K                                   11

          Signature                                                          12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NCR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                QUARTER ENDED MARCH 31
                                                                -----------------------
                                                                  1997           1996
                                                                -------         -------
REVENUE
Sales                                                           $   714         $   875
Services                                                            675             711
                                                                -------         -------
TOTAL REVENUE                                                     1,389           1,586
                                                                -------         -------

OPERATING EXPENSES
Cost of sales                                                       489             637
Cost of services                                                    517             544
Selling, general, and administrative expenses                       314             355
Research and development expenses                                    87              87
                                                                -------         -------
TOTAL OPERATING EXPENSES                                          1,407           1,623
                                                                -------         -------

LOSS FROM OPERATIONS                                                (18)            (37)
Interest expense                                                      2              13
Other (income) expense, net                                          (5)              3
                                                                -------         -------

LOSS BEFORE INCOME TAXES                                            (15)            (53)
Income tax expense                                                    1              12
                                                                -------         -------

NET LOSS                                                        $   (16)        $   (65)
                                                                =======         =======

NET LOSS PER COMMON SHARE                                       $  (.16)        $  (.64)
                                                                =======         =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in millions)          101.5           101.4
                                                                =======         =======

See accompanying notes.

                               NCR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                MARCH 31      DECEMBER 31
                                                                  1997           1996
                                                                 -------        -------
ASSETS
Current assets
  Cash and short-term investments                                $ 1,133         $1,203
  Accounts receivable, net                                         1,336          1,457
  Inventories                                                        535            439
  Deferred income taxes                                              121            122
  Other current assets                                               136             97
                                                                 -------         ------
TOTAL CURRENT ASSETS                                               3,261          3,318

Rental equipment and service parts, net                              259            277
Property, plant, and equipment, net                                  884            930
Other assets                                                         763            755
                                                                 -------         ------
TOTAL ASSETS                                                     $ 5,167         $5,280
                                                                 =======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                          $    44         $   28
  Accounts payable                                                   314            352
  Payroll and benefits liabilities                                   346            383
  Customers' deposits and deferred service revenue                   434            348
  Other current liabilities                                          804            856
                                                                 -------         ------
TOTAL CURRENT LIABILITIES                                          1,942          1,967

Long-term debt                                                        44             48
Pension and indemnity liabilities                                    307            300
Postretirement and postemployment benefits liabilities               800            777
Other liabilities                                                    471            503
Minority interests                                                   282            289
                                                                 -------         ------
TOTAL LIABILITIES                                                  3,846          3,884
                                                                 -------         ------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Common stock par value $.01 per share (authorized: 500
    million shares; issued and outstanding: 101.5 million
    shares at March 31, 1997 and 101.4 million shares at
    December 31, 1996)                                                 1              1
  Paid-in capital                                                  1,394          1,394
  Retained earnings                                                  (16)            --
  Other                                                              (58)             1
                                                                 -------         ------
TOTAL SHAREHOLDERS' EQUITY                                         1,321          1,396
                                                                 -------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 5,167         $5,280
                                                                 =======         ======

See accompanying notes.

                               NCR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               DOLLARS IN MILLIONS

                                                                   QUARTER ENDED MARCH 31
                                                                   ----------------------
                                                                      1997          1996
                                                                    -------         -----
OPERATING ACTIVITIES
Net loss                                                            $   (16)        $ (65)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                          92            72
Changes in operating assets and liabilities:
  Receivables                                                           121           525
  Inventories                                                           (96)           66
  Payables and other current liabilities                                (60)         (422)
  Other operating assets and liabilities                                (43)          122
                                                                    -------         -----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (2)          298
                                                                    -------         -----

INVESTING ACTIVITIES

Purchases of short-term investments                                    (248)          (56)
Sales of short-term investments                                          11            48
Expenditures for service parts                                          (22)          (16)
Expenditures for property, plant, and equipment                         (26)          (21)
Proceeds from sales of assets                                            30            12
Other investing activities                                              (24)          (19)
                                                                    -------         -----
NET CASH USED IN INVESTING ACTIVITIES                                  (279)          (52)
                                                                    -------         -----

FINANCING ACTIVITIES

Short-term borrowings, net                                               16           (18)
Proceeds from issuance of long-term debt                                 --             7
Repayments of long-term debt                                             (4)         (237)
Transfers from AT&T, net                                                 --           309
                                                                    -------         -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                12            61
                                                                    -------         -----

Effect of exchange rate changes on cash and cash equivalents            (38)          (16)
                                                                    -------         -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (307)          291
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,163           314
                                                                    -------         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   856         $ 605
                                                                    =======         =====

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by NCR Corporation ("NCR") without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1996 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996.


2.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                   March 31       December 31
                                                     1997             1996
                                                    ------           ------
(In millions)

CASH AND SHORT-TERM INVESTMENTS
Cash and cash equivalents                           $  856           $1,163
Short-term investments                                 277               40
                                                    ------           ------
Total cash and short-term investments               $1,133           $1,203
                                                    ======           ======

INVENTORIES
Finished goods                                      $  372           $  297
Work in process and raw materials                      163              142
                                                    ------           ------
Total inventories                                   $  535           $  439
                                                    ======           ======


3.   CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 1997, cannot be determined.

LEGAL PROCEEDINGS

As of March 31, 1997, there were a number of individual product liability claims pending against NCR alleging that its products, including personal computers, supermarket bar code scanners, cash registers, and check encoders, caused so-called "repetitive strain injuries" or "cumulative trauma disorders," such as carpal tunnel syndrome. As of March 31, 1997, approximately 80 such claims were pending against NCR. In such lawsuits, the plaintiff typically alleges that the injury was caused by the design of the product at issue or a failure to warn of alleged hazards. These plaintiffs generally seek compensatory damages and, in many cases, punitive damages. Most other manufacturers of these products have also been sued by plaintiffs on similar theories. Ultimate resolution of the litigation against NCR may substantially depend on the outcome of similar matters of this type pending in various courts. NCR has denied the merits and basis for the pending claims against it and intends to continue to contest these cases vigorously.

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $200 million, trebled, plus attorneys' fees, based on State antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices. The portions of the complaint pertinent to NCR, among other things, assert a purported agreement between Siemens-Nixdorf entities (Siemens) and NCR regarding the servicing of certain "ultra-high speed printers" manufactured by Siemens and the agreement's impact upon independent service organizations, brokers, and end-users of such printers. The amount of any liabilities or other costs that may be incurred in connection with this matter cannot currently be determined.

ENVIRONMENTAL MATTERS

NCR's facilities and operations are subject to a wide range of environmental protection laws in the U.S. and other countries related to solid and hazardous waste disposal, the control of air emissions and water discharges, and the mitigation of impacts to the environment from past operations and practices. NCR has investigatory and remedial activities underway at a number of currently and formerly owned or operated facilities to comply, or to determine compliance, with applicable environmental protection laws. NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to a variety of statutory schemes, both State and Federal, including the Federal Water Pollution Control Act (FWPCA) and comparable State statutes, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and comparable State statutes.

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State Trustee) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State Trustee to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State Trustee. The Federal Trustees are not party to that agreement, and they have collateral disputes with the State Trustee. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWCPA within 60 days of the notice, unless a negotiated resolution of their claims is reached. In March 1997, NCR and the other identified PRPs entered into a tolling agreement with the Federal Trustees, effectively staying the 60-day notice for an additional 60 days. Negotiations with the State and Federal Trustees continue. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination,
(ii) the absence of identified remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply and believes the claims described above are the responsibility of the buyer and its former parent company pursuant to the terms of the sales agreement. In this connection, NCR has commenced litigation against the buyer to enforce its position.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts provided as of March 31, 1997 will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be 30 years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" (EPS). SFAS 128 replaces the requirement for a presentation of primary EPS with a presentation of basic EPS and requires presentation of both basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed as a percentage of revenue.

                                                          QUARTERS ENDED MARCH 31
                                                          -----------------------
                                                            1997           1996
                                                            ----           ----
Sales revenue                                                51.4%          55.2%
Services revenue                                             48.6           44.8
                                                            -----          -----
Total revenue                                               100.0%         100.0%
                                                            =====          =====

Sales gross margin                                           31.5%          27.2%
Services gross margin                                        23.4           23.5
                                                            -----          -----
Total gross margin                                           27.6%          25.5%

Selling, general, and administrative expenses                22.6%          22.4%
Research and development expenses                             6.3            5.5
                                                            -----          -----
Operating loss                                               (1.3)%         (2.4)%
                                                            =====          =====

REVENUE

Revenue for the quarter ended March 31, 1997 was $1,389 million, a decrease of 12% from the first quarter of 1996. The decrease in revenue was in part due to NCR's decision to no longer sell PC/entry level server products through high-volume indirect channels. When PC/entry level server products are excluded from both periods, revenues in NCR's core set of businesses decreased by 9% in the first quarter of 1997. When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates (particularly the strengthening of the U.S. dollar against most European currencies and the Japanese yen) revenues in core businesses decreased by 5%.

Sales revenue decreased 18% to $714 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease in sales revenue was principally due to NCR's decision to no longer sell PC/entry level server products through high-volume indirect channels and the unfavorable impact of foreign currency exchange rates. Revenue increased for NCR's enterprise servers used in scalable data warehousing applications but was not sufficient to offset declines in other parts of the computer business. Revenue for retail, financial, and systemedia products also declined in the first quarter of 1997 compared to the first quarter of 1996, largely due to the unfavorable impact of foreign currency rates. Services revenue decreased 5% to $675 million in the first quarter of 1997 compared to the first quarter of 1996. Revenue for professional services increased by 5% in the quarter despite the adverse currency rate impact. This increase was not sufficient to offset declines in customer services and data services revenue, both of which were unfavorably influenced by foreign currency rate impacts.

Revenue in the first quarter of 1997 compared with the first quarter of 1996 was flat in the Asia Pacific region, declined by 12% in the Americas, and declined by 18% in Europe/Middle East/Africa (EMEA). When adjusted for the unfavorable impact of quarter to quarter changes in foreign currency exchange rates, revenue on a local currency basis increased 8% in Asia Pacific and decreased 12% in EMEA. The Americas region made up 49% of NCR's total first quarter 1997 revenues, EMEA region comprised 30%, and Asia Pacific region comprised 21%.

OPERATING EXPENSES

Gross margin as a percentage of revenue increased 2.1 percentage points from 25.5% in the first quarter of 1996 to 27.6% in the first quarter of 1997. Sales gross margin increased 4.3 percentage points to 31.5% for the first quarter of 1997. Gross margin on services revenue was 23.4% for the first quarter of 1997 compared to 23.5% for the first quarter of 1996.

Selling, general, and administrative expenses decreased $41 million or 12% in the first quarter of 1997. As a percentage of revenue, selling, general, and administrative expenses were 22.6% in the first quarter of 1997 and 22.4% in the same period in 1996. The decrease in 1997 was primarily the result of NCR's continued focus on expense discipline and the favorable impact of foreign exchange rates.

Research and development expenses were $87 million in both the first quarter of 1997 and 1996. As a percentage of revenue, research and development expenses were 6.3% in the first quarter of 1997 and 5.5% of a larger revenue base in the first quarter of 1996.

LOSS BEFORE INCOME TAXES

NCR reported an operating loss of $18 million in the first quarter of 1997 compared to an operating loss of $37 million in the first quarter of 1996. Interest expense was $2 million in the first quarter of 1997 compared to $13 million in the first quarter of 1996. Other income, net of expenses, was $5 million in the first quarter of 1997 compared to a net expense of $3 million in the first quarter of 1996.

NCR reported a loss before taxes of $15 million in the first quarter of 1997 compared to a loss before taxes of $53 million in the first quarter of 1996.

NET LOSS

The provision for income taxes was $1 million in the first quarter of 1997 compared to $12 million in the first quarter of 1996. NCR's tax provision results from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries are profitable, and an inability on a stand-alone basis to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net loss was $16 million in the first quarter of 1997 and $65 million in the same period in 1996.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash, cash equivalents, and short-term investments totaled $1,133 million at March 31, 1997 compared to $1,203 million at December 31, 1996.

NCR used cash flows in operations of $2 million in the first quarter of 1997 while generating cash flows in operations of $298 million in the first quarter of 1996. The cash generated in operations in the first quarter of 1996 was due principally to the large reduction in inventory and receivable balances. Receivable balances decreased $525 million in the first quarter of 1996 compared with $121 million in the same period in 1997. The decrease in 1996 was due largely to NCR's decision to no longer sell PC/entry level servers through high-volume indirect channels and a reduction in receivable balances due to the sale of NCR's Switzerland data services business. Inventory balances decreased $66 million in the first quarter of 1996 compared to an increase of $96 million in the first quarter of 1997. The decrease in 1996 resulted from exiting the PC manufacturing business, overall improved supply line management, and an increased focus on inventory management practices. The increase in inventory in the first quarter of 1997 is consistent with the historical inventory balances increases during the first three quarters of the year. Cash required for payables decreased from $422 million in the first quarter of 1996 to $60 million in the first quarter of 1997 primarily due to payments made in the first quarter of 1996 relating to NCR's 1995 restructuring.

Net cash flows used in investing activities were $279 million in the first quarter of 1997 and $52 million in the first quarter of 1996. In 1997, NCR purchased $248 million of short-term investments as a part of its overall cash management strategy. Capital expenditures were $48 million for the first quarter of 1997 and $37 million for the comparable period in 1996. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities.

Net cash provided by financing activities was $12 million in the first quarter of 1997 and $61 million in the first quarter of 1996. In 1996, NCR relied on AT&T to provide financing for its operations. The cash flows reflected as transfers from AT&T in the consolidated statements of cash flows for 1996 represent capital infusions that were used to fund NCR's ongoing operations. In addition, $237 million of debt was repaid in the first quarter of 1996.

NCR believes that cash flows from operations, the credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurances that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

The markets for many of NCR's offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. NCR's operating results will depend to a significant extent on its ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of NCR's competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

Due to NCR's focus on providing complex integrated solutions to customers, NCR frequently relies on third parties to provide significant elements of NCR's offerings, which must be integrated with the elements provided by NCR. NCR has from time to time formed alliances with third parties that have complementary products, services, and skills. These business practices often require NCR to rely on the performance and capabilities of third parties which are beyond NCR's control.

A number of NCR's products and systems rely primarily on specific suppliers for microprocessors, operating systems, and other central components. The failure of any of these technologies to remain competitive, either individually or as part of a system or solution, or the failure of these providers to continue such technologies, could impact future operating results.

NCR also uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology, or other considerations. In some cases, those components are available only from single sources. The process of substituting a new producer of such parts could impact NCR's results of operations.

NCR faces significant competition in all geographic areas where it operates. Its markets are characterized by continuous, rapid technological change, the need to introduce products in a timely manner in order to take advantage of market opportunities, short product life cycles, frequent product performance improvements, and price reductions. The significant competition in the information technology industry has decreased gross margins for many companies in recent years and could continue to do so in the future. Future operating results will depend in part on NCR's ability to mitigate such margin pressure by maintaining a favorable mix of systems, solutions, services, and other revenues and by achieving component cost reductions and operating efficiencies.

NCR's sales are historically seasonal, with revenue higher in the fourth quarter of each year. Consequently, during the three quarters ending in March, June, and September, NCR has historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes NCR's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing, and mix of product sales. In addition, in many quarters, a large portion of NCR's revenue is realized in the third month of the quarter. Operating expenses are relatively fixed in the short term and often cannot be materially reduced in a particular quarter if revenue falls below anticipated levels for such quarter.

NCR's foreign operations are subject to a number of risks inherent in operating abroad. Such operations may be adversely affected by a variety of factors, many of which cannot be readily foreseen and over which NCR has no control. A significant change in the value of the dollar or another functional currency against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may impact future operating results. NCR attempts to mitigate a portion of such changes through the use of foreign currency contracts.

In the normal course of business, NCR is subject to regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims, and other legal proceedings and environmental matters, and to comply with applicable environmental laws, will not impact future operating results.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 1997. NCR's Annual Stockholders' Meeting was held on April 16, 1997. At the Annual Meeting, stockholders voted on two matters: the proposal to elect Lars Nyberg, David R. Holmes, and James O. Robbins as directors, and the approval of material terms of performance goals for compensation provided under the NCR Management Stock Plan to qualify such compensation under Section 162 (m) of the Internal Revenue Code. The affirmative, negative, and abstaining votes cast with respect to each matter required to be reported herein are as follows:

Annual Meeting of Stockholders

                                                 Affirmative               Negative            Abstaining
                                                     Votes                   Votes                Votes
                                                  ----------               ----------          ----------
1.    Election of Directors

     Lars Nyberg                                  74,509,232                                    489,202
     David R. Holmes                              74,498,074                                    500,360
     James O. Robbins                             74,511,184                                    487,250

2.   Proposal to approve
     Material Terms of Performance
     Goals under the NCR Management
     Stock Plan                                   66,316,551               8,123,383            558,500

A copy of the transcript of NCR's 1997 Annual Meeting may be obtained upon written request to NCR's Corporate Secretary at NCR Corporation, 1700 S. Patterson Blvd., Dayton, OH 45479.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)         EXHIBITS

                            27     Financial Data Schedule

                (b)         REPORTS ON FORM 8-K

                On February 7, 1997, NCR filed a Current Report on Form 8-K, including a consolidated balance sheet as of December 31, 1996, a consolidated statement of cash flows for the year ended December 31, 1996, and consolidated statements of operations, consolidated revenue summary, and supplemental consolidated statements of operating income (excluding restructuring and other charges) for the quarter and year ended December 31, 1996, with respect to its Press Release on the fourth quarter and year-end financial results.

                On February 26, 1997, NCR filed a Current Report on Form 8-K with respect to a change in its independent accountants.

                On March 26, 1997, NCR filed a Current Report on Form 8-K/A as an amendment to the Form 8-K filed on February 26, 1997 with respect to a change in its independent accountants.

                On April 18, 1997, NCR filed a Current Report on Form 8-K, including an unaudited consolidated balance sheet as of March 31, 1997, and unaudited consolidated statements of operations and consolidated revenue summary for the quarter ended March 31, 1997, with respect to its Press Release on the first quarter financial results.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NCR CORPORATION
Date: May 9, 1997                       By:   /s/ John L. Giering
                                        ------------------------------
                                        John L. Giering, Senior Vice-President
                                        and Chief Financial Officer