Form 10-Q
period 1997-06-30
NCR CORP
filed 1997-08-13
CIK 70866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]








        Number of shares of common stock, $.01 par value, outstanding as of July 31, 1997 was 102,363,901.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                   DESCRIPTION                                  PAGE
                                   -----------                                  ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Three and six months ended June 30, 1997 and 1996                       3

          Condensed Consolidated Balance Sheets (Unaudited)
          June 30, 1997 and December 31, 1996                                     4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six months ended June 30, 1997 and 1996                                 5

          Notes to Condensed Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                 8

                           PART II. OTHER INFORMATION

                                   DESCRIPTION                                  PAGE
                                   -----------                                  ----
Item 6.   Exhibits and Reports on Form 8-K                                       13

          Signature                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NCR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS




                                                           THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                           --------------------------                 ------------------------
                                                           1997                  1996                 1997                1996
                                                           ----                  ----                 ----                ----
REVENUES
Sales                                                     $   919              $   937              $ 1,633            $ 1,812
Services                                                      726                  742                1,401              1,453
                                                          -------              -------              -------            -------
TOTAL REVENUES                                              1,645                1,679                3,034              3,265
                                                          -------              -------              -------            -------

OPERATING EXPENSES
Cost of sales                                                 647                  663                1,136              1,300
Cost of services                                              559                  552                1,076              1,096
Selling, general, and administrative expenses                 362                  356                  676                711
Research and development expenses                              96                   97                  183                184
                                                          -------              -------              -------            -------
TOTAL OPERATING EXPENSES                                    1,664                1,668                3,071              3,291
                                                          -------              -------              -------            -------

INCOME (LOSS) FROM OPERATIONS                                 (19)                  11                  (37)               (26)
Interest expense                                                4                   13                    6                 26
Other (income), net                                           (25)                  (6)                 (30)                (3)
                                                          -------              -------              -------            -------

INCOME (LOSS) BEFORE INCOME TAXES                               2                    4                  (13)               (49)
Income tax expense                                              6                   22                    7                 34
                                                          -------              -------              -------            -------

NET LOSS                                                  $    (4)             $   (18)             $   (20)           $   (83)
                                                          =======              =======              =======            =======

NET LOSS PER COMMON SHARE                                 $  (.04)             $  (.18)             $  (.20)           $  (.82)
                                                          =======              =======              =======            =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (IN MILLIONS)                                  102.1                101.4                101.8              101.4
                                                          =======              =======              =======            =======

See accompanying notes.

                                 NCR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS



                                                                      JUNE 30            DECEMBER 31
                                                                        1997                1996
                                                                      -------            -----------
ASSETS
Current assets
  Cash and short-term investments                                     $ 1,156              $1,203
  Accounts receivable, net                                              1,446               1,457
  Inventories                                                             517                 439
  Other current assets                                                    244                 219
                                                                      -------              ------
TOTAL CURRENT ASSETS                                                    3,363               3,318

Rental equipment and service parts, net                                   261                 277
Property, plant, and equipment, net                                       885                 930
Other assets                                                              776                 755
                                                                      -------              ------
TOTAL ASSETS                                                          $ 5,285              $5,280
                                                                      =======              ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                               $    56              $   28
  Accounts payable                                                        303                 352
  Payroll and benefits liabilities                                        330                 383
  Customer deposits and deferred service revenue                          417                 348
  Other current liabilities                                               834                 856
                                                                      -------              ------
TOTAL CURRENT LIABILITIES                                               1,940               1,967

Long-term debt                                                             36                  48
Pension and indemnity liabilities                                         310                 300
Postretirement and postemployment benefits liabilities                    802                 777
Other liabilities                                                         469                 503
Minority interests                                                        298                 289
                                                                      -------              ------
TOTAL LIABILITIES                                                       3,855               3,884
                                                                      -------              ------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share (authorized: 500
    million shares; issued and outstanding: 102.3 million
    shares at June 30, 1997 and 101.4 million shares at
    December 31, 1996)                                                      1                   1
  Paid-in capital                                                       1,412               1,394
  Retained earnings (deficit)                                             (20)                 --
  Other                                                                    37                   1
                                                                      -------              ------
TOTAL SHAREHOLDERS' EQUITY                                              1,430               1,396
                                                                      -------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 5,285              $5,280
                                                                      =======              ======


See accompanying notes.

                                 NCR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               DOLLARS IN MILLIONS



                                                                           SIX MONTHS ENDED JUNE 30
                                                                           ------------------------
                                                                           1997               1996
                                                                           ----               ----
OPERATING ACTIVITIES
Net loss                                                                 $   (20)             $ (83)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                              186                175
Changes in operating assets and liabilities:
  Receivables                                                                 11                733
  Inventories                                                                (78)                61
  Other operating assets and liabilities                                     (25)              (537)
                                                                         -------              -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     74                349
                                                                         -------              -----

INVESTING ACTIVITIES
Purchases of short-term investments, net                                    (277)               (17)
Expenditures for service parts                                               (66)               (58)
Expenditures for property, plant, and equipment                              (83)              (173)
Other investing activities                                                    15                 18
                                                                         -------              -----
NET CASH USED IN INVESTING ACTIVITIES                                       (411)              (230)
                                                                         =======              =====

FINANCING ACTIVITIES
Short-term borrowings, net                                                    28                 (6)
Repayments of long-term debt, net                                            (12)              (231)
Transfers from AT&T, net                                                      --                595
Other financing activities                                                    18                 --
                                                                         -------              -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     34                358
                                                                         -------              -----

Effect of exchange rate changes on cash and cash equivalents                 (21)                (7)
                                                                         -------              -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (324)               470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,163                314
                                                                         -------              -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   839              $ 784
                                                                         =======              =====

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


2.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                       June 30          December 31
                                                        1997               1996
                                                       -------          -----------
(In millions)
CASH AND SHORT-TERM INVESTMENTS
Cash and cash equivalents                              $  839             $1,163
Short-term investments                                    317                 40
                                                       ------             ------
Total cash and short-term investments                  $1,156             $1,203
                                                       ======             ======

INVENTORIES
Finished goods                                         $  342             $  297
Work in process and raw materials                         175                142
                                                       ------             ------
Total inventories                                      $  517             $  439
                                                       ======             ======


3.    CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 1997 cannot presently be determined.

LEGAL PROCEEDINGS

As of June 30, 1997, there were a number of individual product liability claims pending against NCR alleging that its products, including personal computers, supermarket bar code scanners, cash registers, and check encoders, caused so-called "repetitive strain injuries" or "cumulative trauma disorders," such as carpal tunnel syndrome. As of June 30, 1997, approximately 80 such claims were pending against NCR. In such lawsuits, the plaintiff typically alleges that the injury was caused by the design of the product at issue or a failure to warn of alleged hazards. These plaintiffs generally seek compensatory damages and, in many cases, punitive damages. Most other manufacturers of these products have also been sued by plaintiffs on similar theories. Ultimate resolution of the litigation against NCR may substantially depend on the outcome of similar matters of this type pending in various courts. NCR has denied the merits and basis for the pending claims against it and intends to continue to contest these cases vigorously.

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $200 million, trebled, plus attorneys' fees, based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices. The portions of the complaint pertinent to NCR, among other things, assert a purported agreement between Siemens-Nixdorf entities (Siemens) and NCR regarding the servicing of certain "ultra-high speed printers" manufactured by Siemens and the agreement's impact upon independent service organizations, brokers, and end-users of such printers. The amount of any liabilities or other costs, if any, that may be incurred in connection with this matter cannot currently be determined.

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

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State Trustee) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State Trustee to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State Trustee. The Federal Trustees are not party to that agreement. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWCPA within 60 days of the notice, unless a negotiated resolution of their claims was reached. In March 1997, NCR and the other identified PRPs entered into a tolling agreement with the Federal Trustees, effectively staying the 60-day notice for an additional 60 days. In July 1997, the State Trustee, the United States Environmental Protection Agency (USEPA), and the Federal Trustees entered into a Memorandum of Agreement (MOA). The MOA states that it provides a framework under which the parties to that agreement can coordinate remedial and restoration studies and actions regarding the Fox River, including the assertion of claims against the PRPs. In June 1997, USEPA announced its intention to propose the Fox River for inclusion on the National Priorities List; shortly thereafter, the State of Wisconsin announced its opposition to such listing. In July 1997, the USEPA sent the PRPs a Special Notice Letter calling for formal negotiations on the preparation of a remedial investigation and feasibility study (RI/FS) on the Fox River; on July 15, 1997, the PRPs agreed to enter into such negotiations. The Special Notice Letter also requested an extension of the tolling agreement for an additional period. The State Trustee has recently proposed that it, the PRPs, USEPA, and the Federal Trustees enter into a more comprehensive agreement by early 1998. NCR expects there will be further discussions over the next few months about the preparation of an RI/FS and the State Trustee's proposal for a more comprehensive agreement. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination, (ii) the absence of selected remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply and believes the claims described above are the responsibility of the buyer and its former parent company pursuant to the terms of the sale agreement. In this connection, NCR has commenced litigation against the buyer to enforce its position.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts provided as of June 30, 1997 will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be 30 years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed as a percentage of revenue.

                                                          THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                          --------------------------              ------------------------
                                                           1997                1996               1997                1996
                                                          -----               -----              -----               -----
Sales revenue                                              55.9%               55.8%              53.8%               55.5%
Services revenue                                           44.1%               44.2%              46.2%               44.5%
                                                          -----               -----              -----               -----
Total revenue                                             100.0%              100.0%             100.0%              100.0%
                                                          =====               =====              =====               =====

Sales gross margin                                         29.6%               29.2%              30.4%               28.3%
Services gross margin                                      23.0%               25.6%              23.2%               24.6%
                                                          -----               -----              -----               -----
Total gross margin                                         26.7%               27.6%              27.1%               26.6%

Selling, general, and administrative expenses              22.0%               21.2%              22.3%               21.8%
Research and development expenses                           5.8%                5.8%               6.0%                5.6%
                                                          -----               -----              -----               -----
Operating income (loss)                                    (1.1)%               0.6%              (1.2)%              (0.8)%
                                                          =====               =====              =====               =====


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUE

Revenue for the three months ended June 30, 1997 was $1,645 million, a decrease of 2% from the second quarter of 1996. When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue increased by 1% compared to the second quarter of 1996.

Sales revenue decreased 2% to $919 million in the second quarter of 1997 compared to the second quarter of 1996. Revenue gains from the year ago quarter in retail products of 25% and financial products of 13% were more than offset by revenue declines in computer products of 19% and systemedia products of 9%. Revenue increased for NCR's enterprise servers used in scalable data warehousing applications but was not sufficient to offset declines in other parts of the computer business. Services revenue decreased 2% to $726 million in the second quarter of 1997 compared to the second quarter of 1996. Revenue from professional services increased by 9% in the second quarter of 1997 from the year ago quarter despite the adverse currency rate impacts. The increase in professional services revenue was not sufficient to offset a decline of 3% in customer services revenue. Customer services revenue was impacted by the decrease in sales revenue and unfavorably influenced by foreign currency rate impacts.

Revenue in the second quarter of 1997 compared with the second quarter of 1996 increased by 1% in the Asia Pacific region, decreased by 2% in the Americas, and decreased by 6% in Europe/Middle East/Africa (EMEA). When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue on a local currency basis increased 8% in Asia Pacific and increased 1% in EMEA. The Americas region made up 48% of NCR's total second quarter 1997 customer revenue, EMEA region comprised 29%, and Asia Pacific region 23%.

OPERATING EXPENSES

Gross margin as a percentage of revenue decreased 0.9 percentage points from 27.6% in the second quarter of 1996 to 26.7% in the second quarter of 1997. Sales gross margins increased 0.4 percentage points to 29.6% for the second quarter of 1997. Services gross margins were down 2.6 percentage points to 23.0% for the second quarter of 1997. Services gross margins declined primarily due to lower reported revenue against a cost structure developed to support higher revenue levels.

Selling, general, and administrative expenses increased $6 million or 2% in the second quarter of 1997 from the year ago quarter. As a percentage of revenue, selling, general, and administrative expenses were 22.0% in the second quarter of 1997 and 21.2% in the same period of 1996. The increase was entirely driven by additional investments in selling expense; general and administrative expense declined from the year ago quarter. Research and development expenses decreased $1 million to $96 million in the second quarter of 1997. As a percentage of revenue, research and development expenses were 5.8% in both the second quarter of 1997 and 1996.

INCOME (LOSS) BEFORE INCOME TAXES

NCR reported an operating loss of $19 million in the second quarter of 1997 compared to an operating profit of $11 million in the second quarter of 1996. Interest expense was $4 million in the second quarter of 1997 compared to $13 million in the second quarter of 1996. The decrease in interest expense was the result of reduced debt levels in 1997 compared to 1996. Other income, net of expenses, was $25 million in the second quarter of 1997 compared to $6 million in the second quarter of 1996. The increase in other income results from higher interest income on increased levels of cash and short-term investments and positive impacts in 1997 of certain foreign exchange contracts and insurance proceeds related to a prior year loss.

NCR reported income before taxes of $2 million in the second quarter of 1997 compared to a income before taxes of $4 million in the second quarter of 1996.

NET LOSS

The provision for income taxes was $6 million in the second quarter of 1997 compared to $22 million in the second quarter of 1996. NCR's tax provision results from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries are profitable, and an inability to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net loss was $4 million in the second quarter of 1997 and $18 million in the same period in 1996.

SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996

REVENUE

Revenue for the first six months of 1997 was $3,034 million, a decrease of 7% from the comparable period last year. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue decreased by 4% compared to the year-to-date period in 1996.

Sales revenue decreased 10% to $1,633 million in the first six months of 1997 compared to the same period of 1996. Revenue gains in retail products of 10% and financial products of 2% were more than offset by revenue declines in computer products of 16%, PCs/entry level server products of 27% and systemedia products of 9%. The decrease in PCs\entry level server products revenue was due to NCR's decision to longer sell these products through high-volume indirect channels. Services revenue decreased 4% to $1,401 million in the first six months of 1997 compared to the same period of 1996. Revenue for professional services increased by 7% in the first six months of 1997 despite the adverse currency rate impacts. The increase in professional services revenue was not sufficient to offset a decline of 5% in customer services revenue.

Revenue in the first six months of 1997 compared with the first six months of 1996 increased by 1% in the Asia Pacific region, decreased by 7% in the Americas, and decreased by 12% in EMEA. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue on a local currency basis increased 8% in Asia Pacific and decreased 5% in EMEA. The Americas region made up 49% of NCR's total first six months 1997 revenues, EMEA region comprised 29%, and Asia Pacific region comprised 22%.

OPERATING EXPENSES

Gross margin as a percentage of revenue increased 0.5 percentage points from 26.6% in the first six months of 1996 to 27.1% in the first six months of 1997. Sales gross margins increased 2.1 percentage points to 30.4% for the first six months of 1997. Services gross margins were down 1.4 percentage points to 23.2% for the first six months of 1997.

Selling, general, and administrative expenses decreased $35 million or 5% in the first six months of 1997. As a percentage of revenue, selling, general, and administrative expenses were 22.3% in the first six months of 1997 and 21.8% in the same period of 1996. The decrease in 1997 was primarily the result of NCR's continued focus on expense discipline and the favorable impact on expenses of foreign currency exchange rates. Research and development expenses decreased $1 million to $183 million in the first six months of 1997. As a percentage of revenue, research and development expenses were 6.0% in the first six months of 1997 and 5.6% in the first six months of 1996.

INCOME (LOSS) BEFORE INCOME TAXES

NCR reported an operating loss of $37 million in the first six months of 1997 compared to an operating loss of $26 million in the first six months of 1996. Interest expense was $6 million in the first six months of 1997 compared to $26 million in the second quarter of 1996. Other income, net of expenses, was $30 million in the first six months of 1997 compared to $3 million in the first six months of 1996.

NCR reported a loss before taxes of $13 million in the first six months of 1997 compared to a loss before taxes of $49 million in the first six months of 1996.


NET LOSS

The provision for income taxes was $7 million in the first six months of 1997 compared to $34 million in the first six months of 1996. NCR's tax provision results from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries are profitable, and an inability to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net loss was $20 million in the first six months of 1997 and $83 million in the same period in 1996.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash and short-term investments totaled $1,156 million at June 30, 1997 compared to $1,203 million at December 31, 1996.

Net cash provided by operating activities was $74 million in the first six months of 1997 and $349 million in the first six months of 1996. Receivable balances were essentially flat at June 30, 1997 compared to December 31, 1996, but decreased $733 million in the first six months of 1996 due largely to NCR's decision to no longer sell PC/entry level servers through high-volume indirect channels and a reduction in receivable balances due to the sale of NCR's Switzerland data services business. Inventory balances increased $78 million in the first six months of 1997 compared to a decrease of $61 million in the comparable period of 1996. The decrease in 1996 resulted from overall improved supply line management and an increased focus on inventory management practices. The increase in inventory in the first six months of 1997 is consistent with historical inventory increases generally experienced during the first three quarters of the year. Cash required for other operating assets and liabilities decreased from $537 million in the first six months of 1996 to $25 million in the same period of 1997 primarily due to payments made in the first half of 1996 relating to NCR's 1995 restructuring.

Net cash used in investing activities was $411 million in the first six months of 1997 and $230 million in the same period of 1996. In 1997, NCR purchased $277 million of short-term investments as a part of its overall cash management strategy. Capital expenditures were $149 million for the first half of 1997 and $231 million for the comparable period in 1996. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities.

Net cash provided by financing activities was $34 million in the first six months of 1997 and $358 million in the same period of 1996. In 1996, NCR relied on AT&T to provide financing for its operations. The cash flows reflected as transfers from AT&T in the consolidated statements of cash flows for 1996 represent capital infusions that were used to fund NCR's ongoing operations. In addition, $231 million of debt was repaid in the first six months of 1996.

NCR believes that cash flows from operations, its credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis contains information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurances that actual results will not differ materially from the forward-looking statements as a result of various factors, including, but not limited to, the following:

NCR's ability to improve its operating results depends significantly upon its ability to profitably grow revenue, improve gross margins, maintain expense discipline, and improve its effective tax rate. There can be no assurances that NCR will not face unforeseen costs, delays or other impediments in the implementation of its strategy and business plan, that its strategy and business plan will generate the expected benefits, or that NCR's strategy will be successful. The success of NCR's strategy will also depend, among other things, upon the technologies, actions, products, and strategies of NCR's current and future competitors, general domestic and foreign economic and business conditions, the condition of the information technology industry and the industries in which NCR's customers operate, and other factors, including those described below.

The markets for many of NCR's offerings are characterized by rapidly changing technology, evolving industry standards and a movement toward common industry standards making differentiation more difficult, frequent new product introductions, and the increasing commoditization of products, including servers and other computer products. NCR's operating results depend to a significant extent on its ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions that are competitive in the marketplace. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of NCR's competitors, and market acceptance. The ability to successfully introduce new competitive products, services offerings, and solutions could have a significant impact on NCR's results of operations.

Due to NCR's focus on providing complex integrated solutions to customers, NCR frequently relies on third parties to provide significant elements of NCR's offerings, which must be integrated with the elements provided by NCR. NCR has from time to time formed alliances with third parties that have complementary products, services, and skills. These business practices often require NCR to rely on the performance and capabilities of third parties which are beyond NCR's control. NCR's reliance on third parties introduces a number of risks to NCR's business. In addition to the risk of non-performance by alliance partners or other third parties, the need to integrate elements provided by NCR with those of third parties could result in delays in the introduction of new products, services, systems, or solutions. Further, the failure of any of these third parties to provide products or services that conform to NCR's specifications or quality standards could impair the ability of NCR to offer solutions that include such third party elements or may impair the quality of such solutions. Any of these factors could have an adverse impact on NCR's financial condition or results of operations.

A number of NCR's products and systems rely on specific suppliers for microprocessors, operating systems, and other central components. For example, NCR's computer systems are based on microprocessors and related peripheral chip technology designed by Intel Corporation. NCR incorporates UNIX(1) and Microsoft Windows NT(2) operating systems into its products and utilizes Oracle Corporation and Informix Corporation's commercial databases for NCR's Scalable Data Warehousing and High Availability Transaction Processing solutions. The failure of any of these technologies to remain competitive, either individually or as part of a system or solution, or the failure of these providers to continue such technologies, could adversely impact NCR's financial condition or results of operations.

NCR also uses many standard parts and components in its products and systems, and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology, or other considerations. In some cases, those components are available only from single sources. The process of substituting new producers of such parts could adversely impact NCR's results of operations.

NCR faces significant competition in the geographic areas where it operates. Its markets are characterized by continuous, rapid technological change, short product life cycles, frequent product performance improvements, price reductions, and the need to introduce products in a timely manner in order to take advantage of market opportunities. Product development or manufacturing delays, changes in product costs, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that may adversely impact the transition from current products to new products. In addition, the timing of introductions of new products and services offered by NCR's competitors could impact the future operating results of NCR, particularly when these introductions coincide or precede NCR's own new products, services, systems and solutions introductions. Likewise, some of NCR's new products, services, systems and solutions may replace or compete with NCR's current offerings. NCR's future operating results will also depend upon its ability to forecast the proper mix of products, services, systems and solutions to meet the demands of its customers.

The significant competition in the information technology industry has decreased gross margins for many companies in recent years and could continue to do so in the future. Future operating results will depend in part on NCR's ability to mitigate such margin pressure by maintaining a favorable mix of products, services, systems, solutions and other revenues and by achieving component cost reductions and operating efficiencies. Changes in the mix of products, services, systems, and solutions revenues could cause operating results to vary. NCR's future operating results may depend on its recognition of and expansion into new and emerging markets. Failure to recognize and penetrate these markets in a timely fashion with the proper mix of products, services, systems, and solutions could have an adverse affect on NCR's financial condition or results of operations.

NCR's success is dependent on, among other things, its ability to attract and retain the highly-skilled technical, sales, and other personnel necessary to enable NCR to successfully develop and sell new and existing products, services, systems and solutions.

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

NCR's foreign operations are subject to a number of risks inherent in operating abroad. Such operations may be adversely affected by a variety of factors, many of which cannot be readily foreseen and over which NCR has no control. A significant change in the value of the dollar or other functional currencies against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may adversely impact future operating results. NCR attempts to mitigate a portion of such changes through the use of foreign currency contracts.

NCR's tax rate is dependent upon the proportion of taxable earnings derived from those international subsidiaries where NCR is historically profitable and reports a normal provision for income taxes, in relation to its total consolidated results of operations. To the extent that NCR is unable to reflect tax benefits from net operating losses and tax credits, arising primarily in the United States, to offset provisions for income taxes attributable to its profitable foreign subsidiaries, NCR's overall effective tax rate could increase.

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

(1) UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OPEN Company Limited.

(2) WINDOWS NT is a registered trademark of Microsoft Corporation.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Letter Agreement with Lars Nyberg Regarding Employee Benefits, dated May 9, 1997.

                  10.2 Change-in-Control Agreement by and between NCR Corporation and Lars Nyberg.

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  On June 24, 1997, NCR filed a Current Report on Form 8-K with respect to its expected second quarter 1997 financial results.

                  On July 22, 1997, NCR filed a Current Report on Form 8-K, including unaudited condensed consolidated balance sheets as of June 30, 1997, and unaudited condensed consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended June 30, 1997, with respect to its Press Release on its second quarter financial results.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NCR CORPORATION

Date:  August 13, 1997            By: /s/ John L. Giering
                                  --------------------------------------
                                  John L. Giering, Senior Vice-President
                                  and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.        Description

    10.1 Letter Agreement with Lars Nyberg Regarding Employee Benefits, dated May 9, 1997.

    10.2           Change-in-Control Agreement by and between NCR
                   Corporation and Lars Nyberg.

    27             Financial Data Schedule