Form 10-Q
period 1997-09-30
NCR CORP
filed 1997-11-12
CIK 70866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]








        Number of shares of common stock, $.01 par value, outstanding as of October 31, 1997 was 102,797,841.

                                 NCR CORPORATION
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                    DESCRIPTION                           PAGE

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Three and nine months ended September 30, 1997 and 1996           3

          Condensed Consolidated Balance Sheets (Unaudited)
          September 30, 1997 and December 31, 1996                          4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended September 30, 1997 and 1996                     5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           8

                           PART II. OTHER INFORMATION

                                    DESCRIPTION                           PAGE


Item 6.   (a)   Exhibits                                                   13

          (b)   Reports on Form 8-K                                        13

Signature                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NCR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS



                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                         ------------                  ------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
REVENUES
Sales                                               $   866        $   926        $ 2,499        $ 2,738
Services                                                697            732          2,098          2,185
                                                    -------        -------        -------        -------
TOTAL REVENUES                                        1,563          1,658          4,597          4,923
                                                    -------        -------        -------        -------

OPERATING EXPENSES
Cost of sales                                           608            616          1,744          1,916
Cost of services                                        524            560          1,600          1,656
Selling, general, and administrative expenses           351            364          1,027          1,075
Research and development expenses                        96             89            279            273
                                                    -------        -------        -------        -------
TOTAL OPERATING EXPENSES                              1,579          1,629          4,650          4,920
                                                    -------        -------        -------        -------

INCOME (LOSS) FROM OPERATIONS                           (16)            29            (53)             3
Interest expense                                          4             14             10             40
Other (income), net                                     (13)           (14)           (43)           (17)
                                                    -------        -------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                        (7)            29            (20)           (20)
Income tax expense                                        2             62              9             96
                                                    -------        -------        -------        -------

NET LOSS                                            $    (9)       $   (33)       $   (29)       $  (116)
                                                    =======        =======        =======        =======

NET LOSS PER COMMON SHARE                           $  (.09)       $  (.32)       $  (.28)       $ (1.14)
                                                    =======        =======        =======        =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (IN MILLIONS)                            102.5          101.4          102.0          101.4
                                                    =======        =======        =======        =======

See accompanying notes.

                                 NCR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                                                 SEPTEMBER 30    DECEMBER 31
                                                                    1997           1996
                                                                   -------        -------
ASSETS
Current assets
  Cash and short-term investments                                  $ 1,027        $ 1,203
  Accounts receivable, net                                           1,363          1,457
  Inventories                                                          540            439
  Other current assets                                                 236            219
                                                                   -------        -------
TOTAL CURRENT ASSETS                                                 3,166          3,318

Rental equipment and service parts, net                                245            277
Property, plant, and equipment, net                                    873            930
Other assets                                                           841            755
                                                                   -------        -------
TOTAL ASSETS                                                       $ 5,125        $ 5,280
                                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                            $    69        $    28
  Accounts payable                                                     300            352
  Payroll and benefits liabilities                                     345            383
  Customer deposits and deferred service revenue                       330            348
  Other current liabilities                                            810            856
                                                                   -------        -------
TOTAL CURRENT LIABILITIES                                            1,854          1,967

Long-term debt                                                          36             48
Pension and indemnity liabilities                                      306            300
Postretirement and postemployment benefits liabilities                 817            777
Other liabilities                                                      475            503
Minority interests                                                     279            289
                                                                   -------        -------
TOTAL LIABILITIES                                                    3,767          3,884
                                                                   -------        -------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share (authorized: 500
    million shares; issued and outstanding: 102.7 million
    shares at September 30, 1997 and 101.4 million shares at
    December 31, 1996)                                                   1              1
  Paid-in capital                                                    1,423          1,394
  Retained earnings (deficit)                                          (29)            --
  Other                                                                (37)             1
                                                                   -------        -------
TOTAL SHAREHOLDERS' EQUITY                                           1,358          1,396
                                                                   -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 5,125        $ 5,280
                                                                   =======        =======


See accompanying notes.

                                 NCR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               DOLLARS IN MILLIONS


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                     1997           1996
                                                                   -------        -------
OPERATING ACTIVITIES
Net loss                                                           $   (29)       $  (116)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                        278            275
Changes in operating assets and liabilities:
  Receivables                                                           94            532
  Inventories                                                         (101)            62
  Other operating assets and liabilities                              (218)          (449)
                                                                   -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               24            304
                                                                   -------        -------

INVESTING ACTIVITIES
Short-term investments, net                                           (214)           (49)
Expenditures for service parts                                         (90)          (177)
Expenditures for property, plant, and equipment                       (125)          (133)
Other investing activities                                               9             42
                                                                   -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                 (420)          (317)
                                                                   -------        -------

FINANCING ACTIVITIES
Short-term borrowings, net                                              41             (3)
Repayments of long-term debt, net                                      (12)          (240)
Transfers from AT&T, net                                                --            638
Other financing activities                                              29             --
                                                                   -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               58            395
                                                                   -------        -------

Effect of exchange rate changes on cash and cash equivalents           (52)            (1)
                                                                   -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (390)           381
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,163            314
                                                                   -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   773        $   695
                                                                   =======        =======

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


2.    SUPPLEMENTAL BALANCE SHEET INFORMATION

                                          September 30  December 31
                                             1997          1996
(In millions)                               ------        ------
CASH AND SHORT-TERM INVESTMENTS
Cash and cash equivalents                   $  773        $1,163
Short-term investments                         254            40
                                            ------        ------
Total cash and short-term investments       $1,027        $1,203
                                            ======        ======

INVENTORIES
Finished goods                              $  373        $  297
Work in process and raw materials              167           142
                                            ------        ------
Total inventories                           $  540        $  439
                                            ======        ======


3.   CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of various uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its consolidated financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 1997 cannot currently be determined.

LEGAL PROCEEDINGS

As of September 30, 1997, there were a number of individual product liability claims pending against NCR alleging that its products, including personal computers, supermarket bar code scanners, cash registers, and check encoders, caused so-called "repetitive strain injuries" or "musculoskeletal disorders," such as carpal tunnel syndrome. As of September 30, 1997, approximately 70 such claims were pending against NCR. In such lawsuits, the plaintiff typically alleges that the injury was caused by the design of the product at issue or a failure to warn of alleged hazards. These plaintiffs generally seek compensatory damages and, in many cases, punitive damages. Most other manufacturers of these products have also been sued by plaintiffs on similar theories. Ultimate resolution of the litigation against NCR may substantially depend on the outcome of similar matters of this type pending in various courts. NCR has denied the merits and basis for the pending claims against it and intends to continue to contest these cases vigorously.

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

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and certain other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State. The Federal Trustees are not party to that agreement. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWCPA within 60 days of the notice, unless a negotiated resolution of their claims could be reached. In July 1997, the State, the United States Environmental Protection Agency (USEPA), and the Federal Trustees entered into a Memorandum of Agreement
(MOA). The MOA states that it provides a framework under which the parties to that agreement can coordinate remedial and restoration studies and actions regarding the Fox River, including the assertion of claims against the PRPs. In June 1997, USEPA announced its intention to propose the Fox River for inclusion on the National Priorities List; shortly thereafter, the State of Wisconsin announced its opposition to such listing. In July 1997, the USEPA sent the PRPs a Special Notice Letter calling for formal negotiations on the preparation of a remedial investigation and feasibility study (RI/FS) on the Fox River; on July 15, 1997, the PRPs agreed to enter into such negotiations. NCR and the other identified PRPs have entered into a series of tolling and standstill agreements with the Federal Trustees, the State, and USEPA, effectively stopping any judicial or administrative actions so long as such agreements remain in effect (currently until December 2, 1997). The State proposed that it, the PRPs, USEPA, and the Federal Trustees enter into a more comprehensive agreement by early 1998. NCR expects there will be further discussions over the next few months about the preparation of an RI/FS and the State's proposal for a more comprehensive agreement. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination, (ii) the absence of selected remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply and believes the claims described above are the responsibility of the buyer and its former parent company pursuant to the terms of the sale agreement. In this connection, NCR has commenced litigation against the buyer to enforce its position.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts provided as of September 30, 1997 will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be 30 years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1 of the same title. SOP 97-2 provides guidance on applying generally accepted accounting principles for recognizing revenue on software transactions and establishes criteria for the measurement of revenues for software arrangements consisting of multiple elements such as future upgrades and additional products or services. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The impact, if any, on NCR's consolidated financial position, results of operations, and cash flows, of adopting this SOP has not been fully determined.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed on a percentage of revenue basis.

                                                          THREE MONTHS                NINE MONTHS
                                                       ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                     1997           1996          1997           1996
                                                    ------         ------        ------         ------
Revenue:
   Sales                                              55.4%          55.9%         54.4%          55.6%
   Services                                           44.6%          44.1%         45.6%          44.4%
                                                    ------         ------        ------         ------
   Total                                             100.0%         100.0%        100.0%         100.0%
                                                    ======         ======        ======         ======

Gross Margin:
   Sales                                              29.8%          33.5%         30.2%          30.0%
   Services                                           24.8%          23.5%         23.7%          24.2%
                                                    ------         ------        ------         ------
   Total                                              27.6%          29.1%         27.3%          27.4%

Selling, general, and administrative expenses         22.5%          22.0%         22.3%          21.8%
Research and development expenses                      6.1%           5.4%          6.1%           5.5%
                                                    ------         ------        ------         ------
Income (loss) from operations                         (1.0)%          1.7%         (1.1)%          0.1%
                                                    ======         ======        ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

Revenue for the three months ended September 30, 1997 was $1,563 million, a decrease of 6% from the third quarter of 1996. When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue decreased by 1% compared to the third quarter of 1996.

Sales revenue decreased 6% to $866 million in the third quarter of 1997 compared to the third quarter of 1996. Revenue gains from the year ago quarter in retail products of 14% and financial products of 2% were more than offset by revenue declines in computer products of 18% and systemedia products of 11%. Revenue decreased for computer products due partly to reduced AT&T Corp. (AT&T) sales and declines in the mid-range server business. Services revenue decreased 5% to $697 million in the third quarter of 1997 compared to the third quarter of 1996, despite a 14% increase in revenue from professional services over the same period. The increase in professional services revenue was not sufficient to offset a decline of 8% in customer services revenue. The decline in customer services revenue was primarily the result of an overall decrease in sales revenue which impacts the maintenance contract business, the transition of AT&T to self-maintenance, and unfavorable impacts from foreign currency caused by the continued strengthening of the U.S. dollar.

Revenue in the third quarter of 1997 compared with the third quarter of 1996 increased by 2% in the Asia Pacific region, decreased by 10% in the Americas, and decreased by 5% in Europe/Middle East/Africa (EMEA). When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue on a local currency basis increased 10% in Asia Pacific and increased 7% in EMEA. The Americas region comprised approximately 50% of NCR's total third quarter 1997 revenue, EMEA approximately 30%, and Asia Pacific approximately 20%.

OPERATING EXPENSES

Gross margin decreased 1.5 percentage points of revenue to 27.6% in the third quarter of 1997 from 29.1% in the third quarter of 1996. Sales gross margins decreased 3.7 percentage points to 29.8% for the third quarter of 1997 due largely to the mix and value of products sold in the quarter and continued strengthening of the U.S. dollar. Services gross margins increased 1.3 percentage points to 24.8% during the third quarter of 1997 in part due to actions taken to reduce the cost of infrastructure in the customer services business.

Selling, general, and administrative expenses decreased $13 million or 4% in the third quarter of 1997 from the year ago quarter. The decline was a result of continued expense reduction efforts. The entire decline was in general and administrative expenses, as selling expenses increased slightly during the quarter. As a percentage of revenue, selling, general, and administrative expenses were 22.5% in the third quarter of 1997 and 22.0% in the same period of 1996. Research and development expenses increased $7 million to $96 million in the third quarter of 1997. As a percentage of revenue, research and development expenses were 6.1% in the third quarter of 1997 and 5.4% in the same period of 1996. Overall, operating expenses were favorably impacted by the quarter-to-date changes in foreign currency exchange rates.

During AT&T's ownership of NCR, the assets of NCR's domestic pension plans were held as part of a master trust managed by AT&T. In the third quarter of 1997, the valuation of the December 31, 1996 assets attributable to the AT&T, Lucent Technologies Inc., and NCR pension plans was finalized as called for under the Employee Benefit Agreement previously entered into between NCR and AT&T. In that connection, the valuation of assets utilized by NCR to determine its 1997 pension expense was increased by approximately $230 million. As a result, gross margins and expenses were favorably impacted in the quarter by a year-to-date increase in return on pension assets calculated using the 1997 estimated long-term rate of return on assets of 9.5%, which was increased from the 1996 rate of 9.0%.


INCOME (LOSS) BEFORE INCOME TAXES

NCR reported a loss from operations of $16 million in the third quarter of 1997 compared to income from operations of $29 million in the year ago quarter. Overall reductions in expenses were not sufficient to offset declines in revenue and gross margin for the quarter or the negative impacts from foreign currency. Interest expense was $4 million in the third quarter of 1997 compared to $14 million in the third quarter of 1996. The decrease in interest expense was the result of reduced debt levels in 1997 compared to 1996. Other income, net was $13 million in the third quarter of 1997 and was comparable to the $14 million in the third quarter of 1996.

NCR reported loss before taxes of $7 million in the third quarter of 1997 compared to income before taxes of $29 million in the third quarter of 1996.

NET LOSS

The provision for income taxes was $2 million in the third quarter of 1997 compared to $62 million in the third quarter of 1996. NCR's tax provision results from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries are profitable, and an inability to reflect tax benefits from net operating losses and tax credits in certain tax jurisdictions, primarily in the United States.

Net loss was $9 million in the third quarter of 1997 compared to $33 million in the same period of 1996.

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

REVENUE

Revenue for the first nine months of 1997 was $4,597 million, a decrease of 7% from the comparable nine month period last year. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue decreased 3% compared to the same year-to-date period in 1996.

Sales revenue decreased 9% to $2,499 million in the first nine months of 1997 compared to the same period of 1996. Revenue gains in retail products of 11% and financial products of 2% were more than offset by revenue declines in computer products of 17%, PCs/entry level server products of 19% and systemedia products of 9%. The decrease in PCs/entry level server products revenue was due to NCR's decision to no longer sell these products through high-volume indirect channels. In addition, computer product sales to AT&T declined during the first nine months of 1997 compared to 1996. Services revenue decreased 4% to $2,098 million in the first nine months of 1997 compared to the same period of 1996. Revenue for professional services increased by 9% in the first nine months of 1997. The increase in professional services revenue was not sufficient to offset a decline of 6% in customer services revenue.

Revenue in the first nine months of 1997 compared with the same period of 1996 increased by 1% in the Asia Pacific region, decreased by 8% in the Americas, and decreased by 10% in EMEA. When adjusted for the unfavorable impact of foreign currency exchange rates, revenue on a local currency basis increased 9% in Asia Pacific and decreased 1% in EMEA. The Americas region comprised approximately 50% of NCR's total first nine months 1997 revenue, EMEA approximately 29%, and Asia Pacific region approximately 21%.


OPERATING EXPENSES

Gross margin as a percentage of revenue of 27.3% for first nine months of 1997 was comparable to the 27.4% of the same period in 1996.

Selling, general, and administrative expenses decreased $48 million or 4% in the first nine months of 1997. The decrease in 1997 was primarily the result of NCR's continued focus on expense reduction. As a percentage of revenue, selling, general, and administrative expenses were 22.3% in the first nine months of 1997 and 21.8% in the same period of 1996. Research and development expenses increased $6 million to $279 million in the first nine months of 1997. As a percentage of revenue, research and development expenses were 6.1% in the first nine months of 1997 and 5.5% in the same period of 1996. The increase in 1997 was primarily the result of NCR's continued investment in new products, systems, and solutions. Overall, operating expenses were favorably impacted by the year-to-date changes in foreign currency exchange rates.

INCOME (LOSS) BEFORE INCOME TAXES

NCR reported a loss from operations of $53 million in the first nine months of 1997 compared to income from operations of $3 million in the same period of 1996. Reductions in expenses were not sufficient to offset declines in revenue and gross margin for the first nine months of 1997. Interest expense was $10 million in the first nine months of 1997 compared to $40 million in the same period of 1996. The $30 million decrease in interest expenses was the result of reduced debt levels in 1997 compared to 1996. Other income, net was $43 million in the first nine months of 1997 compared to $17 million in the first nine months of 1996. The $26 million increase is largely attributable to higher interest income on increased levels of cash and short-term investments, the positive impact in prior quarters of certain foreign currency contracts, and insurance proceeds related to a prior year loss.

NCR reported a loss before taxes of $20 million in the first nine months of both 1997 and 1996.


NET LOSS

The provision for income taxes was $9 million in the first nine months of 1997 compared to $96 million in the same period of 1996. NCR's tax provision results from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries are profitable, and an inability to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net loss was $29 million in the first nine months of 1997 and $116 million in the same period in 1996.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash and short-term investments totaled $1,027 million at September 30, 1997 compared to $1,203 million at December 31, 1996.

Net cash provided by operating activities was $24 million in the first nine months of 1997 and $304 million in the first nine months of 1996. Receivable balances decreased $94 million through September 30, 1997 compared to a decrease of $532 million in the same period in 1996, due largely to NCR's decision to no longer sell PC/entry level servers through high-volume indirect channels and a reduction in receivable balances resulting from the sale of NCR's Switzerland data services business in 1996. Inventory balances increased $101 million in the first nine months of 1997 compared to a decrease of $62 million in the comparable period of 1996. The decrease in 1996 resulted from overall improved supply line management and an increased focus on inventory management practices. The increase in inventory in the first nine months of 1997 is consistent with historical inventory increases generally experienced during the first three quarters of the year. Cash required for other operating purposes decreased to $218 million in the first nine months of 1997 from $449 million in the same period of 1996 primarily due to significant payments made in the first nine months of 1996 relating to NCR's 1995 restructuring.

Net cash used in investing activities was $420 million in the first nine months of 1997 and $317 million in the same period of 1996. In 1997, NCR purchased $214 million of short-term investments as a part of its overall cash management strategy. Capital expenditures were $215 million for the first nine months of 1997 and $310 million for the comparable period in 1996. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development activities, and expenditures for facilities to support sales and marketing activities.

Net cash provided by financing activities was $58 million in the first nine months of 1997 and $395 million in the same period of 1996. In 1996, NCR relied on AT&T to provide financing for its operations. The cash flows reflected as transfers from AT&T in the consolidated statements of cash flows for 1996 represent capital infusions that were used to fund NCR's ongoing operations. In addition, $240 million of debt was repaid in the first nine months of 1996.

NCR believes that cash flows from operations, its credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

On October 15, 1997, NCR announced the fundamental realignment of its global business structure. The operational changes include realignment of the country-centered sales and professional services organizations within NCR's business units and implementation of various global business processes to simplify NCR's organizational structure and improve efficiency. Approximately 1,000 infrastructure and support jobs are expected to be eliminated during 1998 as a result of implementing global business processes. The expense savings expected from the realignment have not been fully determined, but the changes are expected to create clearer accountability, increase delivery speed, and reduce costs.


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

A number of NCR's products and systems rely on specific suppliers for microprocessors, operating systems, and other central components. For example, NCR's computer systems are based on microprocessors and related peripheral chip technology designed by Intel Corporation. NCR incorporates UNIX (R) and Microsoft Windows NT (R) operating systems into its products and utilizes Oracle Corporation and Informix Corporation's commercial databases for NCR's Scalable Data Warehousing and High Availability Transaction Processing solutions. The failure of any of these technologies to remain competitive, either individually or as part of a system or solution, or the failure of these providers to continue such technologies, could adversely impact NCR's financial condition or results of operations.

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

NCR faces significant competition in the geographic areas where it operates. Its markets are characterized by continuous, rapid technological change, short product life cycles, frequent product performance improvements, price reductions, and the need to introduce products in a timely manner in order to take advantage of market opportunities. Product development or manufacturing delays, changes in product costs, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that may adversely impact the transition from current products to new products. In addition, the timing of introductions of new products and services offered by NCR's competitors could impact the future operating results of NCR, particularly when these introductions coincide or precede NCR's own new products, services, systems and solutions introductions. Likewise, some of NCR's new products, services, and solutions may replace or compete with NCR's current offerings. NCR's future operating results will also depend upon its ability to forecast the proper mix of products, services, systems and solutions to meet the demands of its customers.

The significant competition in the information technology industry has decreased gross margins for many companies in recent years and could continue to do so in the future. Future operating results will depend in part on NCR's ability to mitigate such margin pressure by maintaining a favorable mix of products, services, systems, solutions, and other revenues and by achieving component cost reductions and operating efficiencies. Changes in the mix of products, services, systems, and solutions revenues could cause operating results to vary. NCR's future operating results may depend on its recognition of and expansion into new and emerging markets. Failure to recognize and penetrate these markets in a timely fashion with the proper mix of products, services, systems, and solutions could have an adverse affect on NCR's financial condition or results of operations.

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

NCR's international operations are subject to a number of risks inherent in operating abroad. Such operations may be adversely affected by a variety of factors, many of which cannot be readily foreseen and over which NCR has no control. A significant change in the value of the dollar or other functional currencies against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may adversely impact future operating results. NCR attempts to mitigate a portion of such changes through the use of foreign currency contracts.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3        Amended and Restated Bylaws

                  10 July 13, 1995 Letter Agreement between Lars Nyberg and AT&T Corp., assumed by NCR pursuant to the Employee Benefits Agreement between NCR and AT&T Corp. dated November 20, 1996

                  27       Financial Data Schedule


         (b)      REPORTS ON FORM 8-K


           On October 21, 1997, NCR filed a Current Report on Form 8-K, including unaudited condensed consolidated balance sheets as of September 30, 1997, and unaudited condensed consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended September 30, 1997, with respect to its Information Release on its third quarter financial results.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NCR CORPORATION

Date:    November 10, 1997             By: /s/ JOHN L. GIERING
                                          --------------------------------------
                                          John L. Giering, Senior Vice-President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.
  ---
   3         Amended and Restated Bylaws

  10 July 13, 1995 Letter Agreement between Lars Nyberg and AT&T Corp., assumed by NCR pursuant to the Employee Benefits Agreement between NCR and AT&T Corp. dated November 20, 1996

  27         Financial Data Schedule