Form 10-K
period 1997-12-31
NCR CORP
filed 1998-03-18
CIK 70866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       Commission File Number 001-00395

                                NCR CORPORATION
            (Exact name of registrant as specified in its charter)

          Maryland                                     31-0387920
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     1700 South Patterson Blvd.
           Dayton, Ohio                                45479
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (937) 445-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
   Common Stock, par value                     New York Stock Exchange
       $.01 per share

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 1998 was approximately $3.2 billion. At February 27, 1998, there were 103,296,694 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:     Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997 and the current report on Form 8-K/A filed with the SEC dated October 15, 1997.

Part III: Portions of the registrant's Proxy Statement dated March 3, 1998, issued in connection with the annual meeting of stockholders.

                               TABLE OF CONTENTS

                                    PART I

Item                              Description                               Page

1.    Business.........................................................      1
2.    Properties.......................................................      7
3.    Legal Proceedings................................................      7
4.    Submission of Matters to a Vote of Security Holders..............      7
4.(a) Executive Officers of the Registrant.............................      7


                                    PART II

                                  Description

5.    Market for the Registrant's Common Equity and Related Stockholder
      Matters..........................................................      9
6.    Selected Financial Data..........................................      9
7.    Management's Discussion and Analysis of Results of Operations
      and Financial Condition..........................................      9
7.(a) Quantitative and Qualitative Disclosures about Market Risk........     9
8.    Financial Statements and Supplementary Data......................      9
9.    Change in Accountants............................................     10
9.(a) Disagreements with Accountants on Accounting and Financial
      Disclosure.......................................................     10


                                   PART III

                                  Description

10.   Directors and Executive Officers of the Registrant...............     10
11.   Executive Compensation...........................................     10
12.   Security Ownership of Certain Beneficial Owners and Management...     10
13.   Certain Relationships and Related Transactions....................    10


                                    PART IV

                                  Description

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     11





This Report contains trademarks, service marks, and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                    PART I



Item 1. BUSINESS

General

         NCR Corporation ("NCR" or the "Company") was originally incorporated in 1884. NCR was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. ("AT&T") on September 19, 1991. Effective December 31, 1996, AT&T distributed to its shareholders all of its interest in NCR (the "Distribution") on the basis of one share of NCR common stock for each 16 shares of AT&T common stock. The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR."

         NCR operates in one industry segment, the information technology industry, which includes designing, developing, marketing, and selling information technology products, services, systems, and solutions worldwide. NCR is a global solutions company with leadership positions in automated teller machines ("ATMs"), point-of-sale terminals and scanners, and high-end scalable data warehousing (defined as systems of more than 300 gigabits). The Company provides specific solutions to businesses in the retail, financial, and communications industries. Solutions are partnerships NCR undertakes with its customers to solve complex business problems and involve providing a combination of hardware, software, consulting, and support services. NCR's systems and solutions are supported by its worldwide customer support services and professional consulting offerings, and its Systemedia business, which develops, produces, and markets a complete line of consumable and media products.

         Revenues by similar classes of products or services are reported on page 3 of NCR's 1997 Annual Report to Stockholders and are incorporated herein by reference.

         Geographic information is reported in Note 8, "Segment Information and Concentrations" in the Notes to Consolidated Financial Statements on pages 23-24 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

         NCR's business is structured along the business units described below.

Retail Solutions Group

         Solutions

         The Retail Solutions Group (in conjunction with other NCR business units) designs, develops, markets, sells, and delivers a full line of solutions, products, and services for the retail industry. These offerings are categorized into two solutions portfolios: High Performance Merchandising & Marketing (HPM&M) and Store Automation. NCR's HPM&M solutions portfolio is designed to enable retailers to analyze product, customer and store-level data to optimize profitability, customer service, and customer lifetime value. HPM&M solutions include category and merchandise management, integrated forecasting, planning and replenishment, seasonal and promotional analysis, and target marketing. The Store Automation solutions portfolio is designed to improve the productivity of the selling and checkout process in stores and to increase the level of service retailers provide to their customers. This portfolio includes point-of-sale workstations, barcode scanners, scanner-scales, self-service retailing, electronic price labeling, networking, and computer server technology to link these terminals and scanners on both a local and wide-area basis, and in-store and enterprise level support systems.

         Through its HPM&M solutions portfolio, the Retail Solutions Group provides in-store and enterprise-level decision-support solutions using the Scalable Data Warehousing solutions developed by NCR's Computer Systems Group as a foundation. These solutions allow retailers to consolidate and analyze the individual transaction data generated by point-of-sale systems, in order to determine trends in consumer preferences and product sales. Analysis of this detailed data is designed to allow the retailer to make decisions about inventory, purchases, and distribution, in order to meet the needs of its customers more effectively.

         Through its Store Automation portfolio, NCR provides software and hardware components for store-level solutions that are designed to improve customer service and operational effectiveness. NCR point-of-sale terminals and barcode scanners, typically found in the merchandise checkout area of supermarkets, department stores, specialty stores, convenience stores, fast food counters, and at hotel registration desks and restaurants, can be linked via an in-store network. This network can provide an interconnection between these devices and other in-store devices, such as personal computers ("PCs"). NCR provides the networking technology to link these products to NCR and other servers within the store and offers the capability of additional linking to enterprise-wide networks outside the individual store. NCR has alliance relationships with application developers who provide specialized enterprise and retail-store solutions as part of NCR's offerings to the retail industry.

         Integrated within the Retail Solutions Group at all levels are teams focused on developing solutions to meet the needs of a variety of retail customers. These teams include professional services consultants and customer support specialists who provide consulting services to help customers design, integrate, install, and support in-store networks of scanners, point-of-sale terminals, network servers and enterprise-level decision-support, and data warehousing systems. NCR incorporates third-party products and software as required to create individualized solutions for specific customer needs.

         Target Markets and Distribution Channels

         The major segments of the retail industry market served by NCR are general merchandise, food and drug, and hospitality. The general merchandise segment includes department stores, specialty retailers, mass merchandisers, and catalog stores; the food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers, and convenience stores; and the hospitality segment includes lodging (hotel/motel), fast food/quick service, and restaurants. NCR believes that retail industry customers base their buying decisions on a number of criteria, including the quality of the solution or product, total cost of ownership, industry knowledge of the vendor, and the quality of the vendor's support and professional services.

         NCR's retail solutions are marketed through a combination of direct and indirect channels. The majority of the networked solutions and scalable data warehousing solutions sold by NCR into the retail industry are sold through the Company's direct sales force. In recent years, over 70% of the retail-specific product sales (primarily barcode scanners and point-of-sale terminals) were sold by the direct sales force; the remainder were sold through indirect channels.

         In addition to being sold by NCR's direct sales force, NCR retail solutions are sold through alliances with value-added resellers, distributors, and dealers worldwide. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities, and marketing programs, to this sales channel.

         Competition

         NCR faces significant competition in the retail industry in all geographic areas where it operates. The bases of competition can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge and experience of the vendor's professional and support services. NCR's competitors vary by solution, product, service offering, and geographic area.

Financial Solutions Group

         Solutions

         The Financial Solutions Group (in conjunction with other NCR business units) designs, develops, markets, sells, and delivers a full line of solutions, products, and services for the financial industry with particular focus on retail banking. These offerings are categorized into four primary solutions portfolios: Self Service, Channel Delivery, Payment, and Customer Management.

         The Self Service solutions portfolio includes a full line of ATMs, associated software and services, specialized ATMs for the Japanese market, specialized ATMs for the "self-service branch" market, self-service devices that dispense information and non-cash items (such as tickets and coupons), and outsourced management of self-service networks. These solutions are designed to assist financial services customers in replacing higher-cost customer service methods with lower-cost, higher availability machines and equipment. In addition, NCR believes ATMs increasingly offer revenue-generating opportunities for banks and non-bank customers.

         The Customer Management solutions portfolio combines professional services, modeling, and tools with the Company's scalable data warehousing platform. These solutions are designed to help banks and other financial institutions improve their ability to target and retain profitable consumers. Using these solutions, institutions can better understand the profitability, risk, and behavior patterns of individual consumers with the goal of optimizing the level of service provided and increasing the profit contribution of each consumer. NCR's solutions are designed to help financial institutions understand individual consumers better and improve marketing efforts.

         NCR's Channel Delivery solutions portfolio includes products and services relating to bank branch automation, call centers, home banking, switching, and account processing. These solutions are designed to help increase the efficiency and marketing capabilities of banks and other financial service providers.

         Through the Financial Solutions Group's Payment solutions portfolio, NCR offers electro-mechanical item-processing devices that read and sort checks and other paper items, image processing devices that convert checks and other paper items to electronic images, outsourced management of item and image-processing facilities, and products and services related to emerging payment methodologies, particularly "smart" cards. These solutions are designed to improve the efficiency of "back-office," paper-based functions for banks and other financial services companies, and to move these institutions from paper-based systems to emerging electronic payment systems.

         Integrated within the Financial Solutions Group at all levels are teams focused on developing solutions to meet the needs of a variety of financial services customers. In the field, this includes professional services consultants and customer support specialists who provide consulting services to help customers design, integrate, install, and support self-service devices and networks, item/image processing systems, branch automation and call-center software and equipment, network servers, and data warehousing systems. NCR incorporates third-party products and software as required to create individualized solutions for specific customer needs.

         Target Markets and Distribution Channels

         NCR serves a number of segments in the financial industry. These segments include retail banking, which covers both traditional and newer providers of consumer banking services and financial services, such as the insurance and card payment industries, as well as the non-traditional financial services segment, including companies that have diversified into the financial services area to complement their core businesses. NCR's financial industry customers are located throughout the world in both established and emerging markets. These customers range from very large to very small financial service providers, reflecting, in NCR's view, its ability to develop solutions for the variety of companies that make up the world's financial services industry.

         NCR believes that financial services industry customers base their buying decisions on a number of criteria, including the quality of the solution or product, industry knowledge of the vendor, the economic justification for implementing the solution, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision, and the quality of the vendor's support and professional services.

         NCR has historically distributed most of its financial solutions, products, services, and systems through NCR's direct sales channel, although certain revenues are derived through sales by distributors. The Financial Solutions Group expects to increase the level of business transacted through indirect channels and partners, where appropriate, in both current and emerging markets.

         Competition

         NCR faces significant competition in the financial industry in all geographic areas where it operates. The bases of competition can vary, but typically include quality of the solutions or products, the industry knowledge of the vendor, the economic justification for implementing the solution, the vendor's ability to provide and support a total, end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and professional services. NCR's competitors vary by solution, product, service offering, and geographic area.

Computer Systems Group

         Solutions

         The Computer Systems Group (in conjunction with other NCR business units) designs, develops, markets, sells, and delivers solutions, products, systems, and services. These offerings integrate software, hardware, middleware, professional services, support services, and products, including those from leading technology firms. The Computer Systems Group provides solutions to the communications industry and to national accounts in industries other than the retail and financial industries. The Computer Systems Group's solutions portfolios are: Scalable Data Warehousing, High Availability/Electronic Commerce, Yield Management, and Internet Commerce.

         The Scalable Data Warehousing solutions portfolio is designed to provide enabling technology for businesses that are seeking a competitive advantage through better use of customer and business data. NCR scalable data warehousing provides a high level of linear performance, scalability, availability, and manageability of data for both repetitive and ad hoc (iterative) queries in a decision-support environment. The Scalable Data Warehousing solutions portfolio is also the foundation for the Yield Management solutions portfolio provided by the Computer Systems Group, as well as the HPM&M and Customer Management solutions offered by the Retail Solutions Group and Financial Solutions Group, respectively.

         NCR's High Availability/Electronic Commerce solutions portfolio brings together the Company's transaction processing and high-availability technologies and is intended to help businesses keep critical, computer-based applications running with minimal downtime. Solutions offered by NCR for security, transaction processing, and other requirements of electronic commerce are designed to assist customers in conducting business with a high level of performance, ease-of-use, and security. NCR LifeKeeper(R) software is designed to minimize downtime by recognizing and recovering hardware component or application faults before a total system failure occurs. NCR TOP END(R) middleware software reroutes transactions during a system failure, working in conjunction with LifeKeeper for additional system protection.

         Solutions in the Yield Management portfolio are directed at helping communications companies manage the yield of information from customers and networks. These solutions are designed to help telecommunications companies acquire new customers, manage customer turnover, improve forecasting and utilization of switch capacity and capital expenditure requirements, and improve efficiency and planning for network utilization. The Yield Management solutions portfolio utilizes the Scalable Data Warehousing solutions as a foundation.

         For the communications industry, NCR also offers an Internet Commerce solutions portfolio which helps integrate operational systems with Internet capabilities. The solutions in this portfolio are designed to help telecommunications companies reduce billing costs, enter new markets, build profitable customer bases, and scale services to match the requirements of a growing customer base.

         Integrated within the Computer Systems Group at all levels are teams focused on developing solutions to meet the needs of a variety of customers in the communications industry and national accounts in industries other than the retail and financial industries. These include professional services consultants and customer support specialists who provide consulting services to help customers design, integrate, install, and support Scalable Data Warehousing, High Availability/Electronic Commerce, Yield Management, and Internet Commerce solutions. NCR incorporates third-party products and software as required to create individualized solutions for specific customer needs.

         Target Markets and Distribution Channels

         In addition to the Computer Systems Group's focus in the communications industry, NCR's Computer Systems Group also markets scalable data warehousing and High Availability/Electronic Commerce solutions to national accounts in a number of industries other than the retail and financial industries.

         NCR's computer products and solutions are marketed through a combination of direct and indirect channels. In recent years, approximately 90% of NCR's revenue from the Computer Systems Group's offerings has been generated by the Company's direct sales force. The remaining revenues have historically been generated from the indirect channel and through alliances with value-added resellers, distributors, and OEMs.

         Competition

         NCR faces significant competition in the industries served by the Computer Systems Group in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, customer referrals, database sophistication, support and professional service capabilities, quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and platform scalability. In addition, the movement toward common industry standards (such as Intel processors and UNIX and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Commoditization has extended beyond PCs into the server business. In the transaction processing market, customers require powerful software, reliable hardware, and systems integration skills. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions.

Professional Services and Worldwide Customer Services

         Solutions

         NCR provides services to its customers through Professional Services and Worldwide Customer Services organizations. These organizations deliver a wide range of services required to design, implement, and maintain customers' technology environments.

         NCR's Professional Services team, consisting of 4,000 employees in more than 100 countries, is an integral part of the solutions portfolios provided by NCR's business units. These professional services include business and technology consulting for data warehousing, project management for information technology architecture, and systems integration.

         Worldwide Customer Services provides a High Availability Networking solutions portfolio in addition to staging and implementation services, multivendor services, system support services, consulting, networking, managed services, Year 2000 services, and industry-specific support services.

         The High Availability Networking portfolio includes solutions designed to ensure a customer's network from media to end-system meets the availability requirements of applications and users and is aligned with overall business objectives. NCR provides a continuum of network consulting services, support services and products that help businesses plan, design, implement, and operate network solutions to enhance profitability and competitiveness.

         To provide delivery of consistent services on a global basis, Worldwide Customer Services uses an integrated logistics network of remote services, parts inventories, and replicated tools and methodologies. NCR employs approximately 15,000 customer service representatives located throughout 130 countries.

         Target Markets and Competition

         The markets for NCR's Professional Services and Worldwide Customer Services are the retail, financial, and communications industries and national accounts in other industries. The services organizations face significant competition in the industries and geographies they serve, principally through NCR's other business units.


Systemedia Group

         Solutions

         The Systemedia Group develops, produces, and markets a complete line of consumable and media products for information systems, including transaction processing media, business forms, and a full line of integrated equipment solutions. Specific products offered include stock and customer paper rolls, pressure sensitive labels, label/form combinations, thermal transfer ribbons, impact inking media, high-speed laser forms, encoding products, mailers, and ink jet media.

         Systemedia integrates NCR consumables into the mix of solutions provided by NCR, such as the Self-Service, Store Automation, and Payment solutions. The Systemedia Group works closely with its customers to develop specific solutions in areas such as inking, printer cassette design and manufacture, thin film coating for thermal transfer ribbons, and labels and label/form combinations.

         Target Markets and Distribution Channels

         The major industry segments targeted by the Systemedia Group include general merchandise, food and drug, hospitality, financial, and consumer goods manufacturing. The Systemedia Group has a direct sales force in 19 countries focused on providing solutions to major accounts. In addition, Systemedia solutions are sold through office product resellers, value-added resellers, and telemarketing.

         Competition

         Competition in the consumable and media solutions business is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management expertise, and total cost of ownership. While price is always a factor, the Systemedia Group focuses on total cost of ownership for all of its products and services. Total cost of ownership takes into account not only the per unit cost of the media, but also service, usage, and support costs over the life of the system.

Research and Development

         Research and development expenditures for NCR are reported on page 6 of NCR's 1997 Annual Report to Stockholders and are incorporated herein by reference.

Seasonality

         Seasonality information for NCR is reported on page 8 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Backlog

         NCR's operating results and the amount and timing of revenue are affected by numerous factors, including the volume, mix, and timing of orders received during a period and conditions in the information technology industry and in the general economy. The Company believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer support services business, for which order information is not recorded. Accordingly, NCR believes that backlog information is not material to an understanding of its business.

Sources and Availability of Raw Materials

         Sources and availability of raw materials information for NCR is reported on page 8 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.


Patents and Trademarks

         NCR owns approximately 1,200 patents in the United States and 1,350 in foreign countries. The foreign patents are generally counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. In connection with the Distribution, NCR entered into an extensive cross-licensing agreement with AT&T and Lucent Technologies Inc. ("Lucent"), a former subsidiary of AT&T. While NCR's portfolio of patents and patent applications is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

         NCR has registered certain trademarks in the United States and in a number of foreign countries. NCR considers the trademark "NCR" and many other of its trademarks to be valuable assets.

Employees

         At December 31, 1997, NCR had approximately 38,300 employees and contractors.


Environmental Matters

         Information regarding environmental matters is included in the material captioned "Environmental Matters" on pages 26-27 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 2.  PROPERTIES

         At February 27, 1998, NCR operated approximately 40 research and development and manufacturing facilities which occupy in excess of 4.4 million square feet throughout the world. Of such worldwide facilities, on a square footage basis, approximately 93% are owned and 7% are leased. At February 27, 1998, NCR also operated approximately 890 facilities, which include warehouse, repair, office, and other miscellaneous sites, occupying in excess of 12.6 million square feet throughout the world. Of these facilities, on a square footage basis, approximately 60% are owned and 40% are leased. NCR maintains facilities in 85 countries.

         The business units are headquartered in: Dayton, Ohio (Computer Systems Group, Worldwide Customer Services, and Systemedia Group); London, United Kingdom (Financial Solutions Group); and Atlanta, Georgia (Retail Solutions Group).

         NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3.  LEGAL PROCEEDINGS

         The information required by this item is included in the material captioned "Legal Proceedings" on page 27 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 4.(a)EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of NCR (as of February 27, 1998) are as follows:



           Name       Age      Position and Offices Held
           ----       ---      -------------------------
Lars Nyberg            46      Chairman of the Board, Chief Executive Officer,
                                 and President
Gary J. Cotshott       47      Senior Vice President, Worldwide Customer
                                 Services
Robert A. Davis        47      Senior Vice President and Chief Quality Officer
William J. Eisenman    51      Senior Vice President, Computer Systems Group
Daniel J. Enneking     50      Senior Vice President, Systemedia Group
Richard H. Evans       51      Senior VIce President, Global Human Resources
Anthony Fano           54      Senior Vice President, Retail Solutions Group
John L. Giering        53      Senior Vice President and Chief Financial Officer
Jonathan S. Hoak       48      Senior Vice President and General Counsel
Per-Olof Loof          47      Senior Vice President, Financial Solutions Group
Charles A. Picasso     56      Senior Vice President, Worldwide Professional
                                 Services
Dennis Roberson        49      Senior Vice President and Chief Technical Officer
Hideaki Takahashi      49      Senior Vice President, Worldwide Field Operations
Michael P. Tarpey      52      Senior Vice President, Public Relations


   Lars Nyberg. Mr. Nyberg was named Chairman of the Board, Chief Executive Officer, and President of NCR effective June 1, 1995. From June 1995 to December 1995, Mr. Nyberg also served as Executive Vice President, AT&T. From 1993 to 1995, Mr. Nyberg held the position of Chairman and Chief Executive Officer of the Communications Division of Phillip Electronics NV ("Phillips"), an electronics and electrical products company. At that time, Mr. Nyberg was a member of the Phillips Group Management Committee. In 1992, Mr. Nyberg was appointed Managing Director, Phillips Consumer Electronics Division. From 1990 to 1992, he was the Chairman and Chief Executive Officer of Phillips Computer Division.

   Gary J. Cotshott. Mr. Cotshott became Senior Vice President, Worldwide Customer Services, in December 1996. From 1995 to 1996, Mr. Cotshott was Vice President, Americas Support Services. From 1993 to 1995, he was Vice President, Professional Services, and from 1991 to 1992, he was Vice President of NCR's CIMEG (Commercial, Industrial, Medical, Education, and Government) systems division.

   Robert A. Davis. Mr. Davis became Senior Vice President and Chief Quality Officer for NCR in 1995. From 1994 to 1995, Mr. Davis was with Ideon Group, Inc., a provider of credit card registry services, as Senior Vice President and Chief Quality Officer. From 1990 to 1994, Mr. Davis was Vice President and Chief Quality Officer with AT&T Universal Card Services Corp.

   William J. Eisenman. Mr. Eisenman became Senior Vice President, Computer Systems Group, in 1995. In 1994, he was appointed Vice President, NCR Worldwide Services, Global Remote Services. From 1991 to 1994, he was Vice President, NCR Large Computer Products Division.

   Daniel J. Enneking. Mr. Enneking became Senior Vice President, Systemedia Group, in 1993. Mr. Enneking was appointed an officer by the Board of Directors of NCR in 1991, and from 1991 to 1993, Mr. Enneking held the position of Vice President, Finance & Administration, NCR U.S. Group.

   Richard H. Evans. Mr. Evans became Senior Vice President, Global Human Resources, for NCR in November 1995. From November 1995 to April 1997, he was also NCR's Chief Strategy Officer. Prior to his appointment with NCR, Mr. Evans was Global Human Resources Vice President for AT&T. From 1991 to 1993, Mr. Evans was President and Regional Managing Director for AT&T's International Operations Division Asia/Pacific in Hong Kong.

   Anthony Fano. Mr. Fano became Senior Vice President, Retail Solutions Group, in 1995. From 1994 to 1995, Mr. Fano was Senior Vice President, NCR Europe and Middle East/Africa, responsible for all NCR sales and services activity in that geographic region. From 1993 to 1994, he was Senior Vice President, Quality and Re-engineering. From 1991 to 1993, he was Vice President, NCR Latin America/Middle East/Africa Group.

   John L. Giering. Mr. Giering has held the position of Senior Vice President and Chief Financial Officer of NCR since 1990. He was a director of the Company from January 1994 to December 1996.

   Jonathan S. Hoak. Mr. Hoak became Senior Vice President and General Counsel for NCR in December 1993. He was a director of the Company from September 1996 until December 1996. From 1990 to 1993, Mr. Hoak was with AT&T Federal Systems as a General Attorney.

   Per-Olof Loof. Mr. Loof became Senior Vice President, Financial Solutions Group, in November 1995. From 1994 to 1995, Mr. Loof was President and Chief Executive Officer, AT&T Istel Co. Mr. Loof served as Vice President, Sales and Marketing, for Europe with Digital Equipment Corporation, a computer and related equipment and software company ("Digital"), in 1994. From 1990 to 1993, Mr. Loof was Vice President, Financial Industry, with Digital Europe.

   Charles A. Picasso. Mr. Picasso was appointed Senior Vice President, Worldwide Professional Services, in July 1997. He joined NCR as Vice President, Worldwide Professional Services, in February 1996. From January 1995 to February 1996, he was President and Chief Executive Officer of AT&T Istel Co. From 1994 to 1995, he was self employed as a professional services consultant. From 1990 to 1994, Mr. Picasso was President and Chief Executive Officer of Concept S.A.

   Dennis Roberson. Mr. Roberson became Senior Vice President and Chief Technical Officer for NCR in September 1995. Mr. Roberson joined NCR as Vice President, NCR Computer Products and Systems, in May 1994. From 1988 to 1994, Mr. Roberson was Vice President, Software, with Digital.

   Hideaki Takahashi. Mr. Takahashi became Senior Vice President, Worldwide Field Operations, in October 1997, responsible for developing global processes for the operational environment of NCR's sales and services activities. From January 1996 to October 1997, he was Senior Vice President, Asia/Pacific Region. In July 1994, Mr. Takahashi was appointed Vice President, Asia/Pacific Region. From 1992 to 1994, Mr. Takahashi was Vice President, Operations, Japan. In 1992, he became Director, NCR Japan, Ltd. From 1987 to 1992, he was General Manager of NCR's engineering and manufacturing facility in Oiso, Japan.

         Michael P. Tarpey. Mr. Tarpey was appointed Senior Vice President of Public Relations, for NCR in January 1996. From 1994 to 1995, Mr. Tarpey was Public Relations Vice President for AT&T's Consumer Communications Services business. From 1990 to 1993, he was Vice President, Public Relations, for AT&T's Business Long Distance Unit.


                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." The approximate number of registered holders of record of NCR common stock as of December 31, 1997 was 1 million. The following table presents the high and low closing per share prices for NCR common stock for each quarter of 1997.

               High               Low
------------------------------------------
1st Quarter    39 7/8             32
2nd Quarter    35 3/8             28 1/4
3rd Quarter    37 5/16            27 7/16
4th Quarter    38 1/4             25 15/16

         Prior to the date of Distribution, NCR stock traded on a "when issued" basis from December 11, 1996 to December 31, 1996.

         NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

Item 6.  SELECTED FINANCIAL DATA

         Selected financial data for the Company is included on page 2 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         Management's discussion of NCR's results of operations and financial condition is included on pages 3-10 of NCR's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are reported in the material captioned "Derivative Financial Instruments and Market Risk" on pages 9-10 of NCR's 1997 Annual Report to Stockholders and are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of NCR, selected quarterly financial data, and the report of independent accountants are included on pages 11-28 of NCR's 1997 Annual Report to Stockholders and are incorporated herein by reference. The report of independent accountants for 1996 and 1995 is included on page 16 herein.

Item 9. CHANGES IN ACCOUNTANTS


         The information required by this Item is set forth in NCR's Current Report on Form 8-K/A dated March 19, 1997, which is incorporated herein in its entirety by reference.

Item 9.(a) DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors of NCR is included on pages 7-8 of NCR's Proxy Statement dated March 3, 1998, and is incorporated herein by reference.

         Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

Item 11. EXECUTIVE COMPENSATION

         The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 15-22 of NCR's Proxy Statement dated March 3, 1998 and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 9-10 of NCR's Proxy Statement dated March 3, 1998 and is incorporated herein by reference.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership of Management and Directors" on pages 10-12 of NCR's Proxy Statement dated March 3, 1998 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial statements:

             The following financial statements are incorporated by reference of the indicated pages of NCR's 1997 Annual Report to Stockholders.


                                                                                         Pages In
                                                                                       Annual Report
                                                                                      to Stockholders
                 Report of Independent Accountants...........................               11
                 Consolidated Statements of Operations for the Years Ended...
                   December 31, 1997, 1996, and 1995.........................               12
                 Consolidated Balance Sheets for the Years Ended December 31,
                   1997 and 1996.............................................               13
                 Consolidated Statements of Cash Flows for the Years Ended...
                   December 31, 1997, 1996, and 1995.........................               14
                 Consolidated Statements of Changes in Shareholders' Equity
                   for the Years Ended December 31, 1997, 1996, and 1995.....               15
                 Notes to Consolidated Financial Statements..................              16-28

     (b)  Reports on Form 8-K

             NCR filed a Current Report on Form 8-K dated October 15, 1997, including unaudited condensed consolidated balance sheets as of September 30, 1997, and unaudited condensed consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended September 30, 1997, with respect to its Information Release on its third quarter of 1997 financial results.

     (c)  Exhibits:

             Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


Exhibit
  No.                                   Description
-------                                 -----------

   3.1 Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual Report")).

   3.2           Bylaws of NCR Corporation, as amended and restated on February
                 19, 1998.

   4.1 Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the 1996 NCR Annual Report).

   4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (Exhibit 4.2 to the 1996 NCR Annual Report).

   10.1 Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit
                 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the "Lucent Registration Statement")).

   10.2 Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

Exhibit
  No.                       Description
-------                     -----------

  10.3 Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.3 to the 1996 NCR Annual Report).

  10.4 Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

  10.5 Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

  10.6 Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

  10.7 Interim Services and Systems Replication Agreement by and among AT&T Corp., Lucent Technologies Inc., and NCR Corporation, dated as of February 1, 1996 (Exhibit 10.4 to the Lucent Registration Statement), as amended by First Amendment to Interim Services and Systems Replication Agreement, dated September 1, 1996 (Exhibit
              10.7 to the 1996 NCR Annual Report).

  10.8        NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual
              Report).

  10.9        NCR WorldShares Plan (Exhibit 10.9 to the 1996 NCR Annual Report).

  10.10       NCR Senior Executive Retirement, Death & Disability Plan (Exhibit
              10.10 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the "NCR Registration Statement")).

  10.11 The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Registration Statement).

  10.12 Employment Agreements with Lars Nyberg (Exhibit 10.12 to the NCR Registration Statement).

  10.13 Credit Agreement, dated as of November 20, 1996, among NCR Corporation, The Lenders Party thereto, The Chase Manhattan Bank, as Administrative Agent, and Bank of America National Trust & Savings Association, as Documentation Agent (Exhibit 10.15 to the NCR Registration Statement).

  10.14 NCR Change-in-Control Severance Plan for Executive Officers (Exhibit 10.16 to the 1996 NCR Annual Report).

  10.15 Change-in-Control Agreement by and between NCR and Lars Nyberg (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

  10.16 NCR Director Compensation Program (Exhibit 10.18 to the 1996 NCR Annual Report).

  10.17 NCR Long Term Incentive Program and NCR Management Incentive Program (Exhibit 10.19 to the 1996 NCR Annual Report).

  10.18 Letter Agreement with Lars Nyberg Regarding Employee Benefits, dated May 9, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

Exhibit
  No.                            Description
-------                          -----------

  10.19 July 13, 1995 Letter Agreement between Lars Nyberg and AT&T Corp., assumed by NCR pursuant to the Employee Benefits Agreement between NCR and AT&T Corp., dated November 20, 1996 (Exhibit 10 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  10.20 Letter Agreement with Hideh Takahashi Regarding International Expatriate Assignment to Singapore, dated October 15, 1997.

  13          Pages 1-28 of NCR's 1997 Annual Report to Stockholders.

  21          Subsidiaries of NCR Corporation.

  23.1        Consent of Independent Accountants.

  23.2        Consent of Independent Accountants.

  27          Financial Data Schedule.


  (d) Financial Statement Schedule II - Valuation and Qualifying Accounts.  14

      Report of Independent Accountants................................... 15-16




         NCR will furnish, without charge, to a security holder upon written request a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated herein by reference thereto. NCR will furnish any other exhibit at cost. Literature requests are available by writing to:

NCR - Investor Relations
1700 South Patterson Boulevard
Dayton, OH 45479

                                NCR Corporation

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)




Column A                                    Column B                  Column C                   Column D         Column E
--------                                    --------                  --------                   --------         --------
                                                                      Additions
                                                                      ---------
                                          Balance at         Charged to       Charged to                         Balance at
                                           Beginning           Costs &          Other                                End
Description                                of Period          Expenses         Accounts         Deductions        of Period
-----------                                ---------          --------         --------         ----------        ---------
Year Ended December 31, 1997
     Allowance for doubtful accounts......      $ 54              $ 12             $ --               $ 30             $ 36
     Deferred tax asset valuation
       allowance..........................       639                --               --                 86              553
     Inventory valuation reserves.........       152                29               --                 39              142
     Reserves related to business
       restructuring......................       247                --               --                 82              165

Year Ended December 31, 1996
     Allowance for doubtful accounts......      $ 68              $ --             $ --               $ 14             $ 54
     Deferred tax asset valuation
       allowance..........................       472               167               --                 --              639
     Inventory valuation reserves.........       330                23               --                201              152
     Reserves related to business
       restructuring......................       858                --               --                611              247

Year Ended December 31, 1995
     Allowance for doubtful accounts......      $ 41              $ 61             $ --               $ 34             $ 68
     Deferred tax asset valuation
       allowance..........................       405                67               --                 --              472
     Inventory valuation reserves.........        64               514(a)            --                248              330
     Reserves related to business
       restructuring......................        71               963               --                176              858

(a)  Includes $417 restructuring reserve in 1995.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of NCR Corporation

Our audit of the consolidated financial statements referred to in our report dated January 21, 1998 appearing on page 11 of the 1997 Annual Report to Stockholders of NCR Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Form 10-K. In our opinion, this Financial Statement Schedule at and for the year ended December 31, 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated financial statements and Financial Statement Schedule of NCR Corporation for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose reports dated January 21, 1997 expressed an unqualified opinion on those statements.




Price Waterhouse LLP

Dayton, Ohio
January 21, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
NCR Corporation

We have audited the consolidated balance sheet of NCR Corporation and subsidiaries (NCR) at December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are included on pages 12-28 of NCR's 1997 Annual Report to Stockholders. We have also audited the related financial statement schedule in Item 14(d) of this Form 10-K. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCR at December 31, 1996, and the consolidated results of its operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand, L.L.P.

Dayton, Ohio
January 21, 1997

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NCR CORPORATION


Date: March 13, 1998                      By:

                                              /s/ Lars Nyberg
                                              ------------------------------
                                              Lars Nyberg, Chairman of the Board
                                              and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                       Title
---------                                       -----


/s/ Lars Nyberg
-------------------------
Lars Nyberg                             Chairman of the Board and
                                        Chief Executive Officer

/s/ John L. Giering
-------------------------
John L. Giering                         Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

/s/ Duane L. Burnham
-------------------------
Duane L. Burnham                        Director

/s/ David R. Holmes
-------------------------
David R. Holmes                         Director

/s/ Linda Fayne Levinson
-------------------------
Linda Fayne Levinson                    Director

/s/ Ronald A. Mitsch
-------------------------
Ronald A. Mitsch                        Director

/s/ C.K. Prahalad
-------------------------
C.K. Prahalad                           Director

/s/ James O. Robbins
-------------------------
James O. Robbins                        Director

/s/ William S. Stavropoulos
-------------------------
William S. Stavropoulos                 Director


Date: March 13, 1998

                                 EXHIBIT INDEX

Exhibit
  No.                               Description
-------                             -----------
 3.1        Articles of Amendment and Restatement and Articles Supplementary of
            NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report
            on Form 10-K for the year ended December 31, 1996 (the "1996 NCR
            Annual Report")).

 3.2 Bylaws of NCR Corporation, as amended and restated on February 19, 1998.

 4.1        Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the 1996
            NCR Annual Report).

 4.2        Preferred Share Purchase Rights Plan of NCR Corporation, dated as of
            December 31, 1996, by and between NCR Corporation and The First
            National Bank of Boston (Exhibit 4.2 to the 1996 NCR Annual Report).

 10.1 Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No.
            333-00703) (the "Lucent Registration Statement")).

 10.2 Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR
            Annual Report).

 10.3 Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.3 to the 1996 NCR
            Annual Report).

 10.4 Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc.
            (Exhibit 10.7 to the Lucent Registration Statement).

 10.5       Amended and Restated Technology License Agreement, effective as of
            March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent
            Technologies Inc. (Exhibit 10.8 to the Lucent Registration
            Statement).

 10.6 Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR
            Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the
            Lucent Registration Statement).

 10.7       Interim Services and Systems Replication Agreement by and among AT&T
            Corp., Lucent Technologies Inc., and NCR Corporation, dated as of
            February 1, 1996 (Exhibit 10.4 to the Lucent Registration
            Statement), as amended by First Amendment to Interim Services and Systems Replication Agreement, dated September 1, 1996 (Exhibit 10.7 to the 1996 NCR Annual Report).

 10.8       NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual
            Report).

 10.9       NCR WorldShares Plan (Exhibit 10.9 to the 1996 NCR Annual Report).

 10.10      NCR Senior Executive Retirement, Death & Disability Plan (Exhibit
            10.10 to the NCR Corporation Registration Statement on Form 10 (No.
            001-00395), dated November 25, 1996 (the "NCR Registration
            Statement")).

 10.11      The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR
            Registration Statement).

 10.12      Employment Agreements with Lars Nyberg (Exhibit 10.12 to the NCR
            Registration Statement).

 10.13      Credit Agreement, dated as of November 20, 1996, among NCR
            Corporation, The Lenders Party thereto, The Chase Manhattan Bank, as
            Administrative Agent, and Bank of America National Trust & Savings
            Association, as Documentation Agent (Exhibit 10.15 to the NCR
            Registration Statement).

 10.14      NCR Change-in-Control Severance Plan for Executive Officers (Exhibit
            10.16 to the 1996 NCR Annual Report).

 10.15      Change-in-Control Agreement by and between NCR and Lars Nyberg
            (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

 10.16      NCR Director Compensation Program (Exhibit 10.18 to the 1996 NCR
            Annual Report).

 10.17      NCR Long Term Incentive Program and NCR Management Incentive Program
            (Exhibit 10.19 to the 1996 NCR Annual Report).


 10.18      Letter Agreement with Lars Nyberg Regarding Employee Benefits, dated
            May 9, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1997).

 10.19 July 13, 1995 Letter Agreement between Lars Nyberg and AT&T Corp., assumed by NCR pursuant to the Employee Benefits Agreement between NCR and AT&T Corp., dated November 20, 1996 (Exhibit 10 to the NCR
            Corporation Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997).

 10.20      Letter Agreement with Hideh Takahashi Regarding International
            Expatriate Assignment to Singapore, dated October 15, 1997.

 13         Pages 1-28 of NCR's 1997 Annual Report to Stockholders.

 21         Subsidiaries of NCR Corporation.

 23.1       Consent of Independent Accountants.

 23.2       Consent of Independent Accountants.

 27         Financial Data Schedule.