Form 10-Q
period 1998-03-31
NCR CORP
filed 1998-05-05
CIK 70866

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


      Registrant's telephone number, including area code: (937) 445-5000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----




Number of shares of common stock, $.01 par value, outstanding as of April 30, 1998 was 103,598,386.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                Description                                 Page
                                -----------                                 ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Three months ended March 31, 1998 and 1997                         3

           Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 1998 and December 31, 1997                               4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three months ended March 31, 1998 and 1997                         5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

                          PART II. Other Information

                                Description                                 Page
                                -----------                                 ----
Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 6.(a) Exhibits                                                          15
       (b) Reports on Form 8-K                                               15

           Signature                                                         17

                         Part I. Financial Information

Item 1. FINANCIAL STATEMENTS
                                NCR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                  Quarter Ended March 31
                                                  ----------------------
                                                   1998            1997
                                                   ----            ----
Revenue
Sales                                             $  659          $  719
Services                                             650             670
                                                  ------          ------
Total Revenue                                      1,309           1,389
                                                  ------          ------
Operating Expenses
Cost of sales                                        458             483
Cost of services                                     497             506
Selling, general, and administrative expenses        308             331
Research and development expenses                     80              87
                                                  ------          ------
Total Operating Expenses                           1,343           1,407
                                                  ------          ------
Loss from Operations                                 (34)            (18)
Interest expense                                       3               2
Other (income) expense, net                          (37)             (5)
                                                  ------          ------
Income (Loss) Before Income Taxes                     --             (15)
Income tax expense                                    --               1
                                                  ------          ------
Net Income (Loss)                                 $   --          $  (16)
                                                  ======          ======
Net Income (Loss) per Common Share,
  Basic and Diluted                               $   --          $ (.16)
                                                  ======          ======
Weighted Average Common Shares Outstanding         103.2           101.5
                                                  ======          ======

See accompanying notes.

                                NCR CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     In millions, except per share amounts


                                                        March 31   December 31
                                                          1998         1997
                                                        --------   -----------
Assets
Current assets:
  Cash and short-term investments                        $1,106       $1,129
  Accounts receivable, net                                1,355        1,471
  Inventories                                               545          489
  Other current assets                                      212          182
                                                         ------       ------
Total Current Assets                                      3,218        3,271

Reworkable service parts, net                               243          248
Property, plant, and equipment, net                         846          858
Other assets                                                932          916
                                                         ------       ------
Total Assets                                             $5,239       $5,293
                                                         ======       ======
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings                                  $   71       $   59
  Accounts payable                                          336          378
  Payroll and benefits liabilities                          292          343
  Customers' deposits and deferred service revenue          463          348
  Other current liabilities                                 729          836
                                                         ------       ------
Total Current Liabilities                                 1,891        1,964
                                                         ------       ------
Long-term debt                                               35           35
Pension and indemnity liabilities                           318          342
Postretirement and postemployment benefits liabilities      838          813
Other liabilities                                           547          522
Minority interests                                          249          264
                                                         ------       ------
Total Liabilities                                         3,878        3,940
                                                         ------       ------

Commitments and contingencies

Shareholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
 authorized, no shares issued or outstanding at
 March 31, 1998 and December 31, 1997                        --           --
Common stock: par value $.01 per share, 500.0 shares
 authorized; issued and outstanding: 103.4 shares at
 March 31, 1998 and 103.2 shares at December 31, 1997         1            1
  Paid-in capital                                         1,455        1,438
  Retained earnings                                           7            7
  Other                                                    (102)         (93)
                                                         ------       ------
Total Shareholders' Equity                                1,361        1,353
                                                         ------       ------
Total Liabilities and Shareholders' Equity               $5,239       $5,293
                                                         ======       ======


See accompanying notes.

                                NCR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                               Quarter Ended March 31
                                                               ----------------------
                                                                1998            1997
                                                               -----           ------
Operating Activities

Net income (loss)                                              $  --           $  (16)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   97               92
Changes in operating assets and liabilities:
  Receivables                                                    116              121
  Inventories                                                    (56)             (96)
  Payables and other current liabilities                         (85)             (60)
  Other operating assets and liabilities                         (48)             (43)
                                                               -----           ------
Net Cash Provided by (Used in) Operating Activities               24               (2)
                                                               -----           ------

Investing Activities

Short-term investments, net                                      (76)            (237)
Expenditures for service parts                                   (33)             (22)
Expenditures for property, plant, and equipment                  (61)             (26)
Other investing activities                                        22                6
                                                               -----           ------
Net Cash Used in Investing Activities                           (148)            (279)
                                                               -----           ------

Financing Activities

Short-term borrowings, net                                        12               16
Repayments of long-term debt                                      --               (4)
Other financing activities                                        17               --
                                                               -----           ------
Net Cash Provided by Financing Activities                         29               12
                                                               -----           ------

Effect of exchange rate changes on cash and cash equivalents      (4)             (38)
                                                               -----           ------

Decrease in Cash and Cash Equivalents                            (99)            (307)
Cash and Cash Equivalents at Beginning of Period                 886            1,163
                                                               -----           ------

Cash and Cash Equivalents at End of Period                     $ 787           $  856
                                                               =====           ======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by NCR Corporation (NCR) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1997 Annual Report to Stockholders and Form 10-K for the year ended December 31, 1997.

Certain prior years amounts have been reclassified to conform to the 1998 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                   Quarter Ended
                                      March 31
                                   -------------
                                   1998    1997
                                   ----    -----
Total comprehensive income (loss)  $ (8)   $ (76)
                                   ====    =====

                                       March 31    December 31
                                         1998         1997
                                       --------    -----------
Cash and Short-term Investments
Cash and cash equivalents               $  787       $  886
Short-term investments                     319          243
                                        ------       ------
Total cash and short-term investments   $1,106       $1,129
                                        ======       ======

Inventories
Finished goods                          $  403       $  353
Work in process and raw materials          142          136
                                        ------       ------
Total inventories                       $  545       $  489
                                        ======       ======

3. CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition, or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 1998 cannot presently be determined.

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

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State. The Federal Trustees are not parties to that agreement. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWPCA within 60 days of the notice, unless a negotiated resolution of their claims could be reached. In July 1997, the State, the United States Environmental Protection Agency (USEPA), and the Federal Trustees entered into a Memorandum of Agreement (MOA). The MOA states that it provides a framework under which the parties to that agreement can coordinate remedial and restoration studies and actions regarding the Fox River, including the assertion of claims against the PRPs, and that removal of the PCB-contaminated sediments is expected to be the principal, but not exclusive, action undertaken to achieve restoration of impaired natural resources. In June 1997, USEPA announced its intention to propose the Fox River for inclusion on the National Priorities List; shortly thereafter, the State of Wisconsin announced its opposition to such listing. In July 1997, the USEPA sent the PRPs a Special Notice Letter calling for formal negotiations on the preparation of a remedial investigation and feasibility study (RI/FS) on the Fox River; on July 15, 1997, the PRPs agreed to enter into such negotiations. In December 1997, USEPA denied the PRPs' good faith proposal to perform the official cleanup studies, and took control of the cleanup study process. According to USEPA's schedule, the key studies may be done in approximately one year. Based on past experience, it would be unusual to perform such studies within one year. Thus far, the PRPs and the Federal Trustees have agreed to postpone litigation while negotiations over the cleanup studies have been taking place. However, the tolling and standstill agreements between the Federal Trustees and NCR and the other identified PRPs have expired. USEPA's recent decision to take control over the cleanup studies appears to minimize the PRP's ability to settle at this time and it is possible that litigation by the Federal Trustees could be commenced during 1998. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination, (ii) the absence of selected remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply. In this connection, NCR commenced litigation against the buyer and its former parent alleging that they are responsible for the above-described claims. Subsequent to December 31, 1997, the parties reached an interim partial settlement and arbitration agreement, and a definitive written agreement is being drafted.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts accrued from time to time, will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be ten to twenty years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Legal Proceedings

As of March 31, 1998, there were a number of individual product liability claims pending against NCR alleging that its products, including personal computers, supermarket barcode scanners, cash registers, and check encoders, caused so-called "repetitive strain injuries" or "musculoskeletal disorders," such as carpal tunnel syndrome. As of March 31, 1998, approximately 70 such claims were pending against NCR. In such lawsuits, the plaintiff typically alleges that the injury was caused by the design of the product at issue or a failure to warn of alleged hazards. These plaintiffs generally seek compensatory damages and, in many cases, punitive damages. Most other manufacturers of these products have also been sued by plaintiffs on similar theories. Ultimate resolution of the litigation against NCR may substantially depend on the outcome of similar matters of this type pending in various courts. NCR has denied the merits and basis for the pending claims against it and intends to continue to contest these cases vigorously.

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $200 million, trebled, plus attorneys' fees, based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices. The portions of the complaint pertinent to NCR, among other things, assert a purported agreement between Siemens-Nixdorf entities (Siemens) and NCR regarding the servicing of certain "ultra-high speed printers" manufactured by Siemens and the agreement's impact upon independent service organizations, brokers, and end-users of such printers. The case is currently in the discovery stage. The amount of any liabilities or other costs, if any, that may be incurred in connection with this matter cannot currently be determined.

A former NCR employee (who currently has a separate federal court employment action pending against NCR to contest her termination) and her husband, a former NCR consultant, have filed suit against NCR in a federal district court under the qui tam provisions of the False Claims Act. This Act permits private individuals to bring suit on behalf of the federal government to enforce the Act and to share in any recovery. The litigation involves allegations of billing and other improprieties under the Office Automation Technology and Services (OATS) contract with the U.S. Department of Transportation. The complaint does not specify the total amount of money being sought. If certain of the allegations of the complaint were true, however, the potential liability could range from nominal sums representing interest for short periods of time, to tens of millions of dollars if allegations of false billing are true. NCR has no evidence, or reason to believe, that such false billing occurred, and believes that with respect to the only specific allegations made the plaintiffs are misstating internal reports from a secondary data collection system that had nothing to do with actual bills to the government. The government, which is obligated to investigate the allegations and determine whether to assume prosecution of the action, has declined to intervene in the lawsuit but the individual plaintiffs have continued to pursue this action, as they are entitled to do. NCR intends to vigorously contest the allegations, which it believes to be unfounded.

4.   SALE OF MANUFACTURING ASSETS AND OUTSOURCING

On April 27, 1998, NCR finalized an agreement to sell the manufacturing assets of NCR's Computer Systems and Retail Solutions Groups to Solectron Corporation (Solectron). The assets are valued at approximately $100 million and are located in Dublin, Ireland, Columbia, South Carolina, and Atlanta, Georgia. The agreement also provides for NCR to outsource the manufacture of its retail and computer products to Solectron for the next five years. In conjunction with the agreement, Solectron has hired approximately 1,200 NCR manufacturing and support-function employees. The Company does not expect any associated gain or loss on the transaction to be material to NCR's results of operations, financial condition, or cash flows.

5.   STOCK PURCHASE PROGRAMS

On April 16, 1998, NCR's Board of Directors approved a share repurchase program authorizing the repurchase of shares valued up to $200 million. NCR expects to implement the program through open market purchases of shares over the next 12 months.

Also on April 16, 1998, NCR's Board of Directors approved a cash tender offer to purchase the outstanding 30 percent minority interest in NCR's Japanese subsidiary, NCR Japan, Ltd. NCR Holdings, Ltd., a wholly-owned subsidiary of NCR, is offering 607 Yen per share (US $4.63 per share at an exchange rate of 131 Yen to the dollar) for the 66 million shares of NCR Japan, Ltd. not already owned by the Company. The tender offer will expire on June 3, 1998, unless extended.

The Company expects to finance the NCR stock repurchase program and the NCR Japan, Ltd. tender offer primarily through existing cash balances.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed as a percentage of revenue.


                                                         Quarter Ended March 31
                                                         ----------------------
                                                          1998            1997
                                                          ----            ----
Revenue:
  Sales                                                   50.3 %          51.8 %
  Services                                                49.7            48.2
                                                         -----           -----
  Total                                                  100.0 %         100.0 %
                                                         =====           =====
Gross Margin:
  Sales                                                   30.5 %          32.8 %
  Services                                                23.5            24.5
                                                         -----           -----
  Total                                                   27.0            28.8

Selling, general, and administrative expenses             23.5            23.8
Research and development expenses                          6.1             6.3
                                                         -----           -----
Loss from operations                                      (2.6)%          (1.3)%
                                                         =====           =====

Revenue

Revenue for the quarter ended March 31, 1998 was $1,309 million, a decrease of 6% from the first quarter of 1997. The decrease in revenue was largely due to the unfavorable impact of foreign currency exchange rates and the decline in sales and services provided to AT&T Corp. (AT&T). When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue decreased by 2%.

Sales revenue decreased 8% to $659 million in the first quarter of 1998 compared to the first quarter of 1997. The decrease in sales revenue was principally due to declines in sales of scalable data warehousing and other computer products and systemedia products. These declines were partially offset by increases in sales of retail and financial products. Services revenue decreased 3% to $650 million in the first quarter of 1998 compared to the first quarter of 1997. The decline in services revenue was principally due to the decrease in professional services revenue of 11% from the prior year quarter. Professional services revenue was unfavorably impacted by foreign currency exchange rates and the decline in sales of scalable data warehousing products, which strongly drive professional services revenue. Customer services revenue declined 1% in the first quarter of 1998 as compared with the first quarter of 1997, but on a local currency basis increased 3%.

Revenue in the first quarter of 1998 compared with the first quarter of 1997 declined 21% in Japan, declined 16% in the Asia Pacific region, excluding Japan, declined 4% in the Americas, and was flat in Europe/Middle East/Africa (EMEA). When adjusted for the unfavorable impact of quarter-to-quarter changes in foreign currency exchange rates, revenue decreased 17% in Japan, increased 6% in Asia Pacific, excluding Japan, and increased 4% in EMEA. The Americas region made up 51% of NCR's total first quarter 1998 revenues, EMEA region comprised 32%, Japan comprised 11%, and Asia Pacific region, excluding Japan, comprised 6%.

Operating Expenses

Gross margin as a percentage of revenue decreased 1.8 percentage points from 28.8% in the first quarter of 1997 to 27.0% in the first quarter of 1998. Sales gross margin decreased 2.3 percentage points to 30.5% for the first quarter of 1998, primarily due to the unfavorable impacts of foreign currency exchange rates. Gross margin on services revenue was 23.5% for the first quarter of 1998 compared to 24.5% for the first quarter of 1997. The decrease in services margin was primarily the result of NCR's fixed cost structure which was designed to support higher revenue levels than were realized in the first quarter of 1998.

Selling, general, and administrative expenses decreased $23 million or 7% in the first quarter of 1998. As a percentage of revenue, selling, general, and administrative expenses were 23.5% in the first quarter of 1998 and 23.8% in the same period in 1997. As compared with the first quarter of 1997, selling expenses in the first quarter of 1998 increased slightly, while all other expenses in this category decreased as a result of NCR's continued expense discipline.

Research and development expenses decreased $7 million or 8% in the first quarter of 1998. As a percentage of revenue, research and development expenses were 6.1% in the first quarter of 1998 and 6.3% in the first quarter of 1997. In 1998, research and development expenses reflected NCR's continued focus on software- and solutions-based development efforts.

Loss Before Income Taxes

NCR reported an operating loss of $34 million in the first quarter of 1998 compared to an operating loss of $18 million in the first quarter of 1997. Interest expense was $3 million in the first quarter of 1998 compared to $2 million in the first quarter of 1997. Other income, net of expenses, was $37 million in the first quarter of 1998 compared to other income, net of expenses, of $5 million in the first quarter of 1997. The increase in other income, net of expenses was primarily due to the favorable impact of foreign exchange contracts and increased interest income on short-term investments. In addition, NCR entered into agreements relating to the licensing of certain technologies whereby the Company recognized $4 million of other income in the first quarter of 1998 and will continue to do so each quarter through the fourth quarter of 1999.

NCR reported income (loss) before taxes of $0 in the first quarter of 1998 compared to a loss before taxes of $15 million in the first quarter of 1997.

Net Income (Loss)

The provision for income taxes was $0 in the first quarter of 1998 compared to $1 million in the first quarter of 1997.

Net income was breakeven in the first quarter of 1998 and a net loss of $16 million in the same period in 1997.


FINANCIAL CONDITI0N, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash, cash equivalents, and short-term investments totaled $1,106 million at March 31, 1998, compared to $1,129 million at December 31, 1997.

NCR generated cash flows from operations of $24 million in the first quarter of 1998 while using cash flows from operations of $2 million in the first quarter of 1997. The cash generated in operations in the first quarter of 1998 was due principally to the reduction in receivable balances. Receivable balances decreased $116 million in the first quarter of 1998 compared with $121 million in the same period in 1997. The decrease in receivable balances in the first quarter of 1998 and 1997 is consistent with the seasonality of NCR's business, whereby revenues and the associated receivables are generally higher in the fourth quarter of the year and lower in the first quarter. Inventory balances increased $56 million in the first quarter of 1998 compared to an increase of $96 million in the first quarter of 1997. The increase in inventory in the first quarter of 1998 and 1997 is consistent with the historical inventory balances increases during the first three quarters of the year.

Net cash flows used in investing activities were $148 million in the first quarter of 1998 and $279 million in the first quarter of 1997. In 1998, NCR purchased $76 million of short-term investments as compared with $237 million in 1997, when NCR was beginning to implement its overall cash management strategy after being spun-off from AT&T. Capital expenditures were $94 million for the first quarter of 1998 and $48 million for the comparable period of 1997. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities.

Net cash provided by financing activities was $29 million in the first quarter of 1998 and $12 million in the first quarter of 1997. In the first quarter of 1998, NCR reported cash flows of $17 million from other financing activities which primarily related to share activity under its employee stock purchase plan.

NCR believes that cash flows from operations, the credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis and other sections of this Form 10-Q contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. Any Annual Report to Stockholders, Form 10-K, Form 8-K, and other written or oral statements made by the Company or its representatives may also contain such forward-looking statements. These statements are not guarantees of future performance. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business Strategy
-----------------
NCR's future operating results are dependent upon the Company's ability to implement, successfully and in a timely manner, its business strategy to profitably grow revenue, improve gross margins, maintain expense discipline, and improve its effective tax rate. The results, costs, and benefits associated with implementing NCR's strategy and business plan could vary significantly from those expected. The success of NCR's strategy is dependent upon, among other things, the technologies, actions, products, and strategies of NCR's current and future competitors, general domestic and foreign economic and business conditions, the condition of the information technology industry and the industries in which NCR's customers operate, and other factors, including those described below.

Competition
-----------
NCR operates in the extremely competitive information technology industry. The markets for this industry are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and price and cost reductions. In addition, the movement toward common industry standards continues to increase the commoditization of products, including servers and other computer products, making differentiation more difficult. NCR's future operating results are dependent upon its ability to rapidly design, develop, and market, or otherwise obtain and introduce new solutions and related products and services that are competitive in the marketplace. The Company must commit significant resources in advance of bringing its business solutions to the marketplace. There are numerous risks and uncertainties inherent in this complex process, including proper identification of customer needs, technological changes, timely and cost-effective development and introduction, differentiation from NCR's competitors, and market acceptance.

New Solutions Introductions
---------------------------
NCR provides customers with solutions composed of hardware, software, consulting, installation, or maintenance services. NCR also provides selected products and services to its customers on a stand-alone basis. The Company continually refines its current solutions and develops new solutions for its customers. The success of these efforts is dependent upon a number of factors and can be adversely impacted by: development or manufacturing delays; changes in costs; and delays in customer purchases of existing solutions and related products and services in anticipation of the introduction of new offerings, among other factors. In addition, the timing of introductions of new products or services offered by competitors could impact the future operating results of NCR, particularly when these introductions coincide or precede the introduction of NCR's own new solutions and related products and services. Likewise, some of NCR's new solution offerings may replace or compete with the Company's current offerings.

Emerging Markets
----------------
NCR's future operating results are also dependent upon its timely recognition of and expansion into new and emerging markets. In addition, NCR's future success may be impacted by its ability to forecast the proper mix of business solutions and related products and services to meet the demands of its customers in these markets as well as established markets.

Margin Pressure
---------------
In recent years, the significant competition in the information technology industry has decreased gross margins for many companies and could continue to do so in the future. Future operating results will depend in part on NCR's ability to manage such margin pressure by maintaining a favorable mix of solutions and other revenues and by achieving component cost reductions and operating efficiencies. Changes in the mix of NCR's solutions and related products and services revenues could cause operating results to vary.

Reliance on Third Parties
-------------------------
Due to NCR's focus on providing complex integrated solutions to customers, the Company frequently relies on third parties to provide significant elements of NCR's offerings, which must be integrated with those elements provided by the Company. NCR has from time to time formed alliances with third parties, such as Solectron, that have complementary products, services, and skills. These business practices often require the Company to rely on the performance and capabilities of third parties which are beyond NCR's control. NCR's reliance on third parties, including Solectron, introduces a number of risks to NCR's business, including the risk of non-performance by alliance partners or other third parties, difficulties with integrating elements provided by NCR with those of third parties, and delays in the introduction of new NCR solutions. Further, the failure of any of these third parties to provide products or services that conform to NCR's specifications or quality standards could impair the Company's ability to offer solutions that include such third party elements or may impair the quality of such solutions.

A number of NCR's solutions rely on specific suppliers for microprocessors and operating systems. The Company also uses many standard parts and components. NCR believes there are a number of competent vendors for most parts and components. However, there are a number of important components, microprocessors, and operating systems that are developed by and purchased from single sources due to price, quality, technology, or other considerations. In some cases, these items are available only from single sources. For example, NCR's computer systems are based on microprocessors and related peripheral chip technology designed by Intel Corporation. NCR incorporates UNIX(R) and Microsoft Windows NT(R) operating systems into certain of its solutions and may utilize Oracle Corporation's and Informix Corporation's commercial databases for NCR's High Availability Electronic Commerce solution portfolio. Accordingly, NCR's results of operations are dependent upon the Company's ability to secure alternative providers for such parts, components, microprocessors, and operating systems and upon the ability of such technologies to remain competitive.

Key Personnel
-------------
NCR's success is also dependent upon, among other things, its ability to attract and retain the highly-skilled technical, sales, and other personnel necessary to enable the Company to successfully develop and sell new and existing solutions and related products and services.

Seasonality
-----------
NCR's sales are historically seasonal, with revenues higher in the fourth quarter of each year. Consequently, during the three quarters ending in March, June, and September, NCR has historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes NCR's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing, and mix of product sales. In addition, in many quarters, a large portion of NCR's revenue is realized in the third month of the quarter. Operating expenses are relatively fixed in the short term and often cannot be materially reduced in a particular quarter if revenue for that quarter falls below anticipated levels.

International Operations
------------------------
In the first quarter of 1998, NCR's international operations represented approximately 49% of the Company's consolidated revenue. Specifically, Japan, the United Kingdom, Germany, and France represented approximately 11%, 6%, 5%, and 4% of consolidated revenue, respectively. Although the diversity of NCR's operations may help to mitigate certain of the risks associated with geographic concentrations of operations (for example, adverse changes in foreign currency exchange rates and business disruptions due to natural disasters and economic or political uncertainties), there are numerous other risks inherent in operating abroad. Such operations may be significantly impacted by a variety of factors, many of which cannot be readily foreseen and over which NCR has no control. In addition, a significant change in the value of the dollar or other functional currencies against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may significantly impact future operating results. NCR enters into foreign currency contracts in an attempt to mitigate the impact of changes in currency exchange rates, generally over the short- or medium-term.

Income Taxes
------------
NCR's tax rate is dependent upon the geographical composition of taxable earnings and NCR's ability to realize the benefits from tax losses in certain tax jurisdictions. To the extent that NCR is unable to reflect tax benefits from net operating losses and tax credits, arising primarily in the United States, to offset provisions for income taxes attributable to its profitable foreign subsidiaries, NCR's overall effective tax rate could increase.

Contingencies
-------------
In the normal course of business, NCR is subject to regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims, and other legal proceedings and environmental matters, and to comply with applicable environmental laws, will not impact future operating results.

Year 2000
---------
Year 2000 compliance issues concern the inability of certain computerized information systems to properly process date-sensitive information as the year 2000 approaches. To remain functional, systems that do not process such information will need to be modified or replaced prior to the year 2000. Year 2000 issues impact NCR and substantially all companies in the industries in which NCR operates. NCR has developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks include, among other things, the possible failure or malfunction of NCR's internal information systems, problems with the products and services NCR has provided to its customers, the potential for increased warranty and other claims, and possible problems arising from the failure of the Company's suppliers' systems.

NCR's Year 2000 plans involve replacing or upgrading affected internal information systems, developing Year 2000 qualified products, and when appropriate, providing Year 2000 upgrades for its customers. Pursuant to these plans, the Company has completed its analysis of the Year 2000 issues associated with critical internal information systems and the products it offers. The majority of the products NCR presently develops and provides to customers are Year 2000 qualified. The Company expects that the remainder of the products it presently develops and provides to customers will be Year 2000 qualified by the end of 1998. NCR also expects to complete the modification of its critical internal information systems by the end of 1998. Worldwide implementation of Year 2000 system changes is anticipated to be completed by the end of 1999. The Company has also completed its analysis of non-critical internal information systems and has developed plans to address the associated Year 2000 issues, when appropriate.

In addition, NCR is evaluating the potential impact of Year 2000 on the products and services provided by its suppliers. Failure by NCR's critical suppliers to address potential Year 2000 issues could adversely impact the Company's consolidated results of operations, financial condition, and cash flows. The Company has established Year 2000 guidelines for its suppliers. NCR is conducting audits of its critical suppliers in accordance with these guidelines and plans to substantially complete such audits by the end of 1998.

The Company continues to evaluate the estimated costs associated with its Year 2000 efforts and does not believe that the associated costs will have a material adverse impact on NCR's results of operations, financial condition, or cash flows. However, the impact of Year 2000 on the Company is not fully determinable, and there can be no assurances that there will not be delays or increased costs associated with Year 2000 issues or that such delays or costs will not have a material impact on NCR's consolidated results of operations, financial condition, and cash flows.

ITEM 3. DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

NCR is exposed to market risk, including changes in foreign currency exchange rates and interest rates. NCR uses a variety of measures to monitor and manage these risks, including derivative financial instruments. Qualitative disclosures about these risks and derivative instruments are discussed more fully in NCR's Annual Report to Stockholders for the year ended December 31, 1997.

The table below summarizes information about instruments sensitive to currency exchange rates, primarily foreign currency forward contracts, options, and swaps at March 31, 1998 (in millions except for average contract rates). This table should be read in conjunction with the information presented in NCR's Annual Report to Stockholders for the year ended December 31, 1997.

                       U.S. Dollar Value of Net Foreign
                              Exchange Contracts

                                 Net
                              Underlying                 Average
                               Currency                  Contract
                               Exposure                    Rate
                              Associated                 (Foreign
                              with Firmly                Currency
                              Committed      Notional     per US
                             Transactions     Value       Dollar)    Gain/(Loss)
                             ------------    --------    --------    -----------
Forward Contracts:
  British Pound                   82           545            .62         8
  Japanese Yen                    35            35         118.39         2
  German Mark                     62            62           1.76         1
  Canadian Dollar                 12            88           1.40        (2)
  Italian Lira                    24            24       1,764.47         -
  Swiss Franc                     13            13           1.42         -
  Spanish Peseta                  53            53         149,90        (1)
  Cross-dollar, non-U.S.         198           231            N/A       (27)
  Other                           80            84            N/A        (2)

Options:
  French Franc                    39            62           5.87         -
  Swedish Krona                    1             1           7.70         -

Swaps:
  Cross-dollar, non-U.S.         169           169            N/A       (18)

There have been no significant changes in the carrying value, fair value, maturity schedule, or other information related to NCR's outstanding borrowings at March 31, 1998, as compared with that reported in its Annual Report to Stockholders for the year ended December 31, 1997.

                          Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 1998. NCR's Annual Meeting of Stockholders was held on April 16, 1998. At the Annual Meeting, stockholders voted on two matters: the proposal to elect Linda Fayne Levinson as a Class B director, and the approval of the appointment of Price Waterhouse LLP as independent accountants for 1998. The number of shares voted with respect to each matter required to be reported herein are as follows:

                                        Affirmative    Withheld
                                        -----------    --------
1.   Election of Class B Director

     Linda Fayne Levinson                80,905,969    1,832,102

                                        Affirmative    Negative    Abstain
                                        -----------    --------    -------
2.   Approve appointment of
     Price Waterhouse LLP as
     independent accountants for 1998    81,444,655     334,370    959,046

A copy of the transcript of NCR's 1998 Annual Meeting may be obtained upon written request to NCR's Corporate Secretary at NCR Corporation, 1700 S. Patterson Blvd., Dayton, Ohio 45479.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3 Bylaws of NCR Corporation, as amended and restated on February 19, 1998 (incorporated by reference to Exhibit 3.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1997).

          10.1 NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997.

          10.2 NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997.

          10.3  NCR Nonqualified Excess Plan, restated effective January 1,
                1996.

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) On January 29, 1998, NCR filed a Current Report on Form 8-K, including consolidated balance sheets as of December 31, 1997, consolidated statements of cash flows for the year ended December 31, 1997, and consolidated statements of operations, and consolidated revenue summary for the quarter and year ended December 31, 1997, with respect to its news release on the fourth quarter and year-end financial results of 1997.

          (2) On April 23, 1998, NCR filed a Current Report on Form 8-K, including unaudited consolidated balance sheets as of March 31, 1998, and unaudited consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended March 31, 1998, with respect to its news release on the first quarter financial results of 1998.

          (3) On April 23, 1998, NCR filed a Current Report on Form 8-K with respect to its news release on the announcement of a program to repurchase NCR stock and a tender offer to purchase the outstanding minority interest in NCR's Japanese subsidiary, NCR Japan, Ltd.

          (4) On April 29, 1998, NCR filed a Current Report on Form 8-K with respect to its news release on the announcement of the sale of certain manufacturing assets and related outsourcing of the manufacture of retail and computer products to Solectron.


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


                                          NCR CORPORATION

Date: May 4, 1998                         By: /s/ John L. Giering
                                          --------------------------------------
                                          John L. Giering, Senior Vice-President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.                               Description
-------                             -----------

   3 Bylaws of NCR Corporation, as amended and restated on February 19, 1998 (incorporated by reference to Exhibit 3.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1997).

 10.1 NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997.

 10.2 NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997.

 10.3         NCR Nonqualified Excess Plan, restated effective January 1, 1996.

 27           Financial Data Schedule