Form 10-Q
period 1998-06-30
NCR CORP
filed 1998-08-13
CIK 70866

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X  .    No      .
                                          -----        -----


    Number of shares of common stock, $.01 par value per share, outstanding as of July 31, 1998 was 101,365,036.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                    Description                             Page
                                    -----------                             ----

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Quarter and Six Months Ended June 30, 1998 and 1997                3

           Condensed Consolidated Balance Sheets
           June 30, 1998 (Unaudited) and December 31, 1997                    4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three and Six Months Ended June 30, 1998 and 1997                  5

           Notes to Condensed Consolidated Financial Statements               6


Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           10


Item 3.    Quantitative and Qualitative Disclosures About Market Risk        17



                           PART II. Other Information


                                    Description                             Page
                                    -----------                             ----

Item 6.    Exhibits and Reports on Form 8-K                                  18

           Signature                                                         19


                         Part I. Financial Information


Item 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                 Quarter Ended June 30           Six Months Ended June 30
                                                 ---------------------           -------------------------
                                                  1998           1997             1998               1997
                                                  ----           ----             ----               ----
Revenue
Sales                                            $  861         $  925           $1,520             $1,644
Services                                            713            720            1,363              1,390
                                                 ------         ------           ------             ------
Total Revenue                                     1,574          1,645            2,883              3,034
                                                 ------         ------           ------             ------

Operating Expenses
Cost of sales                                       566            641            1,024              1,124
Cost of services                                    536            546            1,033              1,052
Selling, general and administrative expenses        359            381              667                712
Research and development expenses                    90             96              170                183
                                                 ------         ------           ------             ------
Total Operating Expenses                          1,551          1,664            2,894              3,071
                                                 ------         ------           ------             ------

Income (Loss) from Operations                        23            (19)             (11)               (37)
Interest expense                                      4              4                7                  6
Other (income) expense, net                         (73)           (25)            (110)               (30)
                                                 ------         ------           ------             ------

Income (Loss) Before Income Taxes                    92              2               92                (13)
Income tax expense                                   44              6               44                  7
                                                 ------         ------           ------             ------

Net Income (Loss)                                $   48         $   (4)          $   48             $  (20)
                                                 ======         ======           ======             ======

Net Income (Loss) per Common Share
  Basic                                          $  .47         $ (.04)          $  .47             $ (.20)
  Diluted                                        $  .46         $ (.04)          $  .46             $ (.20)

Weighted Average Common Shares Outstanding
  Basic                                           102.6          102.1            102.9              101.8
  Diluted                                         104.1          102.1            104.0              101.8

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                         June 30    December 31
                                                                          1998         1997
                                                                       -----------  -----------
                                                                       (Unaudited)
Assets
Current assets
  Cash and short-term investments                                          $  770       $1,129
  Accounts receivable, net                                                  1,472        1,471
  Inventories                                                                 451          489
  Other current assets                                                        207          182
                                                                           ------       ------
Total Current Assets                                                        2,900        3,271

Reworkable service parts, net                                                 234          248
Property, plant and equipment, net                                            867          858
Other assets                                                                1,021          916
                                                                           ------       ------
Total Assets                                                               $5,022       $5,293
                                                                           ======       ======

Liabilities and Shareholders' Equity
Current liabilities
  Short-term borrowings                                                    $   69       $   59
  Accounts payable                                                            304          378
  Payroll and benefits liabilities                                            283          343
  Customers' deposits and deferred service revenue                            445          348
  Other current liabilities                                                   794          836
                                                                           ------       ------
Total Current Liabilities                                                   1,895        1,964

Long-term debt                                                                 33           35
Pension and indemnity liabilities                                             333          342
Postretirement and postemployment benefits liabilities                        813          813
Other liabilities                                                             569          522
Minority interests                                                             41          264
                                                                           ------       ------
Total Liabilities                                                           3,684        3,940
                                                                           ------       ------

Commitments and contingencies

Shareholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
    authorized, no shares issued or outstanding                                 -            -
Common stock: par value $.01 per share, 500.0 shares
    authorized; 103.9 and 103.2 shares issued at June 30, 1998 and December 31, 1997, respectively; 101.7 and 103.2 shares
    outstanding at June 30, 1998 and December 31, 1997, respectively            1            1
Retained earnings and paid-in capital                                       1,458        1,445
Other                                                                        (121)         (93)
                                                                           ------       ------
Total Shareholders' Equity                                                  1,338        1,353
                                                                           ------       ------
Total Liabilities and Shareholders' Equity                                 $5,022       $5,293
                                                                           ======       ======

See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions



                                                                    Three Months                   Six Months
                                                                    Ended June 30                 Ended June 30
                                                                ----------------------        ---------------------
                                                                1998              1997        1998             1997
                                                                ----              ----        ----             ----
Operating Activities
Net income (loss)                                               $  48            $  (4)      $  48           $  (20)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    87               94         184              186
  Net gain on sales of assets                                     (55)               -         (55)               -
Changes in operating assets and liabilities:
  Receivables                                                    (109)            (110)          7               11
  Inventories                                                       7               18         (49)             (78)
  Payables and other current liabilities                           (3)               5         (88)             (55)
  Other operating assets and liabilities                          (92)              73        (140)              30
                                                                -----            -----       -----           ------
Net Cash Provided by (Used in) Operating Activities              (117)              76         (93)              74
                                                                -----            -----       -----           ------

Investing Activities
Short-term investments, net                                       142              (40)         66             (277)
Expenditures for service parts                                    (31)             (44)        (64)             (66)
Expenditures for property, plant and equipment                    (23)             (57)        (84)             (83)
Acquisition of minority interest in subsidiary                   (271)               -        (271)               -
Proceeds from sales of facilities and other assets                172                -         172                -
Other investing activities                                          3                9          25               15
                                                                -----            -----       -----           ------
Net Cash Used in Investing Activities                              (8)            (132)       (156)            (411)
                                                                -----            -----       -----           ------

Financing Activities
Purchases of Company common stock                                 (78)               -         (78)               -
Short-term borrowings, net                                         (2)              12          10               28
Repayments of long-term debt                                       (2)              (8)         (2)             (12)
Other financing activities                                         22               18          39               18
                                                                -----            -----       -----           ------
Net Cash Provided by (Used in) Financing Activities               (60)              22         (31)              34
                                                                -----            -----       -----           ------

Effect of exchange rate changes on cash and cash equivalents       (9)              17         (13)             (21)
                                                                -----            -----       -----           ------

Decrease in Cash and Cash Equivalents                            (194)             (17)       (293)            (324)
Cash and Cash Equivalents at Beginning of Period                  787              856         886            1,163
                                                                -----            -----       -----           ------

Cash and Cash Equivalents at End of Period                      $ 593            $ 839       $ 593           $  839
                                                                =====            =====       =====           ======

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1997 Annual Report to Stockholders and Form 10-K for the year ended December 31, 1997.

Certain prior years amounts have been reclassified to conform to the 1998 presentation.

2.  SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                         Periods Ended June 30
                                                         ----------------------
                                                      Three Months     Six Months
                                                      ------------     ----------
                                                      1998    1997    1998    1997
                                                      ----    ----    ----    ----
Net income (loss)                                    $  48   $  (4)  $  48   $ (20)

Change in:
   Additional minimum pension liability                 16       -      15       -
   Equity translation  adjustment                      (33)     95     (40)     35
                                                     -----   -----   -----   -----
Total comprehensive income                           $  31   $  91   $  23   $  15
                                                     =====   =====   =====   =====

                                                     June 30          December 31
                                                      1998               1997
                                                     -------             -----
Cash and Short-term investments
Cash and cash equivalents                             $593              $  886
Short-term investments                                 177                 243
                                                      ----              ------
Total cash and short-term investments                 $770              $1,129
                                                      ====              ======

Inventories
Finished goods                                        $378              $  353
Work in process and raw materials                       73                 136
                                                      ----              ------
Total inventories                                     $451              $  489
                                                      ====              ======


3.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition, or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 1998 cannot presently be determined.

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

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State. The Federal Trustees are not parties to that agreement. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWPCA within 60 days of the notice, unless a negotiated resolution of their claims could be reached. In July 1997, the State, the United States Environmental Protection Agency (USEPA), and the Federal Trustees entered into a Memorandum of Agreement
(MOA). The MOA states that it provides a framework under which the parties to that agreement can coordinate remedial and restoration studies and actions regarding the Fox River, including the assertion of claims against the PRPs, and that removal of the PCB-contaminated sediments is expected to be the principal, but not exclusive, action undertaken to achieve restoration of impaired natural resources. In June 1997, USEPA announced its intention to propose the Fox River for inclusion on the National Priorities List; shortly thereafter, the State of Wisconsin announced its opposition to such listing. In July 1997, the USEPA sent the PRPs a Special Notice Letter calling for formal negotiations on the preparation of a remedial investigation and feasibility study (RI/FS) on the Fox River; on July 15, 1997, the PRPs agreed to enter into such negotiations. In December 1997, USEPA denied the PRPs' good faith proposal to perform the official cleanup studies, took control of the cleanup study process, and is working on the studies in conjunction with the State. According to the USEPA's and State's schedule, the key studies may be done in approximately one year. Based on past experience, it would be unusual to perform adequately such studies within one year. Thus far, the PRPs and the Federal Trustees have agreed to postpone litigation while negotiations over the cleanup studies have been taking place. However, the tolling and standstill agreements between the Federal Trustees and NCR and the other identified PRPs have expired. USEPA's recent decision to take control over the cleanup studies appears to minimize the PRP's ability to settle at this time and it is possible that litigation by the Federal Trustees could be commenced during 1998. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination, (ii) the absence of selected remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply. In this connection, NCR commenced litigation against the buyer and its former parent alleging that they are responsible for the above-described claims. Subsequent to December 31, 1997, the parties reached an interim partial settlement and arbitration under which the parties are presently, and for the foreseeable future will be, sharing both defense and liability costs.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts accrued from time to time, will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be ten to twenty years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Legal Proceedings

In NCR's report on Form 10-Q for the quarter ended March 31, 1998, NCR reported that there were approximately 70 product liability cases pending against NCR alleging that its products caused so-called "repetitive strain injuries" or "musculoskeletal disorders," such as carpal tunnel syndrome (the "RSI Cases"). The RSI Cases are now nearly concluded. Most of the RSI Cases either have been decided in NCR's favor in the courts, dismissed voluntarily by the plaintiffs, or are the subject of an agreement, which NCR expects to be concluded in the near future, that resolves the underlying claims. That agreement, and NCR's obligations thereunder, will not have a material impact on NCR's consolidated results of operations, financial condition or cash flows. A small number of RSI Cases remain pending in the courts, but resolution of them, whether by trial or by agreement, is not expected to have a material impact on NCR's consolidated results of operations, financial condition or cash flows.

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $200 million, trebled, plus attorneys' fees, based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices. The portions of the complaint pertinent to NCR, among other things, assert a purported agreement between Siemens-Nixdorf entities (Siemens) and NCR regarding the servicing of certain "ultra-high speed printers" manufactured by Siemens and the agreement's impact upon independent service organizations, brokers, and end-users of such printers. The case is still in the early stages of discovery. The amount of any liabilities or other costs, if any, that may be incurred in connection with this matter cannot currently be determined.

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

4.  STOCK REPURCHASE PROGRAM

On April 16, 1998, NCR's Board of Directors approved a share repurchase program authorizing the repurchase of shares valued up to $200 million. As of June 30, 1998, the Company had repurchased 2.2 million shares at a cost of $78 million.

5.  ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

In April 1998, NCR's Board of Directors approved a cash tender offer to purchase the outstanding 30% minority interest in NCR's Japanese subsidiary, NCR Japan, Ltd. (NCR Japan). In June 1998, pursuant to the tender offer, NCR acquired an additional 27% ownership interest in NCR Japan at a cost of $271 million, increasing NCR's ownership of the subsidiary to 97%. As a result of the acquisition, which has been accounted for as a purchase, goodwill of approximately $65 million was recorded by NCR and is being amortized on a straight-line basis over 20 years. On a pro forma basis, the impact of the transaction on NCR's consolidated net income (loss) and net income (loss) per share for the six month periods ended June 30, 1998 and 1997 is not material.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 provides guidance for the recognition and measurement of derivatives and hedging activities. It requires an entity to record, at fair value, all derivatives as either assets or liabilities in the balance sheet, and it establishes specific accounting rules for certain types of hedges. This Statement is effective for fiscal years beginning after June 15, 1999 and will be adopted by the Company when required. The impact, if any, of adopting SFAS 133 on NCR's consolidated financial position, results of operations and cash flows, has not been fully determined.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and establishes certain capitalization criteria for such costs. SOP 98-1 is effective for fiscal years beginning after December 31, 1998 and will be adopted by NCR when required. The impact, if any, of adopting SOP 98-1 on NCR's consolidated financial position, results of operations and cash flows, has not been fully determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed as a percentage of revenue.

                                                  Three Months            Six Months
                                                  Ended June 30           Ended June 30
                                                ----------------        ----------------
                                                 1998      1997          1998      1997
                                                ------    ------        ------    ------
Revenue:
 Sales                                           54.7%     56.2%        52.7%     54.2%
 Services                                        45.3      43.8         47.3      45.8
                                                -----     -----        -----     -----
 Total                                          100.0%    100.0%       100.0%    100.0%
                                                =====     =====        =====     =====

Gross Margin:
 Sales                                           34.3%     30.7%        32.6%     31.6%
 Services                                        24.8      24.2         24.2      24.3
                                                -----     -----        -----     -----
 Total                                           30.0      27.8         28.7      28.3

Selling, general and administrative expenses     22.8      23.2         23.1      23.5
Research and development expenses                 5.7       5.8          5.9       6.0
                                                -----     -----        -----     -----
Income (loss) from operations                     1.5%     (1.2)%       (0.4)%    (1.2)%
                                                =====     =====        =====     =====


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

Revenue

Revenue for the three months ended June 30, 1998 was $1,574 million, a decrease of 4% from the second quarter of 1997. When adjusted for the unfavorable impact of changes in foreign currency exchange rates, revenue was flat compared with the second quarter of 1997.

Sales revenue decreased 7% to $861 million in the second quarter of 1998 compared to the second quarter of 1997. Revenue gains in the quarter in scalable data warehousing products of 22% were more than offset by revenue declines in retail products of 14%, financial products of 6% and other computer products of 18%. Services revenue decreased 1% to $713 million in the second quarter of 1998 compared to the second quarter of 1997.

Revenue in the second quarter of 1998 compared with the second quarter of 1997 decreased 21% in Japan, decreased 38% in the Asia Pacific region, excluding Japan, increased 1% in the Americas and increased 4% in Europe/Middle East/Africa (EMEA). When adjusted for the unfavorable impact of changes in foreign currency exchange rates, revenue on a local currency basis decreased 8% in Japan, decreased 24% in the Asia Pacific region, excluding Japan, and increased 6% in EMEA. The Americas region comprised 52% of NCR's total revenue in the second quarter of 1998, EMEA region comprised 31%, Japan comprised 11% and the Asia Pacific region, excluding Japan, comprised 6%.

Gross Margin

Gross margin as a percentage of revenue increased 2.2 percentage points to 30.0% in the second quarter of 1998 from 27.8% in the second quarter of 1997. Sales gross margin increased 3.6 percentage points to 34.3% in the second quarter of 1998. This increase is attributable to favorable product mix, primarily from increased sales of scalable data warehousing products. Services gross margin increased 0.6 percentage points to 24.8% in the second quarter of 1998. The improvement is mainly due to decreased costs resulting from reductions in customer support personnel.

Operating Expenses

Selling, general and administrative expenses decreased $22 million, or 6%, in the second quarter of 1998 from the second quarter of 1997. The decrease was mainly driven by reductions in general and administrative expenses due to NCR's continued focus on expense discipline. As a percentage of revenue, selling, general and administrative expenses were 22.8% in the second quarter of 1998 and 23.2% in the second quarter of 1997. Research and development expenses decreased $6 million to $90 million in the second quarter of 1998. As a percentage of revenue, research and development expenses were 5.7% in the second quarter of 1998 and 5.8% in the second quarter of 1997. The 1998 research and development expenses reflect the continued move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Income (Loss) Before Income Taxes

Operating income was $23 million in the second quarter of 1998 compared to an operating loss of $19 million in the second quarter of 1997. Interest expense was $4 million in both the second quarter of 1998 and 1997. Other income, net of expenses, was $73 million in the second quarter of 1998 compared to $25 million in the second quarter of 1997. The increase in other income was primarily due to a gain of $55 million on the sale of NCR's TOP END(R) middleware technology and product family to BEA Systems, Inc. (BEA).

Income before taxes was $92 million in the second quarter of 1998 compared to income before taxes of $2 million in the second quarter of 1997.

Net Income (Loss)

The provision for income taxes was $44 million in the second quarter of 1998 compared to $6 million in the second quarter of 1997. NCR's second quarter 1997 tax provision resulted primarily from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries were profitable, and an inability to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net income was $48 million in the second quarter of 1998, compared with a net loss of $4 million in the same period in 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

Revenue

Revenue for the six months ended June 30, 1998 was $2,883 million, a decrease of 5.0% from the comparable period last year. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue decreased 1%.

Sales revenue decreased 8% to $1,520 million in the first six months of 1998 compared to the same period of 1997. Revenue gains in financial products of 2% and scalable data warehousing products of 1% were more than offset by revenue declines in retail products of 7%, other computer products of 18% and Systemedia products of 4%. Services revenue decreased 2% to $1,363 million in the first six months of 1998 compared to the same period of 1997. This decrease was the result of declines in both customer support and professional services revenues.

Revenue in the first six months of 1998 compared with the first six months of 1997 decreased 21% in Japan, decreased 30% in the Asia Pacific region, excluding Japan, decreased 1% in the Americas and increased 2% in EMEA. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue on a local currency basis decreased 12% in Japan, decreased 13% in the Asia Pacific region, excluding Japan, and increased 5% in EMEA. The Americas region comprised 52% of NCR's total revenues in the first six months of 1998, EMEA region comprised 31%, Japan comprised 11% and the Asia Pacific region, excluding Japan, comprised 6%.

Gross Margin

Gross margin as a percentage of revenue increased 0.4 percentage points to 28.7% in the first six months of 1998 from 28.3% in the first six months of 1997. Sales gross margins increased 1.0 percentage point to 32.6% in the first six months of 1998. This increase is primarily due to improved margins in both retail and financial products. Services gross margins were down 0.1 percentage point to 24.2% in the first six months of 1998. This decrease was the result of a decline in professional services margin, which more than offset improvements in customer support services margin.

Operating Expenses

Selling, general and administrative expenses decreased $45 million, or 6.3%, in the first six months of 1998. The decrease was primarily the result of NCR's continued focus on expense discipline and the favorable impact on expenses of foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses were 23.1% in the first six months of 1998 and 23.5% in the same period of 1997. Research and development expenses decreased $13 million to $170 million in the first six months of 1998. As a percentage of revenue, research and development expenses were 5.9% in the first six months of 1998 and 6.0% in the first six months of 1997. The 1998 research and development expenses reflect the continued move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Income (Loss) Before Income Taxes

Operating loss was $11 million in the first six months of 1998 compared to an operating loss of $37 million in the first six months of 1997. Interest expense was $7 million in the first six months of 1998 compared to $6 million in the comparable period of 1997. Other income, net of expenses, was $110 million in the first six months of 1998 compared to $30 million in the first six months of 1997. The increase over 1997 primarily reflects the $55 million gain on the sale of TOP END to BEA.

Income before taxes was $92 million in the first six months of 1998 compared to a loss before taxes of $13 million in the first six months of 1997.

Net Income (Loss)

The provision for income taxes was $44 million in the first six months of 1998 compared to $7 million in the first six months of 1997. NCR's tax provision in the first six months of 1997 resulted primarily from a normal provision for income taxes in those foreign tax jurisdictions where its subsidiaries were profitable, and an inability to reflect tax benefits from net operating losses and tax credits, primarily in the United States.

Net income was $48 million in the first six months of 1998 compared to a net loss of $20 million for the same period in 1997.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash and short-term investments totaled $770 million at June 30, 1998 compared to $1,129 million at December 31, 1997.

Net cash flows used in operating activities were $93 million in the first six months of 1998 compared to $74 million provided by operating activities in the first six months of 1997. 1998 operating activities included a $55 million gain on the sale of TOP END to BEA. In addition, in the second quarter of 1997, net cash flows provided by operations included the receipt of approximately $90 million from AT&T Corp. (AT&T) in accordance with certain tax allocation agreements entered into at the time NCR was spun-off from AT&T. No similar payments were included in the 1998 cash flows.

Net cash flows used in investing activities were $156 million in the first six months of 1998 and $411 million in the same period of 1997. In 1998, NCR purchased the minority interest of its Japanese subsidiary for $271 million. This use of cash was partially offset by proceeds from the sale of NCR's TOP END middleware technology to BEA and the sale of NCR's retail and computer systems manufacturing operations to Solectron Corporation (Solectron). Short-term investment activity provided $66 million of cash in the first six months of 1998 compared to a $277 million use of cash in the comparable period in 1997, when NCR was beginning to implement its overall cash management strategy after being spun-off from AT&T. Capital expenditures were $148 million for the first half of 1998 and $149 million for the comparable period in 1997. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in research and development, and expenditures for facilities to support sales and marketing activities.

Net cash flows used in financing activities were $31 million in the first six months of 1998 compared to $34 million provided by financing activities in the same period of 1997. In April 1998, NCR implemented a share repurchase program which resulted in the use of $78 million of cash in the second quarter of 1998.

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

Business Strategy

NCR's future operating results are dependent upon the Company's ability to implement, successfully and in a timely manner, its business strategy. This strategy focuses on, among other things, profitable revenue growth, improved gross margins, continued expense discipline, and an improved effective tax rate. The results, costs, and benefits associated with implementing NCR's strategy and business plan could vary significantly from those expected. The success of NCR's strategy is dependent upon, among other things, the technologies, actions, products, and strategies of NCR's current and future competitors, general domestic and foreign economic and business conditions, the condition of the information technology industry and the industries in which NCR's customers operate, and other factors, including those described below.

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

New Solutions Introductions

NCR provides its customers with solutions composed of hardware, software, consulting, installation, or maintenance services. NCR also provides selected products and services to its customers on a stand-alone basis. The Company continually refines its current solutions and develops new solutions for its customers. The success of these efforts is dependent upon a number of factors and can be adversely impacted by: development or manufacturing delays; changes in costs; and delays in customer purchases of existing solutions and related products and services in anticipation of the introduction of new offerings, among other factors. In addition, the timing of introductions of new products or services offered by competitors could impact the future operating results of NCR, particularly when these introductions coincide or precede the introduction of NCR's own new solutions and related products and services. Likewise, some of NCR's new solution offerings may replace or compete with the Company's current offerings.

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

Reliance on Third Parties

Due to NCR's focus on providing complex integrated solutions to customers, the Company frequently relies on third parties to provide significant elements of NCR's offerings, which must be integrated with those elements provided by the Company. NCR has from time to time formed alliances with third parties, such as Solectron, that have complementary products, services and skills. These business practices often require the Company to rely on the performance and capabilities of third parties which are beyond NCR's control. NCR's reliance on third parties, including Solectron, introduces a number of risks to NCR's business, including the risk of non-performance by alliance partners or other third parties, difficulties with integrating elements provided by NCR with those of third parties, and delays in the introduction of new NCR solutions. Further, the failure of any of these third parties to provide products or services that conform to NCR's specifications or quality standards could impair the Company's ability to offer solutions that include such third party elements or may impair the quality of such solutions.

A number of NCR's solutions rely on specific suppliers for microprocessors and operating systems. The Company also uses many standard parts and components. NCR believes there are a number of competent vendors for most parts and components. However, there are a number of important components, microprocessors, and operating systems that are developed by and purchased from single sources due to price, quality, technology, or other considerations. In some cases, these items are available only from single sources. For example, NCR's computer systems are based on microprocessors and related peripheral chip technology designed by Intel Corporation. NCR incorporates UNIX (R) and Microsoft Windows NT(R) operating systems into certain of its solutions and may utilize Oracle Corporation's and Informix Corporation's commercial databases for NCR's High Availability Electronic Commerce solution portfolio. Accordingly, NCR's results of operations are dependent upon the Company's ability to secure alternative providers for such parts, components, microprocessors, and operating systems and upon the ability of such technologies to remain competitive.

Key Personnel

NCR's success is also dependent on, among other things, its ability to attract and retain the highly-skilled technical, sales, and other personnel necessary to enable the Company to successfully develop and sell new and existing solutions and related products and services.

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

International Operations

In the first half of 1998, NCR's international operations represented approximately 56% of the Company's consolidated revenue. Specifically, Japan, the United Kingdom, Germany, and France represented approximately 11%, 6%, 5%, and 4% of consolidated revenue, respectively. Although the diversity of NCR's operations may help to mitigate certain of the risks associated with geographic concentrations of operations (for example, adverse changes in foreign currency exchange rates and business disruptions due to natural disasters and economic or political uncertainties), there are numerous other risks inherent in operating abroad. Such operations may be significantly impacted by a variety of factors, many of which cannot be readily foreseen and over which NCR has no control. In addition, a significant change in the value of the dollar or other functional currencies against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may significantly impact future operating results. NCR enters into foreign currency contracts in an attempt to mitigate the impact of changes in currency exchange rates, generally over the short- or medium-term.

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

Year 2000

Year 2000 compliance issues concern the inability of certain computerized information systems to properly process date-sensitive information as the year 2000 approaches. Systems that do not process such information may require modification or replacement prior to the year 2000. Year 2000 issues impact NCR and substantially all companies in the industries in which NCR operates. NCR has developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks include, among other things, the possible failure or malfunction of NCR's internal information systems, problems with the products and services NCR has provided to its customers, the potential for increased warranty, contract and other claims, and possible problems arising from the failure of the Company's suppliers' systems. No litigation has been initiated against NCR in connection with Year 2000 issues, although suits have been brought against other manufacturers of computers and retail equipment, and such claims may be advanced against NCR in the future.

NCR's Year 2000 plans involve replacing or upgrading affected internal information systems, developing Year 2000 qualified products, designating those products that will not be rendered Year 2000 qualified and, in some circumstances, making Year 2000 upgrades available for products. Pursuant to these plans, the Company has completed its analysis of the Year 2000 issues associated with critical internal information systems and the products it offers. The majority of the products NCR presently develops and provides to customers are Year 2000 qualified. The Company expects that the remainder of the products it presently develops and provides to customers will be Year 2000 qualified by or about the end of 1998. However, certain products that NCR does not intend to qualify for Year 2000 may continue to be requested by customers. NCR will evaluate such requests and may, under certain circumstances, provide these products to customers. NCR also expects to complete the modification of its critical internal information systems by or about the end of 1998. Worldwide implementation of these Year 2000 system changes is anticipated to be completed by the end of 1999. The Company has also completed its analysis of non-critical internal information systems and has developed plans to address the associated Year 2000 issues, where appropriate.

In addressing the Year 2000 issues associated with its internal information systems, management believes it is most efficient to incorporate Year 2000 changes with other anticipated non-Year 2000 system changes, when possible. Accordingly, NCR does not separately identify the cost incurred to resolve Year 2000 issues from the costs of other non-Year 2000 system changes, as many of these changes are being implemented concurrently. NCR estimates the combined cost of such Year 2000 and non-Year 2000 internal information system changes to be approximately $135 million. These costs consist primarily of compensation for NCR's information technology employees and contractors, and related hardware and software costs. Approximately $17 million of the Year 2000 and other non-Year 2000 system upgrade and replacement costs were incurred in 1997. During 1998 and 1999, the Company expects to incur system replacement and upgrade costs, including Year 2000, of approximately $65 million and $35 million, respectively. NCR intends to capitalize or expense these costs as required by generally accepted accounting principles. In addition, the Company expects to fund these costs through operating cash flows and, because they will be funded through a reallocation of NCR's overall information technology and administrative spending, such costs are not expected to result in significant increases in information technology expenditures.

In addition, NCR is evaluating the potential impact of Year 2000 on the products and services provided by its suppliers and has established Year 2000 guidelines for its suppliers. NCR is conducting audits or reviews of its critical suppliers in accordance with these guidelines and plans to substantially complete such activity by the end of 1998. Failure by NCR's critical suppliers to address potential Year 2000 issues or adhere to these guidelines could adversely impact the Company's consolidated results of operations, financial condition, and cash flows.

NCR continues to evaluate the estimated costs associated with Year 2000 issues; however, the impact of Year 2000 on the Company is not fully determinable. Furthermore, there can be no assurances that there will not be delays in implementing the plans described above or increased costs associated with Year 2000 issues or that such delays or costs will not have a material impact on NCR's consolidated results of operations, financial condition, and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NCR is exposed to market risk, including changes in foreign currency exchange rates and interest rates. NCR uses a variety of measures to monitor and manage these risks, including derivative financial instruments. Qualitative disclosures about these risks and derivative instruments are discussed more fully in NCR's Annual Report to Stockholders for the year ended December 31, 1997.

The table below summarizes information about instruments sensitive to currency exchange rates, primarily foreign currency forward contracts, options, and swaps at June 30, 1998 (in millions except for average contract rates). This table should be read in conjunction with the information presented in NCR's Annual Report to Stockholders for the year ended December 31, 1997.

                       U.S. Dollar Value of Net Foreign
                              Exchange Contracts

                               Net
                            Underlying             Average
                             Currency              Contract
                             Exposure                Rate
                            Associated             (Foreign
                           with Firmly             Currency
                            Committed    Notional   per US
                           Transactions   Value    Dollar)   Gain/(Loss)
                           ------------  --------  --------  -----------
Forward Contracts:

 British Pound                 267         585         .62        5
 Japanese Yen                  194         194      131.81        7
 Canadian Dollar                16          68        1.42       (3)
 Cross-dollar, non-U.S.        332         351         N/A      (30)
 Other                         194         195         N/A       (2)

Options:

 British Pound                   -          82         .62        -
 French Franc                   23          37        5.94       (1)
 Other                           -          37         N/A        -

Swaps:

 Cross-dollar, non-U.S.        171         171         N/A      (25)

In the second quarter of 1998, NCR revised its foreign currency hedging program to increase the use of option contracts to hedge forecasted transactions. Accordingly, the table above reflects the resulting increase in option contracts held as compared with the information contained in NCR's 1997 Annual Report to Stockholders. There have been no significant changes in the carrying value, fair value, maturity schedule, or other information related to NCR's outstanding borrowings at June 30, 1998, as compared with that reported in its Annual Report to Stockholders for the year ended December 31, 1997.

                          Part II.  Other Information

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Purchase and Manufacturing Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

              27    Financial Data Schedule


         (b)  Reports on Form 8-K

              (1) On June 2, 1998, NCR filed a Current Report on Form 8-K with respect to its news release on the announcement that BEA Systems, Inc. will acquire NCR Corporation's TOP END Enterprise Middleware product family.

              (2) On July 16, 1998, NCR filed a Current Report on Form 8-K, including unaudited consolidated balance sheets as of June 30, 1998, and unaudited consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended June 30, 1998, with respect to its news release on the second quarter financial results of 1998.

UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OPEN Company Limited.
Windows NT is a registered trademark of Microsoft Corporation.
TOP END is a registered trademark of BEA Systems, Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NCR CORPORATION

Date: August 13, 1998               By: /s/ John L. Giering
                                    --------------------------------------
                                    John L. Giering, Senior Vice-President
                                    and Chief Financial Officer

                                 EXHIBIT INDEX
EXHIBIT
  NO.
  ---
  10.1 Purchase and Manufacturing Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

  27      Financial Data Schedule