Form 10-Q
period 1998-09-30
NCR CORP
filed 1998-11-13
CIK 70866

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


      Registrant's telephone number, including area code: (937) 445-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Number of shares of common stock, $.01 par value per share, outstanding as of October 30, 1998 was 98,068,127.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                    Description                             Page
                                    -----------                             ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Quarter and Nine Months Ended September 30, 1998 and 1997            3

          Condensed Consolidated Balance Sheets
          September 30, 1998 (Unaudited) and December 31, 1997                 4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1998 and 1997                        5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                              9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

                          PART II. Other Information

                                    Description                             Page
                                    -----------                             ----

Item 6.   Exhibits and Reports on Form 8-K                                    17

          Signature                                                           18

                         Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                  Quarter Ended       Nine Months Ended
                                                   September 30         September 30
                                                 ----------------     -----------------
                                                  1998      1997       1998       1997
                                                  ----      ----       ----       ----
Revenue
Sales                                            $  851    $  870     $2,371     $2,514
Services                                            704       693      2,067      2,083
                                                 ------    ------     ------     ------
Total Revenue                                     1,555     1,563      4,438      4,597
                                                 ------    ------     ------     ------

Operating Expenses
Cost of sales                                       561       601      1,585      1,725
Cost of services                                    533       513      1,566      1,565
Selling, general and administrative expenses        342       368      1,009      1,080
Research and development expenses                    86        97        256        280
                                                 ------    ------     ------     ------
Total Operating Expenses                          1,552     1,579      4,416      4,650
                                                 ------    ------     ------     ------

Income (Loss) from Operations                        33       (16)        22        (53)

Interest expense                                      2         4          9         10
Other (income) expense, net                         (11)      (13)       (66)       (43)
Non-recurring gain from asset disposition             -         -        (55)         -
                                                 ------    ------     ------     ------

Income (Loss) Before Income Taxes                    42        (7)       134        (20)

Income tax expense                                   17         2         61          9
                                                 ------    ------     ------     ------

Net Income (Loss)                                $   25    $   (9)    $   73     $  (29)
                                                 ======    ======     ======     ======

Net Income (Loss) per Common Share
    Basic                                        $  .25    $ (.09)    $  .72     $ (.28)
    Diluted                                      $  .25    $ (.09)    $  .71     $ (.28)

Weighted Average Common Shares Outstanding
    Basic                                          99.9     102.5      101.9      102.0
    Diluted                                       100.7     102.5      102.9      102.0

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                           September 30   December 31
                                                               1998          1997
                                                           ------------   -----------
                                                           (Unaudited)
Assets
Current assets
  Cash and short-term investments                                $  536        $1,129
  Accounts receivable, net                                        1,485         1,471
  Inventories                                                       458           489
  Other current assets                                              168           182
                                                                 ------        ------
Total Current Assets                                              2,647         3,271

Reworkable service parts, net                                       224           248
Property, plant and equipment, net                                  865           858
Other assets                                                      1,089           916
                                                                 ------        ------
Total Assets                                                     $4,825        $5,293
                                                                 ======        ======

Liabilities and Shareholders' Equity
Current liabilities
  Short-term borrowings                                          $   75        $   59
  Accounts payable                                                  293           378
  Payroll and benefits liabilities                                  326           343
  Customers' deposits and deferred service revenue                  401           348
  Other current liabilities                                         757           836
                                                                 ------        ------
Total Current Liabilities                                         1,852         1,964

Long-term debt                                                       33            35
Pension and indemnity liabilities                                   362           342
Postretirement and postemployment benefits liabilities              737           813
Other liabilities                                                   530           522
Minority interests                                                   44           264
                                                                 ------        ------
Total Liabilities                                                 3,558         3,940
                                                                 ------        ------

Commitments and contingencies

Shareholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
 authorized, no shares issued or outstanding                          -             -
Common stock: par value $.01 per share, 500.0 shares
 authorized; 104.3 and 103.2 shares issued at
 September 30, 1998 and December 31, 1997,
 respectively; 98.0 and 103.2 shares outstanding at
 September 30, 1998 and December 31, 1997, respectively               1             1
Retained earnings and paid-in capital                             1,365         1,445
Other                                                               (99)          (93)
                                                                 ------        ------
Total Shareholders' Equity                                        1,267         1,353
                                                                 ------        ------
Total Liabilities and Shareholders' Equity                       $4,825        $5,293
                                                                 ======        ======

See accompanying notes.

                                NCR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                     Nine Months
                                                                 Ended September 30
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Operating Activities
Net income (loss)                                                $  73      $  (29)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    274         278
  Net gain on sale of assets                                       (55)          -
Changes in operating assets and liabilities:
  Receivables                                                       (6)         94
  Inventories                                                      (56)       (101)
  Other operating assets and liabilities                          (357)       (218)
                                                                 -----      ------
Net Cash Provided by (Used in) Operating Activities               (127)         24
                                                                 -----      ------

Investing Activities
Short-term investments, net                                        150        (214)
Expenditures for service parts                                    (101)        (90)
Expenditures for property, plant and equipment                    (142)       (125)
Acquisition of minority interest in subsidiary                    (271)          -
Proceeds from sale of facilities and other assets                  172           -
Other investing activities                                          26           9
                                                                 -----      ------
Net Cash Used in Investing Activities                             (166)       (420)
                                                                 -----      ------

Financing Activities
Purchases of Company common stock                                 (200)          -
Short-term borrowings, net                                          16          41
Repayments of long-term debt                                        (2)        (12)
Other financing activities                                          44          29
                                                                 -----      ------
Net Cash Provided by (Used in) Financing Activities               (142)         58
                                                                 -----      ------

Effect of exchange rate changes on cash and cash equivalents        (8)        (52)
                                                                 -----      ------

Decrease in Cash and Cash Equivalents                             (443)       (390)
Cash and Cash Equivalents at Beginning of Period                   886       1,163
                                                                 -----      ------

Cash and Cash Equivalents at End of Period                       $ 443      $  773
                                                                 =====      ======

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1997 Annual Report to Stockholders, Form 10-K for the year ended
December 31, 1997 and reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Certain prior years amounts have been reclassified to conform to the 1998 presentation.

2.  SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                                  Periods Ended September 30
                                                                 Three Months    Nine Months
                                                                --------------  --------------
                                                                1998    1997    1998    1997
                                                                -----  -------  -----  -------
Comprehensive Income
Net income (loss)                                               $  25  $  (9)   $  73   $  (29)
Other comprehensive income:
   Additional minimum pension liability                             -      -       15        -
   Equity translation adjustment                                   22    (74)     (18)     (39)
                                                                -----  -----    -----   ------
Total comprehensive income                                      $  47  $ (83)   $  70   $  (68)
                                                                =====  =====    =====   ======

                                                                September 30       December 31
                                                                    1998              1997
                                                                -----------        -----------
Cash and Short-Term Investments
Cash and cash equivalents                                          $ 443             $  886
Short-term investments                                                93                243
                                                                   -----             ------
Total cash and short-term investments                              $ 536             $1,129
                                                                   =====             ======

Inventories
Finished goods                                                     $ 376             $  353
Work in process and raw materials                                     82                136
                                                                   -----             ------
Total inventories                                                  $ 458             $  489
                                                                   =====             ======

3.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims, and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition, or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 1998 cannot presently be determined.

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

In February 1996, NCR received notice from the U.S. Department of the Interior, Fish & Wildlife Service (USF&WS) that USF&WS considers NCR a PRP under the FWPCA and CERCLA with respect to alleged natural resource restoration and damages to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting from liability arising out of NCR's former carbonless paper manufacturing operations at Appleton and Combined Locks, Wisconsin. USF&WS has also notified a number of other manufacturing companies of their status as PRPs under the FWPCA and CERCLA for natural resource restoration and damages in the Fox River System resulting from their ongoing or former paper manufacturing operations in the Fox River Valley. In addition, NCR has been identified, along with a number of other companies, by the Wisconsin Department of Natural Resources (State) with respect to alleged liability arising out of alleged past discharges that have contaminated sediments in the Fox River System. In December 1996, USF&WS, two Native American tribes, and other federal agencies (Federal Trustees) invited NCR, the other PRP companies, and the State to enter into settlement negotiations over these environmental claims. In January 1997, NCR and the other PRP companies reached agreement on an interim settlement with the State. The Federal Trustees are not parties to that agreement. In January 1997, the Federal Trustees notified NCR and the other PRPs of the Federal Trustees' intent to commence a natural resource damages lawsuit under CERCLA and the FWPCA within 60 days of the notice, unless a negotiated resolution of their claims could be reached. In July 1997, the State, the United States Environmental Protection Agency (USEPA), and the Federal Trustees entered into a Memorandum of Agreement
(MOA). The MOA states that it provides a framework under which the parties to that agreement can coordinate remedial and restoration studies and actions regarding the Fox River, including the assertion of claims against the PRPs, and that removal of the PCB-contaminated sediments is expected to be the principal, but not exclusive, action undertaken to achieve restoration of impaired natural resources. In June 1997, USEPA announced its intention to propose the Fox River for inclusion on the National Priorities List (NPL); shortly thereafter, the State of Wisconsin announced its opposition to such listing. (In July 1998, the USEPS formally proposed the Fox River for inclusion on the NPL.) In July 1997, the USEPA sent the PRPs a Special Notice Letter calling for formal negotiations on the preparation of a remedial investigation and feasibility study (RI/FS) on the Fox River; on July 15, 1997, the PRPs agreed to enter into such negotiations. In December 1997, USEPA denied the PRPs' good faith proposal to perform the official cleanup studies, took control of the cleanup study process, and is working on the studies in conjunction with the State. According to USEPA's and the State's schedule, the key studies may be done in approximately six months. Based on past experience, it would be unusual to perform adequately such studies within this time frame. Thus far, the PRPs and the Federal Trustees have agreed to postpone litigation while negotiations over the cleanup studies have been taking place. However, the tolling and standstill agreements between the Federal Trustees and NCR and the other identified PRPs have expired. USEPA's recent decision to take control over the cleanup studies appears to minimize the PRP's ability to settle at this time and it is possible that litigation by the Federal Trustees could be commenced at any time. An estimate of NCR's ultimate share, if any, of such cleanup costs or natural resource restoration and damages liability cannot be made with certainty at this time due to (i) the unknown magnitude, scope, and source of any alleged contamination,
(ii) the absence of selected remedial objectives and methods, and (iii) the uncertainty of the amount and scope of any alleged natural resource restoration and damages. NCR believes that there are additional PRPs who may be liable for such natural resource damages and remediation costs. Further, in 1978, NCR sold the business to which the claims apply. In this connection, NCR commenced litigation against the buyer and its former parent alleging that they are responsible for the above-described claims. The parties have reached an interim partial settlement and arbitration agreement under which the parties are presently, and for the foreseeable future will be, sharing both defense and liability costs.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation, and restoration for the applicable sites, which may be ten to twenty years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Legal Proceedings

In NCR's report on Form 10-Q for the quarter ended March 31, 1998, NCR reported that there were approximately 70 product liability cases pending against NCR alleging that its products caused so-called "repetitive strain injuries" or "musculoskeletal disorders," such as carpal tunnel syndrome (the "RSI Cases"). The RSI Cases are now nearly concluded. The vast majority of these cases either have been dismissed voluntarily by the plaintiffs or are the subject of an agreement, which NCR expects to be concluded in the near future, that resolves the underlying claims. That agreement, and NCR's obligations thereunder, will not have a material impact on NCR's consolidated results of operations, financial condition or cash flows. A small number of RSI Cases remains pending in the courts, but resolution of them, whether by trial or by agreement, is not expected to have a material impact on NCR's consolidated results of operations, financial condition or cash flows.

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida. The complaint seeks, among other things, damages from the defendants in the aggregate amount of $200 million, trebled, plus attorneys' fees, based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices. The portions of the complaint pertinent to NCR, among other things, assert a purported agreement between Siemens-Nixdorf entities (Siemens) and NCR regarding the servicing of certain "ultra-high speed printers" manufactured by Siemens and the agreement's impact upon independent service organizations, brokers, and end-users of such printers. The case is still in the discovery stage on class certification issues. The amount of any liabilities or other costs, if any, that may be incurred in connection with this matter cannot currently be determined.

A former NCR employee (who currently has a separate federal court employment action pending against NCR to contest her termination) and her husband filed suit against NCR under the False Claims Act, which permits private individuals to bring suit on behalf of the federal government to enforce the Act and to share in any recovery. The litigation involves allegations of improper billing under a contract with the U.S. Department of Transportation. The complaint does not specify the total amount of money being sought. NCR has no evidence, or reason to believe, that such false billing occurred and is vigorously contesting the allegations. The government, which is obligated to investigate the allegations and determine whether to assume prosecution, has declined to intervene in the lawsuit. In late September, NCR's motion to dismiss the complaint in the False Claims Act case was granted, and in October the parties agreed to settle the wrongful termination matter out of court for an undisclosed and non-material amount.

4.  STOCK REPURCHASE PROGRAM

On April 16, 1998, NCR's Board of Directors approved a share repurchase program authorizing the repurchase of shares valued up to $200 million. In the third quarter of 1998, the Company completed its stock buyback program and, as of September 30, has purchased a total of 6.3 million shares at a cost of $200 million.

5.  EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings (loss) per share is similar to basic, except that the weighted average number of shares outstanding include the additional dilution from potential common stock such as stock options and restricted stock
awards.   For the quarter and nine months ended September 30, 1997 such potential common stock was not considered in the calculation of earnings (loss) per share as their effects would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table displays selected components of NCR's consolidated statements of operations, expressed as a percentage of revenue.

                                                    Three Months          Nine Months
                                                 Ended September 30    Ended September 30
                                                 ------------------    ------------------
                                                 1998         1997      1998        1997
                                                 ----         ----      ----        ----
Revenue:
  Sales                                          54.7%         55.7%     53.4%       54.7%
  Services                                       45.3          44.3      46.6        45.3
                                                -----         -----     -----       -----
  Total                                         100.0%        100.0%    100.0%      100.0%
                                                =====         =====     =====       =====

Gross Margin:
  Sales                                          34.1%         30.9%     33.2%       31.4%
  Services                                       24.3          26.0      24.2        24.9
                                                -----         -----     -----       -----
  Total                                          29.6          28.7      29.0        28.4

Selling, general and administrative expenses     22.0          23.5      22.7        23.5
Research and development expenses                 5.5           6.2       5.8         6.1
                                                -----         -----     -----       -----
Income (loss) from operations                     2.1%        (1.0)%      0.5%      (1.2)%
                                                =====         =====     =====       =====

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Results of Operations

Revenue: Revenue for the three months ended September 30, 1998 was $1,555 million, a decrease of 1% from the third quarter of 1997. When adjusted for the impact of changes in foreign currency exchange rates, revenue was up 2% compared with the third quarter of 1997.

Sales revenue decreased 2% to $851 million in the third quarter of 1998 compared to the third quarter of 1997. Revenue gains in the quarter in financial products of 13% and enterprise servers (computers and software used for data warehouses) of 4% were more than offset by planned revenue declines in other computer products of 18%. The other computer product group includes many products that NCR once sold in volume, but now sells largely as a solution component. Retail product revenues also declined somewhat in the quarter. Services revenue increased 2% to $704 million in the third quarter of 1998 compared to the third quarter of 1997, due to revenue gains in both customer support services and professional services.

Revenue in the third quarter of 1998 compared with the third quarter of 1997 increased 10% in the Americas, increased 2% in Europe/Middle East/Africa (EMEA), decreased 24% in Japan and decreased 30% in the Asia Pacific region, excluding Japan. The revenue declines experienced in Japan and the Asia Pacific region, excluding Japan, reflect the difficult economic conditions in those areas. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis was flat in EMEA, decreased 13% in Japan, and decreased 17% in the Asia Pacific region, excluding Japan. The Americas region comprised 55% of NCR's total revenue in the third quarter of 1998, EMEA region comprised 30%, Japan comprised 9% and the Asia Pacific region, excluding Japan, comprised 6%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.9 percentage points to 29.6% in the third quarter of 1998 from 28.7% in the third quarter of 1997. Sales gross margin increased 3.2 percentage points to 34.1% in the third quarter of 1998. This increase is attributable to favorable product mix, as sales of higher margin products used in data warehousing increased, while sales of lower margin products, such as other computer products, generally declined. Services gross margin decreased 1.7 percentage points to 24.3% in the third quarter of 1998 due primarily to declines in customer support and professional services margins.

Selling, general and administrative expenses decreased $26 million, or 7%, in the third quarter of 1998 from the third quarter of 1997. The decrease was mainly driven by reductions in general and administrative expenses due to NCR's continued focus on expense discipline and headcount reductions. As a percentage of revenue, selling, general and administrative expenses were 22.0% in the third quarter of 1998 and 23.5% in the third quarter of 1997. Research and development expenses decreased $11 million to $86 million in the third quarter of 1998. As a percentage of revenue, research and development expenses were 5.5% in the third quarter of 1998 versus 6.2% in the third quarter of 1997. The third quarter research and development expenses reflect stabilized spending levels for 1998; however, the allocation continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Gross margin and operating expenses reflect the favorable impact in the third quarter of 1998 of a $18 million pre-tax gain relating to the curtailment of postretirement health care benefits for certain employees. NCR expects that the curtailment of these benefits will also provide on-going favorable impacts to gross margin and operating expenses through reduced postretirement costs. Comparatively, in the third quarter of 1997, gross margin and operating expenses were favorably impacted by a $23 million decrease in pension expense resulting from the finalization of the valuation of NCR's December 31, 1996 domestic pension assets which were previously held as part of a master trust managed by AT&T Corp. (AT&T).

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $17 million in the third quarter of 1998 compared to $2 million in the third quarter of 1997. The third quarter 1998 tax provision compared to the same period in 1997, reflects the overall improvement in NCR's profitability, coupled with a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, primarily the United States.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Results of Operations

Revenue: Revenue for the nine months ended September 30, 1998 was $4,438 million, a decrease of 3% from the comparable period last year. When adjusted for the unfavorable impact in foreign currency exchange rates, revenue was flat in relation to 1997.

Sales revenue decreased 6% to $2,371 million in the first nine months of 1998 compared to the same period of 1997. Revenue gains in financial products of 6% and enterprise servers of 2% were more than offset by planned revenue declines in other computer products of 18%. The other computer product group includes many products that NCR once sold in volume, but now sells largely as a solution component. Retail product revenue also declined 6% in the first nine months of 1998. Services revenue decreased 1% to $2,067 million in the first nine months of 1998 compared to the same period of 1997, primarily due to declines in professional services revenue.

Revenue in the first nine months of 1998 compared with the first nine months of 1997 increased 3% in the Americas, increased 2% in EMEA, decreased 22% in Japan, and decreased 30% in the Asia Pacific region, excluding Japan. The revenue declines experienced in Japan and the Asia Pacific region, excluding Japan, reflect the difficult economic conditions in those areas. When adjusted for the unfavorable impact of foreign currency exchange rates, revenue on a local currency basis increased 3% in EMEA, decreased 13% in Japan, and decreased 14% in the Asia Pacific region, excluding Japan. The Americas region comprised 53% of NCR's total revenues in the first nine months of 1998, EMEA region comprised 31%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 6%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.6 percentage points to 29% in the first nine months of 1998 from 28.4% in the first nine months of 1997. Sales gross margins increased 1.8 percentage points to 33.2% in the first nine months of 1998. This increase is primarily due to the shift of revenues to sales of higher-margin financial products and enterprise servers, coupled with a decrease in sales of lower-margin other computer products. Services gross margins were down 0.7 percentage points to 24.2% in the first nine months of 1998 primarily due to declines in professional services margins. This decrease is mainly attributed to NCR's fixed cost structure which was designed to support higher professional services revenue levels than were realized in the first nine months of 1998.

Selling, general and administrative expenses decreased $71 million, or 7%, in the first nine months of 1998. The decrease was primarily the result of NCR's continued focus on expense discipline, headcount reductions and the favorable impact on expenses of foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses were 22.7% in the first nine months of 1998 and 23.5% in the same period of 1997. Research and development expenses decreased $24 million to $256 million in the first nine months of 1998. As a percentage of revenue, research and development expenses were 5.8% in the first nine months of 1998 and 6.1% in the first nine months of 1997. The 1998 research and development expenses reflect stabilized spending levels; however, the allocation continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Other Income: Other income, net of expenses, was $121 million in the first nine months of 1998 compared to $43 million in the first nine months of 1997. The increase over 1997 primarily reflects the $55 million pre-tax gain on the sale of NCR's TOP END(R) middleware software to BEA Systems, Inc. (BEA).

Provision for Income Taxes: The provision for income taxes was $61 million in the first nine months of 1998 compared to $9 million in the first nine months of 1997. The 1998 tax provision compared to the same period in 1997, reflects the overall improvement in NCR's profitability, coupled with a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, primarily the United States.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

NCR's cash and short-term investments totaled $536 million at September 30, 1998 compared to $1,129 million at December 31, 1997. This reduction was primarily due to the Company's acquisition of an additional 27% ownership interest in its Japanese subsidiary at a cost of $271 million and its $200 million stock repurchase program.

Operating Activities: Net cash flows used in operating activities were $127 million in the first nine months of 1998 compared to $24 million provided by operating activities in the first nine months of 1997. The use of cash in operations in 1998 reflects a decline in other operating assets and liabilities primarily due to amounts paid for severance benefits and the acquisition of certain long-term assets. In addition, the 1998 operating activities also included the $55 million gain on the sale of TOP END to BEA. In the second quarter of 1997, net cash flows provided by operations included the receipt of approximately $90 million from AT&T in accordance with certain tax allocation agreements entered into at the time NCR was spun-off from AT&T. No similar payments were included in the 1998 cash flows.

Investing Activities: Net cash flows used in investing activities were $166 million in the first nine months of 1998 and $420 million in the same period of 1997. In 1998, NCR purchased the minority interest in its Japanese subsidiary for $271 million. This use of cash was partially offset by proceeds from the sale of NCR's TOP END middleware technology to BEA and the sale of NCR's retail and computer systems manufacturing operations to Solectron Corporation (Solectron). Capital expenditures were $243 million for the first nine months of 1998 and $215 million for the comparable period in 1997. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in research and development, and expenditures for facilities to support sales and marketing activities. Short-term investment activity provided $150 million of cash in the first nine months of 1998 compared to a $214 million use of cash in the comparable period in 1997, when NCR was beginning to implement its overall cash management strategy after being spun-off from AT&T.

Financing Activities: Net cash flows used in financing activities were $142 million in the first nine months of 1998 compared to $58 million provided by financing activities in the same period of 1997. In April 1998, NCR implemented a share repurchase program which resulted in the use of $200 million of cash in 1998.

NCR believes that cash flows from operations, its credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis and other sections of this Form 10-Q contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. Any Annual Report to Stockholders, Form 10-K, Form 8-K, and other written or oral statements made by the Company or its representatives may also contain such forward-looking statements. These statements are not guarantees of future performance. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of various factors, including, without limitation, those listed below. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Competition and New Solutions Introductions

NCR operates in the very competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation more difficult. NCR's future operating results depend upon its ability to rapidly design, develop, and market, or otherwise obtain and introduce new solutions and related products and services that are competitive in the marketplace. The Company must commit significant resources in advance of bringing its business solutions to market. There are numerous risks and uncertainties inherent in this complex process, including proper identification of customer needs, technological changes, timely and cost-effective development and introduction, differentiation from NCR's competitors, timely recognition of and expansion into new and emerging markets, and market acceptance. In addition, new offerings may replace or compete with the Company's current offerings. Likewise, the timing of new product and services introductions by competitors could impact the future operating results of NCR, particularly when these introductions coincide or precede the introduction of NCR's own new solutions and related products and services. Competition in the information technology industry has also increased pressure on gross margins and may cause NCR's future operating results to vary, subject to the Company's ability to manage margin pressure by maintaining a favorable mix of solutions, products and services revenues. NCR also faces significant competition to attract and retain highly skilled technical, sales and other personnel.

Reliance on Third Parties

Due to NCR's focus on providing complex integrated solutions to customers, the Company frequently relies on third parties to provide significant elements of NCR's offerings, which must be integrated with those elements provided by the Company. NCR has from time to time formed alliances with third parties, such as Solectron, that have complementary products, services, and skills. These business practices often require the Company to rely on the performance and capabilities of third parties which are beyond NCR's control. This introduces certain risks such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into NCR's solutions. Further, the failure of third parties to provide products or services that conform to NCR's specifications or quality standards could impair the Company's ability to offer, on a timely basis, solutions that include such third party elements or the quality of such solutions.

A number of NCR's solutions rely on specific suppliers for microprocessors and operating systems. The Company also uses many standard parts and components. NCR believes there are a number of competent vendors for most parts and components. However, there are a number of important components, microprocessors, and operating systems that are developed by and purchased from single sources due to price, quality, technology, or other considerations. In some cases, these items are available only from single sources. For example, NCR's computer systems are based on microprocessors and related peripheral chip technology designed by Intel Corporation. Certain parts and components used in the manufacture of NCR's ATMs are also supplied by single sources. Further, NCR incorporates UNIX(R) and Microsoft Windows NT(R) operating systems into certain of its solutions. Accordingly, NCR's results of operations depend upon the Company's ability to continue to acquire a supply of key parts, components, microprocessors, and operating systems which continue to be technologically competitive.

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

International Operations

In the first nine months of 1998, NCR's international operations represented approximately 52% of the Company's consolidated revenue. Specifically, Japan, the United Kingdom, Germany, and France represented approximately 9%, 6%, 5%, and 4% of consolidated revenue, respectively. Although the diversity of NCR's operations may help to mitigate some risks associated with geographic concentrations of operations (for example, adverse changes in foreign currency exchange rates and business disruptions due to natural disasters and economic or political uncertainties), there are numerous other risks inherent in operating abroad, many of which cannot be readily foreseen and over which NCR has no control. In addition, a significant change in the value of the dollar or other functional currencies against the currency of one or more countries where NCR recognizes revenues or earnings or maintains net asset investments may significantly impact future operating results.

Euro Changeover

On January 1, 1999, several European countries (Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain, hereafter referred to as the "participating countries") will establish fixed conversion rates between their existing currencies. As of that date, the "Euro" will trade on currency exchanges and the legacy currencies of the participating countries will remain legal tender for a transition period between January 1, 1999 and January 1, 2002.

The Euro changeover may affect the cross-border competition experienced by NCR by removing cross-border pricing and market barriers created by varying currencies among the participating countries. In addition, certain NCR offerings will need to accommodate the changeover to the Euro currency. Accordingly, NCR is assessing its price/market strategies and the Euro changeover-readiness of such products for the participating countries. Certain of NCR's information technology systems will also need to accommodate the Euro changeover. Such systems may require modifications or alternate processing plans. The Company expects that testing of any system modifications will be completed by the end of 1998 or that alternate processing plans will be in place by such time as necessary. NCR is unable to fully determine the impact of the Euro changeover on its results of operations, financial condition or cash flows, at this time. However, the Company will continue to assess the impact of Euro changeover issues as the applicable accounting, tax, legal, and regulatory guidance evolves.

Income Taxes

NCR's tax rate depends upon the geographical composition of taxable earnings and NCR's ability to realize the benefits from tax losses in certain tax jurisdictions. To the extent that NCR is unable to reflect tax benefits from net operating losses and tax credits, NCR's overall effective tax rate could increase.

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

Year 2000

Year 2000 issues concern the inability of certain computerized information systems to properly process date-sensitive information as the year 2000 approaches. Systems that do not process such information may require modification or replacement prior to the year 2000. NCR accords a significant priority to Year 2000 issues, and in early 1996 established a task force to coordinate its global efforts to develop and implement its plans to address such issues.

NCR's Year 2000 plans include, without limitation: (1) replacing or upgrading affected information technology (IT) systems and non-IT systems (those which include embedded microprocessors such as security systems or factory production equipment), (2) developing Year 2000 Qualified products, (3) designating products that will not be rendered Year 2000 Qualified, (4) making Year 2000 upgrades available for certain products, and (5) identifying options for customers to migrate from non-Qualified products to Year 2000 Qualified products. "Year 2000 Qualification" means that a particular NCR product has been reviewed to confirm that it stores, processes (including sorting and performing mathematical operations), inputs, and outputs data containing date information correctly, regardless of whether the data contains dates before, on, or after January 1, 2000. NCR products that do not perform date manipulation, and that do not alter any date information that flows through them, are also considered Year 2000 Qualified. This definition is further amplified by 45 specific operating conditions and date processing requirements that must be satisfied for a product to be Qualified. Further information regarding the Year 2000 status of NCR's products can be found on its Internet site (www.ncr.com/year2000), which is updated on a periodic basis.

State of Readiness: In assessing the Year 2000 readiness of its products, IT systems and non-IT systems, the Company employs a process consisting of five phases: (1) inventory (identifying affected systems and products); (2) assessment (determining where failures may occur, and prioritizing solutions, workarounds and plans to repair or replace); (3) remediation (analyzing and renovating); (4) testing; and (5) deployment (including making Year 2000 Qualified products available to customers and, for the Company's internal systems, replacing or modifying designated IT and non-IT systems).

The Company has completed inventory, assessment, remediation, and testing of almost all of the products it presently develops and provides to customers. Nearly all such products are now available to customers. The Company expects the remaining products to be available to customers by the end of 1998. Installation of Year 2000 Qualified products at customer sites is largely dependent upon the customers' schedules, which may be delayed for various reasons such as a delay in final release of NCR's products, loss of personnel for installations, or failure by such customers to implement effective Year 2000 plans. NCR expects that installation at customer sites will take place throughout 1999. There are certain products, primarily developed prior to 1995, which NCR does not intend to render Year 2000 Qualified that may continue to be requested by customers. NCR will evaluate such requests and may, under certain circumstances, including customer acknowledgment of a product's Year 2000 status, provide these products to customers.

The Company previously offered highly specialized products specifically targeted for niche markets, often unique to a single country ("local products"). The Company has nearly completed its assessment of these local products, typically sold prior to 1995 under the Company's previous business model, and has determined that the majority of them are not Year 2000 Qualified.

This assessment should be completed in the first quarter of 1999. Where practical, NCR is communicating with purchasers of these products and is offering to assist them in identifying replacement NCR products, if available.

The Company has completed its inventory and assessment of the Year 2000 issues associated with its critical IT systems (e.g., manufacturing, financial management, incident management, payroll and statutory, and order processing systems). Remediation and testing of approximately 90% of such identified systems are complete, with the remainder expected to be completed by the second quarter of 1999. Deployment is now complete for approximately 50% of these critical IT systems, with approximately 70% expected to be completed through the fourth quarter of 1998, and the remainder to be completed over the first three quarters of 1999. The Company has also completed its analysis of non-critical internal information systems and has developed plans to address the Year 2000 issues associated with them, as appropriate. In addition, the Company has completed its inventory and has initiated its assessment of the Year 2000 issues associated with its non-IT systems, including telecommunication equipment, security systems, and embedded microprocessors at its significant manufacturing, distribution, and office facilities around the world. Assessments of critical non-IT systems are planned to be completed by the end of 1998, with any necessary remediation and testing completed in the first half of 1999. For its most critical facility functions, such as manufacturing and parts distribution, NCR is planning integrated site tests for execution in the first quarter of 1999.

NCR has requested information from substantially all of its suppliers concerning the status of their Year 2000 readiness to assess their ability to continue to deliver products and services to NCR. NCR's assessment is dependent upon its ability to obtain accurate and complete information from its suppliers. NCR is conducting reviews of its critical suppliers in accordance with its Year 2000 Qualification guidelines, and plans to substantially complete such activity by the end of 1998. In addition, NCR plans to test system interfaces with its critical suppliers as the Year 2000 approaches. However, there can be no assurances that NCR's critical suppliers will be able to effectively achieve Year 2000 readiness. Because of Solectron's particular significance to the Company's manufacturing operations, NCR will conduct multiple on-site reviews of Solectron's facilities to ascertain the status of their Year 2000 readiness. Any major Year 2000 failures by Solectron or other critical suppliers could materially and adversely impact the Company.

NCR believes that no single customer represents so significant a portion of the Company's revenues that failure on the part of such a customer to plan effectively for Year 2000 would materially impact NCR's consolidated results of operations, financial condition or cash flows. In addition, NCR believes that the diversity of its customer base minimizes the potential financial impact of such an event. However, if broad technology customer buying trends are reduced due to Year 2000 issues, NCR's revenues could be adversely affected.

Costs to Address Year 2000 Issues: Due to a number of factors, it is difficult to calculate the total cost of addressing the Company's Year 2000 issues with any precision. These factors include, without limitation, the large number of NCR employees and contractors devoting a portion of their efforts to Year 2000 issues, and the inability to separately identify Year 2000 costs due to the concurrent remediation of Year 2000 and non-Year 2000 issues associated with NCR's products, IT systems, and non-IT systems. The Company estimates the total cost to address its Year 2000 issues, including costs already incurred, to be approximately $205 million, almost half of which has already been or is expected to be incurred by year end 1998. Approximately $60 million of such costs have been incurred in fiscal 1998. NCR intends to capitalize or expense these costs as required by generally accepted accounting principles. In addition, the Company expects to fund these costs through operating cash flows. Because they will be funded through a reallocation of NCR's overall research and development, information technology and administrative spending, Year 2000 costs are not expected to result in significant increases in such expenditures. Although NCR believes its cost estimates are reasonable, there can be no assurance, for the reasons stated below, that the costs of implementing the Company's Year 2000 plans will not differ materially from its estimates.

Risks of Year 2000 Issues: Year 2000 problems can be difficult to identify or predict for a number of reasons. These reasons include, among others, the complexity of testing inter-connected products, operating environments, networks and applications, including those developed by third parties, and the difficulty of simulating and testing for all possible variables and outcomes associated with critical dates in 1999 and 2000. As a result of such difficulties and the risks described below, there can be no assurances that Year 2000 issues will not materially adversely impact NCR's consolidated results of operations, financial condition, or cash flows.

Despite the Company's substantive Year 2000 plans and efforts, the Company could face significant risks associated with its business-critical operations, including, without limitation, the possible malfunction of NCR's IT and non-IT systems and the potential impacts of Year 2000 difficulties experienced by third parties (e.g., suppliers, customers, utilities, and financial institutions). In particular, risks associated with non-U.S. third parties may be greater than those located domestically, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

In addition, despite the Company's Qualification and testing processes, NCR could face significant Year 2000 risks as a vendor of technology products and services. Such risks include, but are not limited to, the following uncertainties: NCR's products may contain undetected errors or defects associated with Year 2000 issues, NCR may be unable to notify affected customers of local or other products that are not Year 2000 Qualified, and installation schedules of Year 2000 Qualified products may be delayed. In addition, NCR has provided a range of services, including software code development, as contracted and specified by its customers. Typically, such services and products have been accepted by the customers and warranties for them have expired; however, there is some risk that customers will claim that NCR bears responsibility for Year 2000 issues involving their systems. The Company also has provided Year 2000 code remediation services to a small number of its customers. Some commentators have noted that the complexity of identifying and testing Year 2000 issues in connection with such services raises prospects of liability. NCR's contractual arrangements typically contain limited warranties and limitations on liability, but there can be no assurance that these limitations will be upheld in all instances. Any of these or other unforeseen Year 2000 risks, could increase service, warranty, and litigation costs. While no litigation has been initiated against NCR in connection with Year 2000 issues, suits have been brought against other IT vendors, and such claims may be advanced against NCR in the future.

As previously discussed, NCR has made certain estimates and judgments in evaluating the anticipated costs and risks of Year 2000 issues. These anticipated costs and risks are based on management's best estimates using information currently available and numerous assumptions of future events. There can be no assurances that these estimates will not change or that there will not be delays in implementing the Company's Year 2000 plans. In addition, the continued availability of personnel to address Year 2000 issues cannot be assured, which could result in increased costs or delays in implementing NCR's Year 2000 plans.

Contingency Plans: NCR believes it has developed effective Year 2000 plans for the critical areas of its business. However, the Company recognizes that it is not possible to identify and test all potential variables and outcomes relative to Year 2000 issues. Accordingly, the Company is developing business continuity and contingency plans for each of its critical processes and facilities. NCR business continuity plans will include the potential for Year 2000 failures of third parties. Such plans will be completed on a phased schedule, with the last of the plans targeted for completion by the end of the second quarter of 1999.

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

The table below summarizes information about instruments sensitive to currency exchange rates, primarily foreign currency forward contracts, options, and swaps at September 30, 1998. This table should be read in conjunction with the information presented in NCR's Annual Report to Stockholders for the year ended December 31, 1997.

                       U.S. Dollar Value of Net Foreign
                              Exchange Contracts
                 (in millions, except average contract rates)


                               Net
                            Underlying                 Average
                             Currency                 Contract
                             Exposure                   Rate
                            Associated                (Foreign
                           with Firmly                Currency
                            Committed     Notional     per US
                           Transactions     Value      Dollar)   Gain/(Loss)
                           ------------  -----------  ---------  -----------
Forward Contracts:

 British Pound                 $138         $384         0.62       $ (1)
 Japanese Yen                   195          195       133.92         (3)
 Canadian Dollar                 15           65         1.48         (2)
 German Mark                     58           62         1.76         (3)
 Spanish Peseta                  48           48       149.36         (2)
 Cross-dollar, non-U.S.          97          121          N/A          3
 Other                          104          104          N/A         (4)

Options:

 British Pound                    -          156          .62          1
 Japanese Yen                     -           32       136.49         (2)
 Canadian Dollar                  -           38         1.48         (1)
 Other                            8           29          N/A          -

Swaps:

 Cross-dollar, non-U.S.         180          180          N/A        (31)

In the second quarter of 1998, NCR revised its foreign currency hedging program to increase the use of option contracts to hedge forecasted transactions. Accordingly, the table above reflects the resulting increase in option contracts held compared with the information contained in NCR's 1997 Annual Report to Stockholders. There have been no significant changes in the carrying value, fair value, maturity schedule, or other information related to NCR's outstanding borrowings at September 30, 1998, compared with that reported in its Annual Report to Stockholders for the year ended December 31, 1997.

                          Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1  Letter Agreement dated July 1, 1998

               10.2  Letter Agreement dated August 5, 1998

               27    Financial Data Schedule


         (b)   Reports on Form 8-K

               (1) On August 21, 1998, NCR filed a Current Report on Form 8-K with respect to its news release on the announcement that David Bearman was appointed Senior Vice President and Chief Financial Officer effective September 1, 1998, to succeed John L. Giering who was retiring.

               (2) On October 15, 1998, NCR filed a Current Report on Form 8-K, including unaudited consolidated balance sheets as of September 30, 1998, and unaudited consolidated statements of operations, consolidated revenue summary, and condensed consolidated statements of cash flows for the quarter ended September 30, 1998, with respect to its news release on the third quarter financial results of 1998.


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


                                         NCR CORPORATION

Date: November 10, 1998                  By: /s/ David Bearman
                                         ------------------------------------

                                         David Bearman, Senior Vice-President
                                         and Chief Financial Officer

                           EXHIBIT INDEX

Exhibit
  No.                       Description
-------                     -----------

 10.1          Letter Agreement dated July 1, 1998.

 10.2          Letter Agreement dated August 5, 1998.

 27            Financial Data Schedule