Form 10-K
period 1998-12-31
NCR CORP
filed 1999-03-15
CIK 70866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER  31, 1998

                        Commission File Number 001-00395

                                NCR CORPORATION
             (Exact name of registrant as specified in its charter)

              Maryland                                    31-0387920
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

      1700 South Patterson Blvd.
            Dayton, Ohio                                    45479
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (937) 445-5000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share         New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1999 was approximately $4.1 billion. At February 26, 1999, there were 105,766,824 shares of common stock issued and 99,478,328 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  Portions of  the registrant's Annual Report to Stockholders for the year ended December 31, 1998 and the current report on Form 8-K filed with the SEC dated October 15, 1998.

Part III: Portions of the registrant's Proxy Statement dated March 4, 1999, issued in connection with the annual meeting of stockholders.

                                  TABLE OF CONTENTS

                                               PART I

Item                                         Description                                        Page
1.     Business ...............................................................................    1
2.     Properties .............................................................................    6
3.     Legal Proceedings ......................................................................    6
4.     Submission of Matters to a Vote of Security Holders ....................................    6
4.(a)  Executive Officers of the Registrant ...................................................    6


                                               PART II

                                             Description

5.     Market for the Registrant's Common Equity and Related Stockholder Matters ..............    8
6.     Selected Financial Data ................................................................    8
7.     Management's Discussion and Analysis of Results of Operations and Financial Condition ..    8
7.(a)  Quantitative and Qualitative Disclosures about Market Risk .............................    8
8.     Financial Statements and Supplementary Data ............................................    8
9.     Changes in Accountants .................................................................    8
9.(a)  Disagreements with Accountants on Accounting and Financial Disclosure ..................    8


                                              PART III

                                             Description

10.    Directors and Executive Officers of the Registrant .....................................    9
11.    Executive Compensation .................................................................    9
12.    Security Ownership of Certain Beneficial Owners and Management .........................    9
13.    Certain Relationships and Related Transactions .........................................    9


                                               PART IV

                                             Description

14.    Financial Statement Schedules, Reports on Form 8-K and Exhibits ........................   10


This Report contains trademarks, service marks, and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                    PART I

Item 1.  BUSINESS

General

     NCR Corporation and its subsidiaries (NCR or the Company) provide information technology hardware, software and consulting and support services. NCR combines these hardware, software and services components into solutions designed to solve complex business problems for its customers. NCR's solutions offer companies the opportunity to capture and transform data from transactions into information for building consumer relationships.

     Through its presence at customer interaction points, such as automated teller machines (ATMs) or point-of-sale workstations, NCR's solutions are designed to help businesses capture valuable consumer transaction data. They also offer businesses the opportunity to centralize detailed information in a data warehouse, analyze the complex relationships among all of the different data elements, and respond with programs designed to improve consumer acquisition, retention and profitability. NCR offers specific solutions for the retail and financial services industries and also provides solutions for the communications, transportation, insurance and utilities industries, consumer goods manufacturers and government entities. These solutions are complemented by NCR's business media products, such as paper rolls, ink ribbons and other business forms. Integrated within the solutions NCR provides its customers, the Company offers a complete range of services in support of critical transaction-based systems.

     NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. ("AT&T") on September 19, 1991. Effective December 31, 1996, AT&T distributed to its stockholders all of its interest in NCR (the "Distribution") on the basis of one share of NCR common stock for each 16 shares of AT&T common stock. The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR".

     Revenue by similar classes of products or services is reported on page 6 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

     Geographic information is reported in Note 9, "Segment Information and Concentrations" in the Notes to Consolidated Financial Statements on pages 28-30 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

     NCR operates in one industry, the information technology industry, and its business is structured along the four operating segments described below.

Retail Industry Solutions

     Products, Services and Solutions

     NCR offers customers in the retail industry hardware and software components combined with consulting and support services to create store-level and enterprise-wide solutions. These solutions are designed to improve service levels and operating efficiency. Products delivered to retail customers include traditional retail offerings such as point-of-sale terminals, barcode scanners, scanner-scales, electronic price labeling, applications software and other computer products typically found in merchandise checkout areas of supermarkets, department stores, specialty stores, convenience stores and quick-service restaurants. NCR provides the networking technology and services to link these products to computer servers on site and to link systems to enterprise-wide networks. Traditional retail products and NCR's networking offerings are typically provided to customers through NCR's Store Automation solutions portfolio. The Company also provides its retail customers in-store and decision level-support systems using NCR's scalable data warehousing technology, Teradata(R), and other enterprise server products (such as large servers with parallel processing capabilities, disk storage systems, database application software and other software tools). NCR offers consulting services to develop data warehouses and integrate them with a variety of consumer interaction points and application systems, including those offered through NCR's Store Automation solutions. NCR's Teradata technology for the retail industry is offered through its High Performance Merchandising and Marketing (HPM&M) solutions portfolio. These solutions are designed to enable retailers to use the valuable information gathered from consumer transactions to analyze and manage every outlet, every product and every consumer relationship, individually.

     Retail industry solutions also incorporate consulting and support services to help customers design, integrate, install and support in-store networks of scanners, point-of-sale terminals, network servers and enterprise-level decision-support and data warehousing systems. NCR incorporates third-party products and software as required to create individualized solutions for specific customer needs.

     Target Markets and Distribution Channels

     The major segments of the retail industry market served by NCR are general merchandise, food and drug and hospitality. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores; the food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores; and the hospitality segment includes lodging (hotel/motel), fast food/quick service and restaurants.

     NCR's offerings for the retail industry are marketed through a combination of direct and indirect channels. The majority of the networked and scalable data warehousing offerings sold by NCR into the retail industry are sold through the Company's direct sales force. In addition to being sold by NCR's direct sales force, NCR retail products, services and solutions are sold through alliances with value-added resellers, distributors and dealers worldwide. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities and marketing programs, to this sales channel. In recent years, over 70% of traditional retail product sales (primarily barcode scanners and point-of-sale terminals) were sold by the direct sales force; the remainder were sold through indirect channels.

     Competition

     NCR faces significant competition in the retail industry in all geographic areas where it operates. The bases of competition can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor's consulting and support services. NCR's competitors vary by solution, product, service offering and geographic area.

Financial Industry Solutions

     Products, Services and Solutions

     NCR provides a full line of solutions, products and services to the financial services industry with particular focus on retail banking. Specifically, the Company offers a complete range of self-service consumer interaction points (principally ATMs), including specialized ATMs for different markets, locations and the self-service branch market, associated software and services and self-service devices that dispense information and non-cash items (such as tickets and coupons). NCR incorporates biometrics technology in certain of its offerings to the financial services industry, including iris-scanning for customer identification and ATMs for the sight-impaired. These products, services and technologies are generally provided to customers through NCR's Self-Service solutions portfolio. The Company also provides its financial services customers a combination of NCR's Teradata scalable data warehousing technologies, other enterprise server products, consulting services, and applications and modeling tools developed specifically for the financial services industry. These offerings are part of NCR's Customer Management portfolio of solutions which are designed to enable financial services institutions to transform data about consumer behavior into information that can be used to change the way these customers interact with consumers.

     NCR also provides products and services related to bank branch automation, call centers, home banking, switching and account processing through its Channel Delivery solutions portfolio. These solutions are designed to help increase the efficiency and marketing capabilities of banks and other financial service providers. In addition, NCR offers customers in the financial services industry item-processing devices that read and sort checks and other paper items, image-processing devices that convert checks and other paper items into electronic images, outsourced management of item- and image-processing facilities, and products and services related to emerging methods of payment, particularly ''smart'' cards. These products and services are offered as components of NCR's Payment solutions which are designed to enable even the most cumbersome and paper-based form of transaction to be handled effectively in digital format.

     Financial industry solutions also incorporate consulting and support services to help customers design, integrate, install and support self-service devices and networks, item- and image-processing systems, branch automation and call-center software and equipment, network servers and data warehousing systems. NCR incorporates third-party products and software as required to create individualized solutions for specific customer needs.

     Target Markets and Distribution Channels

     NCR serves a number of segments in the financial services industry. These segments include retail banking, which covers both traditional and newer providers of consumer banking services and financial services, such as the insurance and card payment industries, as well as the non-traditional financial services segment, including companies that have diversified into the financial services area to complement their core businesses. NCR's financial services industry customers are located throughout the world in both established and emerging markets. These customers range from very large to very small financial service providers, reflecting, in NCR's view, its ability to develop solutions for the variety of companies that make up the world's financial services industry.

     NCR has historically distributed most of its financial solutions, products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. The Company expects to increase the level of business transacted through indirect channels and partners, where appropriate, in both current and emerging markets.

     Competition

     NCR faces significant competition in the financial services industry in all geographic areas where it operates. The bases of competition can vary, but typically include quality of the solutions or products, the industry knowledge of the vendor, the vendor's ability to provide and support a total, end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction and the quality of the vendor's support and consulting services. NCR's competitors vary by solution, product, service offering and geographic area.

National Accounts Solutions

     Products, Services and Solutions

     NCR's National Accounts Solutions Group provides solutions, products and services to generally large customers outside the retail and financial industries, including customers in the communications, transportation, insurance and utilities industries, consumer goods manufacturers and government entities. Such offerings include scalable data warehousing technologies, products and services focused on maintaining or improving system availability in transaction processing and electronic commerce, and consulting and support services. As part of its data warehousing technology offerings, the National Accounts Solutions Group provides the Customer Knowledge solutions portfolio which uses NCR's Teradata technology as the foundation to provide a high level of linear performance, scalability, availability and manageability of data for both repetitive and ad hoc (iterative) queries in a decision-support environment. This offering, coupled with other enterprise server products and consulting services, is designed to help companies profitably increase business by using data warehousing capabilities to gain insight to consumers' activities and choices, asset use, operations and financial results. In addition, the National Accounts Solutions Group offers the Customer Interaction solutions portfolio, which includes providing call center services, web interaction solutions and kiosks. NCR's Lifekeeper(R) software is also offered through the Customer Interaction solutions portfolio and is designed to maximize system availability by recognizing and recovering hardware components or application faults before a total system failure occurs. The offerings of the National Accounts Solutions Group integrate NCR's software, hardware and consulting and support services as well as other products from leading technology firms.

     The National Accounts Solutions also incorporate consulting and support services to help customers design, integrate, install and support data warehousing and customer interaction technologies and products to create individualized solutions for specific customer needs.

     Target Markets and Distribution Channels

     The National Accounts Solutions Group serves customers outside the retail and financial industries, including customers in the communications, transportation, insurance, utilities and healthcare industries, consumer goods manufacturers and government entities.

     NCR's National Accounts Solutions Group's offerings are marketed through a combination of direct and indirect channels. In recent years, approximately 90% of NCR's revenue from the National Accounts Solutions Group's offerings has been generated by the Company's direct sales force. The remaining revenues have historically been generated from the indirect channel and through alliances with value-added resellers, distributors and OEMs.

     Competition

     NCR faces significant competition in the industries served by the National Accounts Solutions Group in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, customer referrals, database sophistication, support and professional service capabilities, quality of the solutions or products, total cost of ownership, industry knowledge of the vendor and platform scalability. In addition, the movement toward common industry standards (such as Intel processors and UNIX(R) and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Hardware and operating system commoditization has extended beyond PCs into the server business. In the markets in which the National Accounts Solutions Group competes, customers require applications, database software, system software, hardware, professional services and systems integration skills. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions that include all of these customer requirements.

Systemedia Group

     Products, Services and Solutions

     Systemedia develops, produces and markets a complete line of business consumables to complement NCR's solutions for the retail, financial services and other industries. These products include paper rolls, paper products and imaging supplies for ink jet, laser, impact and thermal-transfer printers for the small office and home-office environment and forms for business operations and equipment. Systemedia also provides support specific to NCR's financial and retail industry solutions by working with banks and merchants to develop customer media programs for front- and back-office applications. Products developed for the financial services and retail industries include full-color customer printed receipt rolls, coupons, value documents, security papers, printer ribbons, encoding products, ink-jet cartridges, optical diskettes, journal paper, business forms and smart checks. In addition, Systemedia develops Automatic Identification solutions that bring together barcode labels, ribbons, software and printers to meet the product marketing and distribution requirements of manufacturers and retailers.

     Target Markets and Distribution Channels

     The major industry segments targeted by the Systemedia Group include general merchandise, food and drug, hospitality, financial and consumer goods manufacturing. The Systemedia Group has a direct sales force in nineteen countries focused on providing solutions to major accounts. In addition, Systemedia solutions are sold through office product resellers, value-added resellers and telemarketing.

     Competition

     Competition in the consumable and media solutions business is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management expertise and total cost of ownership. While price is always a factor, the Systemedia Group focuses on total cost of ownership for all of its products and services. Total cost of ownership takes into account not only the per unit cost of the media, but also service, usage and support costs over the life of the system.

Research and Development

     Research and development expenditures for NCR are reported on page 8 of NCR's 1998 Annual Report to Stockholders and are incorporated herein by reference.

Seasonality

     Seasonality information for NCR is reported on page 10 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Backlog

     NCR's operating results and the amount and timing of revenue are affected by numerous factors, including the volume, mix and timing of orders received during a period and conditions in the information technology industry and in the general economy. The Company believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer support services business, for which order information is not recorded. Accordingly, NCR believes that backlog information is not material to an understanding of its business.

Sources and Availability of Raw Materials

     Sources and availability of raw materials information for NCR is reported on page 10 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Patents and Trademarks

     NCR owns approximately 1,300 patents in the United States and 1,400 in foreign countries. The foreign patents are generally counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. In connection with the Distribution, NCR entered into an extensive cross-licensing agreement with AT&T and Lucent Technologies Inc. ("Lucent"), a former subsidiary of AT&T. While NCR's portfolio of patents and patent applications is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

     NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark "NCR" and many of its other trademarks and service marks to be valuable assets.

Employees

     At December 31, 1998, NCR had approximately 33,100 employees and contractors.

Environmental Matters

     Information regarding environmental matters is included in the material captioned "Environmental Matters" on pages 30-31 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 2. PROPERTIES

     At February 26, 1999, NCR operated approximately 34 research and development and manufacturing facilities which occupy in excess of 4.1 million square feet throughout the world. As of this same date, NCR also operated approximately 676 additional facilities which include warehouse, repair, office and other miscellaneous sites, occupying in excess of 11.8 million square feet throughout the world. Of the Research & Development and Manufacturing facilities, on a square footage basis, approximately 87% are owned and 13% are leased. Of the other sites, on a square footage basis, approximately 61% are owned and 39% are leased. NCR maintains facilities in 80 countries.

     NCR's business units are headquartered in: Dayton, Ohio (National Accounts Solutions Group and Systemedia Group); London, United Kingdom (Financial Solutions Group); and Atlanta, Georgia (Retail Solutions Group).

     NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3. LEGAL PROCEEDINGS

     The information required by this item is included in the material captioned "Legal Proceedings" on page 31 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 4. (a) EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of NCR (as of February 26, 1999) are as follows:

Name                     Age   Position and Offices Held
----                     ---   -------------------------
Lars Nyberg               47   Chairman of the Board, Chief Executive Officer and President
David Bearman             53   Senior Vice President and Chief Financial Officer
Wilbert J. M. Buiter      40   Senior Vice President, Human Resources
Robert A. Davis           48   Senior Vice President and Chief Quality Officer
William J. Eisenman       52   Senior Vice President, Worldwide Customer Services Group
Daniel J. Enneking        51   Senior Vice President, Systemedia Group
Tony Fano                 55   Senior Vice President, Retail Solutions Group
Jonathan S. Hoak          49   Senior Vice President and General Counsel
Mark V. Hurd              42   Senior Vice President, National Accounts Solutions Group
Per-Olof Loof             48   Senior Vice President, Financial Solutions Group
Hideaki Takahashi         50   Chairman, NCR Japan, Ltd., and Senior Vice President

     Lars Nyberg. Mr. Nyberg has been Chairman, Chief Executive Officer and President of NCR since June 1, 1995. Before joining NCR, from 1993 to 1995, Mr. Nyberg was Chairman and Chief Executive Officer of the Communications Division of Philips Electronics NV, an electronics and electrical products company ("Philips"). He also served as a member of the Philips Group Management Committee during that time. In 1992, Mr. Nyberg was appointed Managing Director, Philips Consumer Electronics Division. From 1990 to 1992, he was the Chairman and Chief Executive Officer of Philips Computer Division. Mr. Nyberg became a director of NCR in 1995.

     David Bearman. Mr. Bearman has been Senior Vice President and Chief Financial Officer of NCR since September 1, 1998. Before joining NCR, from 1989 to August 1998, Mr. Bearman was Executive Vice President and Chief Financial Officer of Cardinal Health, Inc., a pharmaceutical services provider.

     Wilbert J. M. Buiter. Mr. Buiter has been Senior Vice President, Human Resources, of NCR since August 1, 1998. Before joining NCR, from July 1997 to July 1998, Mr. Buiter was Senior Vice President, Human Resources, for Philips Consumer Communications, a joint venture formed by Lucent and Philips. From 1995 to July 1997, Mr. Buiter was Human Resources Director of Philips Consumer Communications, a division of Philips, and prior to that he was a Human Resources Executive within the Philips Product Division Communications Systems.

     Robert A. Davis. Mr. Davis became Senior Vice President and Chief Quality Officer for NCR in 1995. From 1994 to 1995, Mr. Davis was with Ideon Group, Inc., a provider of credit card registry services, as Senior Vice President and Chief Quality Officer. From 1990 to 1994, Mr. Davis was Vice President and Chief Quality Officer with AT&T Universal Card Services Corp.

     William J. Eisenman. Mr. Eisenman became Senior Vice President, Worldwide Customer Services Group, in November 1998. From 1995 to November 1998, Mr. Eisenman was Senior Vice President, National Accounts Solutions Group. In 1994, he was appointed Vice President, NCR Worldwide Services, Global Remote Services. From 1991 to 1994, he was Vice President, NCR Large Computer Products Division.

     Daniel J. Enneking. Mr. Enneking became Senior Vice President, Systemedia Group, in 1993. Mr. Enneking was appointed an officer by the Board of Directors of NCR in 1991, and from 1991 to 1993, Mr. Enneking held the position of Vice President, Finance & Administration, NCR U.S. Group.

     Tony Fano. Mr. Fano became Senior Vice President, Retail Solutions Group, in 1995. From 1994 to 1995, Mr. Fano was Senior Vice President, NCR Europe and Middle East/Africa, responsible for all NCR sales and service activity in that geographic region. From 1993 to 1994, he was Senior Vice President, Quality and Reengineering. From 1991 to 1993, he was Vice President, NCR Latin America/Middle East/Africa Group.

     Jonathan S. Hoak. Mr. Hoak became Senior Vice President and General Counsel for NCR in December 1993. He was a director of the Company from September 1996 until December 1996. From 1990 to 1993, Mr. Hoak was with AT&T Federal Systems as a General Attorney.

     Mark V. Hurd. Mr. Hurd became Senior Vice President, National Accounts Solutions Group, in November 1998. From 1995 to November 1998, Mr. Hurd was Vice President, Americas Sales and Worldwide Marketing. From 1994 to 1995, Mr. Hurd was Vice President, Americas Professional Services.

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

     Hideaki Takahashi. Mr. Takahashi is currently Chairman, NCR Japan, Ltd., and a Senior Vice President. He has announced his intention to leave the Company effective March 31, 1999, but will continue to serve as a Director and Advisor to the Chairman of NCR Japan beginning April 1. From October 1997 to December 1998, Mr. Takahashi was Senior Vice President, Worldwide Field Operations, responsible for developing global processes for the operational environment of NCR's sales and services activities. From January 1996 to October 1997, he was Senior Vice President, Asia/Pacific Region. In July 1994, Mr. Takahashi was appointed Vice President, Asia/Pacific Region. From 1992 to 1994, Mr. Takahashi was Vice President, Operations, Japan. In 1992, he became Director, NCR Japan, Ltd. From 1987 to 1992, he was General Manager of NCR's engineering and manufacturing facility in Oiso, Japan.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." There were approximately 1 million registered holders of record of NCR common stock as of December 31, 1998. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 1998 and 1997.

                     1998                                         1997
                High        Low                             High        Low
------------------------------------        ------------------------------------
1st Quarter     34 3/16     25 5/8          1st Quarter     39 7/8      32
2nd Quarter     38 3/8      30 3/4          2nd Quarter     35 3/8      28 1/4
3rd Quarter     36          23 1/2          3rd Quarter     37 5/16     27 7/16
4th Quarter     41 7/8      27 1/2          4th Quarter     38 1/4      25 15/16

     NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

Item 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1998, which appears on page 2 of NCR's 1998 Annual Report to Stockholders, is incorporated by reference in this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion of NCR's results of operations and financial condition is included on pages 3-14 of NCR's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. (a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are reported in the material captioned "Derivative Financial Instruments and Market Risk" on page 13 of NCR's 1998 Annual Report to Stockholders and are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of NCR, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 1999 and selected quarterly financial data appearing on pages 15-32 of NCR's 1998 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report.

Item 9.  CHANGES IN ACCOUNTANTS

     The information required by this Item is set forth in NCR's Current Report on Form 8-K/A dated March 19, 1997, which is incorporated herein in its entirety by reference.

Item 9. (a) DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of NCR is included on pages 5-6 of NCR's Proxy Statement, dated March 4, 1999, and is incorporated herein by reference.

     Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

Item 11.  EXECUTIVE COMPENSATION

     The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 23-30 of NCR's Proxy Statement, dated March 4, 1999, and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on page 8 of NCR's Proxy Statement, dated March 4, 1999, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" on pages 4-5 of NCR's Proxy Statement, dated March 4, 1999, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

Item 14.    FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

                                                                                                        Pages In
                                                                                                     Annual Report
                                                                                                    to Stockholders*
  (a) The following documents are filed as part of this report:
    (1) Financial Statements:
          Report of Independent Accountants.....................................................           15
          Consolidated Statements of Operations for the Years Ended
            December 31, 1998, 1997 and 1996....................................................           16
          Consolidated Balance Sheets for the Years Ended December 31, 1998 and
            1997................................................................................           17
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1998, 1997 and 1996....................................................           18
          Consolidated Statements of Changes in Stockholders' Equity for the Years
            Ended December 31, 1998, 1997 and 1996..............................................           19
          Consolidated Statements of Comprehensive Income for the Years Ended
            December 31, 1998, 1997 and 1996....................................................           19
          Notes to Consolidated Financial Statements ...........................................          20-32

    (2) Financial Statement Schedule:
          Report of Independent Accountants on Financial
            Statement Schedule
          For each of the three years in the period ended December 31, 1998:
          II - Valuation and Qualifying Accounts

* Incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders.

  (b) Reports on Form 8-K

        NCR filed a Current Report on Form 8-K dated October 15, 1998, including unaudited condensed consolidated balance sheets as of September 30, 1998, and unaudited condensed consolidated statements of operations, consolidated revenue summary and condensed consolidated statements of cash flows for the quarter ended September 30, 1998, with respect to its Information Release on its third quarter of 1998 financial results.

  (c) Exhibits:

        Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


Exhibit No.                                          Description
-----------                                          -----------
    3.1        Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation
               (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended
               December 31, 1996 (the "1996 NCR Annual Report")).

    3.2        Bylaws of NCR Corporation, as amended and restated on February 19, 1998 (incorporated by reference to Exhibit 3.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1997).

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


     10.20     Letter Agreement with Hideh Takahashi Regarding International Expatriate Assignment to
               Singapore, dated October 15, 1997 (Exhibit 10.20 to the NCR Corporation Annual Report on
               Form 10-K for the year ended December 31, 1997).

     10.21     NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997
               (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1998).

     10.22     NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997
               (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1998).

     10.23     NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the
               NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.24     Purchase and Manufacturing Agreement, effective April 27, 1998, by and between NCR
               Corporation and Solectron Corporation (Exhibit 10.1 to the NCR Corporation Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998).  Certain portions of this exhibit have been granted confidential treatment by the Securities & Exchange Commission.

     10.25     Letter Agreement dated July 1, 1998 (Exhibit 10.1 to the NCR Corporation Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998).

     10.26     Letter Agreement dated August 5, 1998 (Exhibit 10.2 to the NCR Corporation Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998).

     10.27     Letter Agreement dated December 17, 1998.

     13        Pages 1-32 of NCR's Annual Report to Stockholders.

     21        Subsidiaries of NCR Corporation.

     23.1      Consent of Independent Accountants.

     27        Financial Data Schedule.




     NCR will furnish, without charge, to a security holder upon written request a copy of the 1998 Annual Report to Stockholders and the 1999 Proxy Statement, portions of which are incorporated herein by reference thereto. NCR will furnish any other exhibit at cost. Document requests are available by writing to:

NCR - Investor Relations
1700 South Patterson Boulevard
Dayton, OH 45479
Phone:  937-445-5905
www.ncr.com/graphics/investor_info.htm

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of NCR Corporation

Our audits of the consolidated financial statements referred to in our report dated January 19, 1999, appearing on page 15 of the 1998 Annual Report to Stockholders of NCR Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PricewaterhouseCoopers LLP

Dayton, Ohio
January 19, 1999

                                  NCR Corporation

                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in millions)


Column A                                             Column B            Column C           Column D     Column E
--------                                            ----------   -----------------------   ----------   ----------
                                                                        Additions
                                                                 -----------------------
                                                    Balance at   Charged to   Charged to                 Balance
                                                    Beginning     Costs &       Other                    at End
Description                                         of Period     Expenses     Accounts    Deductions   of Period
-----------                                         ----------   ----------   ----------   ----------   ---------
Year Ended December 31, 1998
    Allowance for doubtful accounts .............      $ 36         $ 26        $   -         $ 15         $ 47
    Deferred tax asset valuation allowance ......       553            -            -           55          498
    Inventory valuation reserves ................       142           24            -           73           93
    Reserves related to business restructuring ..       165            -         (111)          54            -

Year Ended December 31, 1997
    Allowance for doubtful accounts .............      $ 54         $ 12        $   -         $ 30         $ 36
    Deferred tax asset valuation allowance ......       639            -            -           86          553
    Inventory valuation reserves ................       152           29            -           39          142
    Reserves related to business restructuring ..       247            -            -           82          165

Year Ended December 31, 1996
    Allowance for doubtful accounts .............      $ 68         $  -        $   -         $ 14         $ 54
    Deferred tax asset valuation allowance ......       472          167            -            -          639
    Inventory valuation reserves ................       330           23            -          201          152
    Reserves related to business restructuring ..       858            -            -          611          247

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NCR CORPORATION


Date: March 10, 1999                 By:
                                         /s/ Lars Nyberg
                                         --------------------------------
                                         Lars Nyberg, Chairman of the Board,
                                         Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title
---------                               -----


/s/ Lars Nyberg
------------------------------
Lars Nyberg                       Chairman of the Board and
                                  Chief Executive Officer and President

/s/ David Bearman
------------------------------
David Bearman                     Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

/s/ David R. Holmes
------------------------------
David R. Holmes                   Director

/s/ Linda Fayne Levinson
------------------------------
Linda Fayne Levinson              Director

/s/ James R. Long
------------------------------
James R. Long                     Director

/s/ Ronald A. Mitsch
------------------------------
Ronald A. Mitsch                  Director

/s/ C. K. Prahalad
------------------------------
C.K. Prahalad                     Director

/s/ James O. Robbins
------------------------------
James O. Robbins                  Director

/s/ William S. Stavropoulos
------------------------------
William S. Stavropoulos           Director


Date: March 10, 1999