Form 10-Q
period 1999-03-31
NCR CORP
filed 1999-05-12
CIK 70866

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

                 For the quarterly period ended March 31, 1999

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


Number of shares of common stock, $.01 par value per share, outstanding as of April 30, 1999 was 100,062,984.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                  Description                               Page
                                  -----------                               ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 1999 and 1998                         3

           Condensed Consolidated Balance Sheets
           March 31, 1999 (Unaudited) and December 31, 1998                   4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 1999 and 1998                         5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15


                           PART II. Other Information

                                  Description                               Page
                                  -----------                               ----
Item 1.    Legal Proceedings                                                 16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 6.    Exhibits and Reports on Form 8-K                                  17

           Signature                                                         18

                         Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                 Quarter Ended March 31
                                                 ----------------------
                                                  1999            1998
                                                  ----            ----
Revenue
Products                                         $  665          $  675
Services                                            668             634
                                                 ------          ------
Total Revenue                                     1,333           1,309
                                                 ------          ------
Operating Expenses
Cost of products                                    441             464
Cost of services                                    509             491
Selling, general and administrative expenses        311             307
Research and development expenses                    80              81
                                                 ------          ------
Total Operating Expenses                          1,341           1,343
                                                 ------          ------
Income (Loss) from Operations                        (8)            (34)

Interest (expense)                                   (3)             (3)
Other income (expense), net                          16              37

Income Before Income Taxes                            5               -

Income tax expense                                    2               -
                                                 ------          ------

Net Income                                       $    3          $    -
                                                 ======          ======

Net Income per Common Share
     Basic                                       $ 0.03          $    -
     Diluted                                     $ 0.03          $    -

Weighted Average Common Shares Outstanding
     Basic                                         99.0           103.2
     Diluted                                      102.9           103.2

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                        March 31       December 31
                                                                          1999            1998
                                                                       -----------     -----------
                                                                       (Unaudited)
Assets
Current assets
 Cash and short-term investments                                         $  595          $  514
 Accounts receivable, net                                                 1,357           1,556
 Inventories                                                                399             384
 Other current assets                                                       158             178
                                                                         ------          ------
Total Current Assets                                                      2,509           2,632

Reworkable service parts, net                                               228             232
Property, plant and equipment, net                                          866             872
Other assets                                                              1,196           1,156
                                                                         ------          ------
Total Assets                                                             $4,799          $4,892
                                                                         ======          ======

Liabilities and Stockholders' Equity
Current liabilities
 Short-term borrowings                                                   $   63          $   50
 Accounts payable                                                           303             376
 Payroll and benefits liabilities                                           243             303
 Customers' deposits and deferred service revenue                           483             352
 Other current liabilities                                                  523             619
                                                                         ------          ------
Total Current Liabilities                                                 1,615           1,700

Long-term debt                                                               33              33
Pension and indemnity liabilities                                           408             420
Postretirement and postemployment benefits liabilities                      628             655
Other liabilities                                                           600             593
Minority interests                                                           44              44
                                                                         ------          ------
Total Liabilities                                                         3,328           3,445
                                                                         ------          ------

Commitments and contingencies

Stockholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
 authorized, no shares issued or outstanding                                  -               -
Common stock: par value $.01 per share, 500.0 shares
 authorized; 105.7 and 105.0 shares issued at March 31, 1999 and December 31, 1998, respectively; 99.4 and 98.7 shares
 outstanding at March 31, 1999 and December 31, 1998, respectively            1               1
Retained earnings and paid-in capital                                     1,464           1,429
Other                                                                         6              17
                                                                         ------          ------
Total Stockholders' Equity                                                1,471           1,447
                                                                         ------          ------
Total Liabilities and Stockholders' Equity                               $4,799          $4,892
                                                                         ======          ======

See accompanying notes.

                                NCR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                 Quarter Ended March 31
                                                                 ----------------------
                                                                 1999             1998
                                                                 ----             ----
Operating Activities
Net income                                                       $   3            $   -
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                     93               97
  Net gain on sales of assets                                      (10)              (3)
Changes in operating assets and liabilities:
  Receivables                                                      199              116
  Inventories                                                      (15)             (56)
  Current payables                                                (147)             (79)
  Deferred revenue and customer deposits                           131              115
  Timing of disbursements for employee severance and
   pension                                                         (71)               2
  Other operating assets and liabilities                           (75)            (163)
                                                                 -----            -----
Net Cash Provided by Operating Activities                          108               29
                                                                 -----            -----
Investing Activities
Short-term investments, net                                          6              (76)
Expenditures for service parts and property, plant
 and equipment                                                     (85)             (99)
Proceeds from sales of facilities and other assets                  29               34
Other investing activities                                          (7)             (12)
                                                                 -----            -----
Net Cash Used in Investing Activities                              (57)            (153)
                                                                 -----            -----
Financing Activities
Short-term borrowings, net                                          13               12
Repayments of long-term debt                                         -                -
Other financing activities                                          31               17
                                                                 -----            -----
Net Cash Provided by Financing Activities                           44               29
                                                                 -----            -----
Effect of exchange rate changes on cash and cash equivalents        (8)              (4)
                                                                 -----            -----
Increase (Decrease) in Cash and Cash Equivalents                    87              (99)
Cash and Cash Equivalents at Beginning of Period                   488              886
                                                                 -----            -----
Cash and Cash Equivalents at End of Period                       $ 575            $ 787
                                                                 =====            =====

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1998 Annual Report to Stockholders and Form 10-K for the year ended December 31, 1998.

Certain prior years amounts have been reclassified to conform to the 1999 presentation.

2.  SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                                  Quarter Ended March 31
                                                                  ----------------------
                                                                     1999        1998
                                                                     ----        ----
Comprehensive Income
Net income                                                           $  3        $ -
Other comprehensive income (loss), net of tax:
 Additional minimum pension liability and other                         9          -
 Currency translation adjustments                                     (19)        (8)
                                                                     ----        ---
Total comprehensive income                                           $ (7)       $(8)
                                                                     ====        ===


                                                                  March 31   December 31
                                                                    1999        1998
                                                                    ----        ----
Cash and Short-Term Investments
Cash and cash equivalents                                           $575        $488
Short-term investments                                                20          26
                                                                    ----        ----
Total cash and short-term investments                                595        $514
                                                                    ====        ====

Inventories
Finished goods                                                       337        $324
Work in process and raw materials                                     62          60
                                                                    ----        ----
Total inventories                                                    399        $384
                                                                    ====        ====

3.   SEGMENT INFORMATION


NCR assesses performance and allocates resources based principally on the customers served and the industries in which such customers operate. Accordingly, NCR categorizes its operations into four strategic segments:
Retail, Financial, National Accounts and Systemedia.

The following tables present data for revenue and operating income by industry operating segments for the quarters ended March 31 (in millions):

                                                                     1999      1998
                                                                     ----      ----
Revenue
Retail                                                              $  323    $  268
Financial                                                              558       560
National Accounts                                                      300       308
Systemedia                                                             113       110
All other segments                                                      39        63
                                                                    ------    ------
Consolidated revenue                                                $1,333    $1,309
                                                                    ======    ======

                                                       1999     1998
                                                       ----     ----
Operating Income
Retail                                                 $ 10     $(13)
Financial                                                38       35
National Accounts                                         6      (11)
Systemedia                                                9        9
Unallocated corporate expenses and other segments       (71)     (54)
                                                       ----     ----
Consolidated operating income                          $ (8)    $(34)
                                                       ====     ====

4.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 1999 cannot currently be determined.

Environmental Matters

NCR's facilities and operations are subject to a wide range of environmental protection laws and has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and comparable state statutes.

Various federal agencies, Native American tribes and the State of Wisconsin ("Claimants") consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages ("NRD") and remediation liability with respect to the Fox River and related Green Bay environment ("Fox River System") due to, among other things, sediment contamination in the Fox River System allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin.
Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency ("USEPA"), has formally proposed the Fox River for inclusion on the CERCLA National Priorities List. In February 1999, the State of Wisconsin made available for public review a draft remedial investigation and feasibility study ("RI/FS"), which outlines a variety of alternatives for addressing the Fox River sediments. While the draft RI/FS did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft RI/FS ranged from $0 for no action (which appears to be an unlikely choice) to between $143 and $721 million depending on the alternative selected. NCR, in conjunction with the other PRPs, has developed a substantial body of evidence which it believes should demonstrate that selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. However, because there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to manage properly large areas of contaminated sediments, NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Claimants. An accurate estimate of NCR's ultimate share of restoration/remediation and damages liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of the federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation;

the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and able to pay substantial shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, which may as to the Fox River site be 10 to 20 years or more. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Legal Proceedings

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida alleging liability based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices related to a purported agreement between Siemens-Nixdorf and NCR. In January 1999, NCR agreed to settle this suit with plaintiffs for an undisclosed and non-material amount. The parties expect that this settlement will be approved by the court in the near future.

5.  STOCK REPURCHASE PROGRAM

On April 15, 1999, NCR's Board of Directors approved a share repurchase program authorizing the repurchase of shares of NCR common stock valued up to $250 million. A portion of the proceeds will be used to cash out fractional interests in NCR stock resulting from a 1-for-10 reverse stock split, followed immediately by a 10-for-1 forward split of NCR's common stock, on May 14, 1999. This plan, which received stockholder approval at the Company's Annual Meeting of Stockholders on April 15, 1999, will cash-out registered stockholders who hold fewer than 10 shares of NCR common stock in a record account as of May 14, 1999. The remainder of the $250 million may be used to repurchase NCR shares, in open market purchases, block trades, or in privately negotiated transactions, on an ongoing basis.

6.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding include the additional dilution from potential common stock such as stock options and restricted stock awards.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenue: Revenue for the three months ended March 31, 1999 was $1,333 million, an increase of 2% from the first quarter of 1998. When adjusted for the impact of changes in foreign currency exchange rates, revenue was up 1% compared with the first quarter of 1998.

Product revenue decreased 1% to $665 million in the first quarter of 1999 compared to the first quarter of 1998. Revenue gains in the quarter in retail products of 46% were slightly offset by planned revenue declines in other computer products of 14%. The other computer product group includes many products that NCR once sold in volume, but now sells largely as a solution component. In addition, financial products and Systemedia recorded single digit revenue growth in the quarter. Services revenue increased 5% to $668 million in the first quarter of 1999 compared to the first quarter of 1998, due to revenue gains in both customer support services and professional services.

Revenue in the first quarter of 1999 compared with the first quarter of 1998 increased 5% in the Americas, 5% in Europe/Middle East/Africa and 2% in the Asia Pacific region, excluding Japan, with a decrease of 15% in Japan. The revenue declines experienced in Japan reflect the difficult economic conditions in that area. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 4% in Europe/Middle East/Africa, 3% in the Asia Pacific region, excluding Japan, and decreased 22% in Japan. The Americas region comprised 52% of NCR's total revenue in the first quarter of 1999, Europe/Middle East/Africa region comprised 32%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 6%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.7 percentage points to 28.7% in the first quarter of 1999 from 27.0% in the first quarter of 1998. Products gross margin increased 2.4 percentage points to 33.7% in the first quarter of 1999. This increase is attributable to favorable product mix and margin rate improvement in most product lines. Services gross margin increased 1.2 percentage points to 23.8% in the first quarter of 1999 due primarily to improvements in customer support and professional services margins.

Selling, general and administrative expenses increased $4 million, or 1%, in the first quarter of 1999 from the first quarter of 1998. As a percentage of revenue, selling, general and administrative expenses were 23.3% in the first quarter of 1999 and 23.5% in the first quarter of 1998. Research and development expenses decreased $1 million to $80 million in the first quarter of 1999. As a percentage of revenue, research and development expenses were 6.0% in the first quarter of 1999 versus 6.2% in the first quarter of 1998. The first quarter research and development expenses reflect relatively flat spending levels for 1999; however, the allocation continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Income Before Income Taxes: NCR reported an operating loss of $8 million in the first quarter of 1999 compared to an operating loss of $34 million in the first quarter of 1998. Other income, net of expenses, was $16 million in the first
quarter of 1999 compared to $37 million in the first quarter of 1998.   Other
income in 1999 which includes the sale of real estate, significantly decreased from 1998 levels due primarily to reductions in interest income, attributable to lower average short term investment balances, and 1998 foreign exchange contract gains that did not recur in 1999.

Income before income taxes was $5 million in the first quarter of 1999 compared to breakeven in the first quarter of 1998 due to a reduction in other income.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $2 million in the first quarter of 1999. There was no provision for income taxes in the first quarter of 1998 due to a breakeven status. The first quarter 1999 tax provision compared to the 1998 periods, reflects the overall improvement in NCR's profitability, coupled with a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, mainly the United States.


Financial Condition, Liquidity, and Capital Resources

NCR's cash, cash equivalents, and short-term investments totaled $595 million at March 31, 1999, compared to $514 million at December 31, 1998.

Operating Activities: NCR generated cash flows from operations of $108 million in the first quarter of 1999 while generating cash flows from operations of $29 million in the first quarter of 1998. The cash generated in operations in the first quarter of 1999 was due principally to the reduction in receivable balances. Receivable balances decreased $199 million in the first quarter of 1999 compared with $116 million in the same period in 1998. The decrease in receivable balances in the first quarter of 1999 and 1998 is consistent with the seasonality of NCR's business, whereby revenues and the associated receivables are generally higher in the fourth quarter of the year and lower in the first quarter. Inventory balances increased $15 million in the first quarter of 1999 compared to an increase of $56 million in the first quarter of 1998. The increase in inventory in the first quarter of 1999 and 1998 is consistent with the historical trend of inventory balances increasing during the first three quarters of the year.

Investing Activities: Net cash flows used in investing activities were $57 million in the first quarter of 1999 and $153 million in the first quarter of 1998. In 1999, NCR reduced the short-term investments by $6 million as compared with a purchase of $76 million in 1998. Capital expenditures were $85 million for the first quarter of 1999 and $99 million for the comparable period in 1998. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities.

Financing Activities: Net cash provided by financing activities was $44 million in the first quarter of 1999 and $29 million in the first quarter of 1998. In the first quarter of 1999, NCR reported cash flows of $31 million from other financing activities which primarily related to share activity under its employee stock purchase plan.

NCR believes that cash flows from operations, the credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy its future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.


Factors That May Affect Future Results

This Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this quarterly report, contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties and assumptions. The Company's periodic reports filed pursuant to the Securities Exchange Act of 1934 and other written or oral statements made by the Company or its representatives may also contain such forward-looking statements. These statements are not guarantees of future performance. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of various factors, including, without limitation, those listed below.

Competition and New Solutions Introductions
--------------------------------------------
NCR operates in the very competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation more difficult. NCR's future operating results depend upon its ability to rapidly design, develop and market, or otherwise obtain and introduce solutions and related products and services that are competitive in the marketplace. The Company must commit significant resources in advance of bringing its business solutions to market. There are numerous risks and uncertainties inherent in this complex process, including proper identification of customer needs, technological changes, timely and cost-effective development and introduction, differentiation from NCR's competitors, timely recognition of and expansion into new and emerging markets, and market acceptance. In addition, the pace of market growth, in particular market segments for NCR's existing and new offerings such as data warehousing, may not occur at the rate anticipated by the Company. Further, NCR's ability to maintain and grow its position within such markets is influenced by many complex factors which may affect future results. These factors include, among other things, those listed above as well as the effectiveness of NCR's sales and marketing efforts and its customers' financial and business plans. NCR's new offerings in some cases may even replace or compete with the Company's current offerings. Competition in the information technology industry has also increased pressure on gross margins and may cause NCR's future operating results to vary. Operating results are also subject to the Company's ability to manage margin pressure by maintaining a favorable mix of solutions, products and services revenues and to meet margin improvement goals for each of the product and service elements of its solutions. NCR also faces significant competition to attract and retain highly skilled technical, sales and other personnel.

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

A number of NCR's solutions rely on specific suppliers for microprocessors, operating systems, and other standard parts and components. However, there are a number of important components, microprocessors and operating systems that are purchased from single sources due to price, quality, technology or other considerations. In some cases, these items are available only from single sources. For example, many of NCR's systems use chips and microprocessors from Intel Corporation and operating systems from UNIX(R) and Microsoft Windows NT(R). Certain parts and components used in the manufacture of NCR's ATMs are also supplied by single sources. Thus, NCR's results of operations depend upon the Company's ability to continue to acquire a supply of key parts, components, microprocessors and operating systems which continue to be technologically competitive.

Mergers and Acquisitions
------------------------
As part of NCR's overall solutions strategy, the Company may complete acquisitions of other companies, form joint ventures and strategic alliances, and enter into other business combinations. There is no assurance that the Company will identify and complete any of these business combinations.
Moreover, such transactions, if completed, are subject to a number of risks including, among other things, NCR's ability to assimilate and integrate different business operations, corporate cultures, management and infrastructures. The success of these business combinations is also dependent on the Company's ability to retain key employees and to realize the strategic and financial potential of these business combinations.

Environmental
-------------
The Company has been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under
Note 4 of the Notes to Consolidated Financial Statements on page 7 of this quarterly report and such discussion is incorporated in this Item 2 by reference and made a part hereof.

Seasonality
------------
NCR's sales are historically seasonal, with revenue higher in the fourth quarter of each year. Consequently, during the three quarters ending in March, June and September, NCR has historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes NCR's working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales.

International Operations
------------------------
In the first three months of 1999, NCR's international operations represented approximately 56% of the Company's consolidated revenue. Specifically, Japan, the United Kingdom, Germany and France represented approximately 10%, 5%, 6% and 4% of consolidated revenue, respectively. Although the diversity of NCR's operations may help to mitigate some risks associated with geographic concentrations of operations (for example, adverse changes in foreign currency exchange rates and business disruptions due to natural disasters and economic or political uncertainties), there are numerous other risks inherent in operating abroad, many of which cannot be readily foreseen and over which NCR has no control. In particular, the Company experienced a 15% reduction in revenue in Japan in the first quarter of 1999 compared to the first quarter of 1998, due primarily to economic weaknesses and order reductions in that country, as well as changes in NCR management. Although NCR believes it has taken steps to strengthen its operations in Japan, the Company cannot accurately predict the course and duration of Japan's economic problems or whether NCR's response to those problems will be successful.

Euro Changeover
---------------
On January 1, 1999, a transition period began for the introduction of the "Euro" currency in several European countries. Beginning on January 1, 2002, these countries will only issue Euro denominated currency for use in cash transactions. The

Euro changeover may affect the cross-border competition experienced by NCR by removing cross-border pricing and market barriers created by varying currencies among the participating countries. NCR is formulating its pricing and marketing strategy to ensure that the Company remains competitive in the European market. In addition, the Company is modifying affected NCR offerings, including ATM's, to accommodate the changeover to the Euro currency. NCR also plans to modify certain of its information technology systems to make them Euro-capable. NCR is unable to quantify the impact of the Euro changeover at this time, but the Company does not anticipate the impact to be material to its results of operations, financial condition or cash flows. Moreover, the Company does not believe that the costs associated with the transition to the Euro will have a material impact on NCR's financial condition and results of operations.

Contingencies
-------------
In the normal course of business, NCR is subject to regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although NCR believes that amounts provided in its financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings and environmental matters, and to comply with applicable environmental laws, will not impact future operating results.

Year 2000
---------
Please note that the following is a Year 2000 Readiness Disclosure, as that term is defined in the Year 2000 Information and Readiness Disclosure Act (105 P.L.271).

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

NCR's Year 2000 plans include, without limitation: (1) replacing or upgrading NCR's affected internal information technology (IT) systems and non-IT systems (those which include embedded microprocessors such as security systems or factory production equipment), (2) developing Year 2000 Qualified products as part of its offerings to customers, (3) designating products that will not be rendered Year 2000 Qualified, (4) making Year 2000 upgrades available for certain products and (5) identifying options for customers to migrate from non-Qualified products to Year 2000 Qualified products. ''Year 2000 Qualification'' means that a particular NCR product has been reviewed to confirm that it stores, processes (including sorting and performing mathematical operations), inputs and outputs data containing date information correctly, regardless of whether the data contains dates before, on, or after January 1, 2000. NCR products that do not perform date manipulation, and that do not alter any date information that flows through them, are also considered Year 2000 Qualified.

State of Readiness: In assessing the Year 2000 readiness of its products, IT systems and non-IT systems, the Company employs a process consisting of five phases: (1) inventory; (2) assessment; (3) remediation; (4) testing; and (5) deployment (including making Year 2000 Qualified products available to customers and, for the Company's internal systems, replacing or modifying designated IT and non-IT systems).

The Company has completed inventory, assessment, remediation and testing of all of the products it presently develops and provides to customers. Installation of Year 2000 Qualified products at customer sites is largely dependent upon, among other things, the customers' schedules, the availability of personnel for installations and the presence or absence of Year 2000 plans on the customers' part. NCR expects that installation of Year 2000 Qualified products or upgrades will continue to take place at customer sites throughout 1999. Many such installations occurred in 1998. NCR is encouraging its customers to plan such installations promptly, because if a large number of customers delay their plans until late in the year, the demand for installation and related services may exceed their availability. NCR has designated the Year 2000 Qualification status of several thousand of its current and former products, and has made that directly available to past and present customers through links on its Year 2000 website. Through that website, direct contacts to customers with formal account teams assigned to them, its "800" call center, mailings to customers, and other means, NCR has sought to convey information on the status of its products, to advise on the availability or discontinuation of maintenance services for older products, and to provide information on upgrades or migration paths. There can be no assurance, however, that all owners of NCR products, particularly if they are not current maintenance customers, or otherwise have no current NCR relationship, can be identified or contacted.

The Company previously offered highly specialized products specifically targeted for niche markets, often unique to a single country (''local products''). The Company has completed its assessment of these local products, typically sold prior to 1995 under the Company's previous business model, and has determined that the majority of them are not Year 2000 Qualified. Where practical, NCR is communicating with purchasers of these products and is offering to assist them in identifying replacement NCR products, if available.

The Company has completed its inventory and assessment of the Year 2000 issues associated with its critical IT systems (e.g., manufacturing, financial management, incident management, payroll and statutory, and order processing systems). Remediation and testing for approximately 95% of such identified systems have been completed, with the remainder expected to be completed by the second quarter of 1999. Deployment is now complete for approximately 79% of these critical IT systems, with current expectations to complete 88% through the second quarter of 1999, and the remainder to be completed in the third quarter of 1999. The Company has also completed its analysis of non-critical internal information systems and has developed plans to address the Year 2000 issues associated with them, as appropriate. In addition, the Company has completed its inventory and assessment of the Year 2000 issues associated with its non-IT systems, including telecommunication equipment, security systems and embedded microprocessors, at its manufacturing, distribution and office facilities around the world. The Company did not identify any significant business impact as a result of Year 2000 issues in connection with such systems.

NCR has requested information from substantially all of its suppliers concerning their Year 2000 readiness to assess the suppliers' ability to continue to deliver products and services to NCR, as well as the Year 2000 readiness of those products and services themselves. Suppliers are categorized as critical or non-critical, with 260 and 530 suppliers currently identified in those respective categories. NCR has conducted reviews and completed its initial assessment of its critical suppliers in accordance with its Year 2000 Qualification guidelines. All of the critical suppliers that the Company has assessed either have completed their Year 2000 internal compliance activities or have presented plans or statements that, at present, meet NCR's expectations. NCR will continue to monitor these suppliers and expects to be prepared to shift to alternate sources should the Company determine that any of its critical suppliers will not complete their plans on schedule. In addition, NCR continues to assess its non-critical suppliers. As of the end of 1998, NCR had assessed approximately 80% of its non-critical suppliers; now the Company expects that its assessment of the remaining non-critical suppliers will be completed at or near the end of the second quarter of 1999 as 50% of the remaining assessments have been completed in the first quarter of 1999.

NCR's assessment of its suppliers is dependent upon its ability to obtain accurate and complete information from them, and on their willingness to provide such information. Moreover, there can be no assurances that all of NCR's suppliers, including its critical suppliers, will be able to effectively achieve Year 2000 readiness. NCR is developing contingency plans to address such situations with respect to its critical suppliers. Because of Solectron's particular significance to the Company's manufacturing operations, NCR conducted multiple on-site reviews of Solectron's facilities in the first quarter of 1999 to ascertain the status of those facilities' Year 2000 readiness. Any major Year 2000 failures by Solectron or other critical suppliers could materially and adversely impact the Company.

NCR believes that no single customer represents so significant a portion of the Company's revenues that failure on the part of such a customer to plan effectively for Year 2000 would materially impact NCR's consolidated results of operations, financial condition or cash flows. In addition, NCR believes that the diversity of its customer base should minimize the potential financial impact of such an event. Some commentators have predicted that information technology buying trends could be reduced due to Year 2000 issues. While some NCR customers have indicated that they may postpone purchasing decisions in order to stabilize their information technology systems to facilitate Year 2000 testing and readiness, others have indicated that Year 2000 readiness should not affect the timing of their purchases, and some have made new purchases to enhance their Year 2000 readiness. The impact of such buying patterns on NCR's financial results is difficult to quantify.

Costs to Address Year 2000 Issues: Due to a number of factors, it is difficult to calculate the total cost of addressing the Company's Year 2000 issues with precision. These factors include, without limitation, the large number of NCR employees and contractors devoting a portion of their time and efforts to Year 2000 issues, and the inability to separately identify Year 2000 costs due to the concurrent remediation of both Year 2000 and non-Year 2000 issues associated with NCR's products,

IT systems and non-IT systems. The Company estimates the total cost to address its Year 2000 issues, including costs already incurred in 1997 and 1998, to be approximately $205 million. These costs include (1) in connection with the products offered by the Company, personnel expenses, product upgrades, and other modifications, including the replacement of legacy systems, and (2) in connection with the Company's infrastructure, the internal IT and non-IT systems being addressed in the Company's Year 2000 plans as discussed above. Approximately $85 million of such total costs were incurred in fiscal 1998; the Company estimates it incurred approximately $20 million of such costs in 1997. NCR intends to capitalize or expense its Year 2000 costs as required by generally accepted accounting principles. In addition, the Company expects to fund these costs through operating cash flows. Because these Year 2000 costs will be funded through a reallocation of NCR's overall research and development, information technology and administrative spending, Year 2000 costs are not expected to result in significant increases in such expenditures. These cost estimates do not include potential increased service, customer satisfaction, warranty or litigation costs that may arise from Year 2000 issues affecting the Company's products or from unanticipated failures of the Company's IT and non-IT systems, nor do they include any increased costs, such as those associated with execution of contingency plans, that may result from supplier or customer disruptions related to a lack of readiness for Year 2000 issues. Although NCR believes its cost estimates are reasonable, there can be no assurance, for the reasons stated below, that the costs of implementing the Company's Year 2000 plans will not differ materially from its estimates.

Risks of Year 2000 Issues: Year 2000 problems can be difficult to identify or predict for a number of reasons. These include, among others, the complexity of testing (whether by NCR or by a customer) inter-connected products, operating environments, networks and applications, including those developed and/or sold by third parties; the difficulty of simulating and testing for all possible variables and outcomes associated with critical dates in 1999 and 2000; and the reliability of test results obtained in a laboratory environment against actual occurrences in a live production environment. As a result of such difficulties and the risks described below, there can be no assurances that Year 2000 issues will not materially adversely impact NCR's consolidated results of operations, financial condition or cash flows.

Despite the Company's substantive Year 2000 plans and efforts, the Company could face significant risks associated with its business-critical operations, including, without limitation, the possible malfunction of NCR's IT and non-IT systems due to undetected errors or defects, and the potential impacts of Year 2000 difficulties experienced by third parties (e.g., suppliers, customers, utilities, governmental units and financial institutions). In particular, risks associated with non-U.S. third parties may be greater than those located domestically, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

In addition, despite the Company's Year 2000 Qualification and testing processes, NCR could face significant Year 2000 risks as a vendor of technology products and services. Such risks include, but are not limited to, the following uncertainties: NCR's products may contain undetected errors or defects associated with Year 2000 issues; NCR may be unable to identify and notify affected customers of local or other products that are not Year 2000 Qualified; installation schedules of Year 2000 Qualified products may be delayed; and demand for installation services may exceed the ability of NCR and other service providers to meet that demand. In addition, NCR has provided a range of services, including software code development, as contracted and specified by its customers. Typically, such services and products have been accepted by the customers and warranties for them have expired; however, there is some risk that customers will claim that NCR bears responsibility for Year 2000 issues involving their systems. The Company also has provided Year 2000 code remediation services to a small number of its customers. Some commentators have noted that the complexity of identifying and testing Year 2000 issues in connection with such services raises prospects of liability. NCR's contractual arrangements typically contain limited warranties and limitations on liability, but there can be no assurance that these limitations will be upheld in all instances. Any of these or other unforeseen Year 2000 risks could increase service, customer satisfaction, warranty and litigation costs. While no litigation has been initiated against NCR in connection with Year 2000 issues, suits have been brought against other technology vendors and such claims may be advanced against NCR in the future.

The anticipated costs and risks described above are based on management's best estimates using information currently available and numerous assumptions of future events. There can be no assurances that these estimates will not change or that there will not be delays in implementing the Company's Year 2000 plans. In addition, the continued availability of personnel to address Year 2000 issues cannot be assured, which could result in increased costs or delays in implementing NCR's Year 2000 plans.

Contingency Plans: NCR believes it has developed effective Year 2000 plans for the critical areas of its business. However, the Company recognizes that it is not possible to identify and test all potential variables and outcomes relative to Year 2000 issues. Accordingly, the Company is developing business continuity and contingency plans for each of its critical processes and facilities. NCR business continuity and contingency plans will include the potential for Year 2000 failures of third parties, including suppliers. Business continuity and contingency plans are also being developed for, among other things, customer support services, services delivery, order management, help desks, incident-based services, manufacturing systems, accounting and payroll, networks and processing centers. Such plans will be completed on a phased schedule, with the last of the plans targeted for completion by the end of the second quarter of 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NCR is exposed to market risk, including changes in foreign currency exchange rates and interest rates. NCR uses a variety of measures to monitor and manage these risks, including derivative financial instruments. Because a substantial portion of NCR's operations and revenue occur outside the United States, NCR's results can be significantly impacted by changes in foreign currency exchange rates. To manage the exposures to changes in currency exchange rates, NCR enters into various derivative financial instruments such as forward contracts, swaps and options. These instruments generally mature within twelve months. At inception, the derivative instruments are designated as hedges of inventory purchases and sales and certain financing transactions that are firmly committed or forecasted. Gains and losses on qualifying hedged transactions are deferred and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are generally recognized currently in other income or expense as exchange rates change. NCR does not hold or enter into derivative financial instruments for trading purposes.

For purposes of specific risk analysis, NCR uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. A 10% strengthening of the U.S. Dollar from levels present at March 31, 1999 results in an increase of 1 million U.S. Dollars to the current fair value of derivatives protecting anticipated exposures. A 10% weakening in U.S. Dollar exchange rates would increase the same fair value of derivatives by 16 million U.S. Dollars.

The interest rate risk associated with NCR's borrowing and investing activities at March 31, 1999 is not material in relation to NCR's consolidated financial position, results of operations or cash flows. NCR does not generally use derivative financial instruments to alter the interest rate characteristics of its investment holdings or debt instruments.

                          Part II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 4 of the Notes to Consolidated Financial Statements on page 7 of this quarterly report and is incorporated in this Item 1 as by reference and made a part hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 1999. NCR's Annual Meeting of Stockholders was held on April 15, 1999. At the Annual Meeting, stockholders voted on three matters: a proposal to elect Ronald A. Mitsch, C.K. Prahalad, William S. Stavropoulos as Class C directors and James R. Long as a Class B director; a proposal to amend the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split followed by a forward stock split of NCR's common stock; and a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. The number of shares voted with respect to each matter required to be reported herein are as follows:


1.  Election of Class C Directors:

    Ronald A. Mitsch            For:  81,248,071     Withheld:  1,197,277
    C.K. Prahalad               For:  81,257,163     Withheld:  1,188,185
    William S. Stavropoulos     For:  81,234,818     Withheld:  1,210,530

    Election of Class B Director:

    James R. Long               For:  81,232,683     Withheld:  1,212,665

2. Amend the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split followed by a forward stock split of NCR's common stock.

           For:                 66,627,710
           Against:              2,286,243
           Abstain:                391,568
           Broker No-Votes:     13,140,066

3. Approve appointment of PricewaterhouseCoopers LLP as independent accountants for 1999.

           For:                 82,017,849
           Against:                222,669
           Abstain:                204,830

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

     3.1    Articles of Amendment and Restatement and Articles Supplementary of
            NCR Corporation (incorporated by reference to Exhibit 3.1 to the NCR
            Corporation Annual Report on Form 10-K for the year ended December
            31, 1996 (the "1996 NCR Annual Report")).

     3.2 Bylaws of NCR Corporation, as amended and restated on February 19, 1998 (incorporated by reference to Exhibit 3.2 to the NCR
            Corporation Annual Report on Form 10-K for the year ended December
            31, 1997).

     4.1 Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 to the 1996 NCR Annual Report).

     4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First
            National Bank of Boston (incorporated by reference to Exhibit 4.2 to the 1996 NCR Annual Report).

     27     Financial Data Schedule

          (b)  Reports on Form 8-K


               NCR filed a Current Report on Form 8-K dated January 29, 1999, reporting under Item 5 of such form the consolidated balance sheets as of December 31, 1998, consolidated statements of cash flows for the year ended December 31, 1998, consolidated statement of operations and consolidated revenue summary for the quarter and year ended December 31, 1998, with respect to its news release on the fourth quarter and year-end results of 1998.


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


                                    NCR CORPORATION

Date:  May 10, 1999                 By:  /s/   David Bearman
                                    -------------------------------------
                                    David Bearman, Senior Vice-President
                                    and Chief Financial Officer