Form 10-Q
period 1999-06-30
NCR CORP
filed 1999-08-13
CIK 70866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No___
                                       ---



Number of shares of common stock, $.01 par value per share, outstanding as of July 31, 1999 was 98,216,391.

                               TABLE OF CONTENTS

                           PART I. Financial Information

                                    Description                            Page
                                    -----------                            ----
Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations (Unaudited)
             Three and Six Months Ended June 30, 1999 and 1998               3

             Condensed Consolidated Balance Sheets
             June 30, 1999 (Unaudited) and December 31, 1998                 4

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 1999 and 1998                         5

             Notes to Condensed Consolidated Financial Statements            6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     15


                           PART II. Other Information

                                    Description                           Page
                                    -----------                           ----

Item 1.      Legal Proceedings                                              16

Item 6.      Exhibits and Reports on Form 8-K                               16

             Signature                                                      17

                         Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30                                June 30
                                                       --------------------------              -------------------------
                                                          1999               1998                 1999              1998
                                                          ----               ----                 ----              ----
Revenue
Products                                               $   852            $   868              $ 1,517           $ 1,543
Services                                                   720                706                1,388             1,340
                                                       -------            -------              -------           -------
Total Revenue                                            1,572              1,574                2,905             2,883
                                                       -------            -------              -------           -------

Operating Expenses
Cost of products                                           531                568                  972             1,032
Cost of services                                           544                534                1,053             1,025
Selling, general and administrative expenses               352                358                  663               665
Research and development expenses                           84                 91                  164               172
                                                       -------            -------              -------           -------
Total Operating Expenses                                 1,511              1,551                2,852             2,894
                                                       -------            -------              -------           -------

Income (Loss) from Operations                               61                 23                   53               (11)

Interest (expense)                                          (2)                (4)                  (5)               (7)
Other income, net                                           15                 73                   31               110

Income Before Income Taxes                                  74                 92                   79                92

Income tax expense                                          28                 44                   30                44
                                                       -------            -------              -------           -------

Net Income                                             $    46            $    48              $    49           $    48
                                                       =======            =======              =======           =======

Net Income per Common Share
    Basic                                              $   .47            $   .47              $   .50           $   .47
    Diluted                                            $   .45            $   .46              $   .48           $   .46

Weighted Average Common Shares Outstanding
    Basic                                                 98.3              102.6                 98.7             102.9
    Diluted                                              102.1              104.1                102.5             104.0

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                       June 30    December 31
                                                                        1999         1998
                                                                     ----------   -----------
                                                                     (Unaudited)
Assets
Current assets
  Cash and short-term investments                                    $      576   $       514
  Accounts receivable, net                                                1,354         1,556
  Inventories                                                               394           384
  Other current assets                                                      145           178
                                                                     ----------   -----------
Total Current Assets                                                      2,469         2,632

Reworkable service parts, net                                               221           232
Property, plant and equipment, net                                          844           872
Other assets                                                              1,186         1,156
                                                                     ----------   -----------
Total Assets                                                         $    4,720   $     4,892
                                                                     ==========   ===========

Liabilities and Stockholders' Equity
Current liabilities
 Short-term borrowings                                               $       78   $        50
 Accounts payable                                                           327           376
 Payroll and benefits liabilities                                           260           303
 Customers' deposits and deferred service revenue                           401           352
 Other current liabilities                                                  587           619
                                                                     ----------   -----------
Total Current Liabilities                                                 1,653         1,700

Long-term debt                                                               32            33
Pension and indemnity liabilities                                           400           420
Postretirement and postemployment benefits liabilities                      607           655
Other long-term liabilities                                                 583           593
Minority interests                                                           43            44
                                                                     ----------   -----------
Total Liabilities                                                         3,318         3,445
                                                                     ----------   -----------

Commitments and contingencies

Stockholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
 authorized, no shares issued or outstanding                                  -             -
Common stock: par value $.01 per share, 500.0 shares
 authorized; 104.8 and 105.0 shares issued at June 30, 1999
 and December 31, 1998, respectively; 97.4 and 98.7 shares
 outstanding at June 30, 1999 and December 31, 1998, respectively             1             1
Retained earnings and paid-in capital                                     1,420         1,429
Other                                                                       (19)           17
                                                                     ----------   -----------
Total Stockholders' Equity                                                1,402         1,447
                                                                     ----------   -----------
Total Liabilities and Stockholders' Equity                           $    4,720   $     4,892
                                                                     ==========   ===========

See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                Six Months Ended June 30
                                                                ------------------------
                                                                 1999               1998
                                                                -----              -----
Operating Activities
Net income                                                      $  49              $  48
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   185                184
  Net gain on sales of assets                                      (8)               (55)
Changes in operating assets and liabilities:
  Receivables                                                     202                  7
  Inventories                                                     (11)               (49)
  Current payables                                                (80)               (71)
  Deferred revenue and customer deposits                           49                 97
  Timing of disbursements for employee severance and
     pension                                                     (101)               (57)
  Other assets and liabilities                                    (70)              (185)
                                                                -----              -----
Net Cash Provided by (Used in) Operating Activities               215                (81)
                                                                -----              -----

Investing Activities
Short-term investments, net                                      (109)                66
Expenditures for service parts and property, plant
  and equipment                                                  (170)              (160)
Acquisition of minority interest in subsidiary                      -               (271)
Proceeds from sales of facilities and other assets                 40                230
Other investing activities                                        (24)               (33)
                                                                -----              -----
Net Cash Used in Investing Activities                            (263)              (168)
                                                                -----              -----

Financing Activities
Purchase of Company common stock                                  (62)               (78)
Short-term borrowings, net                                         28                 10
Long-term debt                                                      -                 (2)
Other financing activities                                         50                 39
                                                                -----              -----
Net Cash Provided by (Used in) Financing Activities                16                (31)
                                                                -----              -----

Effect of exchange rate changes on cash and cash equivalents      (15)               (13)
                                                                -----              -----

Decrease in Cash and Cash Equivalents                             (47)              (293)
Cash and Cash Equivalents at Beginning of Period                  488                886
                                                                -----              -----

Cash and Cash Equivalents at End of Period                      $ 441              $ 593
                                                                =====              =====

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1998 Annual Report to Stockholders, Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999.

Certain prior years amounts have been reclassified to conform to the 1999 presentation.


2.  SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                              Three Months                    Six Months
                                                              Ended June 30                  Ended June 30
                                                              -------------                  -------------
Comprehensive Income                                     1999            1998             1999            1998
                                                      ----------      ----------       ----------      ----------
Net income                                            $       46      $       48       $       49      $       48
Other comprehensive (loss) income, net of tax:
   Additional minimum pension liability and other             (1)             16                8              15
   Currency translation adjustments                          (26)            (33)             (45)            (40)
                                                      ----------      ----------       ----------      ----------
Total comprehensive income                            $       19      $       31       $       12      $       23
                                                      ==========      ==========       ==========      ==========

                                                                 June 30                   December 31
                                                                  1999                        1998
                                                               ----------                -----------
Cash and Short-Term Investments
Cash and cash equivalents                                      $      441                $       488
Short-term investments                                                135                         26
                                                               ----------                -----------
Total cash and short-term investments                          $      576                $       514
                                                               ==========                ===========

Inventories
Finished goods                                                 $      334                $       324
Work in process and raw materials                                      60                         60
                                                               ----------                -----------
Total inventories                                              $      394                $       384
                                                               ==========                ===========

3.  SEGMENT INFORMATION

NCR assesses performance and allocates resources based principally on the customers served and the industries in which such customers operate. Accordingly, NCR categorizes its operations into four strategic segments:
Retail, Financial, National Accounts and Systemedia.

The following tables present data for revenue and operating income by industry operating segments (in millions):

                                                Three Months                          Six Months
                                                Ended June 30                        Ended June 30
                                         -------------------------             ------------------------
                                             1999           1998                  1999           1998
                                         ----------     ----------             ---------      ---------
Revenue
Retail                                   $      408     $      354             $        731   $     622
Financial                                       647            696                    1,205       1,256
National Accounts                               381            365                      681         673
Systemedia                                      119            128                      232         238
All other segments                               17             31                       56          94
                                         ----------     ----------             ------------   ---------
Consolidated revenue                     $    1,572     $    1,574             $      2,905   $   2,883
                                         ==========     ==========             ============   =========

                                                            Three Months                                Six Months
                                                           Ended June 30                               Ended June 30
                                                    --------------------------                 ----------------------------
                                                       1999            1998                       1999              1998
                                                    ----------      ----------                 -----------      -----------
Operating Income
Retail                                              $       45      $       10                 $        55      $        (3)
Financial                                                   72              58                         110               93
National Accounts                                           38              21                          44               10
Systemedia                                                   8              10                          17               19
Unallocated corporate
  expenses and other segments                             (102)            (76)                       (173)            (130)
                                                    ----------      ----------                 -----------      -----------
Consolidated operating income                       $       61      $       23                 $        53      $       (11)
                                                    ==========      ==========                 ===========      ===========

4.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 1999 cannot currently be determined.

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

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, which may as to the Fox River site be 10 to 20 years or more. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amount of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Legal Proceedings

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida alleging liability based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices related to a purported agreement between Siemens-Nixdorf and NCR. In January 1999, NCR agreed to settle this suit with plaintiffs for an undisclosed and non-material amount. This settlement is expected to be approved by the court in the near future.

5.  STOCK REPURCHASE PROGRAM

As of June 30, 1999, the Company has committed $106 million of $250 million authorized for share repurchases. As a result of the reverse/forward stock split initiative, approximately 2.4 million shares were repurchased at a cost of $42.30 per share. An additional 120,000 shares were repurchased on the open market, at a cost of $38.88 per share. Both of these stock repurchase programs are pursuant to the share repurchase program authorized by the Board of Directors on April 15, 1999.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

Results of Operations

Revenue: Revenue for the three months ended June 30, 1999 was $1,572 million, essentially flat from the second quarter of 1998. Foreign currency exchange rates had no material impact on revenue compared with the second quarter of 1998.

Product revenue decreased 2% to $852 million in the second quarter of 1999 compared to the second quarter of 1998. Revenue gains in the quarter occurred in Retail products at 29% and Enterprise Servers at 26% offset in part by anticipated revenue declines in Other Computer products at 29%. The downward pressure on revenue is expected to continue within Other Computer products. The Other Computer product group includes many products that NCR once sold in volume, but now sells largely as a solution component. In addition, Financial products and Systemedia revenues were down slightly in the quarter. Services revenue increased 2% to $720 million in the second quarter of 1999 compared to the second quarter of 1998, due to revenue gains in both Customer Support Services and Professional Services.

Revenue in the second quarter of 1999 compared with the second quarter of 1998 increased 4% in the Americas and 22% in the Asia Pacific region, excluding Japan, with a decrease of 17% in Japan and 3% in Europe/Middle East/Africa. The revenue declines experienced in Japan reflect market challenges in that area as well as NCR's decision to exit the Super ATM business in Japan. NCR continues to take steps to strengthen its operations in Japan including changes in management, and expects improvements in future operating results. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 1% in Europe/Middle East/Africa, 19% in the Asia Pacific region, excluding Japan, and decreased 26% in Japan. The Americas region comprised 54% of NCR's total revenue in the second quarter of 1999, Europe/Middle East/Africa region comprised 30%, Japan comprised 9% and the Asia Pacific region, excluding Japan, comprised 7%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.6 percentage points to 31.6% in the second quarter of 1999 from 30.0% in the second quarter of 1998. Products gross margin increased 3.1 percentage points to 37.7% in the second quarter of 1999. This increase is attributable to improved product mix and margin rate improvement in most product lines. Services gross margin remained unchanged at 24.4% in the second quarter of 1999.

Selling, general and administrative expenses decreased $6 million, or 2%, in the second quarter of 1999 from the second quarter of 1998. As a percentage of revenue, selling, general and administrative expenses were 22.4% in the second quarter of 1999 and 22.7% in the second quarter of 1998. Research and development expenses decreased $7 million to $84 million in the second quarter of 1999. As a percentage of revenue, research and development expenses were 5.3% in the second quarter of 1999 versus 5.8% in the second quarter of 1998. The second quarter research and development expenses continue to reflect the changing revenue base, and the investment continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware. While total R&D spending declined in the quarter, continued year over year declines are not expected.

Income Before Income Taxes: NCR reported operating income of $61 million in the second quarter of 1999 compared to operating income of $23 million in the second quarter of 1998. Other income, net of expenses, was $13 million in the second quarter of 1999 compared to $69 million in the second quarter of 1998. Other income in 1998 includes a non-recurring gain of $55 million on the sale of NCR's TOPEND(R) ("TOPEND") middleware technology and product family to BEA Systems, Inc. ("BEA"). Income before income taxes was $74 million in the second quarter of 1999 compared to $92 million in the second quarter of 1998.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $28 million in the second quarter of 1999 compared to $44 million in the second quarter of 1998. The second quarter 1999 tax provision compared to the 1998 periods reflects a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, mainly the United States.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

Results of Operations

Revenue: Revenue for the six months ended June 30, 1999 was $2,905 million, an increase of 1% from the first six months of 1998. When adjusted for the impact of changes in currency exchange rates, revenue was flat compared with the first six months of 1998.

Product revenue decreased 2% to $1,517 million in the first six months of 1999 compared to the same period of 1998. Revenue gains in the first six months of 1999 in Retail products of 36% were partly offset by anticipated revenue declines in Other Computer products of 22%. The Other Computer product group includes many products that NCR once sold in volume, but now sells largely as a solution component. In addition, Enterprise Servers, Customer Services and Professional Services recorded revenue growth in the first six months of 1999 between 2% and 9%. Financial products were flat in the first six months of 1999 while Systemedia decreased slightly compared to the first six months of 1998. Services revenue increased 4% to $1,388 million in the first six months of 1999 compared to the same period of 1998, due to revenue gains in both Customer Support Services and Professional Services.

Revenue in the first six months of 1999 compared with the first six months of 1998 increased 4% in the Americas, 1% in Europe/Middle East/Africa and 13% in the Asia Pacific region, excluding Japan, with a decrease of 16% in Japan. The revenue declines experienced in Japan reflect market challenges in that area as well as NCR's decision to exit the Super ATM business in Japan. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 2% in Europe/Middle East/Africa, 11% in the Asia Pacific region, excluding Japan, and decreased 24% in Japan. The Americas region comprised 53% of NCR's total revenue in the first six months of 1999, Europe/Middle East/Africa region comprised 31%, Japan comprised 9% and the Asia Pacific region, excluding Japan, comprised 7%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.6 percentage points to 30.3% in the first six months of 1999 from 28.7% in the same period of 1998. Products gross margin increased 2.8 points to 35.9% in the first six months of 1999. This increase is attributable to improved product mix and margin rate improvement in most product lines.
Services gross margin increased 0.6 points to 24.1% in the first six months of 1999 due primarily to improvements in customer support and professional services margins.

Selling, general and administrative expenses decreased $2 million in the first six months of 1999 from the first six months of 1998. As a percentage of revenue, selling, general and administrative expenses were 22.8% in the first six months of 1999 and 23.1% in the first six months of 1998. Research and development expenses decreased $8 million to $164 million in the first six months of 1999. As a percentage of revenue, research and development expenses were 5.6% in the first six months of 1999 versus 6.0% in the first six months of 1998. The trend in research and development expenses continues to reflect the changing revenue base.

Income Before Income Taxes: NCR reported operating income of $53 million in the first six months of 1999 compared to an operating loss of $11 million in the same period of 1998. Other income, net of expenses, was $26 million in the first six months of 1999 compared to $103 million in the first six months of 1998. Other income in 1998 includes a non-recurring gain of $55 million on the sale of TOPEND to BEA. Other declines year over year are due to reductions in interest income, attributable to lower average short term investment balances, and 1998 foreign exchange contract gains that did not recur in 1999. Income before income taxes was $79 million in the first six months of 1999 compared to $92 million in the same period of 1998.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $30 million in the first six months of 1999 compared to $44 million in the first six months of 1998. The first six months 1999 tax provision compared to the 1998 periods primarily reflects a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, mainly the United States.

Financial Condition, Liquidity, and Capital Resources

NCR's cash, cash equivalents, and short-term investments totaled $576 million at June 30, 1999, compared to $514 million at December 31, 1998.

Operating Activities: NCR generated cash flows from operations of $215 million in the first six months of 1999 while net cash flows used in operations were $81 million in the first six months of 1998. The cash generated in operations in the first six months of 1999 was driven primarily by improved asset management. Receivable balances decreased $202 million in the first six months of 1999 compared to a decrease of $7 million in the same period in 1998. The improvement in 1999 reflects a strong focus on collections. Inventory balances increased $11 million in the first six months of 1999 compared to an increase of $49 million in the first six months of 1998. 1998 operating activities included a $55 million gain in the sale of TOPEND to BEA.

Investing Activities: Net cash flows used in investing activities were $263 million in the first six months of 1999 and $168 million in the same period of 1998. In 1999, NCR purchased short-term investments of $109 million compared with an investment reduction of $66 million in 1998. The increase in 1999 reflects the improvement in operating results. Capital expenditures were $170 million for the first six months of 1999 and $160 million for the comparable period in 1998. Capital expenditures generally relate to Expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities. 1998 proceeds from the sale of facilities and other assets includes the sale of NCR's TOP END middleware technology to BEA and the sale of NCR's retail and computer systems manufacturing operations to Solectron Corp. ("Solectron").

Financing Activities: Net cash provided by financing activities was $16 million in the first six months of 1999 and net cash used for financing was $31 million in the first six months of 1998. As of June 30, 1999, $62 million of cash was used in the repurchase of Company stock pursuant to the stock repurchase program included in Note 5 of the Notes to Consolidated Financial Statements; $78 million of cash was used in the same period of 1998 to repurchase Company stock. In the first six months of 1999, NCR reported cash flows of $50 million from other financing activities compared to $39 million in the same period of 1998. Other financing cash flows primarily relate to share activity under NCR's employee stock purchase plan.

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

The Company has completed its inventory, assessment, remediation and testing of the Year 2000 issues associated with its critical global IT systems (e.g., manufacturing, financial management, incident management, payroll and statutory, and order processing systems). At the end of the second quarter of 1999, deployment (including retirement of legacy systems) was complete for approximately 89% of these critical IT systems, which are supported by the Company's Information Technology Services group, with the balance of those systems expected to be completed in the third quarter of 1999. The Company has also completed its inventory, assessment, remediation and testing of Year 2000 issues associated with its non-critical global internal information systems supported by the Information Technology Services group, and deployment (including retirement of legacy systems) was complete for approximately 92% of such systems as of the end of the second quarter of 1999. Other, typically localized IT systems, applications or tools are directly supported by various business units of the Company around the world; most of these are characterized as non-critical to the locations and business units that utilize them, and none are categorized as critical to the Company and its subsidiaries taken as a whole. The Company's Year 2000 analysis and related deployment for these systems, applications and tools was substantially complete at the end of the second quarter of 1999, with the remainder of such activities expected to be completed in the third and fourth quarters of 1999. In addition, the Company has completed its inventory and assessment of the Year 2000 issues associated with its non-IT systems, including telecommunication equipment, security systems and embedded microprocessors, at its manufacturing, distribution and office facilities around the world. The Company did not identify any significant business impact as a result of Year 2000 issues in connection with such systems.

NCR has requested information from substantially all of its key suppliers concerning their Year 2000 readiness to assess the suppliers' ability to continue to deliver products and services to NCR, as well as the Year 2000 readiness of those products and services themselves. Suppliers are categorized as critical (meaning their failure to deliver products or services could have a critical impact on some phase or phases of NCR's business) or non-critical (typically designating a supplier that is NCR's primary source of a significant product or service, but for which one or more alternate sources also exist). At this time, approximately 240 and 550 suppliers are identified in those respective categories (other suppliers, such as those utilized on a spot basis, in very low volume, or for generic commodity purchases not critical to the Company's business, are excluded). NCR has conducted reviews and completed its initial assessment of its critical suppliers in accordance with its Year 2000 Qualification guidelines. All of the critical suppliers that the Company has assessed either have completed their Year 2000 internal compliance activities or have presented plans or statements that, at present, meet NCR's expectations. NCR will continue to monitor these suppliers and expects to be prepared to implement prepared contingency plans should the Company determine that any of its critical suppliers will not complete their plans on schedule. In addition, NCR continues to assess its non-critical suppliers. As of the end of the second quarter of 1999, NCR had assessed approximately 95% of its non-critical suppliers. The Company expects that its assessment of the remaining non-critical suppliers will be completed during the third quarter of 1999. New suppliers are also evaluated for Year 2000 readiness.

NCR's assessment of its suppliers is dependent upon its ability to obtain accurate and complete information from them, and on their willingness to provide such information. Moreover, there can be no assurances that all of NCR's suppliers, including its critical suppliers, will be able to effectively achieve Year 2000 readiness. NCR has developed contingency plans to address such situations with respect to both its critical and non-critical suppliers. The Company relies on Solectron to provide essential hardware components of NCR's product offerings. Any major Year 2000 failures by Solectron or any other critical suppliers could materially and adversely impact the Company. Because of Solectron's particular significance to the Company's manufacturing operations, NCR has conducted multiple on-site reviews of Solectron's facilities to ascertain the status of those facilities' Year 2000 readiness. No material Year 2000 issues have been identified in those reviews. Solectron facilities, including all those utilized by NCR, were also subject to an external audit for Year 2000 readiness arranged for by Solectron.

NCR believes that no single customer represents so significant a portion of the Company's revenues that failure on the part of such a customer to plan effectively for Year 2000 would materially impact NCR's consolidated results of operations, financial condition or cash flows. In addition, NCR believes that the diversity of its customer base should minimize the potential financial impact of such an event. Some commentators have predicted that information technology buying trends could be reduced due to Year 2000 issues. While some NCR customers have postponed or have indicated that they may postpone purchasing decisions in order to stabilize their information technology systems to facilitate Year 2000 testing and readiness, others have indicated that Year 2000 readiness should not affect the timing of their purchases, and some have made new purchases to enhance their Year 2000 readiness. The impact of such buying patterns on NCR's financial results is difficult to quantify and may affect the Company's revenue, consolidated results of operations, financial condition or cash flows in upcoming quarters.

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

Despite the Company's substantive Year 2000 plans and efforts, the Company could face significant risks associated with its business-critical operations, including, without limitation, the possible malfunction of NCR's IT and non-IT systems due to unidentified components or applications, undetected errors or defects, and the potential impacts of Year 2000 difficulties experienced by third parties (e.g., suppliers, customers, utilities, governmental units and financial institutions). In particular, risks associated with non-U.S. third parties may be greater than those located domestically, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

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

Contingency Plans: NCR believes it has developed effective Year 2000 plans for the critical areas of its business. However, the Company recognizes that it is not possible to identify and test all potential variables and outcomes relative to Year 2000 issues. Accordingly, the Company has developed over 400 business continuity and contingency plans (BCCPs) for its critical processes. NCR's BCCPs address, among other things, the potential for Year 2000 failures of third parties, including suppliers. BCCPs have also been developed for such areas as customer support services, services delivery, order management, help desks, incident-based services, manufacturing systems, accounting and payroll, networks and processing centers. These plans were completed in the second quarter of 1999. The Company is also, developing or updating, as the case may be complementary disaster recovery plans for approximately 86 a process expects to complete in the third quarter of 1999. Disaster recovery plans are not limited to Year 2000 concerns, and address potential failures of utilities or building services, as well as occurrences such as floods and fires. Both the BCCPs and the disaster recovery plans are expected to be adjusted and coordinated in the third and fourth quarters of 1999 as information and circumstances change.

Environmental
-------------

The Company has been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under
Note 4 of the Notes to Consolidated Financial Statements on page 7 of this quarterly report and such discussion is incorporated in this Item 2 by reference and made a part hereof.

Forward Looking Statements
--------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Factors include price and product/services competition by foreign and domestic competitors, including new entrants; the Company's ability to identify, complete and successfully integrate other businesses through mergers, acquisitions, joint ventures and other business combinations; the ability to identify and expand into new and emerging markets; the ability to continue to introduce competitive new products, services and solutions on a timely, cost effective basis; the ability to achieve and improve profitable gross margins through, among other things, a competitive mix of products/services; the achievement of lower costs and expenses; the pace of market growth for the Company's offerings, such as data warehousing; the Company's ability to execute its strategies for its offerings in various markets; management changes in Japan; protection and validity of patent and other intellectual property rights; reliance on third party and single source or exclusive suppliers, such as Solectron; reliance on alliances with companies that provide products and services that are integrated into NCR's solution offerings; the seasonal nature of the Company's business; risks of operating abroad; and the outcome of pending and future litigation and governmental proceedings, including those related to the environment, health and safety. These foregoing are representative, but do not constitute a complete list, of the Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, NCR's performance in these markets, retention of personnel, general domestic and international political or economic conditions, including interest rate and currency exchange rate fluctuations, Euro changeover and other Factors.

For a further description of Factors that could cause actual results to differ materially from such forward-looking statements, see Footnote 4 of the Notes to Consolidated Financial Statements in Item 1 hereof, Item 3. Quantitative and Qualitative Disclosure About Market Risk, the discussion above captioned Year 2000 and also see the discussion of such Factors in Form 10-Q for the quarter ended March 31, 1999, the Company's Form 10-K for the Fiscal Year ended December 31, 1998 and in the Company's other securities filings.

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

For purposes of specific risk analysis, NCR uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. A 10% strengthening of the U.S. Dollar from levels present at June 30, 1999 results in an increase of 1 million U.S. Dollars to the current fair value of derivatives protecting anticipated exposures. A 10% weakening in U.S. Dollar exchange rates would increase the same fair value of derivatives by 16 million U.S. Dollars.

The interest rate risk associated with NCR's borrowing and investing activities at June 30, 1999 is not material in relation to NCR's consolidated financial position, results of operations or cash flows. NCR does not generally use derivative financial instruments to alter the interest rate characteristics of its investment holdings or debt instruments.

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 4 of the Notes to Consolidated Financial Statements on page 8 of this quarterly report and is incorporated in this Item 1 as by reference and made a part hereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

    3.1 Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation, as amended May 14, 1999.

    3.2 Bylaws of NCR Corporation, as amended and restated on February 19, 1998 (incorporated by reference to Exhibit 3.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1997).

    4.1 Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

    4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

   10.1       Termination Agreement dated May 26, 1999.

     27       Financial Data Schedule.


   (b)  Reports on Form 8-K


NCR filed a Current Report on Form 8-K dated May 17, 1999, reporting under Item 5 of such form the news release addressing NCR's cash out of record stockholders with small holdings.


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


                                           NCR CORPORATION

Date:  August 12, 1999                     By:  /s/ David Bearman
                                           -------------------------------------

                                           David Bearman, Senior Vice-President
                                           and Chief Financial Officer