Form 10-Q
period 1999-09-30
NCR CORP
filed 1999-11-12
CIK 70866

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No______
                                        ---


Number of shares of common stock, $.01 par value per share, outstanding as of October 31, 1999 was 96,561,969.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                  Description                          Page
                                  -----------                          ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
         Three and Nine Months Ended September 30, 1999 and 1998         3

         Condensed Consolidated Balance Sheets
         September 30, 1999 (Unaudited) and December 31, 1998            4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine Months Ended September 30, 1999 and 1998                   5

         Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17


                          PART II. Other Information

                                  Description                          Page
                                  -----------                          ----



Item 1.  Legal Proceedings                                              18

Item 6.  Exhibits and Reports on Form 8-K                               18

         Signature                                                      19

                        Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                       September 30
                                                      --------------------------          -------------------------
                                                          1999              1998              1999             1998
                                                          ----              ----              ----             ----
Revenue
Products                                               $   808           $   866           $ 2,325          $ 2,409
Services                                                   722               689             2,110            2,029
                                                       -------           -------           -------          -------
Total Revenue                                            1,530             1,555             4,435            4,438
                                                       -------           -------           -------          -------
Operating Expenses
Cost of products                                           513               562             1,485            1,594
Cost of services                                           554               532             1,607            1,557
Selling, general and administrative expenses               329               341               992            1,006
Research and development expenses                           82                87               246              259
                                                       -------           -------           -------          -------
Total Operating Expenses                                 1,478             1,522             4,330            4,416
                                                       -------           -------           -------          -------

Income from Operations                                      52                33               105               22

Interest expense                                            (3)               (1)               (8)              (8)
Other income, net                                           37                10                68              120

Income Before Income Taxes                                  86                42               165              134

Income tax expense                                          33                17                63               61
                                                       -------           -------           -------          -------
Net Income                                             $    53           $    25           $   102          $    73
                                                       =======           =======           =======          =======

Net Income per Common Share
    Basic                                              $  0.54           $  0.25           $  1.04          $  0.72
    Diluted                                            $  0.53           $  0.25           $  1.00          $  0.71

Weighted Average Common Shares Outstanding
    Basic                                                 97.6              99.9              98.3            101.9
    Diluted                                              101.1             100.7             102.0            102.9

See accompanying notes.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                           September 30        December 31
                                                                              1999               1998
                                                                           -------------       -----------
                                                                            (Unaudited)
Assets
Current assets
  Cash and short-term investments                                              $   595              $  514
  Accounts receivable, net                                                       1,291               1,556
  Inventories                                                                      392                 384
  Other current assets                                                             157                 178
                                                                               -------              ------
Total Current Assets                                                             2,435               2,632

Reworkable service parts, net                                                      219                 232
Property, plant and equipment, net                                                 863                 872
Other assets                                                                     1,266               1,156
                                                                               -------              ------
Total Assets                                                                   $ 4,783              $4,892
                                                                               =======              ======
Liabilities and Stockholders' Equity
Current liabilities
 Short-term borrowings                                                         $    63              $   50
 Accounts payable                                                                  321                 376
 Payroll and benefits liabilities                                                  287                 303
 Customer deposits and deferred service revenue                                    364                 352
 Other current liabilities                                                         603                 619
                                                                               -------              ------
Total Current Liabilities                                                        1,638               1,700

Long-term debt                                                                      32                  33
Pension and indemnity liabilities                                                  411                 420
Postretirement and postemployment benefits liabilities                             590                 655
Other long-term liabilities                                                        603                 593
Minority interests                                                                  48                  44
                                                                               -------              ------
Total Liabilities                                                                3,322               3,445
                                                                               -------              ------
Commitments and contingencies

Stockholders' Equity
Preferred stock: par value $.01 per share, 100.0 shares
 authorized, no shares issued or outstanding                                         -                   -
Common stock: par value $.01 per share, 500.0 shares
 authorized; 104.5 and 105.0 shares issued at September 30, 1999 and December 31, 1998, respectively; 96.3 and 98.7 shares
 outstanding at September 30, 1999 and December 31, 1998, respectively               1                   1
Retained earnings and paid-in capital                                            1,426               1,429
Other                                                                               34                  17
                                                                               -------              ------
Total Stockholders' Equity                                                       1,461               1,447
                                                                               -------              ------
Total Liabilities and Stockholders' Equity                                     $ 4,783              $4,892
                                                                               =======              ======

See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                    1999          1998
                                                                    ----          ----
Operating Activities
Net income                                                       $  102         $   73
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                     278            274
  Net gain on sales of assets                                       (35)           (55)
Changes in operating assets and liabilities:
  Receivables                                                       266             (6)
  Inventories                                                        (9)           (56)
  Current payables                                                  (50)           (43)
  Deferred revenue and customer deposits                             12             53
  Timing of disbursements for employee severance and
     pension                                                       (158)          (153)
  Other assets and liabilities                                      (52)          (213)
                                                                 ------         ------
Net Cash Provided by (Used in) Operating Activities                 354           (126)
                                                                 ------         ------
Investing Activities
Short-term investments, net                                         (93)           150
Expenditures for service parts and property, plant
  and equipment                                                    (251)          (244)
Acquisition of minority interest in subsidiary                        -           (271)
Proceeds from sales of facilities and other assets                  130            268
Other investing activities                                          (68)           (70)
                                                                 ------         ------
Net Cash Used in Investing Activities                              (282)          (167)
                                                                 ------         ------
Financing Activities
Purchase of Company common stock                                   (161)          (200)
Short-term borrowings, net                                           13             16
Long-term debt                                                       (1)            (2)
Other financing activities                                           71             44
                                                                 ------         ------
Net Cash Used in Financing Activities                               (78)          (142)
                                                                 ------         ------

Effect of exchange rate changes on cash and cash equivalents         (6)            (8)
                                                                 ------         ------

Decrease in Cash and Cash Equivalents                               (12)          (443)
Cash and Cash Equivalents at Beginning of Period                    488            886
                                                                 ------         ------
Cash and Cash Equivalents at End of Period                       $  476         $  443
                                                                 ------         ------

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1998 Annual Report to Stockholders, Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

Certain prior years amounts have been reclassified to conform to the 1999 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                                     Three Months                       Nine Months
                                                                  Ended September 30                 Ended September 30
                                                                  ------------------                 ------------------

Comprehensive Income                                             1999             1998              1999             1998
                                                              ----------       ----------        ----------       ----------
Net income                                                    $       53        $      25         $     102       $       73
Other comprehensive (loss) income, net of tax:
   Additional minimum pension liability and other                      0               (1)                8               15
   Currency translation adjustments                                   54               23                 9              (18)
                                                              ----------       ----------        ----------       ----------
Total comprehensive income                                    $      107       $       47        $      119       $       70
                                                              ==========       ==========        ==========       ==========

                                                              September 30                 December 31
                                                                  1999                        1998
                                                               ----------                  ----------
Cash and Short-Term Investments
Cash and cash equivalents                                      $      476                   $     488
Short-term investments                                                119                          26
                                                               ----------                   ---------
Total cash and short-term investments                          $      595                   $     514
                                                               ==========                   =========
Inventories
Finished goods                                                 $      326                   $     324
Work in process and raw materials                                      66                          60
                                                               ----------                   ---------
Total inventories                                              $      392                   $     384
                                                               ==========                   =========

3. SEGMENT INFORMATION

NCR assesses performance and allocates resources based principally on the customers served and the industries in which such customers operate. Accordingly, NCR categorizes its operations into four strategic segments:
Retail, Financial, National Accounts and Systemedia.

The following tables present data for revenue and operating income by industry operating segments (in millions):

                                                  Three Months                        Nine Months
                                               Ended September 30                 Ended September 30
                                               ------------------                 ------------------

                                              1999             1998              1999             1998
                                           ----------       ----------        ----------       ----------
Revenue
Retail                                     $      396        $     348         $   1,127       $      970
Financial                                         623              697             1,828            1,953
National Accounts                                 383              359             1,064            1,032
Systemedia                                        120              120               352              358
All other segments                                  8               31                64              125
                                           ----------       ----------        ----------       ----------
Consolidated revenue                       $    1,530       $    1,555        $    4,435       $    4,438
                                           ==========       ==========        ==========       ==========

                                                                  Three Months                   Nine Months
                                                               Ended September 30             Ended September 30
                                                               -------------------           -------------------
                                                                 1999         1998               1999       1998
                                                                 ----         ----               ----       ----
Operating Income
Retail                                                       $     35     $      3         $     90      $     0
Financial                                                          64           65              174          158
National Accounts                                                  39            4               83           14
Systemedia                                                          8            7               25           26
Unallocated corporate expenses and other segments                 (94)         (46)            (267)        (176)
                                                             --------     --------         --------      -------
Consolidated operating income                                $     52     $     33         $    105      $    22
                                                             ========     ========         ========      =======

4. CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 1999 cannot currently be determined.

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

5. STOCK REPURCHASE PROGRAM

As of September 30, 1999, the Company has committed $176 million of $250 million authorized for share repurchases. As a result of the reverse/forward stock split initiative, approximately 2.4 million shares were repurchased at a cost of $42.30 per share. In the second and third quarters of 1999 an additional 1.9 million shares were repurchased on the open market, at an average cost of $39.09 per share. Both of these stock repurchase programs are pursuant to the share repurchase program authorized by the Board of Directors on April 15, 1999.

On October 21, 1999, NCR's Board of Directors approved an additional share repurchase program of $250 million. NCR expects to implement the program through open market or through privately negotiated transactions on an on-going basis.

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

7. RESTRUCTURING

On October 21, 1999, the Company's Board of Directors approved a restructuring program to accelerate the transformation of the Company from a computer hardware and product company, to a technology solutions and service provider. The changes will lead to an alignment around three key solutions, elimination of approximately 1,500 positions, and an enhanced leverage of the investment in the Data Warehousing offering. The three key solutions are Data Warehousing, Financial Self Service, and Retail Store Automation. Restructuring and other related non-recurring charges in the range of $200-$250 million pre-tax are expected to be recorded in the fourth quarter of 1999.

8. SALE OF PROPERTY

On October 26, 1999, the Company sold its land and office building located in Akasaka, Japan. A pre-tax gain of approximately $70 million will be recognized in the fourth quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1998
--------

Results of Operations

Revenue: Revenue for the three months ended September 30, 1999 was $1,530 million, down 2% from the third quarter of 1998. Foreign currency exchange rates had no material impact on revenue compared with the third quarter of 1998.

Revenue gains in the quarter compared to prior year occurred in the Retail and National Accounts industries at 14% and 7% respectively. These gains were offset by declines in the Financial and Other industries of 11% and 74% respectively. Downward pressure on revenue is expected in the fourth quarter of 1999 compared to the fourth quarter of 1998 within the Retail, Financial and National Accounts industries due to the planned decline in commodity hardware and information technology buying trends associated with Year 2000 issues. Systemedia industry revenue remained flat compared to the third quarter of 1998.

Revenue in the third quarter of 1999 compared with the third quarter of 1998 increased 23% in the Asia Pacific region, excluding Japan, with a decrease of 7% in Japan, 2% in Europe/Middle East/Africa and 4% in the Americas. The revenue declines experienced in Japan reflect market challenges in that area as well as NCR's decision to exit the Super ATM business in Japan. NCR continues to take steps to strengthen its operations in Japan including changes in management, and expects continuing improvements in future operating results. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 1% in Europe/Middle East/Africa, 18% in the Asia Pacific region, excluding Japan, and decreased 26% in Japan. The Americas region comprised 54% of NCR's total revenue in the third quarter of 1999, Europe/Middle East/Africa region comprised 30%, Japan comprised 8% and the Asia Pacific region, excluding Japan, comprised 8%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.7 percentage points to 30.3% in the third quarter of 1999 from 29.6% in the third quarter of 1998. Products gross margin increased 1.4 percentage points to 36.5% in the third quarter of 1999. This increase is attributable to improved product mix and margin rate improvement in most product lines.
Services gross margin increased 0.5 percentage points to 23.3% in the third quarter of 1999.

Selling, general and administrative expenses decreased $12 million, or 4%, in the third quarter of 1999 from the third quarter of 1998. As a percentage of revenue, selling, general and administrative expenses were 21.5% in the third quarter of 1999 and 21.9% in the third quarter of 1998. This decrease is due to continued focus on expense reduction. Research and development expenses decreased $5 million to $82 million in the third quarter of 1999. As a percentage of revenue, research and development expenses were 5.4% in the third quarter of 1999 versus 5.6% in the third quarter of 1998. The third quarter research and development expenses continue to reflect the changing revenue base, and the investment continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Income Before Income Taxes: NCR reported operating income of $52 million in the third quarter of 1999 compared to operating income of $33 million in the third quarter of 1998. Other income, net of expenses, was $34 million in the third quarter of 1999 compared to $9 million in the third quarter of 1998. Other income in 1999 includes approximately $28 million of gains on the sales of facilities. Income before income taxes was $86 million in the third quarter of 1999 compared to $42 million in the third quarter of 1998.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $33 million in the third quarter of 1999 compared to $17 million in the third quarter of 1998. The third quarter 1999 tax provision compared to the 1998 period reflects a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, mainly the United States.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

Results of Operations

Revenue: Revenue for the nine months ended September 30, 1999 was $4,435 million which was flat compared to the first nine months of 1998. When adjusted for the impact of changes in currency exchange rates, revenue decreased 1%.

Revenue gains occurred in the first nine months of 1999 compared to prior year in Retail and National Accounts industries of 16% and 3% respectively. These gains were entirely offset by declines in Financial industry of 6%, Systemedia of 2% and Other industry of 49%.

Revenue in the first nine months of 1999 compared with the first nine months of 1998 increased 1% in the Americas, 16% in the Asia Pacific region, excluding Japan, and remained flat in Europe/Middle East/Africa. Revenue in the same period decreased 13% in Japan. The revenue declines experienced in Japan reflect market challenges in that area as well as NCR's decision to exit the Super ATM business in Japan. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 2% in Europe/Middle East/Africa, 14% in the Asia Pacific region, excluding Japan, and decreased 25% in Japan. The Americas region comprised 53% of NCR's total revenue in the first nine months of 1999, Europe/Middle East/Africa region comprised 31%, Japan comprised 9% and the Asia Pacific region, excluding Japan, comprised 7%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.3 percentage points to 30.3% in the first nine months of 1999 from 29.0% in the same period of 1998. Products gross margin increased 2.3 points to 36.1% in the first nine months of 1999. This increase is attributable to improved product mix and margin rate improvement in most product lines.
Services gross margin increased 0.5 points to 23.8% in the first nine months of 1999 due primarily to improvements in customer support and professional services margins.

Selling, general and administrative expenses decreased $14 million in the first nine months of 1999 from the first nine months of 1998. As a percentage of revenue, selling, general and administrative expenses were 22.4% in the first nine months of 1999 and 22.7% in the first nine months of 1998. This decrease is due to continued focus on expense reduction. Research and development expenses decreased $13 million to $246 million in the first nine months of 1999. As a percentage of revenue, research and development expenses were 5.5% in the first nine months of 1999 versus 5.8% in the first nine months of 1998. The trend in research and development expenses continues to reflect the changing revenue base, and the investment continues to move toward software and solutions development efforts, with less emphasis on hardware, operating systems and middleware.

Income Before Income Taxes: NCR reported operating income of $105 million in the first nine months of 1999 compared to an operating income of $22 million in the same period of 1998. Other income, net of expenses, was $60 million in the first nine months of 1999 compared to $112 million in the first nine months of 1998. Other income in 1999 includes gains of approximately $39 million on the sales of facilities. Other income in 1998 includes a non-recurring gain of $55 million on the sale of TOPEND to BEA Systems, Inc (BEA). Income before income taxes was $165 million in the first nine months of 1999 compared to $134 million in the same period of 1998.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $63 million in the first nine months of 1999 compared to $61 million in the first nine months of 1998. The first nine months 1999 tax provision compared to the 1998 periods primarily reflects a return to more normalized tax rate levels. The normalization of tax rates is primarily due to improved profitability in certain tax jurisdictions, mainly the United States.

Financial Condition, Liquidity, and Capital Resources

NCR's cash, cash equivalents, and short-term investments totaled $595 million at September 30, 1999, compared to $514 million at December 31, 1998.

Operating Activities: NCR generated cash flows from operations of $354 million in the first nine months of 1999 while net cash flows used in operations were $126 million in the first nine months of 1998. The cash generated in operations in the first nine months of 1999 was driven primarily by improved asset management. Receivable balances decreased $266 million in the first nine months of 1999 compared to an increase of $6 million in the same period in 1998. The improvement in 1999 reflects a strong focus on collections. Inventory balances increased $9 million in the first nine months of 1999 compared to an increase of $56 million in the first nine months of 1998. 1998 operating activities included a $55 million gain in the sale of TOPEND to BEA.

Investing Activities: Net cash flows used in investing activities were $282 million in the first nine months of 1999 and $167 million in the same period of 1998. In 1999, NCR purchased short-term investments of $93 million compared with an investment reduction of $150 million in 1998. The increase in 1999 reflects the improvement in operating results. Capital expenditures were $251 million for the first nine months of 1999 and $244 million for the comparable period in 1998. Capital expenditures generally relate to expenditures for reworkable parts used to service customer equipment, expenditures for equipment and facilities used in manufacturing and research and development, and expenditures for facilities to support sales and marketing activities. 1998 proceeds from the sale of facilities and other assets includes the sale of NCR's TOP END middleware technology to BEA and the sale of NCR's retail and computer systems manufacturing operations to Solectron Corp. ("Solectron").

Financing Activities: Net cash used in financing activities was $78 million in the first nine months of 1999 compared to $142 million used in the first nine months of 1998. As of September 30, 1999, $161 million of cash was used in the repurchase of Company stock pursuant to the share repurchase program included in
Note 5 of the Notes to Consolidated Financial Statements; $200 million of cash was used in the same period of 1998 to repurchase Company stock. In the first nine months of 1999, NCR reported cash flows of $71 million from other financing activities compared to $44 million in the same period of 1998. Other financing cash flows primarily relate to share activity under NCR's employee stock purchase plan.

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

NCR's Year 2000 plans include, without limitation: (1) replacing or upgrading NCR's affected internal information technology (IT) systems and non-IT systems (those which include embedded microprocessors such as security systems or factory production equipment), (2) developing Year 2000 Qualified products as part of its offerings to customers, (3) designating products that will not be rendered Year 2000 Qualified, (4) making Year 2000 upgrades available for certain products and (5) identifying options for customers to migrate from non-Qualified products to Year 2000 Qualified products. "Year 2000 Qualification" means that a particular NCR product has been reviewed to confirm that it stores, processes

(including sorting and performing mathematical operations), inputs and outputs data containing date information correctly, regardless of whether the data contains dates before, on, or after January 1, 2000. NCR products that do not perform date manipulation, and that do not alter any date information that flows through them, are also considered Year 2000 Qualified. NCR's Year 2000 Qualification Requirements Definition also sets forth a series of operating conditions that a product must satisfy to be designated Qualified or Qualified With Comment. Since 1997, NCR has acquired a number of corporate entities. Some of these acquired companies employed Year 2000 readiness definitions applicable to their products or services that differed from NCR's Qualification concept, but which NCR considered acceptable. Such products continue to be available for sale, although not under NCR's Qualified designation.

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

The Company has completed inventory, assessment, remediation and testing of all of the products it presently develops and provides to customers. Installation of Year 2000 Qualified products at customer sites is largely dependent upon, among other things, the customers' schedules, the availability of personnel for installations and the presence or absence of Year 2000 plans on the customers' part. NCR has encouraged its customers to plan their installations of Year 2000 Qualified products or upgrades well before the end of 1999, to prevent strains on NCR's ability to supply any necessary installation services and to allow customers time for full system testing. Nonetheless, some installations are occurring or are scheduled to occur in the closing months of 1999 and there can be no certainty that all such installations will be timely completed, particularly those made very close to the occurrence of the Year 2000, due to excessive demands for qualified personnel to provide them. NCR has designated the Year 2000 Qualification status of several thousand of its current and former products, and has made that directly available to past and present customers through links on its Year 2000 website. Through that website, direct contacts to customers with formal account teams assigned to them, its "800" call center, mailings to customers, and other means, NCR has sought to convey information on the status of its products, to advise on the availability or discontinuation of maintenance services for older products, and to provide information on upgrades or migration paths. There can be no assurance, however, that all owners of NCR products, particularly if they are not current maintenance customers, or otherwise have no current NCR relationship, can be identified or contacted.

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

The Company has completed its inventory, assessment, remediation and testing of the Year 2000 issues associated with its critical global IT systems (e.g., manufacturing, financial management, incident management, payroll and statutory, and order processing systems). As of October 10, 1999, deployment (including retirement of legacy systems) was complete for all of these critical IT systems, which are supported by the Company's Information Technology Services group. The Company has also completed its inventory, assessment, remediation and testing of Year 2000 issues associated with its non-critical global internal information systems supported by the Information Technology Services group, and deployment (including retirement of legacy systems) was complete for approximately 99% of such systems as of October 10, 1999. Other, typically localized IT systems, applications or tools are directly supported by various business units of the Company around the world; most of these are categorized as non-critical to the locations and business units that utilize them, and none are categorized as critical to the Company and its subsidiaries taken as a whole. The Company's Year 2000 analysis and related deployment for these systems, applications and tools was substantially complete at the end of the third quarter of 1999, with the remainder of such activities expected to be completed in the fourth quarter of 1999. In addition, the Company has completed its inventory and assessment of the Year 2000 issues associated with its non-IT systems, including telecommunication equipment, security systems and embedded microprocessors, at its manufacturing, distribution and office facilities around the world. The Company did not identify any significant business impact as a result of Year 2000 issues in connection with such systems.

NCR has requested information from substantially all of its key suppliers concerning their Year 2000 readiness to assess the suppliers' ability to continue to deliver products and services to NCR, as well as the Year 2000 readiness of those products and services themselves. Suppliers are categorized as critical (meaning their failure to deliver products or services could have a critical impact on some phase or phases of NCR's business) or non-critical (typically designating a supplier that is NCR's primary source of a significant product or service, but for which one or more alternate sources also exist). At this time, approximately 235 and 525 suppliers are identified in those respective categories (other suppliers, such as those utilized on a spot basis, in very low volume, or for generic commodity purchases not critical to the Company's business, are excluded). NCR has conducted reviews and completed its initial assessment of its critical suppliers in accordance with its Year 2000 Qualification guidelines. All of the critical suppliers that the Company has assessed either have completed their Year 2000 internal compliance activities or have presented plans or statements that, at present, meet NCR's expectations. NCR will continue to monitor these suppliers and expects to be prepared to implement prepared contingency plans should the Company determine that any of its critical suppliers will not complete their plans on schedule. In addition, NCR continues to assess its non-critical suppliers. NCR has completed its assessment of all of its non-critical suppliers and continues to evaluate new suppliers for Year 2000 readiness.

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

NCR believes that no single customer represents so significant a portion of the Company's revenues that failure on the part of such a customer to plan effectively for Year 2000 would materially impact NCR's consolidated results of operations, financial condition or cash flows. In addition, NCR believes that the diversity of its customer base should minimize the potential financial impact of such an event. Some commentators have predicted that information technology buying trends could be reduced due to Year 2000 issues. While some NCR customers have postponed or have indicated that they may postpone purchasing decisions in order to stabilize their information technology systems to facilitate Year 2000 testing and readiness, others have indicated that Year 2000 readiness should not affect the timing of their purchases, and some have made new purchases to enhance their Year 2000 readiness. The impact of such buying patterns on NCR's financial results is difficult to quantify, but NCR expects that an increase in the number of customers having elected to stabilize their systems until the year 2000 may have an adverse effect on the Company's revenue, consolidated results of operations, financial condition or cash flows in the fourth quarter of 1999.

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

Despite the Company's substantive Year 2000 plans and efforts, the Company could face significant risks associated with its business-critical operations, including, without limitation, the possible malfunction of NCR's IT and non-IT systems due to unidentified components or applications, undetected errors or defects, and the potential impacts of Year 2000 difficulties experienced by third parties (e.g., suppliers, customers, resellers and distributors, utilities, governmental units and financial institutions). In particular, risks associated with non-U.S. third parties may be greater than those located domestically, as it is widely reported that many non-U.S. businesses and governments are not addressing their Year 2000 issues on a timely basis.

In addition, despite the Company's Year 2000 Qualification and testing processes, NCR could face significant Year 2000 risks as a vendor of technology products and services. Such risks include, but are not limited to, the following uncertainties: NCR's products, including those of companies it has recently acquired, may contain undetected errors or defects associated with Year 2000 issues; NCR may be unable to identify and notify affected customers of local or other products that are not Year 2000 Qualified; installation schedules of Year 2000 Qualified products may be delayed; and demand for installation services may exceed the ability of NCR and other service providers to meet that demand (as noted above, there are customers who are still implementing their upgrades in the closing months of 1999, and some may be unable to achieve their schedules). In addition, NCR has provided a range of services, including software code development, as contracted and specified by its customers. Typically, such services and products have been accepted by the customers and warranties for them have expired; however, there is some risk that customers will claim that NCR bears responsibility for Year 2000 issues involving their systems. The Company also has provided Year 2000 code remediation services to a small number of its customers. Some commentators have noted that the complexity of identifying and testing Year 2000 issues in connection with such services raises prospects of liability. NCR's contractual arrangements typically contain limited warranties and limitations on liability, but there can be no assurance that these limitations will be upheld in all instances. Any of these or other unforeseen Year 2000 risks could increase service, customer satisfaction, warranty and litigation costs. While no litigation has been initiated against NCR in connection with Year 2000 issues, suits have been brought against other technology vendors and such claims may be advanced against NCR in the future.

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

Contingency Plans: NCR believes it has developed effective Year 2000 plans for the critical areas of its business. However, the Company recognizes that it is not possible to identify and test all potential variables and outcomes relative to Year 2000 issues. Accordingly, the Company has developed over 400 business continuity and contingency plans (BCCPs) for its critical processes. NCR's BCCPs address, among other things, the potential for Year 2000 failures of third parties, including suppliers. BCCPs have also been developed for such areas as customer support services, services delivery, order management, help desks, incident-based services, manufacturing systems, accounting and payroll, networks and processing centers. These plans were completed in the second quarter of 1999. As of the end of the third quarter of 1999, the Company has developed and updated, as the case may be, complementary disaster recovery plans for its 89 identified critical facilities. Disaster recovery plans are not limited to Year 2000 concerns, and address potential failures of utilities or building services, as well as occurrences such as floods and fires. Both the BCCPs and the disaster recovery plans are expected to be adjusted and coordinated in the fourth quarter of 1999 as information and circumstances change.

Environmental
-------------
The Company has been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under
Note 4 of the Notes to Consolidated Financial Statements on page 7 of this quarterly report and such discussion is incorporated in this Item 2 by reference and made a part hereof.

Restructuring
-------------
On October 21, 1999, the Company's Board of Directors approved a restructuring program to accelerate the transformation of the Company from a computer hardware and product company, to a technology solutions and service provider. The changes will lead to an alignment around three key solutions, elimination of approximately 1,500 positions, and an enhanced leverage of the investment in the Data Warehousing offering. The three key solutions are Data Warehousing, Financial Self Service, and Retail Store Automation. Restructuring and other related non-recurring charges in the range of $200-$250 million pre-tax are expected to be recorded in the fourth quarter of 1999. The Company anticipates annual savings of approximately $75 million as a result of the restructuring, beginning in 2000, although there are no assurances that this level of savings will be achieved.

Forward Looking Statements
--------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Factors include price and product/services competition by foreign and domestic competitors, including new entrants; the Company's ability to identify, complete and successfully integrate other businesses through mergers, acquisitions, joint ventures and other business combinations; the ability to identify and expand into new and emerging markets; the ability to continue to introduce competitive new products, services and solutions on a timely, cost effective basis; the ability to achieve and improve profitable gross margins through, among other things, a competitive mix of products/services; the achievement of lower costs and expenses; the pace of market growth for the Company's offerings, such as data warehousing; the effectiveness of the Company's new advertising campaign; the Company's ability to execute its strategies for its offerings in various markets, including e-commerce and other new industries beyond its traditional focus; the Company's ability to exit certain of its businesses as planned and its ability to execute the new restructuring of its businesses into Data Warehousing, Financial Self Service and Retail Store Automation; management changes in Japan; protection and validity of patent and other intellectual property rights; reliance on third party and single source or exclusive suppliers, such as Solectron; reliance on alliances with companies that provide products and services that are integrated into NCR's solution offerings; the seasonal nature of the Company's business; risks of operating abroad; and the outcome of pending and future litigation and governmental proceedings, including those related to the environment, health and safety. These foregoing are representative, but do not constitute a complete list, of the Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, NCR's performance in these markets, retention of personnel, general domestic and international political or economic conditions, including interest rate and currency exchange rate fluctuations, Euro changeover and other Factors.

For a further description of Factors that could cause actual results to differ materially from such forward-looking statements, see Footnote 4 of the Notes to Consolidated Financial Statements in Item 1 hereof, Item 3 Quantitative and Qualitative Disclosure About Market Risk, the discussion above captioned Year 2000 and also see the discussion of such Factors in Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, the Company's Form 10-K for the Fiscal Year ended December 31, 1998 and in the Company's other securities filings.

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

For purposes of specific risk analysis, NCR uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. A 10% strengthening of the U.S. Dollar from levels present at September 30, 1999 results in a decrease of 4 million U.S. Dollars to the current fair value of derivatives protecting anticipated exposures. A 10% weakening in U.S. Dollar exchange rates would increase the same fair value of derivatives by 20 million U.S. Dollars.

The interest rate risk associated with NCR's borrowing and investing activities at September 30, 1999 is not material in relation to NCR's consolidated financial position, results of operations or cash flows. NCR does not generally use derivative financial instruments to alter the interest rate characteristics of its investment holdings or debt instruments.

                          Part II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 4 of the Notes to Consolidated Financial Statements on page 8 of this quarterly report and is incorporated in this Item 1 as by reference and made a part hereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

   3.1 Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation, as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999).

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

   27        Financial Data Schedule.

         (b) Reports on Form 8-K

             No reports filed on Form 8-K for the quarter ended September 30, 1999.


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


                                    NCR CORPORATION


Date:  November 12, 1999            By: /s/ David Bearman
                                       ----------------------------------

                                    David Bearman, Senior Vice-President
                                    and Chief Financial Officer

19