Form 10-K
period 1999-12-31
NCR CORP
filed 2000-03-09
CIK 70866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER  31, 1999

                       Commission File Number 001-00395

                                NCR CORPORATION
            (Exact name of registrant as specified in its charter)

             Maryland                                   31-0387920
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

      1700 South Patterson Blvd.
            Dayton, Ohio                                  45479
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 22, 2000 was approximately $3.8 billion. At February 22, 2000, there were 93,834,699 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999.

Part III: Portions of the registrant's Proxy Statement dated March 10, 2000, issued in connection with the annual meeting of stockholders.

                               TABLE OF CONTENTS

                                    PART I

Item                              Description                              Page
----                              -----------                              ----

1.    Business..............................................................1
2.    Properties............................................................5
3.    Legal Proceedings.....................................................5
4.    Submission of Matters to a Vote of Security Holders...................5
4.(a) Executive Officers of the Registrant..................................6

                                    PART II

                                  Description
                                  -----------

5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters..................................................8
6.    Selected Financial Data...............................................8
7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................8
7.(a) Quantitative and Qualitative Disclosures about Market Risk............8
8.    Financial Statements and Supplementary Data...........................8
9.    Changes in Accountants................................................8
9.(a) Disagreements with Accountants on Accounting and Financial
       Disclosure...........................................................8

                                   PART III

                                  Description
                                  -----------

10.   Directors and Executive Officers of the Registrant....................9
11.   Executive Compensation................................................9
12.   Security Ownership of Certain Beneficial Owners and Management........9
13.   Certain Relationships and Related Transactions........................9

                                    PART IV

                                  Description
                                  -----------

14.   Financial Statement Schedules, Reports on Form 8-K and Exhibits......10


This Report contains trademarks, service marks, and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                    PART I

Item 1.  BUSINESS

General

     NCR Corporation and its subsidiaries (NCR or the Company) provide solutions designed specifically to enable businesses to build, expand and enhance their relationships with their customers by facilitating transactions and transforming data from transactions into useful business information.

     Through its presence at customer interaction points, such as self service (e.g., automated teller machines) or store automation (e.g., point-of-sale workstations), NCR's solutions are designed to help businesses process consumer transactions. They also offer businesses the opportunity to centralize detailed information in a data warehouse, analyze the complex relationships among all of the different data elements and respond with programs designed to improve consumer acquisition, retention and profitability. NCR offers specific solutions for the retail and financial industries and also provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce as well as consumer goods manufacturers and government entities. These solutions are built on NCR's foundation of long-established industry knowledge and consulting expertise, value-adding software, global customer support services, a complete line of consumable and media products and a range of hardware technology.

     NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. Effective December 31,1996, AT&T distributed to its stockholders all of its interest in NCR (the Distribution) on the basis of one share of NCR common stock for each 16 shares of AT&T common stock. The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR".

     Revenue by similar classes of products and services is reported in Note 10, "Segment Information and Concentrations" in the Notes to Consolidated Financial Statements on pages 74-77 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

     Geographic information is reported in Note 10, "Segment Information and Concentrations" in the Notes to Consolidated Financial Statements on pages 74-77 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

     NCR operates in one industry, the information technology industry, and its business is structured along the four operating segments described below.

Retail Industry Solutions

     Products, Services and Solutions

     NCR's retail industry solutions are designed to improve customer service and operating efficiency. These solutions bring together the Company's industry expertise, professional consulting services, software, hardware and strategic alliances to build integrated solutions that improve retail customers' business results. Offerings for the retail industry are grouped into two solution portfolios: Store Automation and Retail Data Warehousing.

     Store Automation solutions are designed to improve service levels and operating efficiency for retailers. Solutions may include point-of-sale terminals, barcode scanners, scanner-scales, electronic shelf labeling, kiosks/Web kiosks, applications software and other hardware and software utilized in merchandise checkout areas, along with professional consulting and customer support services.

     Retail Data Warehousing solutions enable retailers to use information gathered from customer transactions to analyze and manage every outlet, product and consumer relationship, individually.

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

     NCR's offerings for the retail industry are marketed through a combination of direct and indirect channels. The majority of the networked and scalable data warehousing offerings sold by NCR into the retail industry are sold through the Company's direct sales force. In addition to being sold by NCR's direct sales force, NCR retail products, services and solutions are sold through alliances with value-added resellers, distributors and dealers worldwide. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities and marketing programs, to this sales channel. In recent years, over 90% of traditional retail product sales (primarily barcode scanners and point-of-sale terminals) were sold by the direct sales force; the remainder were sold through indirect channels.

     Competition

     NCR faces significant competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor's consulting and support services. NCR's competitors vary by solution, product, service offering and geographic area.

Financial Industry Solutions

     Products, Services and Solutions

     NCR's financial industry solutions are designed to help the financial services industry process consumer transactions, with particular focus on retail banking. These offerings include four solution portfolios: Self Service, Financial Data Warehousing, Payment and Imaging and Channel Delivery.

     The Self Service solutions offer a complete range of self service consumer interaction points. These Self Service solutions are principally automated teller machines (ATMs), including specialized models that dispense customized information and non-cash items such as tickets and coupons, along with professional consulting and customer support services. NCR incorporates biometrics technology, such as iris-scanning customer identification, in some offerings.

     Financial Data Warehousing solutions enable financial services institutions to transform data about consumer behavior into information that can be used to change the way financial businesses interact with those consumers.

     Payment and Imaging solutions include item-processing devices that read and sort checks and other paper items, image-processing devices that convert checks and other paper items into electronic images, outsourced management of item-image processing facilities, professional consulting and customer support services, and products and services related to emerging methods of payment.

     Channel Delivery solutions are designed to help banks reach customers through new channels and include products and professional consulting and customer support services related to bank branch automation, call centers, home banking, switching and account processing.

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

     NCR has historically distributed most of its financial solutions, products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. In recent years, over 90% of traditional financial product sales were sold by the direct sales force; the remainder were sold through indirect channels.

     Competition

     NCR faces significant competition in the financial services industry in all geographic areas where it operates. The primary areas of competitive differentiation can vary, but typically include quality of the solutions or products, the industry knowledge of the vendor, the vendor's ability to provide and support a total, end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction and the quality of the vendor's support and consulting services. NCR's competitors vary by solution, product, service offering and geographic area.

Teradata Solutions

     Products, Services and Solutions

     NCR's Teradata Solutions Group (TSG) provides Data Warehousing and other solutions to interface with customers through new channels. The customer base primarily includes industries such as telecommunications, transportation, insurance, utilities and electronic commerce as well as consumer goods manufacturers and government entities. These solutions integrate software, hardware, professional consulting services, customer support services and products from leading technology firms that partner with NCR to meet customer needs. These solutions are grouped primarily into two portfolios: National Accounts Data Warehousing and Customer Interaction.

     National Accounts Data Warehousing solutions help companies profitably increase revenue by using data warehousing capabilities to gain insight into consumers' activities and choices, asset use, operations and financial results.

     Customer Interaction solutions are designed for all types of customer interfaces, including call centers, Web interaction and kiosks.

Target Markets and Distribution Channels

     The Teradata Solutions Group serves customers outside the retail and financial industries, including customers in industries such as telecommunications, transportation, insurance, utilities and electronic commerce as well as consumer goods manufacturers and government entities.

     NCR's Teradata Solutions Group's offerings are marketed through a combination of direct and indirect channels. In recent years, approximately 90% of NCR's revenue from the Teradata Solutions Group's offerings has been generated by the Company's direct sales force. The remaining revenues have historically been generated from the indirect channel and through alliances with value-added resellers, distributors and OEMs.

     Competition

     NCR faces significant competition in the industries served by the Teradata Solutions Group in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, customer referrals, database sophistication, support and professional service capabilities, quality of the solutions or products, total cost of ownership and industry knowledge of the vendor and platform scalability. In addition, the movement toward common industry standards (such as Intel processors and UNIX(R) and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Hardware and operating system commoditization has extended beyond PCs into the server business. In the markets in which the Teradata Solutions Group competes, customers require applications, database software, system software, hardware, professional services and systems integration skills. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions that include all of these customer requirements. NCR's competitors include companies such as International Business Machines (IBM) and Oracle Corporation.

Systemedia Group

     Products, Services and Solutions

     Systemedia develops, produces and markets a complete line of business consumables to complement the Company's solutions for the retail, financial and other industries. These products include paper rolls, paper products and imaging supplies for ink jet, laser, impact and thermal-transfer printers. In addition, Systemedia develops Automatic Identification solutions that bring together barcode labels, ribbons, software and printers to meet the product marketing and distribution requirements of manufacturers and retailers.

     Target Markets and Distribution Channels

     The major industry segments targeted by the Systemedia Group include general merchandise, food and drug, hospitality, financial and consumer goods manufacturing. The Systemedia Group has a direct sales force in 27 countries focused on providing solutions to major accounts. In addition, Systemedia solutions are sold through office product resellers, value-added resellers and telemarketing.

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

Research and Development

     Research and development expenditures for NCR are reported on page 40 of NCR's 1999 Annual Report to Stockholders and are incorporated herein by reference.

Seasonality

     Seasonality information for NCR is reported on page 45 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

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

Sources and Availability of Raw Materials

     Sources and availability of raw materials information for NCR is reported on page 44 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Patents and Trademarks

    NCR owns approximately 1,300 patents in the United States and 1,400 in foreign countries. The foreign patents are generally counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. In connection with the Distribution, NCR entered into an extensive cross-licensing agreement with AT&T and Lucent Technologies Inc. (Lucent), a former subsidiary of AT&T. While NCR's portfolio of patents and patent applications is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

    NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark "NCR" and many of its other trademarks and service marks to be valuable assets.

Employees

     At January 31, 2000, NCR had approximately 32,200 employees and contractors.

Environmental Matters

     Information regarding environmental matters is included in the material captioned "Environmental Matters" on pages 78-80 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 2. PROPERTIES

     As of February 22, 2000, NCR operated approximately 695 facilities consisting of approximately 14.7 million square feet throughout the world. On a square footage basis, approximately 67% are owned, and 33% are leased. Within the total facility portfolio, NCR operates approximately 31 research & development and manufacturing facilities totaling approximately 4.0 million square feet, 86% of which is owned. The remaining 10.7 million square feet within the facility portfolio includes office, repair, warehouse, and other miscellaneous sites, and is 60% owned. NCR maintains facilities in 78 countries.

     NCR's business units are headquartered in: Dayton, Ohio (Teradata Solutions Group and Systemedia Group); London, United Kingdom (Financial Solutions Group); and Atlanta, Georgia (Retail Solutions Group).

     NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3. LEGAL PROCEEDINGS

     The information required by this item is included in the material captioned "Legal Proceedings" on page 80 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 4. (a) EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers of NCR (as of March 8, 2000) are as follows:

Name                           Age                           Position and Offices Held
-------------------------  ------------    ------------------------------------------------------------------
Lars Nyberg                    48          Chairman of the Board, Chief Executive Officer,
                                              and President
David Bearman                  54          Senior Vice President and Chief Financial Officer
Wilbert J. M. Buiter           41          Senior Vice President, Human Resources
Patrick G. Cronin              39          Senior Vice President, Financial Solutions Group
Robert A. Davis                49          Senior Vice President, Communication, Quality and Technology
William J. Eisenman            53          Senior Vice President, Worldwide Customer Services Group
Anthony Fano                   56          Senior Vice President, Retail Solutions Group
Jonathan S. Hoak               50          Senior Vice President and General Counsel
Mark V. Hurd                   43          Senior Vice President, Teradata Solutions Group
Keith Taylor                   49          Vice President, Systemedia Group

    Lars Nyberg. Mr. Nyberg has been Chairman, Chief Executive Officer, and President of NCR since June 1, 1995. Before joining NCR, from 1993 to 1995, Mr. Nyberg was Chairman and Chief Executive Officer of the Communications Division for Philips Electronics NV (Philips), an electronics and electrical products company. He also served as a member of the Philips Group Management Committee during that time. In 1992, Mr. Nyberg was appointed Managing Director, Philips Consumer Electronics Division. From 1990 to 1992, he was the Chairman and Chief Executive Officer of Philips Computer Division. Mr. Nyberg is a director of Sandvik AB based in Sweden. He became a director of NCR in 1995.

    David Bearman. Mr. Bearman has been Senior Vice President and Chief Financial Officer of NCR since September 1, 1998. Before joining NCR, from 1989 to August 1998, Mr. Bearman was Executive Vice President and Chief Financial Officer of Cardinal Health, Inc., a pharmaceutical services provider.

    Wilbert J. M. Buiter. Mr. Buiter has been Senior Vice President, Human Resources, of NCR since August 1, 1998. Before joining NCR, from July 1997 to July 1998, Mr. Buiter was Senior Vice President, Human Resources, for Philips Consumer Communications, a joint venture formed by Lucent and Philips. From 1995 to July 1997, Mr. Buiter was Senior Executive Officer of Philips Consumer Communications, a division of Philips, and prior to that he was a Human Resources Executive within Philips Product Division Communications Systems.

    Patrick G. Cronin. Mr. Cronin became Senior Vice President, Financial Solutions Group, in November 1999. From October 1998 to October 1999, Mr. Cronin was Vice President, Worldwide Professional Services. From October 1997 to October 1998, Mr. Cronin was Vice President, Professional Services, of NCR's Customer Services Group and from 1996 to 1997, he was Vice President, Professional Services, of NCR's America's Region. Prior to that time, from 1995 to 1996, Mr. Cronin was Managing Partner for Professional Services in NCR's America's Region and, from 1994 to 1995, he was Managing Partner for Transportation in NCR's America's Region.

    Robert A. Davis. Mr. Davis was appointed Senior Vice President, Communication, Quality and Technology, in February 2000. From April 1999 to February 2000 he was Senior Vice President, Quality and Public Relations. From 1995 to March 1999, Mr. Davis was Senior Vice President and Chief Quality Officer for NCR. From 1994 to 1995, Mr. Davis was with Ideon Group, Inc., a provider of credit card registry services, as Senior Vice President and Chief Quality Officer.

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

    Mark V. Hurd. Mr. Hurd is Senior Vice President, Teradata Solutions Group, formerly known as the National Accounts Solutions Group, a position he has held since November 1998. From 1995 to November 1998, Mr. Hurd was Vice President, Americas Sales and Worldwide Marketing. From 1994 to 1995, Mr. Hurd was Vice President, Americas Professional Services.

    Keith Taylor. Mr. Taylor has been Vice President, Systemedia Group, since August 1999. From 1998 to August 1999, Mr. Taylor was Vice President, Worldwide Customer Services, Asia/Pacific area. From 1997 to 1998, he was Director of Logistics for NCR's Worldwide Customer Services, Europe/Middle East/Africa area. From 1996 to 1997, Mr. Taylor was Director, Customer Services, Northern Europe area, and from 1994 to July 1996, was Chief Financial Officer for NCR's Worldwide Customer Services Group.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." There were approximately 330,000 registered holders of record of NCR common stock as of February 22, 2000. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 1999 and 1998.

                      1999                                  1998
                    --------                             ---------
                 High      Low                         High      Low
               -------   -------                     --------  --------

1st Quarter    55  3/4  40   3/8    1st Quarter       34 3/16    25 5/8
2nd Quarter    54 9/16  37 13/16    2nd Quarter       38  3/8    30 3/4
3rd Quarter    52  5/8        30    3rd Quarter       36         23 1/2
4th Quarter    38  5/8  26 11/16    4th Quarter       41  7/8    27 1/2

        NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

Item 6. SELECTED FINANCIAL DATA

        The selected financial data for the five years ended December 31, 1999, which appears on page 31 of NCR's 1999 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion of NCR's financial condition and results of operations is included on pages 32-49 of NCR's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. (a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are reported in the material captioned "Derivative Financial Instruments and Market Risk" on pages 48-49 of NCR's 1999 Annual Report to Stockholders and are incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of NCR, together with the report thereon of PricewaterhouseCoopers LLP dated February 8, 2000 and selected quarterly financial data appearing on pages 51-81 of NCR's 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN ACCOUNTANTS

        None.

Item 9. (a) DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

        None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item with respect to directors of NCR is included on pages 8-11 of NCR's Proxy Statement, dated March 10, 2000, and is incorporated herein by reference.

          Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

Item 11.  EXECUTIVE COMPENSATION

          The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 20-29 of NCR's Proxy Statement, dated March 10, 2000, and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 13-14 of NCR's Proxy Statement, dated March 10, 2000, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" on pages 6-7 of NCR's Proxy Statement, dated March 10, 2000, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

Item 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS
                                                               Pages In
                                                             Annual Report
                                                            to Stockholders*

(a) The following documents are filed as part of this report:
    (1) Financial Statements:
        Report of Independent Accountants............................51
        Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997............................52
        Consolidated Balance Sheets at December 31, 1999 and
         1998........................................................53
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997............................54
        Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1999, 1998 and 1997........55
        Notes to Consolidated Financial Statements................56-81

    (2) Financial Statement Schedule:
        Report of Independent Accountants on Financial
         Statement Schedule
        For each of the three years in the period ended December 31, 1999:
        II - Valuation and Qualifying Accounts

* Incorporated by reference from the indicated pages of NCR's 1999 Annual Report to Stockholders.

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

     No reports filed on Form 8-K for the quarter ended December 31, 1999.

(c) Exhibits:

        Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.      Description
-----------      -----------
       3.1       Articles of Amendment and Restatement of NCR Corporation, as
                 amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form
                 10-Q for the period ended June 30, 1999) and Articles
                 Supplementary of NCR Corporation (Exhibit 3.1 to the NCR
                 Corporation Annual Report on Form 10-K for the year ended
                 December 31, 1996 (the "1996 NCR Annual Report")).
       3.2       Bylaws of NCR Corporation, as amended and restated on February
                 3, 2000.
       4.1       Common Stock Certificate of NCR Corporation.
       4.2       Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The
                 First National Bank of Boston (Exhibit 4.2 to the 1996 NCR
                 Annual Report).
      10.1       Separation and Distribution Agreement, dated as of February 1,
                 1996 and amended and restated as of March 29, 1996 (Exhibit
                 10.1 to the Lucent Technologies Inc. Registration Statement on
                 Form S-1 (No. 333-00703) (the "Lucent Registration
                 Statement")).
      10.2       Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the
                 1996 NCR Annual Report).
      10.3       Volume Purchase Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.3 to the
                 1996 NCR Annual Report).

      10.4       Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies
                 Inc. (Exhibit 10.7 to the Lucent Registration Statement).
      10.5       Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent
                 Registration Statement).
      10.6       Tax Sharing Agreement, dated as of February 1, 1996, and
                 amended and restated as of March 29, 1996, by and among AT&T
                 Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit
                 10.6 to the Lucent Registration Statement).
      10.7       NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual
                 Report).
      10.8       NCR WorldShares Plan (Exhibit 10.9 to the 1996 NCR Annual
                 Report).
      10.9       NCR Senior Executive Retirement, Death & Disability Plan
                 (Exhibit 10.10 to the NCR Corporation Registration Statement on
                 Form 10 (No. 001-00395), dated November 25, 1996 (the "NCR
                 Registration Statement")).
     10.10       The Retirement Plan for Officers of NCR (Exhibit 10.11 to the
                 NCR Registration Statement).
     10.11       Credit Agreement, dated as of November 20, 1996, among NCR
                 Corporation, The Lenders Party thereto, The Chase Manhattan
                 Bank, as Administrative Agent, and Bank of America National
                 Trust & Savings Association, as Documentation Agent (Exhibit
                 10.15 to the NCR Registration Statement).
     10.12       NCR Change-in-Control Severance Plan for Executive Officers
                 (Exhibit 10.16 to the 1996 NCR Annual Report).
     10.13       Change-in-Control Agreement by and between NCR and Lars Nyberg
                 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1997).
     10.14       NCR Director Compensation Program (Exhibit 10.18 to the 1996
                 NCR Annual Report).
   10.14.1       First Amendment to the NCR Director Compensation Program.
   10.14.2       Second Amendment to the NCR Director Compensation Program.
     10.15       NCR Long Term Incentive Program and NCR Management Incentive
                 Program (Exhibit 10.19 to the 1996 Annual Report).
     10.16       NCR Supplemental Pension Plan for AT&T Transfers, restated
                 effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1998).
     10.17       NCR Mid-Career Hire Supplemental Pension Plan, restated
                 effective January 1, 1997 (Exhibit 10.2 to the NCR Corporation
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1998).
     10.18       NCR Nonqualified Excess Plan, restated effective January 1,
                 1996 (Exhibit 10.3 to the NCR Corporation Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 1998).
     10.19       Purchase and Manufacturing Agreement, effective April 27, 1998, by and between NCR Corporation and Solectron Corporation
                 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1998). Certain portions of this exhibit have been granted confidential treatment by the
                 Securities & Exchange Commission.
     10.20       Letter Agreement dated August 5, 1998 (Exhibit 10.2 to the NCR
                 Corporation Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1998).
     10.21       Termination Agreement dated May 26, 1999 (Exhibit 10.1 to the
                 NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
     10.22       Employment Agreement with Lars Nyberg.
     13          Pages 30-81 of NCR's 1999 Annual Report to Stockholders.
     21          Subsidiaries of NCR Corporation.
     23          Consent of independent accountants.
     27          Financial Data Schedule.

NCR will furnish, without charge, to a security holder upon written request a copy of the 1999 Annual Report to Stockholders and the 2000 Proxy Statement, portions of which are incorporated herein by reference. NCR will furnish any other exhibit at cost. Document requests are available by writing to:

 NCR - Investor Relations
 1700 South Patterson Boulevard
 Dayton, OH 45479
 Phone:  937-445-5905
 http://www.ncr.com/about_NCR/ir/invest_rel.asp

                                NCR Corporation

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)


Column A                                          Column B          Column C          Column D     Column E
------------------------------------------------  ---------        ----------        -----------  ----------
                                                                    Additions
                                                 Balance at  Charged to   Charged to               Balance
                                                  Beginning   Costs &      Other                   at End
Description                                       of Period   Expenses    Accounts    Deductions  of Period
------------------------------------------------  ---------  ----------  -----------  ----------  ---------

Year Ended December 31, 1999
    Allowance for doubtful accounts                    $ 47        $  7       $   -         $ 23       $ 31
    Deferred tax asset valuation allowance              498          59           -          272        285
    Inventory valuation reserves                         93          21           -           47         67
    Reserves related to business restructuring            -          83           -           10         73


Year Ended December 31, 1998
    Allowance for doubtful accounts                    $ 36        $ 26       $   -         $ 15       $ 47
    Deferred tax asset valuation allowance              553         103           -          158        498
    Inventory valuation reserves                        142          24           -           73         93
    Reserves related to business restructuring          165           -        (111)          54          -

Year Ended December 31, 1997
    Allowance for doubtful accounts                    $ 54        $ 12       $   -         $ 30       $ 36
    Deferred tax asset valuation allowance              639          22           -          108        553
    Inventory valuation reserves                        152          29           -           39        142
    Reserves related to business restructuring          247           -           -           82        165

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of NCR Corporation

Our audits of the consolidated financial statements referred to in our report dated February 8, 2000, appearing on page 51 of the 1999 Annual Report to Stockholders of NCR Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dayton, Ohio
February 8, 2000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NCR CORPORATION

Date:  March 8, 2000                     By:

                                         /s/ Lars Nyberg
                                         -------------------------------------
                                         Lars Nyberg, Chairman of the Board,
                                         Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title
---------                                   -----


/s/ Lars Nyberg
------------------------------
Lars Nyberg                           Chairman of the Board, Chief Executive
                                      Officer and President

/s/ David Bearman
------------------------------
David Bearman                         Senior Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)

/s/ David Bohnett
------------------------------
David Bohnett                         Director


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


Date:  March 8, 2000