Form 10-Q
period 2000-03-31
NCR CORP
filed 2000-05-11
CIK 70866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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




Number of shares of common stock, $0.01 par value per share, outstanding as of May 1, 2000 was 95,138,501.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                  Description                            Page
                                  -----------                            ----

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 2000 and 1999                      3

           Condensed Consolidated Balance Sheets
           March 31, 2000 (Unaudited) and December 31, 1999                4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2000 and 1999                      5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     16


                          PART II. Other Information

                                  Description                            Page
                                  -----------                            ----

Item 1.    Legal Proceedings                                              17

Item 4.    Submission of Matters to a Vote of Security Holders            17

Item 6.    Exhibits and Reports on Form 8-K                               18

           Signature                                                      19

                        Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       2000            1999
                                                      ------          ------
Revenue
Products                                              $  629          $  657
Services                                                 626             676
                                                      ------          ------
Total Revenue                                          1,255           1,333
                                                      ------          ------

Operating Expenses
Cost of products                                         412             433
Cost of services                                         485             516
Selling, general and administrative expenses             306             312
Research and development expenses                         70              80
                                                      ------          ------
Total Operating Expenses                               1,273           1,341
                                                      ------          ------

Income/(Loss) from Operations                            (18)             (8)

Interest expense                                          (2)             (3)
Other income, net                                         15              16

Income/(Loss) Before Income Taxes                         (5)              5

Income tax expense                                         -               2
                                                      ------          ------

Net Income/(Loss)                                     $   (5)         $    3
                                                      ======          ======

Net Income/(Loss) per Common Share
    Basic                                             $(0.05)         $ 0.03
    Diluted                                           $(0.05)         $ 0.03

Weighted Average Common Shares Outstanding
    Basic                                               93.9            99.0
    Diluted                                             93.9           102.9


See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                   March 31    December 31
                                                                     2000          1999
                                                                  ----------   -----------
                                                                  (Unaudited)
Assets
Current assets
  Cash and short-term investments                                 $      670   $       763
  Accounts receivable, net                                             1,132         1,197
  Inventories                                                            292           299
  Other current assets                                                   340           282
                                                                  ----------   -----------
Total Current Assets                                                   2,434         2,541

Reworkable service parts, net                                            204           209
Property, plant and equipment, net                                       777           793
Other assets                                                           1,379         1,352
                                                                  ----------   -----------
Total Assets                                                      $    4,794   $     4,895
                                                                  ==========   ===========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                           $       39   $        37
  Accounts payable                                                       295           378
  Payroll and benefits liabilities                                       215           247
  Customer deposits and deferred service revenue                         498           365
  Other current liabilities                                              552           635
                                                                  ----------   -----------
Total Current Liabilities                                              1,599         1,662

Long-term debt                                                            39            40
Pension and indemnity liabilities                                        328           342
Postretirement and postemployment benefits liabilities                   557           570
Other liabilities                                                        612           623
Minority interests                                                        47            49
                                                                  ----------   -----------
Total Liabilities                                                      3,182         3,286
                                                                  ----------   -----------

Put Options                                                               15            13
                                                                  ----------   -----------

Commitments and Contingencies

Stockholders' Equity
Preferred stock: par value $0.01 per share, 100.0 shares
  authorized, no shares issued or outstanding at March 31, 2000
  and December 31, 1999, respectively                                      -             -
Common stock: par value $0.01 per share, 500.0 shares
  authorized; 94.2 and 93.6 shares issued and outstanding
  at March 31, 2000 and December 31, 1999, respectively                    1             1
Paid-in capital                                                        1,101         1,081
Retained earnings                                                        459           466
Accumulated other comprehensive income                                    36            48
                                                                  ----------   -----------
Total Stockholders' Equity                                             1,597         1,596
                                                                  ----------   -----------
Total Liabilities and Stockholders' Equity                        $    4,794   $     4,895
                                                                  ==========   ===========

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        2000            1999
                                                       ------          ------

Operating Activities
Net (loss)/income                                      $   (5)         $    3
Adjustments to reconcile net income to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                            94              93
  Deferred income taxes                                     2               -
  Net loss/(gain) on sales of assets                        1             (10)
Changes in operating assets and liabilities:
  Receivables                                              74             199
  Inventories                                              12             (15)
  Current payables                                       (136)           (147)
  Deferred revenue and customer deposits                  134             131
  Timing of disbursements for employee severance and
     pension                                              (69)            (71)
  Other operating assets and liabilities                  (83)            (75)
                                                       ------          ------
Net Cash Provided by Operating Activities                  24             108
                                                       ------          ------

Investing Activities
Short-term investments, net                               (20)              6
Expenditures for service parts and property, plant
  and equipment                                          (124)            (85)
Proceeds from sales of facilities and other assets         52              29
Other investing activities, net                           (52)             (7)
                                                       ------          ------
Net Cash Used in Investing Activities                    (144)            (57)
                                                       ------          ------

Financing Activities
Purchase of Company common stock                           (2)              -
Short-term borrowings, net                                  2              13
Long-term borrowings, net                                  (2)              -
Other financing activities, net                            24              31
                                                       ------          ------
Net Cash Provided by Financing Activities                  22              44
                                                       ------          ------

Effect of exchange rate changes on cash
  and cash equivalents                                    (15)             (8)
                                                       ------          ------

(Decrease)/Increase in Cash and Cash Equivalents         (113)             87
Cash and Cash Equivalents at Beginning of Period          571             488
                                                       ------          ------

Cash and Cash Equivalents at End of Period             $  458          $  575
                                                       ======          ======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1999 Annual Report to Stockholders and Form 10-K for the year ended December 31, 1999.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.


2.   SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                    2000               1999
                                                   ------             ------

Comprehensive Income/(Loss)
Net income/(loss)                                  $   (5)            $    3
Other comprehensive income/(loss), net of tax:
 Unrealized (loss)/gain on securities                  (8)                 9
 Additional minimum pension liability                   6                  -
 Currency translation adjustments                     (10)               (19)
                                                   ------             ------
Total comprehensive income/(loss)                  $  (17)            $   (7)
                                                   ======             ======

                                                  March 31          December 31
                                                    2000               1999
                                                   ------             ------

Cash and Short-Term Investments
Cash and cash equivalents                          $  458             $  571
Short-term investments                                212                192
                                                   ------             ------
Total cash and short-term investments              $  670             $  763
                                                   ======             ======

Inventories
Finished goods                                     $  231             $  241
Work in process and raw materials                      61                 58
                                                   ------             ------
Total inventories                                  $  292             $  299
                                                   ======             ======

3.   SEGMENT INFORMATION

For 2000, NCR changed its definition of strategic operating segments and the associated reporting framework. The Company's new reporting segments are Store Automation, Self Service, Data Warehousing, Systemedia and All Other. All of these segments include hardware, software, professional consulting and customer support services. Customer support services include maintenance services, staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

The following tables present data for revenue and operating income/(loss) by solution operating segments for the quarters ended March 31 (in millions):

                                             2000     1999
                                           ------   ------
Revenue
Store Automation                           $  266   $  319
Self Service                                  311      327
Data Warehousing                              239      151
Systemedia                                    114      113
All other segments                            325      423
                                           ------   ------
Consolidated revenue                       $1,255   $1,333
                                           ======   ======

                                             2000     1999
                                           ------   ------
Operating Income/(Loss)
Store Automation                           $  (27)  $   (2)
Self Service                                   19       37
Data Warehousing                              (19)     (69)
Systemedia                                      4        5
All other segments                             19       21
Restructuring and other special charges       (14)       -
                                           ------   ------
Consolidated operating income/(loss)       $  (18)  $   (8)
                                           ======   ======

4.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 2000 cannot currently be determined.

Environmental Matters

NCR's facilities and operations are subject to a wide range of environmental protection laws and has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and comparable state statutes.

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency (USEPA), has formally proposed the Fox River for inclusion on the CERCLA National Priorities List. In February 1999, the State of Wisconsin made available for public review a draft remedial investigation and feasibility study (RI/FS), which outlines a variety of alternatives for addressing the Fox River sediments. While the draft RI/FS did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft RI/FS ranged from $0 for no action (which appears to be an unlikely choice) to between $143 million and $721 million depending on the alternative selected. In addition, one of the federal NRD claimants has released an interim estimate of alleged losses from lost recreational fishing opportunities of between $106 million and $147 million. NCR, in conjunction with the other PRPs, has developed a substantial body of evidence which it believes should demonstrate that selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. However, because there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Claimants. An accurate estimate of NCR's ultimate share of restoration/remediation and damages liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and able to pay substantial shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

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

Legal Proceedings

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida alleging liability based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices related to a purported agreement between Siemens Nixdorf Printing Systems, L.P. and NCR. In January 1999, NCR agreed to settle this suit with plaintiffs for an undisclosed and non-material amount. Preliminary approval of this settlement has been granted by the court, but final approval by the parties to the litigation and the court is still pending.


5.   STOCK REPURCHASE PROGRAM

In 1999, the Board of Directors authorized two share repurchase programs valued at a total of $500 million. The first program was authorized on April 15, 1999 for $250 million and was completed in the fourth quarter of 1999. The second program was authorized on October 21, 1999 for $250 million. As of March 31, 2000, the Company has committed $33 million of the $250 million authorized in October. In the first quarter of 2000, approximately 42,000 shares were repurchased on the open market at an average price of $35.02 per share.


6.   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding include the additional dilution from potential common stock such as stock options and restricted stock awards, when appropriate.

7.   RESTRUCTURING

During the fourth quarter of 1999, NCR approved a restructuring plan designed to accelerate the Company's transformation from a computer hardware and product company to a technology solutions and services provider. The plan led to an alignment around four key solutions, an expected elimination of approximately 1,250 positions and an enhanced leverage of the investment in NCR's Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of the plan. The following table presents a roll-forward of the remaining $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were all reflected as current liabilities in NCR's balance sheet:


                                  Balance                                 Balance
In millions                    Dec. 31, 1999  Additions  Utilizations  Mar. 31, 2000
------------------------------------------------------------------------------------
Type of Cost
Employee separations                 $67          $-          $13            $54
Facility closures                      2           -            -              2
Contractual settlements and
  other exit costs                     4           -            2              2
------------------------------------------------------------------------------------
Total                                $73          $-          $15            $58
====================================================================================


In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, in the first quarter of 2000, the Company recorded $14 million of the $55 million of additional settlement costs the Company expects to incur in 2000. These additional costs relate to settling customer obligations that were not complete as of December 31, 1999. Included in this $14 million was $13 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expenses. The Company is actively working to complete substantially all of the remaining customer settlements by the third quarter of 2000 as cost effectively as possible.

In total, the Company expects the pre-tax charge of $125 million to result in cash outlays of $83 million and non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of March 31, 2000, a total of $24 million of the expected cash payments had been made, of which $14 million was in the first quarter of 2000. The balance of the cash outlays is expected to occur over the remainder of the current year.

In total, the plan calls for approximately 1,250 employee separations. As of the end of the first quarter 2000, approximately 39% of the planned employee separations were complete.


8.   PUT OPTIONS

In a series of private placements, NCR sold put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. The options sold in the fourth quarter of 1999 have all expired, unexcercised. As of the first quarter of 2000, the total amount related to the Company's potential repurchase obligation of 400,000 shares of common stock was $15 million. Each outstanding option was exercisable only at expiration on May 2, 2000, at an exercise price of $37.00 per share and expired, unexercised. The put option obligations had no significant effect on diluted earnings per share for the period presented, and the net proceeds from the sale of the put options are shown as an increase to paid-in capital. The activity is summarized as follows:

                                  Put Options Outstanding
                     Cumulative   -----------------------
                     Net Premium    Number of   Potential
In millions           Received       Options   Obligation
---------------------------------------------------------
December 31, 1998       $  -             -       $    -
Sales                    1.1           0.4         13.1
Exercises                  -             -            -
Expirations                -             -
---------------------------------------------------------
December 31, 1999       $1.1           0.4       $ 13.1
Sales                    1.0           0.4         14.8
Exercises                  -             -            -
Expirations                -          (0.4)       (13.1)
---------------------------------------------------------
March 31, 2000          $2.1           0.4       $ 14.8
=========================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restructuring

During the fourth quarter of 1999, our management approved a restructuring plan designed to accelerate our transformation from a computer hardware and product company, to a technology solutions and services provider. The plan led to an alignment around four key solutions, an expected elimination of approximately 1,250 positions and an enhanced leverage of the investment in our Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of our plan. The following table presents a roll-forward of the remaining $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were all reflected as current liabilities in our balance sheet:


                                  Balance                                 Balance
In millions                    Dec. 31, 1999  Additions  Utilizations  Mar. 31, 2000
------------------------------------------------------------------------------------
Type of Cost
Employee separations                     $67         $-           $13            $54
Facility closures                          2          -             -              2
Contractual settlements and
  other exit costs                         4          -             2              2
------------------------------------------------------------------------------------
Total                                    $73         $-           $15            $58
====================================================================================


In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, in the first quarter of 2000, we recorded $14 million of the $55 million of additional settlement costs we expect to incur in 2000. These additional costs relate to settling customer obligations that were not complete as of December 31, 1999. Included in this $14 million was $13 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expenses. We are actively working to complete substantially all of the remaining customer settlements by the third quarter of 2000 as cost effectively as possible.

In total, we expect the pre-tax charge of $125 million to result in cash outlays of $83 million and non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of March 31, 2000, a total of $24 million of the expected cash payments had been made, of which $14 million was in the first quarter of 2000. The balance of the cash outlays is expected to occur over the remainder of the current year. We anticipate annual savings of approximately $75 million as a result of our restructuring plan and estimate that we generated $11 million of the anticipated savings in the first quarter of 2000. The savings primarily come from the elimination of losses in our non-core solutions that we exited as well as other cost savings related to employee separations within our infrastructure support organizations. We estimate that 75% of these savings were recognized as a reduction in operating expenses with the balance being recognized as a reduction in cost of revenue.

In total, the plan calls for approximately 1,250 employee separations. As of the end of the first quarter 2000, approximately 39% of the planned employee separations were complete.


Results of Operations

For 2000, we have changed our definition of strategic operating segments and our associated reporting framework. Our new reporting segments are Store Automation, Self Service, Data Warehousing, Systemedia and All Other. All of these segments include hardware, software, professional consulting and customer support services. Customer support services include maintenance services, staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

For the quarters ended March 31, the effects of significant other special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).

In millions                                              2000          1999
---------------------------------------------------------------------------
Consolidated revenue                                   $1,255        $1,333
Consolidated gross margin                                 371           384
Consolidated operating expenses:
    Selling, general and administrative expenses          305           312
    Research and development expenses                      70            80
Consolidated loss from operations                      $   (4)       $   (8)

Revenue: Revenue for the three months ended March 31, 2000 was $1,255 million, a decrease of 6% from the first quarter of 1999. When adjusted for the impact of changes in currency exchange rates, revenue decreased 4%.

The revenue decline in the first quarter of 2000 compared to the prior year reflects the exit of our non-core solutions, the higher first quarter 1999 revenues driven by customers' Year 2000 compliance initiatives and the termination of service associated with equipment retired as a result of Year 2000 replacement. On an aggregate basis, revenue in our core solutions overall were essentially flat with the prior year period. By solution, our revenue in the first quarter of 2000 reflects increased sales of our Data Warehousing solutions of 58% (73% excluding Customer Services maintenance) and Systemedia products of 1%. Offsetting the revenue growth in Data Warehousing and Systemedia were declines in sales of our Store Automation solutions of 17%, Self Service solutions of 5%, and our other non-core solutions of 23%.

Revenue in the first quarter of 2000 compared with the first quarter of 1999 decreased 2% in the Americas, 19% in Europe/Middle East/Africa and 4% in Japan. The Asia Pacific region, excluding Japan, increased 30%. The revenue growth in the Asia Pacific region, excluding Japan, reflects strong growth in sales of our Self Service, Data Warehousing and Store Automation solutions partially offset by declines in our non-core solutions. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 31% in the Asia Pacific region, excluding Japan, and decreased 12% in the Europe/Middle East/Africa region and 13% in Japan. The Americas region comprised 53% of our total revenue in the first quarter of 2000, Europe/Middle East/Africa region comprised 28%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.8 percentage points to 29.6% in the first quarter of 2000 from 28.8% in the first quarter of 1999. Products gross margin increased 1.0 percentage point to 35.1% in the first quarter of 2000. This increase is primarily attributable to product margin rate improvement in the Data Warehousing solution. Services gross margin increased 0.3 percentage points to 24.0% in the first quarter of 2000 from 23.7% in the first quarter of 1999. This increase is attributable to margin rate improvements in our consulting business.

Selling, general and administrative expenses decreased $7 million, or 2%, in the first quarter of 2000 from the first quarter of 1999. As a percentage of revenue, selling, general and administrative expenses were 24.3% in the first quarter of 2000 and 23.4% in the first quarter of 1999. Research and development expenses decreased $10 million to $70 million in the first quarter of 2000. As a percentage of revenue, research and development expenses were 5.6% in the first quarter of 2000 compared to 6.0% in the first quarter of 1999. The first quarter 2000 research and development expenses reflect increased investments in our strategic operating segments which were more than offset by spending reductions in our non-core/exited operating segments.

Gross margins and operating expenses were favorably impacted in the first quarter of 2000 and 1999 from our pension benefits plan with an additional $17 million of income being recognized in the first quarter of 2000. Gross margins and operating expenses were unfavorably impacted in the first quarter of 2000 and 1999 from our post-employment and post-retirement benefit plans and associated investments with $13 million more expense in the first quarter of 2000. Thus, the net impact on operating results from our combined pension, post-retirement and post-employment plans is $4 million additional income in the first quarter of 2000 as compared to the first quarter of 1999.

Income Before Income Taxes: We reported an operating loss of $4 million in the first quarter of 2000 compared to an operating loss of $8 million in the first quarter of 1999.

Other income, net of expenses, was flat at $13 million in the first quarter of 2000 and 1999.

We reported a loss before income taxes of $5 million in the first quarter of 2000 compared to income before income taxes of $5 million in the first quarter of 1999.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of extraordinary charges. There was no total provision for income taxes in the first quarter of 2000 as the tax effect of restructuring and other related charges in the quarter offset the income tax provision on the earnings excluding these special charges. The provision for income taxes in the first quarter of 1999 was $2 million. The first quarter 2000 income tax provision of $3 million (excluding the tax effect of special items) compared to the 1999 period reflects a return to more normalized tax rate levels. The normalization of tax rates is due to continued profitability in certain tax jurisdictions, primarily the United States.

Acquisitions: In the first quarter of 2000, we announced the acquisition of KM Aspac Pte Ltd. (d/b/a/ Memorex Telex Asia Pacific), a high availability networking solutions services provider. In 1999, Memorex Telex Asia Pacific's revenue exceeded $60 million. This acquisition is directly related to NCR's emphasis on services growth. After the end of the first quarter, on April 11, 2000, we announced the acquisition of Ceres Integrated Solutions, LLC, a leading provider of customer relationship management solutions and a leader in retail targeted marketing applications. The stock and cash transaction is valued at approximately $90 million. The new division created from the Ceres acquisition, NCR CRM Solutions Division, is expected to drive sales of new data warehouses and expansion of existing data warehouses. The pro forma results of operations for the first quarter of 1999, assuming that all 1999 and 2000 acquisitions occurred on January 1, 1999, do not differ materially from amounts reported.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $670 million at March 31, 2000, compared to $763 million at December 31, 1999.

Operating Activities: We generated cash flows from operations of $24 million in the first three months of 2000 while generating net cash flows from operations of $108 million in the first quarter of 1999. The cash generated in operations in the first quarter of 2000 was driven primarily by further improvements in asset management. Receivable balances decreased $74 million in the first quarter of 2000 and $199 million in the same period in 1999. The decrease in receivable balances in the first quarter of 2000 and 1999 is consistent with the seasonality of our business, whereby revenues and the associated receivables are generally higher in the fourth quarter of the year and lower in the first quarter. Inventory balances decreased $12 million in the first quarter of 2000 compared to an increase of $15 million in the first quarter of 1999. Despite a historical trend of inventory balances increasing in the first, second and third quarters, the decrease in inventory in the first quarter of 2000 reflects management's commitment to improving inventory management.

Investing Activities: Net cash flows used in investing activities were $144 million in the first quarter of 2000 and $57 million in the first quarter of 1999. In 2000, we increased short-term investments by $20 million as compared to a $6 million decrease in 1999. Capital expenditures were $124 million for the first quarter of 2000 and $85 million for the comparable period in 1999. The increase in capital expenditures generally relates to expenditures for information systems and reworkable parts used to service customer equipment but also includes expenditures for equipment and facilities used in manufacturing and research and development and expenditures for facilities to support sales and marketing activities. Other investing activities used $52 million of cash in the first quarter of 2000 and $7 million in the comparable period for 1999. The increase is primarily related to our recent acquisitions and capitalized software, as well as investments in securities.

Financing Activities: Net cash provided by financing activities was $22 million in the first quarter of 2000 and $44 million in the first quarter of 1999. In the first quarter of 2000, we reported cash flows of $24 million from other financing activities which primarily related to share activity under our stock option and employee stock purchase plans.

We believe that cash flows from operations, the credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

Factors That May Affect Future Results

This quarterly report, other documents that we file with the Securities and Exchange Commission, as well as other oral or written statements we may make, contain information based on management's beliefs and include forward-looking statements that involve a number of risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors, including those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements.

Competition

Our ability to compete effectively within the technology industry is critical to our future success.

We compete in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins which could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
International Business Machines (IBM), Wincor Nixdorf Gmbh & Co., Unisys Corporation, Diebold, Inc., and Oracle Corporation, some of which have widespread penetration of their platforms. If we are unable to compete successfully, the demand for our solutions, including products and services, would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability, and loss of market share. These competitive pressures could impact our business and operating results.

     Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise obtain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from small electronic shelf labels to very large enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment which includes the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high-quality, high availability services; market and sell all of our solutions effectively, including the successful execution of our new marketing campaign.

New Solutions Introductions

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future success depends on our ability to develop and introduce new solutions that our customers choose to buy. If we are unable to develop new solutions, our business and operating results would be impacted. This includes our efforts to rapidly develop and introduce data warehousing software applications. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions.
In addition, the development process can be lengthy and costly. It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. In addition, if we were unable to successfully market and sell both existing and newly developed solutions, our operating results would be impacted.

     Our solutions which contain both hardware and software products may contain known as well as undetected errors which may be found after the products' introduction and shipment. While we attempt to fix errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues, delays in customer acceptance, and incremental costs which would all impact our operating results.

Reliance on Third Parties
Third party suppliers provide important elements to our solutions.

We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX(R) and Microsoft Windows NT(R). Certain parts and components used in the manufacture of our ATMs and the delivery of some of our Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

     We have, from time to time, formed alliances with third parties (such as the outsourcing arrangements with Solectron to manufacture hardware) that have complementary products, services and skills. These alliances introduce risks that we can not control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications could impair the delivery of our solutions on a timely basis and impact our business and operating results.

Acquisitions and Alliances
Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Business acquisitions typically result in intangible assets being recorded and amortized in future years. Future operating results could be impacted if our acquisitions do not generate profitable results in excess of the related amortization expense.

Operating Result Fluctuations
We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a variety of factors, including:

     Seasonality. Our sales are historically seasonal, with revenue higher in the fourth quarter of each year. During the three quarters ending in March, June and September, we have historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

     Acquisitions and Alliances. As part of our solutions strategy, we intend to continue to acquire technologies, products, and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate. For example, the acquisition of Ceres Integrated Solutions, LLC, will result in incremental revenue, margin and operating expenses for our Data Warehousing solution.

Multi-National Operations
Continuing to generate substantial revenues from our multi-national operations helps to balance our risks and meet our strategic goals.

Currently, approximately 52% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as recently occurred in certain Asian markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; currency changes such as the "Euro" introduction which could affect cross border competition, pricing, and require modifications to our offerings to accommodate the changeover; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

Restructuring
Successfully completing our restructuring activities is important as it is designed to improve our focus and overall profitability.

As we have discussed, we plan to grow revenue and earnings through the realignment of our businesses into our key solutions: Self Service, Store Automation and Data Warehousing. Our success with these restructuring activities depends on a number of factors including our ability to: execute strategies in various markets, including electronic commerce and other new industries beyond our traditional focus; exit certain businesses as planned; profitably replace the lost revenues; and manage issues that may arise in connection with the restructuring such as gaps in short-term performance, diversion of management focus and employee morale and retention. In particular, our business plan includes leveraging the Teradata(R) technology in electronic commerce and other industries. If we are not successful in managing the required changes to achieve this realignment, our business and operating results could be impacted.

Employees
Hiring and retaining highly qualified employees helps us to achieve our business objectives.

Our employees are vital to our success, and our ability to attract and retain highly skilled technical, sales, consulting, and other key personnel is critical as these key employees are difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are not able to attract or retain highly qualified employees in the future, this could impact our business and operating results.

Intellectual Property
As a technology company, our intellectual property portfolio is key to our future success.

Our intellectual property portfolio is a key component of our ability to be a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others and if we were not able to continue to obtain licenses for such technologies, our business would be impacted. Moreover, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend and, if an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Environmental
Our historical and ongoing manufacturing activities subject us to environmental exposures.

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 4 of the Notes to Condensed Consolidated Financial Statements on page 7 of this quarterly report and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

Contingencies
Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters.

We are subject to regulations, proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety and intellectual property. Such matters are subject to the resolution of many uncertainties, thus, outcomes are not predictable with assurance. While we believe that amounts provided in our financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings and environmental matters, and to comply with applicable environmental laws will not impact future operating results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures to changes in currency exchange rates, we enter into various derivative financial instruments such as forward contracts and options. These instruments generally mature within twelve months. At inception, the derivative instruments are designated as hedges of inventory purchases and sales and of certain financing transactions which are firmly committed or forecasted. Gains and losses on qualifying hedged transactions are deferred and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are generally recognized currently in other income or expense as exchange rates change.

     For purposes of potential risk analysis, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our hedge portfolio related to anticipated transactions. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the forecasted underlying transaction. The results of the foreign currency exchange rate sensitivity analysis at March 31, 2000 and 1999 were: a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $9 million and a decrease of $1 million, respectively, or an increase in fair values of our financial instruments by $20 million and $16 million, respectively.

     The interest rate risk associated with our borrowing and investing activities at March 31, 2000 is not material in relation to our consolidated financial position, results of operations or cash flows. We do not generally use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

                          Part II.  Other Information



Item 1.  LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 4 of the Notes to Condensed Consolidated Financial Statements on page 8 of this quarterly report and is incorporated in this Item 1 as by reference and made a part hereof.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2000. NCR's Annual Meeting of Stockholders was held on April 27, 2000. At the Annual Meeting, stockholders voted on two matters: a proposal to elect Lars Nyberg, David R. Holmes and James O. Robbins as Class A directors and David Bohnett as a Class B director, and a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000. The number of shares voted with respect to each matter required to be reported herein are as follows:


1.   Election of Class A Directors:

     Lars Nyberg                      For: 82,588,910        Withheld:  901,359
     David R. Holmes                  For: 82,592,137        Withheld:  898,130
     James O. Robbins                 For: 82,589,852        Withheld:  900,417

     Election of Class B Director:

     David Bohnett                    For:  82,589,159       Withheld:  901,106

2. Approve appointment of PricewaterhouseCoopers LLP as independent accountants for 2000.

               For:                   83,001,952
               Against:                  159,849
               Abstain:                  328,448

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     3.1 Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit
          3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual Report")).
     3.2 Bylaws of NCR Corporation, as amended and restated on February 3, 2000 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
     4.1 Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
     4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).
     27   Financial Data Schedule


     (b)  Reports on Form 8-K

          No reports filed on Form 8-K for the quarter ended March 31, 2000.



UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OPEN Company Limited.
Windows NT is a registered trademark of Microsoft Corporation.
Teradata is either a registered trademark or trademark of NCR International, Inc. in the United States and/or other countries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NCR CORPORATION

Date:  May 11, 2000                 By:  /s/   David Bearman
                                    ------------------------------------

                                    David Bearman, Senior Vice President
                                    and Chief Financial Officer