Form 10-Q
period 2000-06-30
NCR CORP
filed 2000-08-11
CIK 70866

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

                  For the quarterly period ended June 30, 2000

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



Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2000 was 96,044,104.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                   Description                          Page
                                   -----------                          ----

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Three and Six Months Ended June 30, 2000 and 1999               3

           Condensed Consolidated Balance Sheets
           June 30, 2000 (Unaudited) and December 31, 1999                 4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2000 and 1999                         5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     18


                           PART II. Other Information

                                    Description                         Page
                                    -----------                         ----

Item 1.    Legal Proceedings                                              20

Item 6.    Exhibits and Reports on Form 8-K                               20

           Signature                                                      21


                         Part I.  Financial Information


Item 1.  FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts


                                                          Three Months Ended       Six Months Ended
                                                               June 30                 June 30
                                                       ---------------------    -------------------
                                                           2000         1999        2000       1999
                                                          -----        -----       -----      -----
Revenue
Products                                               $    771     $    849    $  1,400    $ 1,506
Services                                                    677          723       1,303      1,399
                                                       --------     --------    --------    -------
Total Revenue                                             1,448        1,572       2,703      2,905
                                                       --------     --------    --------    -------

Operating Expenses
Cost of products                                            471          529         883        962
Cost of services                                            507          544         992      1,060
Selling, general and administrative expenses                328          353         634        665
Research and development expenses                            99           85         169        165
                                                       --------     --------    --------    -------
Total Operating Expenses                                  1,405        1,511       2,678      2,852
                                                       --------     --------    --------    -------

Income from Operations                                       43           61          25         53

Interest expense                                             (3)          (2)         (5)        (5)
Other income, net                                            24           15          39         31
                                                       --------     --------    --------    -------

Income Before Income Taxes                                   64           74          59         79

Income tax expense                                           25           28          25         30
                                                       --------     --------    --------    -------

Net Income                                             $     39     $     46    $     34    $    49
                                                       ========     ========    ========    =======

Net Income per Common Share
    Basic                                              $   0.41     $   0.47    $   0.36    $  0.50
    Diluted                                            $   0.39     $   0.45    $   0.35    $  0.48

Weighted Average Common Shares Outstanding
    Basic                                                  95.4         98.3        94.6       98.7
    Diluted                                                98.8        102.1        97.7      102.5



See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                      June 30                December 31
                                                                        2000                    1999
                                                                    -----------              -----------
                                                                    (Unaudited)
Assets
Current assets
  Cash and short-term investments                                   $       561              $       763
  Accounts receivable, net                                                1,173                    1,197
  Inventories                                                               299                      299
  Other current assets                                                      298                      282
                                                                    -----------              -----------
Total Current Assets                                                      2,331                    2,541

Reworkable service parts, net                                               218                      209
Property, plant and equipment, net                                          754                      793
Other assets                                                              1,474                    1,352
                                                                    -----------              -----------
Total Assets                                                        $     4,777              $     4,895
                                                                    ===========              ===========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                             $        37              $        37
  Accounts payable                                                          335                      378
  Payroll and benefits liabilities                                          218                      247
  Customer deposits and deferred service revenue                            422                      365
  Other current liabilities                                                 502                      635
                                                                    -----------              -----------
Total Current Liabilities                                                 1,514                    1,662

Long-term debt                                                               38                       40
Pension and indemnity liabilities                                           323                      342
Postretirement and postemployment benefits liabilities                      542                      570
Other liabilities                                                           611                      623
Minority interests                                                           47                       49
                                                                    -----------              -----------
Total Liabilities                                                         3,075                    3,286
                                                                    -----------              -----------

Put Options                                                                  22                       13
                                                                    -----------              -----------

Commitments and  Contingencies

Stockholders' Equity
Preferred stock: par value $0.01 per share, 100.0 shares
  authorized, no shares issued or outstanding at
  June 30, 2000 and December 31, 1999, respectively                           -                        -
Common stock: par value $0.01 per share, 500.0 shares
  authorized, 96.0 and 93.6 shares issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively                        1                        1
Paid-in capital                                                           1,173                    1,081
Retained earnings                                                           498                      466
Accumulated other comprehensive income                                        8                       48
                                                                    -----------              -----------
Total Stockholders' Equity                                                1,702                    1,596
                                                                    -----------              -----------
Total Liabilities and Stockholders' Equity                          $     4,777              $     4,895
                                                                    ===========              ===========

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions



                                                                                           Six Months Ended June 30
                                                                                    --------------------------------------
                                                                                       2000                         1999
                                                                                    ---------                    ---------
Operating Activities
Net income                                                                          $      34                    $      49
Adjustments to reconcile net income to net cash provided
 by/(used in) operating activities:
   Depreciation and amortization                                                          185                          185
   Net gain on sales of assets                                                            (21)                          (8)
   Purchased research and development from acquisitions                                    24                            -
   Changes in operating assets and liabilities:
     Receivables                                                                           37                          202
     Inventories                                                                            -                          (11)
     Current payables                                                                    (106)                         (80)
     Deferred revenue and customer deposits                                                57                           49
     Timing of disbursements for employee severance
      and pension                                                                        (144)                        (101)
   Other operating assets and liabilities                                                 (83)                         (70)
                                                                                    ---------                    ---------
Net Cash (Used in)/Provided by Operating Activities                                       (17)                         215
                                                                                    ---------                    ---------

Investing Activities
Short-term investments, net                                                                36                         (109)
Expenditures for service parts and property, plant
  and equipment                                                                          (246)                        (170)
Proceeds from sales of facilities and other assets                                        133                           40
Business acquisitions and investments                                                     (56)                           -
Other investing activities, net                                                           (36)                         (24)
                                                                                    ---------                    ---------
Net Cash Used in Investing Activities                                                    (169)                        (263)
                                                                                    ---------                    ---------

Financing Activities
Purchases of Company common stock                                                          (4)                         (62)
Short-term borrowings, net                                                                  -                           28
Long-term borrowings, net                                                                  (3)                           -
Other financing activities, net                                                            41                           50
                                                                                    ---------                    ---------
Net Cash Provided by Financing Activities                                                  34                           16
                                                                                    ---------                    ---------

Effect of exchange rate changes on cash and cash equivalents                              (13)                         (15)
                                                                                    ---------                    ---------

Decrease in Cash and Cash Equivalents                                                    (165)                         (47)
Cash and Cash Equivalents at Beginning of Period                                          571                          488
                                                                                    ---------                    ---------

Cash and Cash Equivalents at End of Period                                          $     406                    $     441
                                                                                    =========                    =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1999 Annual Report to Stockholders, Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.


2.   SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                  Three Months Ended     Six Months Ended
                                                        June 30              June 30
                                                  ------------------     ----------------
Comprehensive Income/(Loss)                         2000       1999       2000      1999
                                                  -------    -------     ------    ------
Net income                                         $ 39       $ 46        $ 34      $ 49
Other comprehensive income/(loss), net of tax:
  Unrealized (loss)/gain on securities              (24)        (1)        (32)        8
  Additional minimum pension liability                -          -           6         -
  Currency translation adjustments                   (4)       (26)        (14)      (45)
                                                   ----       ----        ----      ----
Total comprehensive income/(loss)                  $ 11       $ 19        $ (6)     $ 12
                                                   ====       ====        ====      ====

                                                     June 30         December 31
                                                       2000             1999
                                                     -------         -----------
Cash and Short-Term Investments
Cash and cash equivalents                             $ 406             $ 571
Short-term investments                                  155               192
                                                      -----             -----
Total cash and short-term investments                 $ 561             $ 763
                                                      =====             =====

Inventories
Finished goods                                        $ 237             $ 241
Work in process and raw materials                        62                58
                                                      -----             -----
Total inventories                                     $ 299             $ 299
                                                      =====             =====


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

The following tables present data for revenue and operating income/(loss) by solution operating segments for the quarters ended June 30 (in millions):


                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   ------------------     ------------------
                                     2000      1999        2000       1999
                                   -------    -------     -------    -------
Revenue
Store Automation                   $   320    $   366     $   586    $   685
Self Service                           359        386         670        713
Data Warehousing                       292        241         531        392
Systemedia                             128        119         242        232
All other segments                     349        460         674        883
                                   -------    -------     -------    -------
Consolidated revenue               $ 1,448    $ 1,572     $ 2,703    $ 2,905
                                   =======    =======     =======    =======



                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   ------------------     -----------------
                                    2000       1999        2000       1999
                                   ------     -------     ------     ------
Operating Income/(Loss)
Store Automation                   $  (13)    $   16      $  (40)    $   14
Self Service                           52         57          71         94
Data Warehousing                        4        (23)        (15)       (92)
Systemedia                              4          5           8         10
All other segments                     24          6          43         27
Restructuring and other special
  charges(1)                          (28)         -         (42)         -
                                   ------     ------      ------     ------
Consolidated operating income      $   43     $   61      $   25     $   53
                                   ======     ======      ======     ======

(1) Includes restructuring and other related charges and acquisition related in-process research and development charges. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements).


4.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 2000 cannot currently be determined.

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

Legal Proceedings

NCR was named as one of the defendants in a purported class-action suit filed in November 1996 in Florida alleging liability based on state antitrust and common-law claims of unlawful restraints of trade, monopolization, and unfair business practices related to a purported agreement between Siemens Nixdorf Printing Systems, L.P. and NCR. In January 1999, NCR agreed to settle this suit with plaintiffs for an undisclosed and non-material amount. The settlement was approved by the court in early 2000 and is being implemented.

5.   STOCK REPURCHASE PROGRAM

In 1999, the Board of Directors authorized two share repurchase programs valued at a total of $500 million. The first program was authorized on April 15, 1999 for $250 million and was completed in the fourth quarter of 1999. The second program was authorized on October 21, 1999 for $250 million. As of June 30, 2000, the Company has committed $35 million of the $250 million authorized in October. In the first six months of 2000, approximately 102,000 shares were repurchased on the open market at an average price of $34.97 per share.

Following the end of the second quarter, approximately 252,000 shares were repurchased on the open market at an average price of $34.60 per share.

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

7.   RESTRUCTURING

During the fourth quarter of 1999, NCR approved a restructuring plan designed to accelerate the Company's transformation from a computer hardware and product company to a technology solutions and services provider. The plan led to an alignment around four key solutions, an expected elimination of approximately 1,250 positions and an enhanced leverage of the investment in NCR's Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of the plan. There was $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were all reflected as current liabilities in NCR's balance sheet.

In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, during the first six months of 2000, the Company recorded $18 million of settlement costs relating to the settlement of customer obligations that were not complete as of December 31, 1999. Included in this $18 million was $17 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expense. The Company is actively working to complete substantially all of the remaining customer settlements by the third quarter of 2000 as cost effectively as possible.

In total, the Company expects the pre-tax charge of $125 million to result in cash outlays of $83 million of which $76 million relates to employee separations that were accrued under the Company's postemployment benefits plan as well as non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of June 30, 2000, substantially all cash outlays for other than employee separations had been made. The balance of the cash outlays is expected to occur over the remainder of the current year. No adjustments have been made to the restructuring and other related liabilities recorded in the fourth quarter of 1999.

In total, the plan calls for approximately 1,250 employee separations. As of the end of the second quarter 2000, approximately 51% of the planned employee separations were complete and as of June 30, 2000, the Company has incurred cash outlays for employee separations of $30 million.

8.   PUT OPTIONS

In a series of private placements, NCR sold put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. The options sold in the fourth quarter of 1999 and the first quarter of 2000 all expired, unexercised. NCR sold additional options in the second quarter of 2000 totaling 1,000,000 shares of which 400,000 expired, unexercised in the quarter. At the end of the second quarter of 2000, the total amount related to the Company's remaining potential repurchase obligation of 600,000 shares of common stock was $22 million. The put option obligations had no significant effect on diluted earnings per share for the period presented, and the net proceeds from the sale of the put options are shown as an increase to paid-in capital.

From the end of the second quarter through August 11, 2000, NCR sold additional options for 400,000 shares and repurchased 400,000 of the 600,000 shares subject to then outstanding options from the end of the second quarter. The remaining potential repurchase obligation of 600,000 shares of common stock is $21 million.

The activity is summarized as follows:

                                            Put Options Outstanding
                           Cumulative       ------------------------
                           Net Premium      Number of      Potential
In millions                 Received         Options      Obligation
--------------------------------------------------------------------
December 31, 1998             $  -                -         $    -
Sales                          1.1              0.4           13.1
Exercises                        -                -              -
Expirations                      -                -              -
--------------------------------------------------------------------
December 31, 1999             $1.1              0.4         $ 13.1
Sales                          1.0              0.4           14.8
Exercises                        -                -              -
Expirations                      -             (0.4)         (13.1)
--------------------------------------------------------------------
March 31, 2000                $2.1              0.4         $ 14.8
Sales                          2.8              1.0           36.8
Exercises                        -                -              -
Expirations                      -             (0.8)         (29.6)
--------------------------------------------------------------------
June 30, 2000                 $4.9              0.6         $ 22.0
====================================================================

9. ACQUISITIONS

In the second quarter of 2000, the Company announced the acquisition of Ceres Integrated Solutions, LLC (Ceres) and Research Computer Services, Inc. (RCS). Ceres is a leading provider of customer relationship management solutions and a leader in retail targeted marketing applications. This acquisition is expected to drive sales of new data warehouses and expansion of existing data warehouses. The in-process research and development charge associated with the acquisition of Ceres was $19 million. RCS is a leading provider of point-of-sale software for general merchandise retailers. This acquisition is expected to enable NCR to drive revenue and market growth for our point-of-sale solutions in domestic and international markets. The in-process research and development charge associated with the acquisition of RCS was $5 million.

The total amount of stock issued as part of the acquisitions completed by the Company in the current year is $64 million. The pro forma results of operations through the end of the second quarter of 1999, assuming that all 1999 and 2000 acquisitions occurred on January 1, 1999, do not differ materially from amounts reported.

10. SUBSEQUENT EVENTS

On July 14, 2000, the Company announced the acquisition of the remaining 50 percent interest in Stirling Douglas Group (SDG), a leading demand chain management application software firm. As a result of this purchase, SDG is now a wholly-owned subsidiary of NCR. The acquisition enhances NCR's ability to offer business-to-business e-commerce solutions between retailers and suppliers through real-time inventory management while reducing overhead costs.

On August 3, 2000, the Company announced that it had entered into a definitive agreement to acquire 4Front Technologies, Inc. in a merger transaction for an aggregate consideration of approximately $250 million. 4Front Technologies is a leading provider and integrator of information technology services, consisting of specialized computer services and web-based solutions. The company is headquartered in London and has a strong pan-European market presence in the United Kingdom, France, Italy, Germany, Belgium, the Netherlands, Spain and Sweden. 4Front Technologies employs approximately 1,900 people. This acquisition further strengthens NCR's position in providing high availability service solutions and should enable the Company to better service the complex needs of its global customers. This merger is expected to be completed before the end of the current year and is subject to a number of conditions, including the receipt of the approval of the 4Front Technologies stockholders as well as the receipt of required regulatory approvals.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring

During the fourth quarter of 1999, our management approved a restructuring plan designed to accelerate our transformation from a computer hardware and product company, to a technology solutions and services provider. The plan led to an alignment around four key solutions, an expected elimination of approximately 1,250 positions and an enhanced leverage of the investment in our Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of our plan. There was $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were all reflected as current liabilities in NCR's balance sheet.

In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, during the first six months of 2000 we recorded $18 million of settlement costs relating to the settlement of customer obligations that were not complete as of December 31, 1999. Included in this $18 million was $17 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expenses. We are actively working to complete substantially all of the remaining customer settlements by the third quarter of 2000 as cost effectively as possible.

In total, we expect the pre-tax charge of $125 million to result in cash outlays of $83 million of which $76 million relates to employee separations that were accrued under our postemployment benefits plan as well as non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of June 30, 2000, substantially all cash outlays for other than employee separations had been made. The balance of the cash outlays is expected to occur over the remainder of the current year. No adjustments have been made to the restructuring and other related liabilities recorded in the fourth quarter of 1999.

We anticipate annual savings of approximately $75 million as a result of our restructuring plan and estimate that we generated $29 million of the anticipated savings in the first six months of 2000. The savings primarily come from the elimination of losses in our non-core solutions that we exited as well as other cost savings related to employee separations within our infrastructure support organizations. We estimate that 75% of these savings were recognized as a reduction in operating expenses with the balance being recognized as a reduction in cost of revenue.

In total, the plan calls for approximately 1,250 employee separations. As of the end of the second quarter 2000, approximately 51% of the planned employee separations were complete and as of June 30, 2000, the Company has incurred cash outlays for employee separations of $30 million.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

For the quarters ended June 30, the effects of significant special items, which include restructuring and other related charges of $4 million in connection with the action announced in October 1999 and acquisition related in-process research and development charges of $24 million, have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements and the discussion of acquisitions below).

In millions                                           2000    1999
--------------------------------------------------------------------
Consolidated revenue                                 $1,448  $1,572
Consolidated gross margin                               474     499
Consolidated operating expenses:
  Selling, general and administrative expenses          328     353
  Research and development expenses                      75      85
--------------------------------------------------------------------
Consolidated income from operations                  $   71  $   61
====================================================================

Revenue: Revenue for the three months ended June 30, 2000 was $1,448 million, a decrease of 8% from the second quarter of 1999. When adjusted for the impact of changes in currency exchange rates, revenue decreased 7%.

The revenue decline in the second quarter of 2000 compared to the prior year reflects the exit of our non-core solutions, the termination of service associated with equipment retired as a result of Year 2000 replacement, product availability issues for our Store Automation solutions and declines in the sales of our Self Service solutions in the Americas region. On an aggregate basis, revenue in our core solutions overall were down 2% compared with the prior year due to the product availability issues for Store Automation. By solution, our revenue in the second quarter of 2000 reflects increased sales of our Data Warehousing solutions of 21% and Systemedia products of 8%. Offsetting the revenue growth in Data Warehousing and Systemedia were declines in sales of our Store Automation solutions of 13%, Self Service solutions of 7%, and our all other segments of 24% which includes declines in our non-core solutions of 33%.

Revenue in the second quarter of 2000 compared with the second quarter of 1999 decreased 13% in the Americas region and 16% in the Europe/Middle East/Africa region. The declines in both of these regions were primarily due to the exit of our non-core solutions and product availability issues for our Store Automation solutions. Revenue in the Asia Pacific region, excluding Japan, increased 28% over the prior year while Japan increased 5%. The revenue growth in the Asia Pacific region, excluding Japan, reflects strong growth in sales of our Data Warehousing, Self Service and Payment and Imaging solutions partially offset by declines in our non-core solutions. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 32% in the Asia Pacific region, excluding Japan, and decreased 13% in the Americas region, 9% in the Europe/Middle East/Africa region and 9% in Japan. The Americas region comprised 52% of our total revenue in the second quarter of 2000, the Europe/Middle East/Africa region comprised 28%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 10%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.0 percentage points to 32.7% in the second quarter of 2000 from 31.7% in the second quarter of 1999. Products gross margin increased 1.2 percentage points to 38.9% in the second quarter of 2000. This increase is primarily attributable to product margin rate improvement in the Data Warehousing solution as a result of increased volume. Services gross margin increased 0.9 percentage points to 25.7% in the second quarter of 2000 from 24.8% in the second quarter of 1999. This increase is attributable to margin rate improvements in our consulting business primarily due to improved utilization of our consultants.

Selling, general and administrative expenses decreased $25 million, or 7%, in the second quarter of 2000 from the second quarter of 1999 reflecting the exit of our non-core solutions and our focus on expense containment initiatives. As a percentage of revenue, selling, general and administrative expenses were 22.7% in the second quarter of 2000 and 22.5% in the second quarter of 1999. Research and development expenses decreased $10 million to $75 million in the second quarter of 2000. As a percentage of revenue, research and development expenses were 5.2% in the second quarter of 2000 compared to 5.4% in the second quarter of 1999. The second quarter research and development expenses reflect increased investments in our strategic operating segments which were more than offset by spending reductions in our non-core/exited operating segments.

Gross margins and operating expenses were favorably impacted in the second quarter of 2000 and 1999 from our pension benefits plan with an additional $17 million of income being recognized in the second quarter of 2000. Gross margins and operating expenses were unfavorably impacted in the second quarter of 2000 and 1999 from our post-employment and post-retirement benefit plans and associated investments with $7 million more expense in the second quarter of 2000. Thus, the net impact on operating results from our combined pension, post-retirement and post-employment plans was $10 million additional income in the second quarter of 2000 as compared to the second quarter of 1999.

Income Before Income Taxes: Operating income was $71 million in the second quarter of 2000 compared to $61 million in the second quarter of 1999.

Other income, net of expenses, was $21 million in the second quarter of 2000 compared to $13 million in the second quarter of 1999. Other income in 2000 includes approximately $27 million of gains on sales of facilities.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of extraordinary charges. The provision for income taxes in the second quarter of 2000 was $25 million compared to $28 million in the second quarter of 1999. Excluding the tax effect of special items, the second quarter 2000 income tax provision was $32 million which compared to the 1999 period reflects a return to more normalized tax rate levels. The normalization of tax rates is due to continued profitability in certain tax jurisdictions, primarily the United States.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

For the six months ended June 30, the effects of significant special items, which include restructuring and other related charges of $18 million in connection with the action announced in October 1999 and acquisition related in-process research and development charges of $24 million, have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements and the discussion of acquisitions below).

In millions                                            2000     1999
---------------------------------------------------------------------
Consolidated revenue                                  $2,703   $2,905
Consolidated gross margin                                845      883
Consolidated operating expenses:
  Selling, general and administrative expenses           633      665
  Research and development expenses                      145      165
---------------------------------------------------------------------
Consolidated income from operations                   $   67   $   53
=====================================================================

Revenue: Revenue for the six months ended June 30, 2000 was $2,703 million, a decrease of 7% from the first six months of 1999. When adjusted for the impact of changes in currency exchange rates, revenue decreased 6%.

The revenue decline in the second quarter of 2000 compared to the prior year reflects the exit of our non-core solutions, the termination of service associated with equipment retired as a result of Year 2000 replacement, product availability issues for our Store Automation solutions and declines in the sales of our Self Service solutions in the Americas region. On an aggregate basis, revenue in our core solutions overall declined 1% compared with the prior year due to the product availability issues for Store Automation. By solution, our revenue for the first six months of 2000 reflects increased sales of our Data Warehousing solutions of 35% and Systemedia products of 4%. Offsetting the revenue growth in Data Warehousing and Systemedia were declines in sales of our Store Automation solutions of 14%, Self Service solutions of 6%, and our all other segments of 24% which includes declines in our non-core solutions of 33%.

Revenue in the first six months of 2000 compared with the first six months of 1999 decreased 8% in the Americas region, 18% in Europe/Middle East/Africa region. The declines in both of these regions were primarily due to the exit of our non-core solutions and product availability issues for Store Automation. Revenue in the Asia Pacific region, excluding Japan, increased 29% over the prior year while Japan increased 1%. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 32% in the Asia Pacific region, excluding Japan, and decreased 8% in the Americas region, 10% in the Europe/Middle East/Africa region, and 11% in Japan. The Americas region comprised 52% of NCR's total revenue in the first six months of 2000, the Europe/Middle East/Africa region comprised 28%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 10%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.9 percentage points to 31.3% in the first six months of 2000 from 30.4% in the same period of 1999. Products gross margin increased 1.1 points to 37.2% in the first six months of 2000. This increase is primarily attributable to product margin rate improvement in the Data Warehousing solution. Services gross margin increased 0.7 points to 24.9% in the first six months of 2000 due primarily to improvements in our consulting business.

Selling, general and administrative expenses decreased $32 million, or 5% in the first six months of 2000 from the first six months of 1999 reflecting the exit of our non-core solutions and our focus on expense containment initiatives. As a percentage of revenue, selling, general and administrative expenses were 23.4% in the first six months of 2000 and 22.9% in the first six months of 1999. Research and development expenses in the first six months of 2000 reflect increased investments in our strategic operating segments which were more than offset by spending reductions in our non-core/exited operating segments. As a result of this, research and development expenses decreased $20 million to $145 million in the first six months of 2000. As a percentage of revenue, research and development expenses were 5.4% in the first six months of 2000 compared to 5.7% in the first six months of 1999.

Gross margins and operating expenses were favorably impacted in the first six months of 2000 compared to the same period of 1999 from our pension benefits plan with an additional $34 million of income being recognized through June of 2000. Gross margins and operating expenses were unfavorably impacted in the first six months of 2000 compared to 1999 from our post-employment and post-retirement benefit plans and associated investments with $20 million more expense during the first six months of 2000. Thus, the net impact on operating results from our combined pension, post-retirement and post-employment plans was $14 million additional income in the first six months of 2000 as compared to the same period of 1999.

Income Before Income Taxes: Operating income was $67 million in the first six months of 2000 compared to $53 million in the same period of 1999.

Other income, net of expenses, was $34 million in the first six months of 2000 compared to $26 million in the first six months of 1999. Other income includes gains on sales of facilities of approximately $30 million in 2000 compared to $11 million in 1999.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of extraordinary charges. The provision for income taxes was $25 million in the first six months of 2000 compared to $30 million in the first six months of 1999. Excluding the tax effect of special items, the income tax provision for the first six months of 2000 was $35 million which compared to the 1999 period reflects a return to more normalized tax rate levels. The normalization of tax rates is due to continued profitability in certain tax jurisdictions, primarily the United States.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $561 million at June 30, 2000, compared to $763 million at December 31, 1999.

Operating Activities: We used cash flows from operations of $17 million in the first six months of 2000 while generating net cash flows from operations of $215 million in the first six months of 1999. Receivable balances decreased $37 million in the first six months of 2000 and $202 million in the same period in 1999. The significant decrease in our receivable balances in the first six months of 1999 reflected our strong focus on collections that we have been able to maintain with incremental improvements in the first six months of 2000. We used $144 million of cash in the first six months of 2000 related to the timing of disbursements for employee severance and pension compared to a $101 million use of cash in the same period of 1999. The increased use of cash in the first six months of 2000 relates primarily to cash payments of benefits under un-funded pension plans in some of our international locations and severance related cash payments.

Investing Activities: Net cash flows used in investing activities were $169 million in the first six months of 2000 and $263 million in the same period of 1999. In 2000, we decreased our short-term investments by $36 million as we increased the liquidity of our overall portfolio due to expected acquisition activity; this compared to a $109 million increase in our short-term investments in 1999. Capital expenditures were $246 million for the first six months of 2000 and $170 million in the same period of 1999. The increase in capital expenditures primarily relates to expenditures for information technology, reworkable parts used to service customer equipment including purchases to support our high availability networking service offerings, and expenditures for facilities to support sales and marketing activities. Proceeds from the sales of facilities and other assets for the first six months of 2000 was $133 million compared to $40 million in the same period of 1999. The increase in proceeds is driven by our ongoing asset management initiative to sell less productive assets such as real estate. Business acquisitions and investments utilized $56 million of cash in the first six months of 2000 and is the result of our strategy to invest in our core solutions and related technologies. Other investing activities used $36 million of cash in the first six months of 2000 and $24 million in the comparable period for 1999. The increase is primarily related to capitalized software.

Financing Activities: Net cash provided by financing activities was $34 million in the in the first six months of 2000 and $16 million in the same period of 1999. As of June 30, 2000, $4 million of cash was used in the repurchase of Company stock pursuant to the stock repurchase program included in Note 5 of the Notes to Consolidated Financial Statements; $62 million of cash was used in the same period of 1999 to repurchase Company stock. In the first six months of 2000, we reported cash flows of $41 million from other financing activities compared to $50 million in the same period of 1999. Other financing cash flows primarily relate to share activity under our stock option and employee stock purchase plans.

We believe that cash flows from operations, existing credit facilities, and other short- and long-term financing, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure and other financing requirements for the foreseeable future.

Acquisitions: In the second quarter of 2000, we announced the acquisition of Ceres Integrated Solutions, LLC (Ceres) and Research Computer Services, Inc.
(RCS). Ceres is a leading provider of customer relationship management solutions and a leader in retail targeted marketing applications. This acquisition is expected to drive sales of new data warehouses and expansion of existing data warehouses. The in-process research and development charge associated with the acquisition of Ceres was $19 million. RCS is a leading provider of point-of-sale software for general merchandise retailers. This acquisition is expected to enable us to drive revenue and market growth for our point-of-sale solutions in domestic and international markets. The in-process research and development charge associated with the acquisition of RCS was $5 million.

On July 14, 2000, we announced the acquisition of the remaining 50 percent interest in Stirling Douglas Group (SDG), a leading demand chain management application software firm. As a result of our purchase, SDG is now a wholly-owned subsidiary of NCR. The acquisition enhances our ability to offer business-to-business e-commerce solutions between retailers and suppliers through real-time inventory management while reducing overhead costs.

On August 3, 2000, we announced that we had entered into a definitive agreement to acquire 4Front Technologies, Inc. in a merger transaction for an aggregate consideration of approximately $250 million. 4Front Technologies is a leading provider and integrator of information technology services, consisting of specialized computer services and web-based solutions. The company is headquartered in London and has a strong pan-European market presence in the United Kingdom, France, Italy, Germany, Belgium, the Netherlands, Spain and Sweden. 4Front Technologies employs approximately 1,900 people. This acquisition further strengthens our position in providing high availability service solutions and should enable us to better service the complex needs of our global customers. This merger is expected to be completed before the end of the current year and is subject to a number of conditions, including the receipt of approval of the 4Front Technologies stockholders as well as the receipt of required regulatory approvals.

The total amount of stock issued as part of the acquisitions we completed in the current year is $64 million. The pro forma results of operations through the end of the second quarter of 1999, assuming that all 1999 and 2000 acquisitions occurred on January 1, 1999, do not differ materially from amounts reported.

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

We compete in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins that could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
International Business Machines (IBM), Wincor Nixdorf Gmbh & Co., Unisys Corporation, Diebold, Inc., and Oracle Corporation, some of which have widespread penetration of their platforms. If we are unable to compete successfully, the demand for our solutions, including products and services, would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability, and loss of market share. These competitive pressures could impact our business and operating results.

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

Acquisitions and Alliances. As part of our solutions strategy, we intend to continue to acquire technologies, products, and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate. For example, the acquisition of Ceres Integrated Solutions will result in incremental revenue, margin and operating expenses for our Data Warehousing solution.

Multi-National Operations
Continuing to generate substantial revenues from our multi-national operations helps to balance our risks and meet our strategic goals.

Currently, approximately 59% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as recently occurred in certain Asian markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; currency changes such as the "Euro" introduction which could affect cross border competition, pricing, and require modifications to our offerings to accommodate the changeover; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

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

For purposes of potential risk analysis, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our hedge portfolio related to anticipated transactions. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the forecasted underlying transaction. The results of the foreign currency exchange rate sensitivity analysis at June 30, 2000 and 1999 were: a 10% movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the fair values of our financial instruments by $13 million and an increase of $8 million, respectively, or an increase in fair values of our financial instruments by $1 million and $16 million, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2000 is not material in relation to our consolidated financial position, results of operations or cash flows. We do not generally use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

                          Part II.  Other Information


Item 1.  LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 4 of the Notes to Condensed Consolidated Financial Statements on page 7 of this quarterly report and is incorporated in this Item 1 as by reference and made a part hereof.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
 3.1             Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and
                 Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR
                 Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual
                 Report")).
 3.2             Bylaws of NCR Corporation, as amended and restated on February 3, 2000 (incorporated by reference to
                 Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
 4.1             Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR
                 Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
 4.2             Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between
                 NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the
                 1996 NCR Annual Report).
10.1             Letter agreement dated June 20, 2000.
  27             Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports filed on Form 8-K for the quarter ended June 30, 2000.


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


                                       NCR CORPORATION

Date:  August 11, 2000                 By:  /s/   David Bearman
                                       -----------------------------------

                                       David Bearman, Senior Vice President
                                       and Chief Financial Officer