Form 10-Q
period 2000-09-30
NCR CORP
filed 2000-11-14
CIK 70866

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

               For the quarterly period ended September 30, 2000

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



Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2000 was 96,430,673.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                   Description                          Page
                                   -----------                          ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
           Three and Nine Months Ended September 30, 2000 and 1999         3

           Condensed Consolidated Balance Sheets
           September 30, 2000 (Unaudited) and December 31, 1999            4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended September 30, 2000 and 1999                   5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     18


                           PART II. Other Information


                     Description                                        Page
                     -----------                                        ----
Item 1.    Legal Proceedings                                              19

Item 6.    Exhibits and Reports on Form 8-K                               19

           Signature                                                      20


                         Part I.  Financial Information


Item 1.  FINANCIAL STATEMENTS


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts


                                                          Three Months Ended       Nine Months Ended
                                                             September 30            September 30
                                                       ---------------------    --------------------
                                                           2000         1999        2000        1999
                                                          -----        -----       -----       -----
Revenue
Products                                               $    778     $    818    $  2,178     $ 2,324
Services                                                    686          712       1,989       2,111
                                                       --------     --------    --------     -------
Total Revenue                                             1,464        1,530       4,167       4,435
                                                       --------     --------    --------     -------
Operating Expenses
Cost of products                                            486          516       1,369       1,478
Cost of services                                            515          550       1,507       1,610
Selling, general and administrative expenses                319          330         953         995
Research and development expenses                            77           82         246         247
                                                       --------     --------    --------     -------
Total Operating Expenses                                  1,397        1,478       4,075       4,330
                                                       --------     --------    --------     -------
Income from Operations                                       67           52          92         105

Interest expense                                             (4)          (3)         (9)         (8)
Other income, net                                            22           37          61          68
                                                       --------     --------    --------     -------

Income Before Income Taxes                                   85           86         144         165

Income tax expense                                           31           33          56          63
                                                       --------     --------    --------     -------

Net Income                                             $     54     $     53    $     88     $   102
                                                       ========     ========    ========     =======

Net Income per Common Share
    Basic                                              $   0.57     $   0.54    $   0.93     $  1.04
    Diluted                                            $   0.55     $   0.53    $   0.90     $  1.00

Weighted Average Common Shares Outstanding
    Basic                                                  96.1         97.6        95.1        98.3
    Diluted                                                99.1        101.1        98.1       102.0

See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except per share amounts

                                                                      September 30             December 31
                                                                          2000                    1999
                                                                      -----------             -----------
                                                                      (Unaudited)
Current assets
  Cash and short-term investments                                     $    621                 $     763
  Accounts receivable, net                                               1,152                     1,197
  Inventories                                                              311                       299
  Other current assets                                                     281                       282
                                                                      --------                 ---------
Total Current Assets                                                     2,365                     2,541

Reworkable service parts, net                                              210                       209
Property, plant and equipment, net                                         719                       793
Other assets                                                             1,521                     1,352
                                                                      --------                 ---------
Total Assets                                                          $  4,815                 $   4,895
                                                                      ========                 =========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                               $     45                 $      37
  Accounts payable                                                         388                       378
  Payroll and benefits liabilities                                         244                       247
  Customer deposits and deferred service revenue                           357                       365
  Other current liabilities                                                507                       635
                                                                      --------                 ---------
Total Current Liabilities                                                1,541                     1,662

Long-term debt                                                              38                        40
Pension and indemnity liabilities                                          309                       342
Postretirement and postemployment benefits liabilities                     526                       570
Other liabilities                                                          638                       623
Minority interests                                                          49                        49
                                                                      --------                 ---------
Total Liabilities                                                        3,101                     3,286
                                                                      --------                 ---------

Put Options                                                                 14                        13
                                                                      --------                 ---------
Commitments and  Contingencies

Stockholders' Equity
Preferred stock: par value $0.01 per share, 100.0 shares
  authorized, no shares issued or outstanding at
  September 30, 2000 and December 31, 1999, respectively                     -                         -
Common stock: par value $0.01 per share, 500.0 shares
  authorized, 96.3 and 93.6 shares issued and outstanding
  at September 30, 2000 and December 31, 1999,                               1                         1
  respectively
Paid-in capital                                                          1,162                     1,081
Retained earnings                                                          554                       466
Accumulated other comprehensive income                                     (17)                       48
                                                                      --------                 ---------
Total Stockholders' Equity                                               1,700                     1,596
                                                                      --------                 ---------
Total Liabilities and Stockholders' Equity                            $  4,815                 $   4,895
                                                                      ========                 =========

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions


                                                                                         Nine Months Ended September 30
                                                                                       2000                        1999
                                                                                    ---------                   ----------
Operating Activities
Net income                                                                          $      88                   $      102
Adjustments to reconcile net income to net cash provided
 by/(used in) operating activities:
   Depreciation and amortization                                                          272                          278
   Net gain on sales of assets                                                            (37)                         (35)
   Purchased research and development from acquisitions                                    25                            -
   Changes in assets and liabilities:
     Receivables                                                                           61                          266
     Inventories                                                                          (11)                          (9)
     Current payables                                                                     (19)                         (50)
     Deferred revenue and customer deposits                                                (7)                          12
     Timing of disbursements for employee severance
      and pension                                                                        (217)                        (158)
     Other assets and liabilities                                                         (91)                         (52)
                                                                                    ---------                   ----------
Net Cash Provided by Operating Activities                                                  64                          354
                                                                                    ---------                   ----------

Investing Activities
Short-term investments, net                                                                52                          (93)
Net expenditures and proceeds for service parts                                           (76)                         (74)
Expenditures for property, plant and equipment                                           (163)                        (136)
Proceeds from sales of property, plant and equipment                                      172                           89
Business acquisitions and investments                                                     (71)                           -
Other investing activities, net                                                           (73)                         (68)
                                                                                    ---------                   ----------
Net Cash Used in Investing Activities                                                    (159)                        (282)
                                                                                    ---------                   ----------

Financing Activities
Purchases of Company common stock                                                         (37)                        (161)
Short-term borrowings, net                                                                  8                           13
Long-term borrowings, net                                                                  (3)                          (1)
Other financing activities, net                                                            55                           71
                                                                                    ---------                   ----------
Net Cash Provided by/(Used in) Financing Activities                                        23                          (78)
                                                                                    ---------                   ----------

Effect of exchange rate changes on cash and cash
 equivalents                                                                              (17)                          (6)
                                                                                    ---------                   ----------
Decrease in Cash and Cash Equivalents                                                     (89)                         (12)
Cash and Cash Equivalents at Beginning of Period                                          571                          488
                                                                                    ---------                   ----------

Cash and Cash Equivalents at End of Period                                          $     482                   $      476
                                                                                    =========                   ==========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 1999 Annual Report to Stockholders, Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.   SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                                          Three Months Ended                   Nine Months Ended
                                                                             September 30                         September 30
                                                                    -----------------------------          -----------------------
Comprehensive Income                                                   2000                1999               2000         1999
                                                                    ---------           ---------          ----------    ---------
Net income                                                          $      54           $      53        $         88    $     102
Other comprehensive income/(loss), net of tax:
   Unrealized (loss)/gain on securities                                    (3)                  -                 (35)           8
   Additional minimum pension liability                                     -                   -                   6            -
   Currency translation adjustments                                       (22)                 54                 (36)           9
                                                                    ---------           ---------          ----------    ---------
Total comprehensive income                                          $      29           $     107        $         23    $     119
                                                                    =========           =========        ============    =========


                                                 September 30       December 31
                                                     2000              1999
                                                 ------------       -----------
Cash and Short-Term Investments
Cash and cash equivalents                         $       482       $       571
Short-term investments                                    139               192
                                                  -----------       -----------
Total cash and short-term investments             $       621       $       763
                                                  ===========       ===========

Inventories
Finished goods                                    $       245       $       241
Work in process and raw materials                          66                58
                                                  -----------       -----------
Total inventories                                 $       311       $       299
                                                  ===========       ===========


3.   SEGMENT INFORMATION

Beginning in the third quarter of 2000, the Company's reportable segments are Store Automation, Self Service, Data Warehousing, Systemedia, Payment and Imaging, and All Other. The Payment and Imaging solution, which was previously reported as part of All Other, was reported separately during the third quarter due to its relative contribution to NCR's overall consolidated results. All of these segments include hardware, software, professional consulting and customer support services. Customer support services include maintenance services, staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

The following tables present data for revenue and operating income/(loss) by solution operating segments for the quarters ended September 30 (in millions):

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30                        September 30
                                                                  -----------------------------          ------------------------
                                                                     2000               1999               2000           1999
                                                                  ----------          ---------          --------       ---------
Revenue
Store Automation                                                  $      358          $     370          $    944       $   1,055
Self Service                                                             365                383             1,035           1,096
Data Warehousing                                                         272                221               803             613
Systemedia                                                               123                120               365             352
Payment and Imaging                                                       73                 82               220             244
All other segments                                                       273                354               800           1,075
                                                                  ----------          ---------          --------       ---------
Consolidated revenue                                              $    1,464          $   1,530          $  4,167       $   4,435
                                                                  ==========          =========          ========       =========

                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30                        September 30
                                                                  -------------------------------        -------------------------
                                                                     2000                 1999              2000           1999
                                                                  ----------            ---------        ---------      ---------
Operating Income/(Loss)
Store Automation                                                  $        6            $      15        $     (34)     $      29
Self Service                                                              49                   61              120            155
Data Warehousing                                                         (12)                 (38)             (27)          (130)
Systemedia                                                                 3                    5               11             15
Payment and Imaging                                                       11                    8               30             17
All other segments                                                        15                    1               39             19
Restructuring and other special charges (1)                               (5)                   -              (47)             -
                                                                  ----------            ---------        ---------      ---------
Consolidated operating income                                     $       67            $      52        $      92      $     105
                                                                  ==========            =========        =========      =========

(1) Includes restructuring and other related charges and acquisition related in-process research and development charges. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements). In-process research and development charges during the first nine months of 2000 were $25 million ($20 million, Data Warehousing and $5 million, Store Automation).


4.   CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 2000 cannot currently be determined.

Environmental Matters

NCR's facilities and operations are subject to a wide range of environmental protection laws. NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and comparable state statutes.

     Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency (USEPA), has formally proposed the Fox River for inclusion on the CERCLA National Priorities List. In February 1999, the State of Wisconsin made available for public review a draft remedial investigation and feasibility study (RI/FS), which outlines a variety of alternatives for addressing the Fox River sediments. While the draft RI/FS did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft RI/FS ranged from $0 for no action (which appears to be an unlikely choice) to between $143 million and $721 million depending on the alternative selected. The USEPA has indicated that the final RI/FS will be issued by year end 2000 and that a decision on the anticipated remedial action will be made in 2001. In addition, one of the federal NRD claimants has released an interim estimate of alleged losses from lost recreational fishing opportunities of between $106 million and $147 million. The federal Claimants have stated their intent to issue a Restoration and Compensation Determination Plan (RCDP) in the fourth quarter of 2000. This document will set out proposed alternatives for the natural resource damages claims. NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that it believes should demonstrate that selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. However, because there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Claimants. An accurate estimate of NCR's ultimate share of restoration/remediation and damages liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and able to pay substantial shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

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

5. STOCK REPURCHASE PROGRAM

In 1999, the Board of Directors authorized two share repurchase programs valued at a total of $500 million. The first program was authorized on April 15, 1999 for $250 million and was completed in the fourth quarter of 1999. The second program was authorized on October 21, 1999 for $250 million. As of September 30, 2000, the Company has incurred $69 million of the $250 million authorized in October 1999. In the first nine months of 2000, approximately 1,075,000 shares were repurchased on the open market at an average price of $34.04 per share.

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

7. RESTRUCTURING

During the fourth quarter of 1999, NCR approved a restructuring plan designed to accelerate the Company's transformation from a computer hardware and product company to a technology solutions and services provider. The plan led to an alignment around the key solutions, an expected elimination of approximately 1,250 positions and an enhanced leverage of the investment in NCR's Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of the plan. There was $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were shown as current liabilities in NCR's 1999 year end balance sheet.

In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, during the first nine months of 2000, the Company recorded $22 million of costs relating to the settlement of customer obligations that were not complete as of December 31, 1999. Included in this $22 million was $21 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expense. The Company expects to complete all of the remaining customer settlements as cost effectively as possible in the fourth quarter of 2000, estimated at an additional $10 million.

In total, the Company expects the pre-tax charge of $125 million to result in cash outlays of $83 million, of which $76 million relates to employee separations that were accrued under the Company's post-employment benefits plan, as well as non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of September 30, 2000, substantially all cash outlays for other than employee separations had been made. No adjustments have been made to the restructuring and other related liabilities recorded in the fourth quarter of 1999.

In total, the plan called for approximately 1,250 employee separations. As of the end of the third quarter 2000, approximately 67% of the planned employee separations were complete and as of September 30, 2000, the Company has incurred cash outlays for employee separations of $38 million.

8. PUT OPTIONS

In a series of private placements, NCR sold put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. The options sold in the fourth quarter of 1999 and through the second quarter of 2000 have all expired. At the end of the second quarter of 2000, the company had options outstanding for 600,000 shares. Of these 600,000 options, 200,000 expired unexercised and 400,000 were repurchased at an average price of $37.00 per share. NCR sold additional options in the third quarter of 2000 totaling 600,000 shares of which 200,000 expired unexercised. At the end of the third quarter of 2000, the total amount that related to the Company's remaining potential repurchase obligation of 400,000 shares of common stock was $14 million. The put option obligations had no significant effect on diluted earnings per share for the period presented, and the net proceeds from the sale of the put options are shown as an increase to paid-in capital.

Following the end of the third quarter, the 400,000 of outstanding options expired unexercised.

The activity is summarized as follows:
                                                Put Options Outstanding
                            Cumulative          ------------------------
                           Net Premium          Number of      Potential
In millions                  Received            Options      Obligation
------------------------------------------------------------------------
December 31, 1998             $  -                   -            $    -
Sales                          1.1                 0.4              13.1
Exercises                        -                   -                 -
Expirations                      -                   -                 -
------------------------------------------------------------------------
December 31, 1999             $1.1                 0.4            $ 13.1
Sales                          1.0                 0.4              14.8
Exercises                        -                   -                 -
Expirations                      -                (0.4)            (13.1)
------------------------------------------------------------------------
March 31, 2000                $2.1                 0.4            $ 14.8
Sales                          2.8                 1.0              36.8
Exercises                        -                   -                 -
Expirations                      -                (0.8)            (29.6)
------------------------------------------------------------------------
June 30, 2000                 $4.9                 0.6            $ 22.0
Sales                          1.1                 0.6              21.4
Exercises                        -                (0.4)            (14.8)
Expirations                      -                (0.4)            (14.3)
------------------------------------------------------------------------
September 30, 2000 (1)        $6.0                 0.4            $ 14.3
========================================================================
(1) As of November 3, 2000, all outstanding options had expired.


9.   ACQUISITIONS

On October 16, 2000, the Company acquired 4Front Technologies, Inc. (4Front). 4Front is a leading provider and integrator of information technology services, consisting of specialized computer services and web-based solutions. 4Front, an employer of approximately 1,900 people, is headquartered in London and has a strong pan-European market presence in the United Kingdom, France, Italy, Germany, Belgium, the Netherlands, Spain and Sweden. This acquisition further strengthens NCR's position in providing high availability service solutions and enables the Company to better service the complex needs of its global customers. The merger will be accounted for as a purchase and, accordingly, the operating results of 4Front will be included in the Company's consolidated financial statements from October 17, 2000 forward. The Company will incur special charges related to the integration beginning in the fourth quarter of 2000.

In the third quarter of 2000, the Company announced the acquisition of the remaining 50 percent interest in Stirling Douglas Group (SDG), a leading demand chain management application software firm. As a result of this purchase, SDG is now a wholly owned subsidiary of NCR. The acquisition enhances NCR's ability to offer business-to-business e-commerce solutions between retailers and suppliers through real-time inventory management while reducing overhead costs. The in-process research and development charge incurred in the third quarter associated with the acquisition of the remaining 50 percent interest in SDG was $1 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring

During the fourth quarter of 1999, our management approved a restructuring plan designed to accelerate our transformation from a computer hardware and product company, to a technology solutions and services provider. The plan led to an alignment around our key solutions, an expected elimination of approximately 1,250 positions and enhanced leverage of the investment in our Data Warehousing offering. A pre-tax charge of $125 million was recorded in the fourth quarter of 1999 to provide for restructuring and other related charges as a result of our plan. There was $73 million of restructuring and other related liabilities incurred in connection with the 1999 business restructuring, which were shown as current liabilities in our 1999 year end balance sheet.

In addition to the pre-tax charge of $125 million recorded in the fourth quarter of 1999, during the first nine months of 2000, we recorded $22 million of costs relating to the settlement of customer obligations that were not complete as of December 31, 1999. Included in this $22 million was $21 million recorded in cost of revenue and $1 million recorded in selling, general and administrative expense. We expect to complete all of the remaining customer settlements as cost effectively as possible in the fourth quarter of 2000, estimated at an additional $10 million.

In total, we expect the pre-tax charge of $125 million to result in cash outlays of $83 million, of which $76 million relates to employee separations that were accrued under our post-employment benefits plan, as well as non-cash write-offs of $42 million. The cash outlays are primarily for employee separations, contract cancellations and settlement of customer obligations. As of September 30, 2000, substantially all cash outlays for other than employee separations had been made. No adjustments have been made to the restructuring and other related liabilities recorded in the fourth quarter of 1999.

In total, the plan called for approximately 1,250 employee separations. As of the end of the third quarter 2000, approximately 67% of the planned employee separations were complete and as of September 30, 2000, we have incurred cash outlays for employee separations of $38 million.

We anticipate annual savings of approximately $75 million as a result of our restructuring plan and estimate that we generated $57 million of the anticipated savings in the first nine months of 2000. The savings primarily come from the elimination of losses in our non-core solutions that we exited as well as other cost savings related to employee separations within our infrastructure support organizations. We estimate that 75% of these savings were recognized as a reduction in operating expenses with the balance being recognized as a reduction in cost of revenue.

Results of Operations

Beginning in the third quarter of 2000, reportable segments are Store Automation, Self Service, Data Warehousing, Systemedia, Payment and Imaging, and All Other. The Payment and Imaging solution, which was previously reported as part of All Other, was reported separately during the third quarter due to its relative contribution to our overall consolidated results. All of these segments include hardware, software, professional consulting and customer support services. Customer support services include maintenance services, staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

Three Months Ended September 30, 2000 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

For the quarters ended September 30, the effects of significant special items, which include restructuring and other related charges of $4 million in connection with the action announced in October 1999 and acquisition related in-process research and development charges of $1 million, have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements and the discussion of acquisitions below).

In millions                                            2000             1999
-----------------------------------------------------------------------------
Consolidated revenue                                  $1,464           $1,530
Consolidated gross margin                                467              464
Consolidated operating expenses:
  Selling, general and administrative expenses           319              330
  Research and development expenses                       76               82
-----------------------------------------------------------------------------
Consolidated income from operations                   $   72           $   52
=============================================================================

Revenue: Revenue for the three months ended September 30, 2000 was $1,464 million, a decrease of 4% from the third quarter of 1999. When adjusted for the impact of changes in currency exchange rates, revenue decreased 1%.

The revenue decline in the third quarter of 2000 compared to the prior year primarily reflects the exit of our non-core solutions, the termination of service associated with equipment retired as a result of Year 2000 replacement, product availability issues for our Store Automation solutions, and the impact of currency fluctuations on all solutions. By solution, our revenue in the third quarter of 2000 reflects increased sales of our Data Warehousing solutions of 23% and Systemedia products of 3%. Offsetting the revenue growth in Data Warehousing and Systemedia were declines in sales of our Store Automation solutions of 3%, Self Service solutions of 5%, Payment and Imaging of 11% and our All Other segment of 23%. On an aggregate basis, revenue in our core solutions increased 1% compared with the prior year due primarily to strong revenue growth in our Data Warehousing solution.

Revenue in the third quarter of 2000 compared with the third quarter of 1999 decreased 3% in the Americas region and 16% in the Europe/Middle East/Africa region. The decline in the Europe/Middle East/Africa region was primarily due to the impact of currency fluctuations on all solutions and the exit of our non-core solutions. Revenue in the Asia Pacific region, excluding Japan, increased 19% over the prior year while Japan increased 1%. The revenue growth in the Asia Pacific region, excluding Japan, reflects strong growth in sales of our Data Warehousing and Self Service solutions partially offset by declines in our non-core solutions. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 25% in the Asia Pacific region, excluding Japan, and decreased 3% in the Americas region, 7% in the Europe/Middle East/Africa region and 3% in Japan. The Americas region comprised 55% of our total revenue in the third quarter of 2000, the Europe/Middle East/Africa region comprised 27%, Japan comprised 9% and the Asia Pacific region, excluding Japan, comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.6 percentage points to 31.9% in the third quarter of 2000 from 30.3% in the third quarter of 1999. Products gross margin increased 0.6 percentage points to 37.5% in the third quarter of 2000 from 36.9% in the third quarter of 1999. This increase is primarily attributable to product margin rate improvement in our Data Warehousing solutions as a result of increased volume. Services gross margin increased 2.7 percentage points to 25.5% in the third quarter of 2000 from 22.8% in the third quarter of 1999. This increase is attributable to margin rate improvements in our consulting business due primarily to improved utilization of our technical consultants.

Selling, general and administrative expenses decreased $11 million, or 3.3%, in the third quarter of 2000 from the third quarter of 1999 reflecting the exit of our non-core solutions and our focus on expense containment initiatives. As a percentage of revenue, selling, general and administrative expenses were 21.8% in the third quarter of 2000 and 21.6% in the third quarter of 1999. Research and development expenses decreased $6 million to $76 million in the third quarter of 2000. As a percentage of revenue, research and development expenses were 5.2% in the third quarter of 2000 compared to 5.4% in the third quarter of 1999. The third quarter research and development expenses reflect increased investments in our strategic operating segments that were more than offset by spending reductions in our non-core/exited operating segments.

Gross margins and operating expenses were favorably impacted in the third quarter of 2000 and 1999 from our pension benefits plan with an additional $17 million of income being recognized in the third quarter of 2000. Gross margins and operating expenses were unfavorably impacted in the third quarter of 2000 and 1999 from our post-employment and post-retirement benefit plans and associated investments with $2 million more expense in the third quarter of 2000. The net impact on operating results from our combined pension, post-retirement and post-employment plans was $15 million additional income in the third quarter of 2000 as compared to the third quarter of 1999.

Income Before Income Taxes: Operating income was $72 million in the third quarter of 2000 compared to $52 million in the third quarter of 1999.

Other income, net of expenses, was $18 million in the third quarter of 2000 compared to $34 million in the third quarter of 1999. Other income in 2000 includes approximately $19 million of gains on sales of facilities compared to $28 million in 1999.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes in the third quarter of 2000 was $31 million compared to $33 million in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----

For the nine months ended September 30, the effects of significant special items, which include restructuring and other related charges of $22 million in connection with the action announced in October 1999 and acquisition related in-process research and development charges of $25 million, have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below. (See Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements and the discussion of acquisitions below).

In millions                                            2000         1999
-------------------------------------------------------------------------
Consolidated revenue                                  $4,167       $4,435
Consolidated gross margin                              1,312        1,347
Consolidated operating expenses:
  Selling, general and administrative expenses           952          995
  Research and development expenses                      221          247
-------------------------------------------------------------------------
Consolidated income from operations                   $  139       $  105
=========================================================================

Revenue: Revenue for the nine months ended September 30, 2000 was $4,167 million, a decrease of 6% from the first nine months of 1999. When adjusted for the impact of changes in currency exchange rates, revenue decreased 4%.

The revenue decline in the third quarter of 2000 compared to the prior year primarily reflects the exit of our non-core solutions, the termination of service associated with equipment retired as a result of Year 2000 replacement, product availability issues for our Store Automation solutions and the impact of currency fluctuations on all solutions. By solution, our revenue for the first nine months of 2000 reflects increased sales of our Data Warehousing solutions of 31% and Systemedia products of 4%. Offsetting the revenue growth in Data Warehousing and Systemedia were declines in sales of our Store Automation solutions of 11%, Self Service solutions of 6%, Payment and Imaging solutions of 10% and our All Other segment of 26%. On an aggregate basis, revenue in our core solutions was flat with the prior year.

Revenue in the first nine months of 2000 compared with the first nine months of 1999 decreased 6% in the Americas region and 17% in Europe/Middle East/Africa region. The decline in the Europe/Middle East/Africa region was primarily due to the impact of currency fluctuations on all solutions and the exit of our non-core solutions. Revenue in the Asia Pacific region, excluding Japan, increased 25% over the prior year while Japan increased 1%. The revenue growth in the Asia Pacific region reflects strong sales in our Data Warehousing, Payment and Imaging, and Self Service solutions. When adjusted for the impact of changes in foreign currency exchange rates, revenue on a local currency basis increased 29% in the Asia Pacific region, excluding Japan, and decreased 6% in the Americas region, 9% in the Europe/Middle East/Africa region, and 8% in Japan. The Americas region comprised 53% of NCR's total revenue in the first nine months of 2000, the Europe/Middle East/Africa region comprised 28%, Japan comprised 10% and the Asia Pacific region, excluding Japan, comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 1.1 percentage points to 31.5% in the first nine months of 2000 from 30.4% in the same period of 1999. Products gross margin increased 0.9 percentage points to 37.3% in the first nine months of 2000. This increase is primarily attributable to product margin rate improvement in our

Data Warehousing and Payment and Imaging solutions. Services gross margin increased 1.4 percentage points to 25.1% in the first nine months of 2000 primarily due to improved utilization of our technical consultants.

Selling, general and administrative expenses decreased $43 million, or 4.3%, in the first nine months of 2000 from the first nine months of 1999 reflecting the exit of our non-core solutions and our focus on expense containment initiatives. As a percentage of revenue, selling, general and administrative expenses were 22.8% in the first nine months of 2000 and 22.4% in the first nine months of 1999. Research and development expenses in the first nine months of 2000 reflect increased investments in our strategic operating segments, which were more than offset by spending reductions in our non-core/exited operating segments. As a result of this, research and development expenses decreased $26 million to $221 million in the first nine months of 2000. As a percentage of revenue, research and development expenses were 5.3% in the first nine months of 2000 compared to 5.6% in the first nine months of 1999.

Gross margins and operating expenses were favorably impacted in the first nine months of 2000 compared to the same period of 1999 from our pension benefits plan with an additional $51 million of income being recognized through September 2000. Gross margins and operating expenses were unfavorably impacted in the first nine months of 2000 compared to 1999 from our post-employment and post-retirement benefit plans and associated investments with $22 million more expense during the first nine months of 2000. The net impact on operating results from our combined pension, post-retirement and post-employment plans was $29 million additional income in the first nine months of 2000 as compared to the same period of 1999.

Income Before Income Taxes: Operating income was $139 million in the first nine months of 2000 compared to $105 million in the same period of 1999.

Other income, net of expenses, was $52 million in the first nine months of 2000 compared to $60 million in the first nine months of 1999. Other income includes gains on sales of facilities of approximately $48 million in 2000 compared to $39 million in 1999.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates. The provision for income taxes was $56 million in the first nine months of 2000 compared to $63 million in the first nine months of 1999.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $621 million at September 30, 2000 compared to $763 million at December 31, 1999.

Operating Activities: We generated net cash flows from operations of $64 million in the first nine months of 2000 compared to $354 million in the first nine months of 1999. Receivable balances decreased $61 million in the first nine months of 2000 and $266 million in the same period in 1999. The significant decrease in our receivable balances in the first nine months of 1999 reflected our strong focus on collections that we have been able to maintain with incremental improvements in the first nine months of 2000. We used $217 million of cash in the first nine months of 2000 related to the timing of disbursements for employee severance and pension compared to a $158 million use of cash in the same period of 1999. The use of cash in the first nine months of 2000 relates primarily to cash payments of benefits from unfunded pension, post-retirement, and post-employment plans and severance related cash payments.

Investing Activities: Net cash flows used in investing activities were $159 million in the first nine months of 2000 and $282 million in the same period of 1999. In 2000, we decreased our short-term investments by $52 million as we increased the liquidity of our overall portfolio due to expected acquisition activity; this compared to a $93 million increase in our short-term investments in 1999. Net expenditures and proceeds for service parts utilized $76 million of cash in the first nine months of 2000 compared to $74 million in the same period of 1999. Capital expenditures were $163 million for the first nine months of 2000 and $136 million in the same period of 1999. The increase in capital expenditures primarily relates to expenditures for information technology and expenditures for facilities to support sales and marketing activities. Proceeds from the sales of facilities and other assets for the first nine months of 2000 was $172 million compared to $89 million in the same period of 1999. The increase in proceeds is driven by our ongoing asset management initiative to sell less productive assets such as real estate. Business acquisitions and investments utilized $71 million of cash in the first nine months of 2000 and is the result of our strategy to invest in our core solutions and related technologies.

Financing Activities: Net cash provided by financing activities was $23 million in the first nine months of 2000 compared to a use of $78 million in the same period of 1999. As of September 30, 2000, $37 million of cash was used in the repurchase of Company stock pursuant to the stock repurchase program included in
Note 5 of the Notes to Consolidated Financial Statements; $161 million of cash was used in the same period of 1999 to repurchase Company stock. In the first nine months of 2000, we reported cash flows of $55 million from other financing activities compared to $71 million in the same period of 1999. Other financing cash flows primarily relate to share activity under our stock option and employee stock purchase plans.

We believe that cash flows from operations, existing credit facilities, and other short- and long-term financing, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure and other financing requirements for the foreseeable future.

Acquisitions: On October 16, 2000, we acquired 4Front Technologies, Inc. (4Front). 4Front is a leading provider and integrator of information technology services, consisting of specialized computer services and web-based solutions. 4Front, an employer of approximately 1,900 people, is headquartered in London and has a strong pan-European market presence in the United Kingdom, France, Italy, Germany, Belgium, the Netherlands, Spain and Sweden. This acquisition further strengthens our position in providing high availability service solutions and enables us to better service the complex needs of our global customers. The merger will be accounted for as a purchase and, accordingly, the operating results of 4Front will be included in our consolidated financial statements from October 17, 2000 forward. We expect to incur special charges related to the integration beginning in the fourth quarter of 2000.

In July of 2000, we announced the acquisition of the remaining 50 percent interest in Stirling Douglas Group (SDG), a leading demand chain management application software firm. As a result of this purchase, SDG is now a wholly owned subsidiary of NCR. The acquisition enhances NCR's ability to offer business-to-business e-commerce solutions between retailers and suppliers through real-time inventory management while reducing overhead costs. The in-process research and development charge incurred in the third quarter associated with the acquisition of the remaining 50 percent interest in SDG was $1 million.

The pro forma results of operations through the end of the third quarter of 1999 and 2000, assuming that all 1999 and 2000 acquisitions occurred on January 1, 1999, do not differ materially from amounts reported.

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

Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise obtain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from small electronic shelf labels to very large enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment which includes the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high-quality, high availability services; market and sell all of our solutions effectively.

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

We have, from time to time, formed alliances with third parties (such as the outsourcing arrangements with Solectron Corporation to manufacture hardware) that have complementary products, services and skills. These alliances introduce risks that we can not control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications could impair the delivery of our solutions on a timely basis and impact our business and operating results.

Acquisitions and Alliances

Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we have made and intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Business acquisitions typically result in intangible assets being recorded and amortized in future years. Future operating results could be impacted if our acquisitions do not generate profitable results in excess of the related amortization expense.

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

Acquisitions and Alliances. As part of our solutions strategy, we have made and intend to continue to acquire technologies, products, and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate. For example, the acquisition of 4Front Technologies, Inc. will result in incremental customer services revenue, margin and operating expenses.

Multi-National Operations

Continuing to generate substantial revenues from our multi-national operations helps to balance our risks and meet our strategic goals.

Currently, approximately 59% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as recently occurred in certain Asian markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses, such as the recent weakness in the Euro; currency changes such as the Euro introduction which could affect cross border competition, pricing, and require modifications to our offerings to accommodate the changeover; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures to changes in currency exchange rates, we enter into various derivative financial instruments such as forward contracts and options. These instruments generally mature within twelve months. At inception, the derivative instruments are designated as hedges of inventory purchases and sales and of certain financing transactions which are firmly committed or forecasted. Generally, gains and losses on qualifying hedged transactions are deferred and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are generally recognized currently in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of our hedge portfolio related to anticipated transactions. The foreign currency exchange risk is computed based on the market value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the forecasted underlying transaction A 10% strengthening of the US Dollar against foreign currencies would result in an $8 million increase in fair value at September 30, 2000, against a $4 million decrease in fair value for the prior period. A 10% weakening of the US Dollar against foreign currencies would result in a $5 million increase in fair value at September 30, 2000, compared to a $20 million increase in fair value for the prior period.

The interest rate risk associated with our borrowing and investing activities at September 30, 2000 is not material in relation to our consolidated financial position, results of operations or cash flows. We do not generally use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

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

     10.1 Letter agreement dated June 20, 2000 (incorporated by reference to Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000).

     10.1(a) Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (incorporated by reference to Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25, 2000).

     10.1(b) Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000.

     27       Financial Data Schedule.

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.


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


                                       NCR CORPORATION

Date:  November 10, 2000               By:  /s/ David Bearman
                                       ------------------------------------

                                       David Bearman, Senior Vice President
                                       and Chief Financial Officer