Form 10-K
period 2000-12-31
NCR CORP
filed 2001-03-08
CIK 70866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 23, 2001 was approximately $4.4 billion. At February 23, 2001, there were 95,857,603 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement dated March 7, 2001, issued in connection with the annual meeting of stockholders.


TABLE OF CONTENTS

Item                                          Description                                         Page
----                                          -----------                                         ----
                                                PART I

1.       Business...............................................................................     1
2.       Properties.............................................................................     4
3.       Legal Proceedings......................................................................     4
4.       Submission of Matters to a Vote of Security Holders....................................     4
4.(a)    Executive Officers of the Registrant...................................................     4

                                                PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters..............     6
6.       Selected Financial Data................................................................     6
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..     7
7.(a)    Quantitative and Qualitative Disclosures about Market Risk.............................    14
7.(b)    Recent Developments....................................................................    15
8.       Financial Statements and Supplementary Data............................................    15
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    35

                                               PART III

10.      Directors and Executive Officers of the Registrant.....................................    35
11.      Executive Compensation.................................................................    35
12.      Security Ownership of Certain Beneficial Owners and Management.........................    35
13.      Certain Relationships and Related Transactions.........................................    35

                                                PART IV

14.      Financial Statement Schedules, Reports on Form 8-K and Exhibits........................    36

This Report contains trademarks, service marks, and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                    PART I

Item 1.  BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company) provide solutions worldwide that are designed specifically to enable businesses to build, expand and enhance their relationships with their customers by facilitating transactions and transforming data from transactions into useful business information.

Through the Company's presence at customer interaction points, such as point-of-sale workstations, automated teller machines (ATMs) and web-enabled kiosks, Retail Store Automation and Financial Self Service solutions enable companies to capture and process consumer transactions. NCR then provides powerful Data Warehousing solutions that help businesses understand and serve each customer as a clearly defined market of one, responding with programs designed to improve customer acquisition, retention and profitability. NCR offers specific solutions for the retail and financial industries and also provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software, global customer support services, a complete line of consumable and media products and a range of hardware technology.

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

Revenue by similar classes of products and services is reported in Note 10, "Segment Information and Concentrations" of Notes to Consolidated Financial Statements included in Item 8 of this report.

Geographic information is reported in Note 10, "Segment Information and Concentrations" of Notes to Consolidated Financial Statements included in Item 8 of this report.

NCR operates in one industry, the information technology industry, and its business is structured along the six operating segments described below. Each segment includes hardware, software, professional consulting and customer support services. Customer support services, including maintenance, staging and implementation, networking, multi-vendor integration, consulting, industry-specific support and outsourcing services, complement each of the Company's solution offerings by supporting the high availability technology environment in which NCR's solutions are utilized.

Data Warehousing Solutions

Products, Services and Solutions

Data Warehousing solutions combine hardware (e.g., servers and disk storage systems), software (e.g., Teradata/(R)/ database and customer relationship management applications), professional consulting services and customer maintenance and support services. Data Warehousing solutions are designed to enable businesses, across a multitude of industries, to simply and quickly leverage detailed customer, supplier and partner information into actionable opportunities.

Target Markets and Distribution Channels

The major industry markets served by NCR's Data Warehousing solutions include the retail, financial, telecommunications, transportation, insurance, utilities and electronic commerce industries, as well as consumer goods manufacturers and government entities.

Data Warehousing solutions are delivered through a combination of direct and indirect channels. In recent years, over 90% of NCR's revenue from the Data Warehousing segment have been generated by the Company's direct sales force.
The remaining revenues have historically been generated from the indirect channel and through alliances with value-added resellers, distributors and OEMs.

Competition

NCR faces significant competition in the industries served by the Data Warehousing solutions in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, customer referrals, database sophistication, support and professional service capabilities, quality of the solutions or products, total cost of ownership and industry knowledge of the vendor and platform scalability. In addition, the movement toward common industry standards (such as Intel processors and UNIX/(R)/ and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Hardware and operating system commoditization has extended beyond PCs into the server business. In the markets in which the Data Warehousing solutions compete, customers require applications, database software, system software, hardware, professional services systems integration skills and ongoing solution support. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions that include all of these customer requirements. NCR's competitors include companies such as International Business Machines (IBM) and Oracle Corporation.

Financial Self Service Solutions

Products, Services and Solutions

Providing an extensive line of ATMs, and related software and services, Self Service solutions are designed to quickly and reliably process high volumes of everyday transactions. Incorporating advanced features such as web enablement, check cashing, bill payment and the sale of non-cash items, Self Service solutions enable businesses to further reduce costs, generate new revenue streams and build customer loyalty.

Target Markets and Distribution Channels

NCR's Self Service solutions primarily serve the financial services industry with particular focus on retail banking which includes traditional providers of consumer banking and financial services. Self service solutions also serve the retail markets through convenience banking products designed to complement their core businesses. Self Service solutions customers are located throughout the world in both established and emerging markets.

NCR has historically distributed most of its Self Service products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. Approximately 80% of the traditional Self Service product sales were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces significant competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and consulting services. NCR's primary competitor is Diebold, Inc., but other competitors exist and vary by product and service offering, as well as geographic area.

Retail Store Automation Solutions

Products, Services and Solutions

Combining NCR's retail industry expertise, software and hardware technologies, and a full range of implementation, consulting and maintenance services, Store Automation solutions deliver traditional retail solutions such as point-of-sale workstations and scanners, as well as advanced solutions in the emerging areas of self-checkout, web-enabled kiosks and electronic shelf labels. Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels for retailers.

Target Markets and Distribution Channels

Primarily serving the retail industry, NCR delivers Store Automation solutions for the general merchandise, food and drug, and hospitality segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes lodging (hotel/motel), fast food/quick service and other restaurants.

NCR's Store Automation solutions are offered through a combination of direct and indirect channels. The majority (over 90% in recent years) of solutions are sold by NCR's direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities and marketing programs to the sales channel.

Competition

NCR faces significant competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor's consulting and support services. NCR's competitors vary by market segment, product, service offering and geographic area.

Payment and Imaging Solutions

Products, Services and Solutions

Consisting of hardware, software, and professional consulting, outsourcing and customer support services, NCR's comprehensive Payment and Imaging solutions enable item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment. Payment and Imaging solutions utilize advanced recognition and workflow technologies to automate item processing, helping businesses increase efficiency and reduce operating costs.

Target Markets and Distribution Channels

NCR's Payment and Imaging solutions primarily serve the financial services industry with particular focus on retail banking, insurance and credit card operations. Efficiently processing high volumes of remittances, Payment and Imaging solutions also serve markets outside of the financial services industries, such as utility companies. Payment and Imaging solutions customers are located throughout the world.

NCR has historically distributed most of its Payment and Imaging products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. In recent years, over 90% of the traditional Payment and Imaging product sales were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces significant competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and consulting services. NCR's competitors vary by product, service offering and geographic area.

Systemedia Division

Products, Services and Solutions

Systemedia develops, produces and markets a complete line of business consumables to complement the Company's solutions. These products include paper rolls, paper products and imaging supplies for ink jet, laser, impact and thermal-transfer printers. Systemedia products are designed to reduce media related failures, and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by the Systemedia Division include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. The Systemedia Division has a direct sales force in 30 countries focused on providing solutions to major accounts. In addition, Systemedia products are sold through office product resellers, value-added resellers and telemarketing.

Competition

Competition in the consumable and media solutions business is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management expertise, and total cost of ownership. While price is always a factor, Systemedia focuses on total cost of ownership for all of its products and services. Total cost of ownership takes into account not only the per unit cost of the media, but also service, usage and support costs over the life of the system.

Other

NCR's Other category accumulates the results of operations not attributable to the segments identified above.

Research and Development

Information regarding research and development activities is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report under the caption "Operating Expenses".

Seasonality

Information regarding seasonality is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report under the caption "Operating Results Fluctuations".

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

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report under the caption "Reliance on Third Parties".

Patents and Trademarks

NCR owns approximately 1,400 patents in the United States and 1,500 in foreign countries. The foreign patents are generally counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. In connection with the Distribution, NCR entered into an extensive cross-licensing agreement with AT&T and Lucent Technologies Inc. ("Lucent"), a former subsidiary of AT&T. While NCR's portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark "NCR" and many of its other trademarks and service marks to be valuable assets.

Employees

At January 31, 2001, NCR had approximately 32,960 employees and contractors.

Environmental Matters

Information regarding environmental matters is included in Note 11, "Commitments and Contingencies", of Notes to Consolidated Financial Statements included in
Item 8 of this report.

Item 2.  PROPERTIES

As of February 23, 2001, NCR operated approximately 695 facilities consisting of approximately 14.7 million square feet throughout the world. On a square footage basis, approximately 61% are owned and 39% are leased. Within the total facility portfolio, NCR operates approximately 31 research and development and manufacturing facilities totaling approximately 3.9 million square feet, 83% of which is owned. The remaining 10.8 million square feet within the facility portfolio includes office, repair, warehouse, and other miscellaneous sites, and is 53% owned. NCR maintains facilities in 73 countries.

NCR's business units are headquartered in: Dayton, Ohio (Teradata Solutions Division and Systemedia Division); London, United Kingdom (Financial Solutions Group); and Atlanta, Georgia (Retail Solutions Group).

NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4.(a)  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of NCR (as of February 23, 2001) are as follows:

Name                        Age    Position and Offices Held
----                        ---    -------------------------
Lars Nyberg                 49     Chairman of the Board, Chief Executive
                                     Officer, and President
William Amelio              43     Executive Vice President and Chief Operating
                                     Officer, Retail and Financial Group
David Bearman               55     Senior Vice President and Chief Financial
                                     Officer
Mark V. Hurd                44     Executive Vice President and Chief Operating
                                     Officer, Teradata Division
Wilbert J. M. Buiter        42     Senior Vice President, Human Resources
Patrick G. Cronin           40     Senior Vice President, Financial Solutions
                                     Division
Robert A. Davis             50     Chief Quality Officer and Chief of Staff,
                                     Retail and Financial Group
Anthony Fano*               57     Senior Vice President, Retail Solutions
                                     Division
Gerald A. Gagliardi         53     Senior Vice President, Worldwide Customer
                                     Services Division
Jonathan S. Hoak            51     Senior Vice President and General Counsel
Mohsen Sohi                 41     Senior Vice President, Retail Solutions
                                     Division
Keith Taylor                50     Vice President, Systemedia Division

* Mr. Fano has announced his intention to retire from the Company effective April 2, 2001.

NCR's Executive Committee

Lars Nyberg. Mr. Nyberg has been Chairman, Chief Executive Officer, and President of NCR since June 1, 1995. Before joining NCR, from 1993 to 1995, Mr. Nyberg was Chairman and Chief Executive Officer of the Communications Division for Philips Electronics NV ("Philips"), an electronics and electrical products company. He also served as a member of the Philips Group Management Committee during that time. In 1992, Mr. Nyberg was appointed Managing Director, Philips Consumer Electronics Division. From 1990 to 1992, he was the Chairman and Chief Executive Officer of Philips Computer Division. Mr. Nyberg is a director of Sandvik AB based in Sweden. He became a director of NCR in 1995.

William Amelio. Prior to joining NCR in July 2000, William Amelio served as President and Chief Executive Officer of the Transportation and Power Systems Division of Honeywell International, Inc. starting December 1999. From April 1997 to December 1999, he was President of the Turbocharging business at AlliedSignal, Inc. before that company's merger with Honeywell. Before joining AlliedSignal in 1997, Mr. Amelio spent 18 years serving in a variety of progressively senior engineering and technical leadership roles at IBM Corporation.

David Bearman. David Bearman joined NCR in September 1998. Before coming to NCR, he was Executive Vice President and Chief Financial Officer for Cardinal Health, Inc. from 1989 to August 1998. Before joining Cardinal Health, he served in various financial leadership positions at General Electric Company from 1965 to 1989.

Mark Hurd. Mark Hurd joined NCR in 1980. After several marketing assignments, he became Vice President of Americas Professional Services in 1994. From 1995 to 1998, he was Vice President, Worldwide Marketing and Americas Sales. Prior to assuming his current position in July 2000, he was Senior Vice President, Teradata Solutions Division from October 25, 1999 to July 2000 and Senior Vice President, National Accounts Solutions Group from November 12, 1998 to October 25, 1999.

NCR's Other Executive Officers

Wilbert Buiter. Prior to joining NCR in August 1998, Wilbert Buiter spent 15 years with Philips Electronics in a variety of operations, staff and managerial human resources assignments. Most recently, from July 1997 to July 1998, he served as Senior Vice President, Human Resources for Philips Consumer Communications, a joint venture between Philips and Lucent Technologies Inc. From 1995 to July 1997, Mr. Buiter was Senior Executive Officer of Philips' Consumer Communications division.

Patrick Cronin. Patrick Cronin joined NCR in 1991 and was named Vice President, Americas Professional Services in 1996. Starting in 1998, prior to his current assignment as Senior Vice President, Financial Solutions Division in 1999, he served as Vice President of Worldwide Professional Services. Prior to that, from 1997 to 1998, Mr. Cronin was Vice President, Professional Services, of NCR's Customer Services Division.

Robert A. Davis. Prior to assuming his current position in September 2000, Rob Davis was Senior Vice President, Communication, Quality and Technology from February 2000 to September 2000. From April 1999 to February 2000 he was Senior Vice President of Quality and Public Relations. From 1995 to March 1999, Mr. Davis was Senior Vice President and Chief Quality Officer for NCR.

Anthony Fano. Anthony Fano joined NCR in 1960 and served in a number of positions in marketing and sales management. He became Vice President for the Latin America/Middle East/Africa Group in 1991 and in 1993 was named Senior Vice President of the quality and reengineering organization. Prior to assuming his current position in 1995, he served as Senior Vice President of the Europe/Middle East/Africa organization. Mr. Fano will retire from NCR in April 2001.

Gerald A. Gagliardi. Gerald Gagliardi joined NCR as Senior Vice President, Worldwide Customer Services Division in January 2001. From June 2000 until that time, he served as a consultant to E. M. Warburg Pincus & Company, LLC, where he was engaged in acquisitions in the services industry. From October 1999 to June 2000, he served as President and Chief Executive Officer of Inacom Corp. Prior to that, he spent 28 years at Unisys Corporation where he held progressively senior management positions in that company's services division, including Executive Vice President and President of Global Customer Services from 1995 to 1999.

Jonathan S. Hoak. Jonathan Hoak joined the Sidley & Austin law firm in 1979, becoming a partner in 1985. He was named general attorney for AT&T Corp.'s Federal Systems Division in 1990 and joined NCR in his current position in 1993.

Mohsen Sohi.   Mohsen Sohi joined NCR in January 2001 after more than 14 years at AlliedSignal, Inc. and its post-merger successor Honeywell International Inc. He most recently served as President, Honeywell Electronic Materials from July 2000 to January 2001. From August 1999 to July 2000, Mr. Sohi was President, Commercial Vehicle Systems, at AlliedSignal. Prior to that, from 1997 to August 1999, he was Vice President and General Manager, Turbocharging Systems, and from 1995 to 1997, was Director of Product Development and Technical Excellence, at AlliedSignal.

Keith Taylor. Mr. Taylor has been Vice President, Systemedia Division, since August 1999. From 1998 to August 1999, Mr. Taylor was Vice President, Worldwide Customer Services, Asia/Pacific area. From 1997 to 1998, he was Director of Logistics for NCR's Worldwide Customer Services, Europe/Middle East/Africa area. From 1996 to 1997, Mr. Taylor was Director, Customer Services, Northern Europe area, and from 1994 to July 1996, was Chief Financial Officer for NCR's Worldwide Customer Services Division.

                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." There were approximately 226,000 registered holders of record of NCR common stock as of February 23, 2001. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 2000 and 1999.

                     2000                                    1999
                     ----                                    ----
               High        Low                         High        Low
               ----        ---                         ----        ---

1st Quarter    47          32 15/16     1st Quarter    55 3/4      40 3/8
2nd Quarter    44 5/8      34 3/4       2nd Quarter    54 9/16     37 13/16
3rd Quarter    41 5/16     32 3/8       3rd Quarter    52 5/8      30
4th Quarter    53 11/16    37 11/16     4th Quarter    38 5/8      26 11/16

NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

Item 6.  NCR CORPORATION SELECTED FINANCIAL DATA
Dollars in millions, except per share amounts

At and for the Year Ended December 31                       2000/1/   1999/2/   1998/3/    1997     1996/4/
--------------------------------------------------          -------   -------   -------   -------   -------
Results of operations

Revenue                                                     $ 5,959   $ 6,196   $ 6,505   $ 6,589   $ 6,963

Operating expenses
   Cost of revenue                                            4,092     4,306     4,583     4,715     4,997
   Selling, general and administrative expenses               1,329     1,471     1,460     1,510     1,458
   Research and development expenses                            333       341       360       383       378
                                                            -------   -------   -------   -------   -------
Income (loss) from operations                                   205        78       102       (19)      130

Interest expense                                                 13        12        13        15        56
Other income, net                                                83        71        68        61        36
Gain from significant asset dispositions                          -        98        55         -         -
                                                            -------   -------   -------   -------   -------
Income before income taxes                                      275       235       212        27       110
Income tax expense (benefit)                                     97      (102)       90        20       219
                                                            -------   -------   -------   -------   -------
Net income (loss)                                           $   178   $   337   $   122   $     7   $  (109)
                                                            =======   =======   =======   =======   =======
Net income (loss) per common share
   Basic                                                    $  1.87   $  3.45   $  1.21   $  0.07   $ (1.07)
   Diluted                                                  $  1.82   $  3.35   $  1.20   $  0.07   $ (1.07)

Financial position and other data

Cash, cash equivalents  and short-term investments          $   357   $   763   $   514   $ 1,129   $ 1,203
Accounts receivable, net                                      1,338     1,197     1,556     1,471     1,457
Inventories, net                                                288       299       384       489       439
Property, plant and equipment and reworkable
   service parts, net                                           960     1,002     1,104     1,106     1,207
Total assets                                                  5,106     4,895     4,892     5,376     5,280
Debt                                                            107        77        83        94        76
Stockholders' equity                                        $ 1,758   $ 1,596   $ 1,447   $ 1,353   $ 1,396

Cash dividends                                                    -         -         -         -         -
Number of employees and contractors                          32,900    32,800    33,100    38,300    38,600

/1/ Income from operations includes $38 million for restructuring and other related charges, $25 million for in-process research and development charges related to acquisitions completed in 2000, and $2 million for integration costs related to the acquisition of 4Front Technologies, Inc. (See Notes 3 and 7 of Notes to Consolidated Financial Statements.) Excluding these items, the 2000 income from operations, net income and net income per common share (diluted) would have been $270 million, $229 million and $2.34, respectively.

/2/ Income from operations includes $125 million for restructuring and other related charges. (See Note 3 of Notes to Consolidated Financial Statements.) Net income for 1999 includes the after-tax impacts of $125 million for restructuring and other related charges, $98 million of gains from significant asset dispositions and $232 million of favorable impact from a tax valuation allowance release. (See Notes 3 and 4 of Notes to Consolidated Financial Statements.) Excluding these items, the 1999 income from operations, net income and net income per common share (diluted) would have been $203 million, $162 million and $1.61, respectively.

/3/ Income from operations includes a $50 million non-recurring pension charge. (See Note 6 of Notes to Consolidated Financial Statements.) Net income for 1998 includes the after-tax impacts of $50 million for a non-recurring pension charge and a $55 million significant gain from an asset disposition. Excluding these items, the 1998 income from operations, net income and net income per common share (diluted) would have been $152 million, $119 million and $1.17, respectively.

/4/ Operating expenses include restructuring and other related charges of $(55) million in 1996. Net loss per share for the year ended December 31, 1996 was calculated by dividing the net loss by 101.4 million shares of common stock. Effective December 31, 1996, AT&T Corp. distributed to its stockholders all of its interest in NCR on the basis of one share of NCR common stock for each 16 shares of AT&T Corp. common stock (the Distribution). The Distribution resulted in 101.4 million shares of NCR common stock outstanding as of December 31, 1996. Such shares are assumed to be outstanding since January 1, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As the relationship technology company, we provide solutions worldwide that are designed specifically to enable businesses to build, expand and enhance their relationships with their customers by facilitating transactions and transforming data from transactions into valuable business information.

Through our presence at customer interaction points, such as point-of-sale workstations, automated teller machines (ATMs) and web-enabled kiosks, our Retail Store Automation and Financial Self Service solutions enable companies to capture and process consumer transactions. We then provide powerful Data Warehousing solutions that help businesses understand and serve each customer as a clearly defined market of one, responding with programs designed to improve customer acquisition, retention and profitability.

We offer specific solutions for the retail and financial industries and also provide solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software, global customer support services, a complete line of consumable and media products and a range of hardware technology.

Revenue and Operating Margin by Solution

We categorize our key solutions as Data Warehousing, Financial Self Service and Retail Store Automation. In addition to these key solutions, we discuss the results of the Payment and Imaging solutions and Systemedia as reportable segments. A sixth category, Other, accumulates the results of operations not attributable to the formally identified reportable segments. Each segment includes hardware, software, professional consulting and customer support services. Customer support services, including maintenance, staging and implementation, networking, multi-vendor integration, consulting, industry-specific support and outsourcing services, complement each of our solution offerings by supporting the high availability technology environments in which our solutions are utilized.

The following table presents the gross margin, operating expenses and operating income amounts, for the years ended December 31, excluding the effects of restructuring and other related charges, in-process research and development charges, integration costs related to the acquisition of 4Front Technologies, Inc. (4Front) and a non-recurring pension charge. (See Notes 3, 6 and 7 of Notes to Consolidated Financial Statements.)

In millions                                             2000    1999    1998
                                                       ------  ------  ------
Consolidated revenue                                   $5,959  $6,196  $6,505

Consolidated gross margin/1/                            1,905   1,898   1,922

Consolidated operating expenses:

  Selling, general and administrative expenses/2/       1,327   1,354   1,410

  Research and development expenses/3/                    308     341     360

Consolidated income from operations                    $  270  $  203  $  152

/1/ Consolidated gross margin excludes the impact of $37 million and $8 million for restructuring and other related charges in 2000 and 1999, respectively. The results for 2000 also exclude the impact of $1 million for integration costs related to the acquisition of 4Front.
/2/ Selling, general and administrative expenses exclude the impact of $1 million and $117 million for restructuring and other related charges in 2000 and 1999, respectively. The results for 2000 also exclude the impact of $1 million for integration costs related to the acquisition of 4Front. In 1998, selling, general and administrative expenses exclude the impact of a $50 million non-recurring pension charge.
/3/ Research and development expenses exclude the impact of $25 million for in-process research and development charges related to acquisitions completed during 2000.

Total revenue decreased 4% in 2000 compared to 1999. On a constant currency basis, total revenue decreased 1% in 2000 versus the year ago period. The decline in 2000 revenue primarily reflects the impact of exited solutions, but also reflects the termination of services associated with equipment retired as a result of Year 2000 replacement and recent economic slowing in the retail industry. The decline was partially offset by strong double-digit growth in the Data Warehousing solutions. By geographic region, revenues in 2000 decreased from the prior year 2% in the Americas, 6% in Japan and 13% in Europe/Middle East/Africa. Currency impacts were greatest in the Europe/Middle East/Africa region with revenues down 4% on a constant currency basis. These declines versus prior year were in contrast to a 24% increase in the Asia/Pacific region. The 33% increase in income from operations in 2000 reflects continued improvement in gross margin as a percentage of revenue, particularly in the Data Warehousing solutions, and continued reductions in operating expenses.

In 1999, total revenue decreased 5% compared to 1998. During 1999, we achieved increased sales in our Retail Store Automation and Data Warehousing solutions, offset by declines in the other solutions. The declines were primarily due to decreased revenues from the exited solutions, which included commodity hardware. Aggregate revenues in 1999 decreased from the prior year 5% in both the Americas and Europe/Middle East/Africa regions and 11% in Japan. These declines were in contrast to a 13% increase in the Asia/Pacific region. The increase in income from operations in 1999 reflected growth in our Retail Store Automation solutions, improvement in professional consulting and customer services gross margins and reduced operating expenses.

Overcoming a slowing U.S. economy, we expect revenue growth in 2001 as the aggregate growth of our key solutions outpaces the decline in the commodity hardware business. With benefits to our revenue mix from lower margin hardware products to higher margin solutions and increased expense discipline, we expect continued improvement in operating income.

Data Warehousing Solutions
--------------------------

Our Data Warehousing solutions, built on advanced technologies such as the Teradata data warehouse and complex customer relationship management applications, help businesses synthesize large volumes of information about customers, suppliers and partners, allowing more accurate business decisions. Combining hardware, software, professional consulting and customer support services and products from leading technology firms, our Data Warehousing solutions are designed to enable businesses, across a multitude of industries, to simply and quickly leverage detailed data into actionable opportunities.

The following table presents Data Warehousing solutions revenue and total operating (loss) for the years ended December 31:

In millions                                   2000      1999      1998
                                             ------    ------    ------
Data Warehousing revenue                     $1,134    $ 900     $ 890
Data Warehousing operating (loss)            $  (34)   $(142)    $(118)

Data Warehousing revenues increased 26% in 2000 compared to 1999. The significant growth was attributable to all regions with the exception of Japan, and was primarily the result of new customer sales growth. The substantial decrease in operating loss in 2000 was the result of higher volumes driving significant improvement in gross margin as a percentage of revenue. In 1999, revenues increased 1% compared to 1998 primarily due to growth in the Americas and Asia/Pacific regions. The increased operating loss in 1999 from 1998 was driven primarily by increased investments in marketing, advertising and sales resources.

In 2001, we will continue to strengthen the market position of our Data Warehousing solutions through marketing initiatives designed to increase customer awareness, and through development of analytical customer relationship management applications. As a result of these investments, we expect continued revenue growth driving to operating profitability.

Financial Self Service Solutions
---------------------------------

Providing a complete line of ATMs, and related software and services, Self Service solutions are designed to quickly and reliably process high volumes of everyday transactions. Incorporating advanced features such as web enablement, check cashing, bill payment and the sale of non-cash items, Self Service solutions enable businesses to reduce costs, generate new revenue streams and build customer loyalty.

The following table presents Self Service solutions revenue and total operating income for the years ended December 31:

In millions                                   2000      1999      1998
                                             ------    ------    ------
Financial Self Service revenue               $1,511    $1,565    $1,626
Financial Self Service operating income      $  201    $  224    $  283

Self Service solutions revenues decreased 3% in 2000 compared to 1999. The decline was primarily due to the impact of currency fluctuations, as well as a decrease in customer services maintenance revenue driven by the retirement of equipment as a result of Year 2000 replacement. Excluding customer services maintenance, and adjusting for the effects of currency fluctuations, Self Service revenues increased 4% versus the prior year. Strong revenue growth was experienced in the Asia/Pacific region versus declines in the Americas and Europe/Middle East/Africa regions. Operating income in 2000 decreased 10% versus the prior year, due primarily to lower gross margin in the Americas and Europe/Middle East/Africa regions. In 1999, revenues decreased 4% compared to a strong 1998. The decline was the result of lower revenues in the Americas region and Japan, offset partially by growth in the Europe/Middle East/Africa region. The operating income decline in 1999 was driven by lower revenues, mix-influenced lower gross margins and increased selling expenses.

Leveraging our worldwide presence, we expect to grow Self Service revenues and operating income in 2001 through continued expansion in the emerging markets, growth in the entry-level cash dispenser market, development of our outsourcing business, further acceptance of full-featured ATMs and expense management.

Retail Store Automation Solutions
---------------------------------

Combining our retail industry expertise, software and hardware technologies, and a full range of implementation, consulting and maintenance services, Store Automation solutions deliver traditional retail solutions such as point-of-sale workstations and scanners, as well as advanced solutions in the emerging areas of self-checkout, web-enabled kiosks and electronic shelf labels. Our Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels for retailers.

The following table presents Store Automation solutions revenue and total operating (loss) income for the years ended December 31:

In millions                                        2000      1999      1998
                                                  ------    ------    ------
Retail Store Automation revenue                   $1,359    $1,435    $1,307
Retail Store Automation operating (loss) income   $  (17)   $   20    $  (32)

Store Automation revenues decreased 5% in 2000 compared to 1999. The decline in revenues was primarily due to decreased revenues in Japan, and the Americas and Europe/Middle East/Africa regions, offset partially by growth in the Asia/Pacific region. The decline in the Americas was primarily the result of softness in the retail industry related to the slowing U.S. economy. The decline in operating income in 2000 was primarily the result of lower sales. In 1999, revenues increased 10% compared to 1998 due to growth in all regions driven in part by Year 2000 replacement. The operating income improvement in 1999 was driven by strong sales growth and improvements in professional consulting margin.

In 2001, we expect the slowing U.S. economy to influence revenues in our traditional Store Automation solutions. The impact on our traditional retail solutions is expected to be offset by greater market acceptance of our advanced solutions as retailers search for ways to both reduce operating costs and improve customer service. We expect the shift in revenue between traditional and advanced solutions, combined with expense reductions, to result in improved profitability.

Payment and Imaging Solutions
-----------------------------

Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment. Payment and Imaging solutions utilize advanced recognition and workflow technologies to automate item processing, helping businesses increase efficiency and reduce operating costs.

The following table presents Payment and Imaging solutions revenue and total operating income for the years ended December 31:

In millions                                        2000      1999      1998
                                                  ------    ------    ------
Payment and Imaging revenue                       $  304    $  324    $  370
Payment and Imaging operating income              $   42    $   17    $   29

Payment and Imaging revenues declined 6% in 2000 compared to 1999. The revenue decline was due to our decision to focus efforts in more profitable geographic areas. Declines in the Americas and Europe/Middle East/Africa regions were partially offset by double-digit growth in the Asia/Pacific region and Japan. The substantial operating income increase in 2000 was driven by improved gross margin and reductions in operating expenses. In 1999, revenues decreased 12% compared to 1998 across all regions. The operating income decline in 1999 compared to 1998 was driven primarily by lower sales volume and declines in gross margin, offset partially by a reduction in operating expenses.

Systemedia
----------

Systemedia develops, produces and markets a complete line of business consumables to complement our other solutions. These products include paper rolls, paper products and imaging supplies for ink jet, laser, impact and thermal-transfer printers. Systemedia products are designed to reduce media related failures, and enable businesses to improve transaction accuracy while reducing overall costs.

The following table presents Systemedia revenue and total operating income for the years ended December 31:

In millions                                   2000      1999      1998
                                             ------    ------    ------
Systemedia revenue                           $  502    $  506    $  515
Systemedia operating income                  $   15    $   30    $   35

Systemedia revenues decreased 1% in 2000 compared to 1999 primarily due to currency fluctuations and weakness in the retail industry. On a constant currency basis, Systemedia revenues increased 2%. Declines in the Europe/Middle East/Africa and Asia/Pacific regions were in contrast to growth in the Americas region and Japan. Operating income declined in 2000 primarily due to competitive pricing pressures impacting gross margin yield and increasing paper prices. In 1999, revenues decreased 2% compared to 1998. The decline was primarily due to our decision to exit sales in certain countries and specific low-margin business within the indirect channel in the Europe/Middle East/Africa region, partially offset by revenue increases in Japan. Operating income declined in 1999 due to the revenue decline and increased selling, general and administrative expenses.

Gross Margin

Gross margin as a percentage of revenue increased 1.4 percentage points in 2000 versus prior year. The gross margin increase in 2000 reflects a 0.8 percentage point increase in product gross margin and a 1.9 percentage point increase in services gross margin. Product gross margin in 2000 reflects a favorable sales mix, which includes increased sales within our higher-margin solutions, such as Data Warehousing, and decreased sales of lower-margin products within our exited solutions. The improvement in services gross margin was driven by strong margin improvements in our professional consulting services, and increased margins for transactional support services within our key solutions. Gross margin as a percentage of revenue increased 1.1 percentage points in 1999 compared to 1998. The gross margin increase in 1999 consisted of a 1.8 percentage point increase in product gross margin and a 1.0 percentage point increase in services gross margin. Gross margin improvements in 1999 reflect a favorable sales mix and improved professional consulting margin.

Operating Expenses

Selling, general and administrative expenses decreased $27 million or 2% in 2000 compared to a decrease of $56 million or 4% in 1999. The decrease in 2000 was primarily due to lower selling expenses and employee reductions related to the restructuring plan, offset partially by increases in marketing expense and amortization of goodwill from acquisitions. The decrease in 1999 was primarily due to the continued focus on expense discipline, standardization of financial reporting, invoicing, logistics and order processing in centralized shared service centers and employee reductions. As a percentage of revenue, selling, general and administrative expenses were 22.3%, 21.9% and 21.7% in 2000, 1999 and 1998, respectively.

Research and development expenses decreased $33 million or 10% in 2000 compared to a decrease of $19 million or 5% in 1999. Investment in our key solutions increased by 11%, but was more than offset by spending reductions in non-key/exited solutions. As a percentage of revenue, research and development expenses were 5.2% in 2000 compared to 5.5% in both 1999 and 1998.

Income Before Income Tax

Operating income increased 33% to $270 million in 2000 versus operating income of $203 million in 1999. Operating income in 1998 was $152 million. Operating income was favorably impacted during 2000 by our pension benefit plans with an additional $64 million of income being recognized during 2000 versus 1999. Operating income was unfavorably impacted during 2000 by postemployment and postretirement benefit plans, and associated investments, with an additional $38 million of expense being recognized during 2000 versus 1999. The net impact on operating results from the combined pension, postretirement and postemployment benefit plans was $26 million of additional income in 2000 versus 1999. Operating income was unfavorably impacted during 2000 by goodwill amortization with an additional $13 million of expense being recognized in 2000 versus 1999.

Interest expense was $13 million in 2000, $12 million in 1999 and $13 million in 1998. Other income, net, was $83 million in 2000, $169 million in 1999 and $123 million in 1998. In 1999, other income included $98 million in significant gains on the sales of facilities, and in 1998, other income reflected a $55 million significant gain from an asset disposition related to the sale of the TOP END/(R)/ middleware technology and product family. Other income also includes interest income of $31 million, $26 million and $44 million in 2000, 1999 and 1998, respectively.

Income Tax

Income tax expense (benefit) was $97 million in 2000, $(102) million in 1999 and $90 million in 1998. The 1999 income tax benefit was due primarily to the $232 million reduction in the Company's U.S. deferred tax valuation allowance as a result of our U.S. operations achieving sustained profitability. Our effective tax rate was approximately 33%, 38% and 43% in 2000, 1999 and 1998, respectively, excluding the impact of the tax valuation release, restructuring and other related charges, in-process research and development charges, integration costs related to the acquisition of 4Front, significant gains from disposition of assets and the non-recurring pension charge.

Financial Condition, Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments totaled $357 million at December 31, 2000, compared with $763 million at December 31, 1999 and $514 million at December 31, 1998. The decrease in 2000 was primarily due to increased investment activities totaling $319 million, including our acquisition of 4Front, and disbursements for employee severance related to the 1999 restructuring plan.

We generated cash from operations of $171 million in 2000 and $607 million in 1999, and used cash in operations of $79 million in 1998. The cash generated from operations in 2000 was driven primarily by operating results, partially offset by the timing of disbursements for employee severance and pension. Receivable balances increased $80 million in 2000 compared to a $358 million decrease in 1999. The increase in receivables in 2000 was primarily attributable to the timing of revenue in the fourth quarter, partially offset by approximately $58 million in factored receivables. Inventory balances decreased $28 million in 2000 compared to a decrease of $85 million in 1999. The cash generated from operations in 1999 was driven primarily by improved operating results, dramatic asset management improvements and the timing of disbursements for employee severance and pension.

Net cash used in investing activities was $367 million, $326 million and $186 million in 2000, 1999 and 1998, respectively. The net use of cash in investing activities in 2000 primarily represents business acquisitions and investments, and capital expenditures, offset by a reduction in short-term investments. In 2000, we reduced net short-term investments by $182 million compared to an increase in net short-term investments of $165 million in 1999. The decrease in 2000 reflects the liquidation of our short-term position to fund acquisition activities totaling a net use of $319 million. Capital expenditures, excluding expenditures for reworkable service parts, were $216 million, $187 million and $205 million for the years ended 2000, 1999 and 1998, respectively. Proceeds from sales of property, plant and equipment are primarily driven by initiatives to reduce our owned, excess real estate.

Net cash used in financing activities was $7 million, $194 million and $154 million in 2000, 1999 and 1998, respectively. In December of 2000, our Board of Directors approved a systematic share repurchase program to offset the dilutive effects of the employee stock purchase plan and outstanding options. Combined with share repurchase programs approved in April and October 1999, we used $110 million of cash to repurchase shares during 2000, and $269 million to repurchase shares during 1999.

In 1996, we entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions. The credit facility provides that we may borrow, from time to time, on a revolving credit basis an aggregate principal amount of up to $600 million. We expect to be able to use the available funds at any time for capital expenditure needs, repayment of existing debt obligations, working capital and general corporate purposes. The credit facility matures in 2001 and contains certain representations and warranties, conditions, affirmative, negative and financial covenants and events of default customary for such a facility. Interest rates charged on borrowings outstanding under the credit facility are based on market rates. In addition, a portion of the credit facility is available for the issuance of letters of credit as we require. No amounts were outstanding under the facility as of December 31, 2000, 1999 or 1998.

We believe that cash flows from operations, the credit facility (existing or future arrangements) and other short- and long-term debt financings, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditures and other financing requirements for the foreseeable future.

Restructuring

During the fourth quarter of 1999, we established a restructuring plan designed to accelerate our transformation from a computer hardware and product company to a technology solutions and services provider. The plan contemplated an alignment around three key solutions (Data Warehousing, Financial Self Service and Retail Store Automation), the elimination of approximately 1,250 associate positions, the exit of certain commodity hardware businesses and an enhanced leverage of the investment in our Data Warehousing offering.

In connection with the restructuring plan, we recorded a pre-tax charge of $125 million in the fourth quarter of 1999. The charge included a $76 million accrual under postemployment benefit plans related to employee separations, $35 million of charges related to asset impairments, $7 million of charges for the write-off of software licenses and inventory write-downs and $7 million of charges for other items. Cash payments under the plan totaled $46 million, and we anticipate that future cash payments under the plan will not be significant. In addition, we expected to incur approximately $55 million of period costs during 2000, primarily related to settling customer obligations that were not complete as of December 31, 1999. These obligations were resolved for approximately $38 million, or $17 million less than originally expected. We recorded the costs associated with these obligations through charges of $37 million in cost of revenue and $1 million in selling, general and administrative expenses. The restructuring plan was substantially completed at December 31, 2000.

As a result of the restructuring, we achieved an estimated savings of more than $75 million in 2000 due primarily to the elimination of losses in the exited solutions, as well as through cost savings related to employee separations within our support organizations. In addition, we experienced a revenue decline of approximately $360 million as a result of our decision to exit specific non-key solutions in certain geographic areas.

Factors That May Affect Future Results

This annual report on Form 10-K and other documents that we file with the Securities and Exchange Commission, as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors, including those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Competition
-----------

Our ability to compete effectively within the technology industry is critical to our future success.

We compete in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins that could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
Diebold, Inc., International Business Machines (IBM), Oracle Corporation, Unisys Corporation and Wincor Nixdorf Gmbh & Co., some of which have widespread penetration of their platforms. If we are unable to compete successfully, the demand for our solutions, including products and services, would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability and loss of market share. These competitive pressures could impact our business and operating results.

Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise obtain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from web-enabled kiosks to enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment, which include the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high quality, high availability services; market and sell all of our solutions effectively and produce and deliver solutions at competitive operating margins.

Introduction of New Solutions
------------------------------

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future success depends on our ability to develop and introduce new solutions that our customers choose to buy. If we are unable to develop new solutions, our business and operating results would be impacted. This includes our efforts to rapidly develop and introduce data warehousing software applications. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions.
In addition, the development process can be lengthy and costly. It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our self-checkout and electronic shelf label solutions, our operating results would be impacted.

Our solutions, which contain both hardware and software products, may contain known as well as undetected errors which may be found after the products' introduction and shipment. While we attempt to fix errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our operating results.

Reliance on Third Parties
-------------------------

Third party suppliers provide important elements to our solutions.

We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX/(R)/ and Microsoft Windows NT/(R)/. Certain parts and components used in the manufacture of our ATMs and the delivery of some of our Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties (such as the outsourcing arrangements with Solectron Corporation to manufacture hardware) that have complementary products, services and skills. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications could impair the delivery of our solutions on a timely basis and impact our business and operating results.

Acquisitions and Alliances
--------------------------

Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Business acquisitions typically result in intangible assets being recorded and amortized in future years. Future operating results could be impacted if our acquisitions do not generate profitable results in excess of the related amortization expense.

Operating Result Fluctuations
-----------------------------

We expect our revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to fluctuations based on a variety of factors, including:

Seasonality.  Our sales are historically seasonal, with revenue higher in the
-----------
fourth quarter of each year. During the three quarters ending in March, June and September, we have historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

Acquisitions and Alliances.  As part of our solutions strategy, we intend to
--------------------------
continue to acquire technologies, products and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate. For example, the acquisition of 4Front will result in incremental customer services revenue, margin and operating expenses.

Multi-National Operations
-------------------------

Continuing to generate substantial revenues from our multi-national operations helps to balance our risks and meet our strategic goals.

Currently, approximately 59% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as evidenced by the recent economic slowing in the U.S. retail industry; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; currency changes such as the euro introduction which could affect cross border competition and pricing and require modifications to our offerings to accommodate the changeover; and changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

Employees
---------

Hiring and retaining highly qualified employees helps us to achieve our business objectives.

Our employees are vital to our success, and our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical as these key employees are difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are not able to attract or retain highly qualified employees in the future, our business and operating results could be impacted.

Intellectual Property
---------------------

As a technology company, our intellectual property portfolio is key to our future success.

Our intellectual property portfolio is a key component of our ability to be a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws, and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others, and if we were not able to continue to obtain licenses for such technologies, our business would be impacted. Moreover, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend and, if an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Environmental
-------------

Our historical and ongoing manufacturing activities subject us to environmental exposures.

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 11 of the Notes to Consolidated Financial Statements of this annual report and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

Contingencies
-------------

Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters.

We are subject to regulations, proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, and intellectual property. Such matters are subject to the resolution of many uncertainties; thus, outcomes are not predictable with assurance. While we believe that amounts provided in our financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings and environmental matters, and to comply with applicable environmental laws will not impact future operating results.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 138

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138). SFAS 133 and the corresponding amendments under SFAS 138 are effective for fiscal years beginning after June 15, 2000. We have elected to adopt SFAS 133 and SFAS 138 effective January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which we are hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the event that a hedging instrument is deemed to be ineffective under SFAS 133, the ineffective portion will be recognized in current period earnings.

On January 1, 2001, we will record net-of-tax, cumulative-effect-type losses of $6 million and $4 million, in accumulated other comprehensive income and net income, respectively, to recognize at fair value all derivative instruments that will be designated as hedging instruments. Included in the $4 million loss is an immaterial expense related to derivatives that are deferred on the balance sheet and will be de-designated as effective hedges.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, we adopted the provisions of SAB 101 and the resulting impact was immaterial to our consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 140

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 140, which replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption of this standard to have any impact to our consolidated financial position, results of operations and cash flows.

Item 7. (a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures to changes in currency exchange rates, we enter into various derivative financial instruments such as forward contracts and options. These instruments generally mature within 12 months. At inception, select derivative instruments are designated as hedges of inventory purchases and sales, and of certain financing transactions that are firmly committed or forecasted. Generally, gains and losses on qualifying hedged transactions are deferred and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to anticipated transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2000 and 1999, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $14 million increase or a $2 million dollar decrease in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $1 million increase or a $22 million increase in the fair value of the hedge portfolio as of December 31, 2000 and 1999, respectively.

The interest rate risk associated with our borrowing and investing activities at December 31, 2000 was not material in relation to our consolidated financial position, results of operations and cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential significant losses. However, we believe that the reserves for potential losses are adequate. At December 31, 2000 and 1999, we did not have any major concentration of credit risk related to financial instruments.

Item 7. (b)  RECENT DEVELOPMENTS

In March 2001, we announced concerns about the ability of Credit Card Center
(CCC), a leading distributor of ATM equipment into the U.S. small retailer marketplace, to repay an outstanding loan and receivable to NCR. We have worked with CCC to develop stronger customer leasing support, but CCC's revenue growth has outpaced its capital and management resources, resulting in cash flow deficiencies that could impact its ability to repay its obligations to NCR. Although we will continue to work closely with CCC to successfully resolve these issues, we anticipate that we will establish a reserve related to prior business with CCC of approximately $42 million before tax or $28 million after tax.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Report of Independent Accountants..........................................     15
Consolidated Statements of Income for the Years Ended
   December 31, 2000, 1999 and 1998........................................     16
Consolidated Balance Sheets at December 31, 2000 and 1999..................     17
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998........................................     18
Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998..................................     19
Notes to Consolidated Financial Statements.................................  20-34


Report of Independent Accountants


To the Board of Directors and
Stockholders of NCR Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of NCR Corporation's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Dayton, Ohio
January 22, 2001

NCR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
In millions, except per share amounts

For the Year Ended December 31                    2000    1999     1998
-----------------------------------------------------------------------

Revenue
Products                                        $3,178  $3,290   $3,641
Services                                         2,781   2,906    2,864
-----------------------------------------------------------------------
Total revenue                                    5,959   6,196    6,505
-----------------------------------------------------------------------

Operating expenses
Cost of products                                 2,000   2,099    2,380
Cost of services                                 2,092   2,207    2,203
Selling, general and administrative expenses     1,329   1,471    1,460
Research and development expenses                  333     341      360
-----------------------------------------------------------------------
Total operating expenses                         5,754   6,118    6,403
-----------------------------------------------------------------------

Income from operations                             205      78      102
-----------------------------------------------------------------------
Interest expense                                    13      12       13
Other income, net                                   83     169      123
-----------------------------------------------------------------------

Income before income taxes                         275     235      212
-----------------------------------------------------------------------

Income tax expense (benefit)                        97    (102)      90
-----------------------------------------------------------------------

Net income                                      $  178  $  337   $  122
-----------------------------------------------------------------------


Net income per common share
---------------------------
  Basic                                         $ 1.87  $ 3.45   $ 1.21
  Diluted                                       $ 1.82  $ 3.35   $ 1.20

Weighted average common shares outstanding
------------------------------------------
  Basic                                           95.1    97.6    101.0
  Diluted                                         98.0   100.6    102.1

The accompanying notes are an integral part of the consolidated financial statements.

NCR CORPORATION
CONSOLIDATED BALANCE SHEETS
In millions, except per share amounts

At December 31                                                   2000     1999
------------------------------------------------------------------------------

Assets
Current assets
  Cash, cash equivalents and short-term investments            $  357   $  763
  Accounts receivable, net                                      1,338    1,197
  Inventories, net                                                288      299
  Other current assets                                            251      282
------------------------------------------------------------------------------
Total current assets                                            2,234    2,541
------------------------------------------------------------------------------

Reworkable service parts, net                                     218      209
Property, plant and equipment, net                                742      793
Other assets                                                    1,912    1,352
------------------------------------------------------------------------------
Total assets                                                   $5,106   $4,895
------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities
  Short-term borrowings                                        $   96   $   37
  Accounts payable                                                521      378
  Payroll and benefits liabilities                                260      247
  Customer deposits and deferred service revenue                  344      365
  Other current liabilities                                       615      635
------------------------------------------------------------------------------
Total current liabilities                                       1,836    1,662
------------------------------------------------------------------------------

Long-term debt                                                     11       40
Pension and indemnity liabilities                                 332      342
Postretirement and postemployment benefits liabilities            466      570
Other liabilities                                                 676      623
Minority interests                                                 27       49
------------------------------------------------------------------------------
Total liabilities                                               3,348    3,286
------------------------------------------------------------------------------

Put options                                                         -       13
------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock: par value $0.01 per share, 100.0 shares
  authorized, no shares issued and outstanding at
  December 31, 2000 and 1999                                        -        -
Common stock: par value $0.01 per share, 500.0
  shares authorized, 95.2 and 93.6 shares issued and
  outstanding at December 31, 2000 and 1999, respectively           1        1
Paid-in capital                                                 1,156    1,081
Retained earnings                                                 644      466
Accumulated other comprehensive (loss) income                     (43)      48
------------------------------------------------------------------------------
Total stockholders' equity                                      1,758    1,596
------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $5,106   $4,895
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NCR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

For the Year Ended December 31                                                  2000    1999    1998
----------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                     $ 178   $ 337   $ 122
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                                 361     358     364
   Deferred income taxes                                                          32    (187)     54
   Net gain on sales of assets                                                   (33)   (107)    (47)
   Purchased research and development from acquisitions                           25       -       -

   Changes in assets and liabilities:
     Receivables                                                                 (80)    358     (85)
     Inventories                                                                  28      85      15
     Current payables                                                             80     (41)    (53)
     Customer deposits and deferred service revenue                              (42)     13       4
         Timing of disbursements for employee severance and pension             (248)   (148)   (268)
     Other assets and liabilities                                               (130)    (61)   (185)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              171     607     (79)
----------------------------------------------------------------------------------------------------

Investing activities
Purchases of short-term investments                                              (26)   (354)   (356)
Proceeds from sales and maturities of short-term investments                     208     189     573
Net expenditures and proceeds for service parts                                 (108)   (104)    (82)
Expenditures for property, plant and equipment                                  (216)   (187)   (205)
Proceeds from sales of property, plant and equipment                             173     240     252
Business acquisitions and investments                                           (319)    (32)   (274)
Other investing activities, net                                                  (79)    (78)    (94)
----------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                         (367)   (326)   (186)
----------------------------------------------------------------------------------------------------

Financing activities
Purchases of Company common stock                                               (110)   (269)   (200)
Short-term borrowings, net                                                        15     (13)     (9)
Long-term borrowings, net                                                        (29)      7      (2)
Other financing activities, net                                                  117      81      57
----------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                           (7)   (194)   (154)
----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                     (21)     (4)     21
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                                (224)     83    (398)
Cash and cash equivalents at beginning of year                                   571     488     886
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $ 347   $ 571   $ 488
----------------------------------------------------------------------------------------------------

Supplemental Data
Cash paid during the year for:
Income taxes                                                                   $  68   $  61   $  60
Interest                                                                          14      16      13

The accompanying notes are an integral part of the consolidated financial statements.

NCR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In millions

                                                                                       Accumulated
                                                                                          Other
                                                 Common Stock    Paid-in   Retained   Comprehensive
                                                 ------------
                                               Shares    Amount  Capital   Earnings   (Loss) Income    Total
                                               ------    ------  -------   --------   -------------    -----
December 31, 1997                                103     $   1    $1,438     $  7         $(93)       $1,353

Employee stock purchase
  and stock compensation plans                     2         -        57        -            -            57
Purchase of Company common stock                  (6)        -      (200)       -            -          (200)
------------------------------------------------------------------------------------------------------------
Subtotal                                          99         1     1,295        7          (93)        1,210

Net income                                         -         -         -      122            -           122
Other comprehensive income, net of tax:
 Currency translation adjustments                  -         -         -        -           95            95
 Unrealized gains on securities:
   Unrealized holding gains arising
     during the period                             -         -         -        -            9             9
   Less:  reclassification adjustment for
     gains included in net income                  -         -         -        -           (4)           (4)
 Additional minimum pension liability              -         -         -        -           15            15
------------------------------------------------------------------------------------------------------------
Comprehensive income                               -         -         -      122          115           237
------------------------------------------------------------------------------------------------------------

December 31, 1998                                 99         1     1,295      129           22         1,447

Employee stock purchase
  and stock compensation plans                     3         -        80        -            -            80
Proceeds from sale of put options                  -         -         1        -            -             1
Reclassification of put option obligation          -         -       (13)       -            -           (13)
Purchase of Company common stock                  (8)        -      (282)       -            -          (282)
------------------------------------------------------------------------------------------------------------
Subtotal                                          94         1     1,081      129           22         1,233

Net income                                         -         -         -      337            -           337
Other comprehensive income, net of tax:
 Currency translation adjustments                  -         -         -        -          (13)          (13)
 Unrealized gains on securities:
   Unrealized holding gains arising
    during the period                              -         -         -        -           54            54
   Less:  reclassification adjustment for
    gains included in net income                   -         -         -        -          (14)          (14)
 Additional minimum pension liability              -         -         -        -           (1)           (1)
------------------------------------------------------------------------------------------------------------
Comprehensive income                               -         -         -      337           26           363
------------------------------------------------------------------------------------------------------------

December 31, 1999                                 94         1     1,081      466           48         1,596

Employee stock purchase
  and stock compensation plans                     3         -       117        -            -           117
Purchase acquisitions                              1         -        64        -            -            64
Proceeds from sale of put options                  -         -         5        -            -             5
Expiration of put option obligation                -         -        13        -            -            13
Purchase of Company common stock                  (3)        -      (124)       -            -          (124)
------------------------------------------------------------------------------------------------------------
Subtotal                                          95         1     1,156      466           48         1,671

Net income                                         -         -         -      178            -           178
Other comprehensive (loss), net of tax:
 Currency translation adjustments                  -         -         -        -          (42)          (42)
 Unrealized (losses) gains on securities:
   Unrealized holding (losses) arising
    during the period                              -         -         -        -          (35)          (35)
   Less:  reclassification adjustment for
    gains included in net income                   -         -         -        -           (3)           (3)
 Additional minimum pension liability              -         -         -        -          (11)          (11)
------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                        -         -         -      178          (91)           87
------------------------------------------------------------------------------------------------------------

December 31,  2000                                95     $   1    $1,156     $644         $(43)       $1,758
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NCR Corporation
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Significant Accounting Policies

Description of Business
------------------------

NCR Corporation and its subsidiaries (NCR or the Company) provide solutions worldwide that are designed specifically to enable businesses to build, expand and enhance their relationships with their customers by facilitating transactions and transforming data from transactions into useful business information.

At the checkout counter, by telephone, at a web-enabled kiosk or automated teller machine (ATM), or over the Internet, NCR's solutions enable companies to capture information about individual preferences and needs. The Company then provides powerful data warehousing solutions that help businesses understand and serve each customer as a clearly defined market of one, responding with programs designed to improve customer acquisition, retention and profitability.

NCR offers specific solutions for the retail and financial industries and also provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software, global customer support services, a complete line of consumable and media products and a range of hardware technology.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries in which NCR exercises significant influence and control. Long-term investments in affiliated companies in which NCR exercises significant influence, but which it does not control, are accounted for under the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no representation on the company's Board of Directors) are accounted for under the cost method. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Foreign Currency
----------------

For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income.

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The use of foreign exchange forward contracts and options allows NCR to reduce its exposure to changes in currency exchange rates. Derivatives used as a part of NCR's risk management strategy, which are designated at inception as hedges, are measured for effectiveness both at inception and on an ongoing basis. NCR primarily uses forward contracts and options to hedge its foreign currency exposures relating largely to inventory purchases by marketing units and inventory sales by manufacturing units. For foreign exchange contracts that hedge firm commitments, and foreign exchange options contracts that hedge anticipated transactions, the gains and losses are deferred and recognized as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. For other foreign exchange contracts that hedge anticipated transactions, gains and losses are recognized currently in other income and expense as exchange rates change. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Settlement payments are primarily based on net gains and losses related to foreign exchange derivatives and are included in cash flows from operating activities in the consolidated statements of cash flows. At December 31, 2000, deferred net gains on foreign exchange options, which hedged anticipated transactions, were $2 million, and the unamortized foreign exchange option premiums were $5 million. The applicable amounts at December 31, 1999 were $3 million and $15 million, respectively.

Revenue Recognition
-------------------

Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized upon shipment, delivery, installation or customer acceptance, based upon the substance of the arrangement or as defined in the customer contract. Revenue from services, including maintenance services, is recognized proportionately over the contract period, at the time of performance or upon customer acceptance, based upon the substance of the arrangement or as defined in the customer contract.

Warranty, Sales Returns and Post Sales Support
----------------------------------------------

Provisions for product warranties, sales returns and allowances and post sales support are recorded in the period in which the related revenue is recognized.

Income Taxes
------------

Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. NCR records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Net Income Per Common Share
---------------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock, such as stock options and restricted stock awards.

Cash, Cash Equivalents and Short-Term Investments
-------------------------------------------------

All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents. Short-term investments include certificates of deposit, commercial paper and other investments having maturities less than one year. Such investments are stated at cost, which approximates fair value at December 31, 2000 and 1999.

Transfer of Financial Assets
----------------------------

NCR offers its customers the option to acquire its products and services through payment plans, financing or leasing contracts. From time to time, the Company transfers future payments under these contracts to financing institutions on a non-recourse basis. NCR may act as servicing agent for the purchaser and retain collection and administrative responsibilities. These transfers are recorded as sales of the related accounts receivable when NCR is considered to have surrendered control of such receivables. During the fourth quarter of 2000, the Company factored approximately $58 million of receivables. The related loss on the factoring was immaterial to the Company's consolidated financial results.

Inventories
-----------

Inventories are stated at the lower of average cost or net realizable value.

Investments in Marketable Securities
------------------------------------

All marketable securities, which are included in other assets, are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported, net of tax, within stockholders' equity. Realized gains and losses are recorded based on the specific identification method and average cost method, as appropriate, based upon the investment type. The fair value of the Company's investments in marketable securities in aggregate was $72 million and $118 million at December 31, 2000 and 1999, respectively.

In 1999, the Company sold its TeraCube(R) software rights and related assets to MicroStrategy Incorporated in exchange for $14 million of MicroStrategy Incorporated common stock. A pre-tax realized gain of $11 million was recognized in NCR's 1999 consolidated financial statements.

Long-Lived Assets
-----------------

Capitalized Software

In 1999, NCR adopted the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In accordance with this standard, certain direct development costs associated with internal-use software were capitalized beginning in 1999. These costs are included within other assets and are generally amortized over three years, beginning when the asset is substantially ready for use.
Research and development costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are also included within other assets and are generally amortized over three years, beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Amortization of capitalized software development costs was $68 million in 2000, $63 million in 1999 and $65 million in 1998. Accumulated amortization for capitalized software development costs was $131 million and $102 million at December 31, 2000 and 1999, respectively.

Goodwill

Goodwill is included in other assets and is carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over useful lives ranging from three to 20 years. Goodwill amortization expense was $33 million in 2000, $20 million in 1999 and $16 million in 1998. Accumulated amortization was $53 million and $20 million at December 31, 2000 and 1999, respectively.

Property, Plant and Equipment

Property, plant, equipment and reworkable service parts are stated at cost less accumulated depreciation. Reworkable service parts are those parts that can be reconditioned and used in installation and ongoing maintenance services and integrated service solutions for NCR's customers. Depreciation is computed over the estimated useful lives of the related assets primarily on the straight-line basis. Buildings are depreciated over 25 to 45 years, machinery and other equipment over three to 10 years and reworkable service parts over three to five years.

Valuation of Long-Lived Assets

Long-lived assets such as property, plant and equipment, goodwill, software and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Acquisitions and Divestitures
-----------------------------

During 2000, 1999 and 1998, NCR acquired several companies that were not significant to its financial position, results of operations and cash flows.
All of these acquisitions were accounted for as purchase business combinations and the earnings from these acquired entities were included in NCR's consolidated financial results from the dates of acquisition. Acquisition costs were allocated to the acquired tangible and intangible assets and liabilities based on fair market values, with residual amounts recorded as goodwill. The intangible value assigned to in-process research and development was charged to expense at the time of the acquisition. The allocation of purchase price to the various tangible and intangible assets and liabilities are subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material. In 2000, 1999 and 1998, NCR sold assets related to portions of its businesses to third parties. Unaudited pro forma financial information has not been presented because the effects of these acquisitions and divestitures were not material on either an individual or aggregated basis.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

Statement of Financial Accounting Standards No. 133 and No. 138

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138). SFAS 133 and the corresponding amendments under SFAS 138 are effective for fiscal years beginning after June 15, 2000. NCR has elected to adopt SFAS 133 and SFAS 138 effective January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the event that a hedging instrument is deemed to be ineffective under SFAS 133, the ineffective portion will be recognized in current period earnings.

On January 1, 2001, NCR will record net-of-tax, cumulative-effect-type losses of $6 million and $4 million, in accumulated other comprehensive income and net income, respectively, to recognize at fair value all derivative instruments that will be designated as hedging instruments. Included in the $4 million loss is an immaterial expense related to derivatives that are deferred on the balance sheet and will be de-designated as effective hedges.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, NCR adopted the provisions of SAB 101 and the resulting impact was immaterial to the Company's consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 140

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 140, which replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The

Company does not expect adoption of this standard to have any impact to the Company's consolidated financial position, results of operations and cash flows.

Note 2.  Supplementary Financial Information

In millions

For the Year Ended December 31                                2000     1999      1998
-------------------------------------------------------------------------------------
Other income
Interest income                                             $   31  $    26   $    44
Gain on sales of assets                                         33      107        47
Other, net                                                      19       36        32
-------------------------------------------------------------------------------------
Total other income, net                                     $   83  $   169   $   123
-------------------------------------------------------------------------------------

At December 31                                                         2000      1999
-------------------------------------------------------------------------------------

Cash, cash equivalents and short-term investments
Cash and cash equivalents                                           $   347   $   571
Short-term investments                                                   10       192
-------------------------------------------------------------------------------------
Total cash, cash equivalents and short-term investments             $   357   $   763
-------------------------------------------------------------------------------------

Accounts receivable
Trade                                                               $ 1,255   $ 1,047
Other                                                                   107       181
-------------------------------------------------------------------------------------
Accounts receivable, gross                                            1,362     1,228
Less: allowance for doubtful accounts                                   (24)      (31)
-------------------------------------------------------------------------------------
Total accounts receivable, net                                      $ 1,338   $ 1,197
-------------------------------------------------------------------------------------

Inventories
Finished goods, gross                                               $   262   $   298
Work in process and raw materials, gross                                 83        73
-------------------------------------------------------------------------------------
Inventories, gross                                                      345       371
Less:  inventory allowances                                             (57)      (72)
-------------------------------------------------------------------------------------
Total inventories, net                                              $   288   $   299
-------------------------------------------------------------------------------------

Other current assets
Current deferred tax assets                                         $   123   $   167
Other                                                                   128       115
-------------------------------------------------------------------------------------
Total other current assets                                          $   251   $   282
-------------------------------------------------------------------------------------

Reworkable service parts
Reworkable service parts, gross                                     $   494   $   516
Less: accumulated depreciation                                         (276)     (307)
-------------------------------------------------------------------------------------
Total reworkable service parts, net                                 $   218   $   209
-------------------------------------------------------------------------------------

Property, plant and equipment
Land and improvements                                               $   103   $   140
Buildings and improvements                                              641       701
Machinery and other equipment                                         1,107     1,170
-------------------------------------------------------------------------------------
Property, plant and equipment, gross                                  1,851     2,011
Less: accumulated depreciation                                       (1,109)   (1,218)
-------------------------------------------------------------------------------------
Total property, plant and equipment, net                            $   742   $   793
-------------------------------------------------------------------------------------

Other assets
Prepaid pension cost                                                $   932   $   811
Goodwill, net                                                           532       118
Other                                                                   448       423
-------------------------------------------------------------------------------------
Total other assets                                                  $ 1,912   $ 1,352
-------------------------------------------------------------------------------------

Accumulated other comprehensive (loss) income, net of tax
Currency translation adjustments                                    $   (12)  $    30
Unrealized gains on securities                                            1        39
Additional minimum pension liability and other                          (32)      (21)
-------------------------------------------------------------------------------------
Total accumulated other comprehensive (loss) income                 $   (43)  $    48
-------------------------------------------------------------------------------------

Note 3.  Business Restructuring

During the fourth quarter of 1999, NCR established a restructuring plan designed to accelerate the Company's transformation from a computer hardware and product company to a technology solutions and services provider. The plan contemplated an alignment around three key solutions (Data Warehousing, Financial Self Service and Retail Store Automation), the elimination of approximately 1,250 associate positions, the exit of certain commodity hardware businesses and an enhanced leverage of the investment in the Company's Data Warehousing offering.

In connection with the restructuring plan, NCR recorded a pre-tax charge of $125 million in the fourth quarter of 1999. The charge included a $76 million accrual under postemployment benefit plans related to employee separations, $35 million of charges related to asset impairments, $7 million of charges for the write-off of software licenses and inventory write-downs and $7 million of charges for other items. Cash payments under the plan totaled $46 million, and NCR anticipates that future cash payments under the plan will not be significant. In addition, NCR expected to incur approximately $55 million of period costs during 2000, primarily related to settling customer obligations that were not complete as of December 31, 1999. These obligations were resolved for approximately $38 million, or $17 million less than originally expected.
The Company recorded the costs associated with these obligations through charges of $37 million in cost of revenue and $1 million in selling, general and administrative expenses. The restructuring plan was substantially completed at December 31, 2000.

As a result of the restructuring, NCR achieved an estimated savings of more than $75 million in 2000 due primarily to the elimination of losses in the exited solutions, as well as through cost savings related to employee separations within the Company's support organizations. In addition, NCR experienced a revenue decline of approximately $360 million as a result of the Company's decision to exit specific non-key solutions in certain geographic areas.

Note 4.  Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions                                                  2000   1999  1998
--------------------------------------------------------------------------------
Income (loss) before income taxes
U.S.                                                        $ 319  $ 264  $ 272
Foreign                                                       (44)   (29)   (60)
--------------------------------------------------------------------------------
Total income before income taxes                            $ 275  $ 235  $ 212
--------------------------------------------------------------------------------

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions                                                  2000   1999  1998
--------------------------------------------------------------------------------
Income tax expense (benefit)
Current
 Federal                                                    $  32  $  24  $ 21
 State and local                                                2      2    (8)
 Foreign                                                       31     59    23
Deferred
 Federal                                                       35   (218)    -
 State and local                                                3    (14)    -
 Foreign                                                       (6)    45    54
--------------------------------------------------------------------------------
Total income tax expense (benefit)                          $  97  $(102) $ 90
--------------------------------------------------------------------------------

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions                                                  2000   1999  1998
-------------------------------------------------------------------------------
Income tax expense at the U.S. federal tax rate of 35%      $  96  $  82  $ 74
Foreign income tax differential                                (8)    74    98
U.S. permanent book/tax differences (principally goodwill)      6      -     -
U.S. tax losses and valuation allowance                         -   (260)  (91)
Other, net                                                      3      2     9
-------------------------------------------------------------------------------
Total income tax expense (benefit)                          $  97  $(102) $ 90
-------------------------------------------------------------------------------

NCR's tax provisions include a provision for income taxes in those tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. Due primarily to sustained U.S. profitability, a release of the Company's federal and a portion of its state valuation allowance was recognized in 1999 as U.S. tax losses and valuation allowance.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions                                                 2000    1999
------------------------------------------------------------------------
Deferred income tax assets
Employee pensions and other benefits                       $ 110   $ 165
Other balance sheet reserves and allowances                  170     198
Tax loss and credit carryforwards                            445     353
Property, plant and equipment                                 29      24
Other                                                         90      76
------------------------------------------------------------------------
Total deferred income tax assets                             844     816
Valuation allowance                                         (304)   (285)
------------------------------------------------------------------------
Net deferred income tax assets                               540     531
------------------------------------------------------------------------

Deferred income tax liabilities
Property, plant and equipment                                 72      93
Employee pensions and other benefits                         164     135
Taxes on undistributed earnings of foreign subsidiaries       58      75
Other                                                         63      79
------------------------------------------------------------------------
Total deferred income tax liabilities                        357     382
------------------------------------------------------------------------
Total net deferred income tax assets                       $ 183   $ 149
------------------------------------------------------------------------

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from certain assets. The $19 million increase in valuation allowance from 1999 to 2000 represents additional deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those additional tax losses. As of December 31, 2000, NCR had U.S. federal and foreign tax loss carryforwards of approximately $645 million. The tax loss carryforwards subject to expiration expire in the years 2002 through 2020.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $568 million and $612 million of undistributed earnings of its foreign subsidiaries as of December 31, 2000 and 1999, respectively, because such earnings are intended to be reinvested indefinitely.

The income tax (benefit) expense related to comprehensive income for 2000 and 1999 was $(48) million and $5 million, respectively. In 1998, the tax effect to comprehensive income was not significant.

Note 5.   Debt Obligations

NCR had debt with scheduled maturities of less than one year of $96 million and $37 million as of December 31, 2000 and 1999, respectively. The weighted average interest rate for such debt was 7.2% at December 31, 2000 and 7.7% at December 31, 1999. The increase in short-term debt was due, in part, to the acquisition of 4Front Technologies, Inc. (4Front), which increased NCR's debt with scheduled maturities of less than one year by $36 million. NCR had long-term debt and notes totaling $11 million and $40 million at December 31, 2000 and 1999, respectively. These obligations had U.S. dollar equivalent interest rates ranging from 8.5% to 9.5% with scheduled maturity dates from 2002 to 2020. The scheduled maturities of the outstanding long-term debt and notes during the next five years are: $2 million in 2002, $3 million in 2004 and the remainder after 2005.

In 1996, NCR entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions. The credit facility provides that NCR may borrow on a revolving credit basis an aggregate principal amount of up to $600 million. The credit facility matures in 2001 and contains certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amounts were outstanding under the facility as of December 31, 2000 or 1999.

Note 6.   Employee Benefit Plans

Pension and Postretirement Plans

NCR sponsors defined benefit plans for substantially all U.S. employees and the majority of international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the United States, the benefits are based on a fixed dollar amount per year of service. NCR's funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments and cash or cash equivalents.

Prior to September 1998, substantially all U.S. employees who reached retirement age while working for NCR were eligible to participate in a postretirement benefit plan. The plan provides medical care and life insurance benefits to retirees and their eligible dependents. In September 1998, the plan was amended whereby U.S. participants who had not reached a certain age and years of service with NCR were no longer eligible for such benefits. Non-U.S. employees are typically covered under government sponsored programs, and NCR generally does not provide postretirement benefits other than pensions to non-U.S. retirees. NCR generally funds these benefits on a pay-as-you-go basis.

Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension and postretirement benefit plans were:

                                              Pension Benefits       Postretirement Benefits
                                             ------------------     -------------------------
In millions                                    2000      1999         2000             1999
---------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1               $3,462    $3,422      $  326           $  316
Gross service cost                                81        83           1                1
Interest cost                                    234       225          24               23
Amendments                                        52        16          (2)               -
Actuarial loss (gain)                             99       (31)         21               20
Benefits paid                                   (245)     (204)        (38)             (34)
Currency translation adjustments                 (93)      (47)          -                -
Other                                              3        (2)          -                -
-------------------------------------------------------------------------------------------
Benefit obligation at December 31             $3,593    $3,462      $  332           $  326
-------------------------------------------------------------------------------------------

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans follows:

                                              Pension Benefits
                                             ------------------
In millions                                    2000       1999
---------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1        $4,707    $4,000
Actual return on plan assets                     120       924
Company contributions                             62        67
Benefits paid                                   (245)     (204)
Currency translation adjustments                (108)      (84)
Other                                              4         4
--------------------------------------------------------------
Fair value of plan assets at December 31      $4,540    $4,707
--------------------------------------------------------------

Accrued pension and/or postretirement benefit assets (liabilities) included in NCR's consolidated balance sheet at December 31 were:

                                              Pension Benefits       Postretirement Benefits
                                             ------------------     -------------------------
In millions                                    2000      1999         2000             1999
---------------------------------------------------------------------------------------------
Reconciliation to balance sheet
Funded status                                 $  947    $1,245      $ (332)          $ (326)
Unrecognized net (gain) loss                    (380)     (779)          6              (15)
Unrecognized prior service cost                   66        38         (36)             (46)
Unrecognized transition asset                    (25)      (47)          -                -
-------------------------------------------------------------------------------------------
Net amount recognized                         $  608    $  457      $ (362)          $ (387)
-------------------------------------------------------------------------------------------

Total recognized amounts consist of:
Prepaid benefit cost                          $  932    $  811      $    -           $    -
Accrued benefit liability                       (366)     (380)       (362)            (387)
Intangible asset                                   4         5           -                -
Accumulated other comprehensive income            38        21           -                -
-------------------------------------------------------------------------------------------
Net amount recognized                         $  608    $  457      $ (362)          $ (387)
-------------------------------------------------------------------------------------------

The weighted average rates and assumptions utilized in accounting for these plans for the years ended December 31 were:

                                   Pension Benefits       Postretirement Benefits
                                  -------------------    -------------------------
                                  2000   1999   1998     2000      1999       1998
----------------------------------------------------------------------------------
Discount rate                      7.0%   7.0%   6.8%     7.5%      7.5%       7.0%
Expected return on plan assets    10.0%  10.0%  10.0%       -         -          -
Rate of compensation increase      4.2%   4.1%   4.3%     4.3%      4.3%       4.3%

For postretirement benefit measurement purposes, NCR assumed growth in the per capita cost of covered health care benefits (the health care cost trend rate) would gradually decline from 8.0% and 6.0%, pre-65 and post-65, respectively, in 2000 to 5.0% by the year 2006. In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

In millions                                         1% Increase   1% Decrease
-----------------------------------------------------------------------------
2000 service cost and interest cost                   $     2       $    (2)
Postretirement benefit obligation at
   December 31, 2000                                  $    20       $   (18)

The net periodic benefit cost for the plans for the years ended December 31 follows:

                                      Pension Benefits         Postretirement Benefits
                                  ------------------------    -------------------------
In millions                        2000    1999      1998      2000     1999       1998
---------------------------------------------------------------------------------------
Net service cost                  $  78    $  78    $  75     $   1     $   1     $   4
Interest cost                       234      225      222        24        23        27
Expected return on plan assets     (414)    (360)    (349)        -         -         -
Settlement (credit) charge           (8)       -       46         -         -         -
Curtailment                           -        -        -         -         -       (19)
Amortization of:
 Transition asset                   (21)     (22)     (22)        -         -         -
 Prior service cost                  23       16       17       (12)      (12)       (3)
 Actuarial (gains) losses           (16)       3        4         -         -        (1)
---------------------------------------------------------------------------------------
Net benefit cost                  $(124)   $ (60)   $  (7)    $  13     $  12     $   8
---------------------------------------------------------------------------------------

In 1998, NCR recognized a $50 million pre-tax non-recurring pension charge relating to its Japanese subsidiary.

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value were $483 million, $408 million and $46 million, respectively, at December 31, 2000 and $504 million, $401 million and $31 million, respectively, at December 31, 1999.

In 1996, NCR entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) concerning the provision by NCR of additional support for its domestic defined benefit pension plans. Under this agreement, among other terms and conditions, NCR agreed to provide security interests in support of such plans in collateral with an aggregate value (calculated by applying specified discounts to market value) of $84 million. This collateral is comprised of certain domestic real estate. NCR does not believe that its agreement with the PBGC will have a material effect on its financial condition, results of operations and cash flows.

Savings Plans

All U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees' voluntary elections. NCR's matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under these plans was approximately $28 million, $28 million and $24 million for 2000, 1999 and 1998, respectively.

Other Postemployment Benefits

NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR's established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers' compensation benefits, and continuation of health care benefits and life insurance coverage. The accrued postemployment liability at December 31, 2000 and 1999 was $197 million and $275 million, respectively.

Note 7.   Business Combinations and Equity Investments

During 2000, NCR completed the following acquisitions that were accounted for as purchase business combinations: KM Aspac Pte. Limited (d/b/a Memorex Telex Asia Pacific), Strategic Technologies and Systems, Stirling Douglas Group, Research Computer Services, Inc. and Ceres Integrated Solutions, LLC. These acquisitions resulted in total goodwill of $107 million that is being amortized over various periods of five to seven years, and in-process research and development charges of $25 million. The total amount of stock issued as part of these acquisitions was $64 million.

In addition to the acquisitions described above, the Company acquired 4Front Technologies, Inc. in 2000. 4Front is a leading provider and integrator of information technology services, consisting of specialized computer services and web-based solutions. Based on the preliminary allocation of the purchase price, the acquisition resulted in intangibles of approximately $324 million that are being amortized over 10 years. The allocation of the purchase price will be finalized in 2001. As of December 31, 2000, the

Company had incurred approximately $2 million of integration costs related to the acquisition. These costs were expensed as incurred.

During 1998, NCR acquired an additional 27% ownership interest in its Japanese subsidiary, NCR Japan, Ltd., at a cost of $274 million, increasing NCR's ownership in the subsidiary to over 97%. The acquisition resulted in goodwill of approximately $65 million that is being amortized over 20 years.

In addition to the items described above, NCR completed other acquisitions and investments in smaller transactions during 2000, 1999 and 1998.

Note 8. Stock Compensation Plans, Purchases of Company Common Stock and Put Options

Stock Compensation Plans

The NCR Management Stock Plan provides for the grant of several different forms of stock-based benefits, including stock options, stock appreciation rights, restricted stock awards, performance awards, other stock unit awards and other rights, interests or options relating to shares of NCR common stock to employees and non-employee directors. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a 10-year term and vest within three years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period. Options to purchase common stock are granted under the authority of the Board of Directors. Option terms are determined by the Compensation Committee of the Board, and terms for incentive stock options will not exceed 10 years, consistent with the Internal Revenue Code. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that initially authorized and made available for grant 5.6% of the outstanding shares as of January 1, 1997, as well as sufficient shares to replace all outstanding awards held by active NCR employees for shares of AT&T Corp. stock. Thereafter, the number of shares authorized under the plan increases each calendar year by 4% of the outstanding shares on the first day of the year, for the 10-year term of the plan, without the need for additional Board approval. The number of shares of common stock authorized, since inception of the plan, and currently available for grant under this plan were approximately 24 million and 5 million, respectively, at December 31, 2000.

NCR adopted the WorldShares Plan effective as of December 31, 1996, the date AT&T Corp. distributed to its stockholders all of its interest in NCR on the basis of one share of NCR common stock for each 16 shares of AT&T Corp. common stock (the Distribution). The plan provides for the grant of nonstatutory stock options to substantially all NCR employees. NCR provided each participant with an option to purchase shares of NCR common stock with an aggregate market value of $3,000 as of the Distribution date. Such options have an exercise price of $33.44, equal to the market value of NCR common stock on January 2, 1997, and have a five-year expiration period. Subject to certain conditions, participants became fully vested and able to exercise their options January 2, 1998. The number of shares authorized, since the inception of the plan, and currently available for grant under this plan were approximately 7 million and 4 million, respectively, at December 31, 2000.

A summary of stock option activity under the NCR Management Stock Plan and the WorldShares Plan follows (shares in thousands):

                                         2000                 1999                 1998
                                 ------------------    ------------------    ------------------
                                           Weighted              Weighted              Weighted
                                 Shares     Average    Shares     Average    Shares     Average
                                  Under    Exercise     Under    Exercise     Under    Exercise
                                 Option     Price      Option     Price      Option     Price
-----------------------------------------------------------------------------------------------
Outstanding at January 1         14,577    $  35.22    12,906    $  33.13    12,521    $  33.26
Granted                           4,491       38.50     3,967       40.64     2,904       31.87
Exercised                        (2,327)      32.07    (1,631)      31.36      (703)      27.13
Canceled                           (593)      37.44      (504)      36.47    (1,552)      33.95
Forfeited                          (233)      34.26      (161)      33.27      (264)      36.06
-----------------------------------------------------------------------------------------------
Outstanding at December 31       15,915    $  36.52    14,577    $  35.22    12,906    $  33.13
-----------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                 Stock Options Outstanding            Stock Options Exercisable
                          ------------------------------------        -------------------------
                                       Weighted
                                        Average       Weighted                         Weighted
                                       Remaining       Average                         Average
   Range of                           Contractual     Exercise                         Exercise
Exercise Prices           Shares          Life         Price          Shares             Price
-----------------------------------------------------------------------------------------------
$9.68 to $14.02               26      1.16 years       $11.22             26            $11.22
$16.78 to $29.22             541      2.89 years        25.18            482             25.02
$30.31 to $51.63          15,348      6.65 years        36.96          7,862             35.34
-----------------------------------------------------------------------------------------------
Total                     15,915                       $36.52          8,370            $34.67
-----------------------------------------------------------------------------------------------

NCR accounts for its stock-based compensation plans using the intrinsic value-based method, which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Compensation cost charged against income for NCR's stock-based plans was not material in 2000, 1999 and 1998.

Had NCR recognized stock-based compensation expense based on the fair value of granted options at the grant date, net income and net income per diluted share for the years ended December 31 would have been as follows:

In millions, except per share amounts                     2000     1999     1998
--------------------------------------------------------------------------------
Net income                              As reported     $  178   $  337   $  122
                                        Pro forma          140      309       81

Net income per diluted share            As reported     $ 1.82   $ 3.35   $ 1.20
                                        Pro forma         1.43     3.07     0.80

The pro forma amounts shown above are not necessarily indicative of the effects on net income and net income per diluted share in future years.

The above pro forma net income and net income per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the years ended December 31:

                                              2000      1999      1998
                                              ----      ----      ----
  Dividend yield                              0.00%     0.00%     0.00%
  Risk-free interest rate                     6.41%     4.97%     5.35%
  Expected volatility                        40.00%    40.00%    40.00%
  Expected holding period (years)                5         5         5

The weighted average fair value of NCR stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended December 31, 2000, 1999 and 1998 was $17.42, $17.39 and $13.85 per share, respectively.

The NCR Employee Stock Purchase Plan enables eligible employees to purchase NCR's common stock at 85% of the average market price at the end of the last trading day of each month. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. During 2000, 1999 and 1998, employees purchased approximately 800 thousand, 900 thousand and 1 million shares, respectively, of NCR common stock for approximately $27 million, $30 million and $28 million, respectively. The number of shares authorized and available for grant under this plan at December 31, 2000 were approximately 8 million and 4 million, respectively.

Purchase of Company Common Stock

On December 8, 2000, NCR's Board of Directors approved a share repurchase program authorizing the systematic repurchase of shares of Company common stock to offset the dilutive effect of the employee stock plans. The systematic repurchase program will be funded by the proceeds from the purchase of shares under the Company's Employee Stock Purchase Plan and the exercise of options. Stock will be repurchased periodically on an ongoing basis in the open market or through privately negotiated transactions at management's discretion. As of December 31, 2000, the Company had committed approximately $88 million to the repurchase of shares under this program. The repurchased shares will be added to NCR's authorized, but unissued shares. During 2000, approximately 1.8 million shares were repurchased under this program at an average price of $48.75 per share. This program is expected to continue into 2001.

As of December 31, 2000, the Company had committed approximately $319 million of the total $500 million authorized by the Board of Directors on April 15, 1999 and October 21, 1999 for share repurchase programs. During 2000, approximately
1.1 million shares were repurchased under this program at an average cost of $34.04 per share. In 1999, a portion of the funds was used to cash out fractional interests in NCR stock resulting from a 1-for-10 reverse stock split, followed immediately by a 10-for-1 forward split of NCR's common stock, on May 14, 1999. This program effectively cashed out registered stockholders who held fewer than 10 shares of NCR common stock in a record account as of May 14, 1999. As a result of the reverse/forward stock split initiative, approximately 2.4 million shares were repurchased at a cost of $42.38 per share. Additionally, during 1999, approximately 5.1 million shares were repurchased at an average cost of $35.25 per share.

Put Options

At times, the Company sells put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. In a single private placement during the fourth quarter of 1999, the Company sold put options for 400 thousand shares of common stock. These options expired unexercised in the first quarter of 2000. During 2000, in a series of private placements, the Company sold put options for 2.0 million shares of common stock. Of these 2.0 million options, 1.6 million expired unexercised during the year and 400 thousand were exercised during the third quarter at an average price of $37.00 per share. There were no options outstanding at December 31, 2000.

The put option activity is summarized as follows:

                                    Cumulative     Put Options Outstanding
                                                  -------------------------
                                   Net Premium    Number of      Potential
 In millions                         Received      Options      Obligation
--------------------------------------------------------------------------------
 December 31, 1998                  $      -          -          $      -
 Sales                                    1.1        0.4              13.1
 Exercises                                 -          -                 -
 Expirations                               -          -                 -
 December 31, 1999                  $     1.1        0.4         $    13.1
 Sales                                    4.9        2.0              73.0
 Exercises                                 -        (0.4)            (14.8)
 Expirations                               -        (2.0)            (71.3)
 December 31, 2000                  $     6.0         -          $      -

At December 31, 1999, the amount related to the Company's potential repurchase obligation of approximately $13 million had been reclassified from stockholders' equity to put options. Each option was exercisable only at expiration, and all options sold during 1999 expired unexercised on March 1, 2000. These put option obligations had no significant effect on diluted earnings per share for the periods presented.

Note 9.   Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. These instruments primarily consist of foreign exchange forward contracts and options that are used to reduce NCR's exposure to changes in currency exchange rates. At inception, foreign exchange contracts are designated as hedges of firmly committed or forecasted transactions. These transactions are generally expected to occur in less than one year. The forward contracts and options generally mature within 12 months. The majority of NCR's foreign exchange forward contracts were to exchange pounds, euro and yen.

Letters of Credit

Letters of credit are purchased guarantees that ensure NCR's performance or payment to third parties in accordance with specified terms and conditions. Letters of credit may expire without being drawn upon. Therefore, the total notional or contract amounts do not necessarily represent future cash flows.

Fair Value of Financial Instruments

The fair values of long-term debt and foreign exchange contracts are based on market quotes of similar instruments. The fair values of letters of credit are based on fees charged for similar agreements. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, debt and letters of credit at December 31, 2000 and 1999. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR's involvement in such instruments. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

                                         Contract
                                         Notional      Carrying Amount          Fair Value
                                                     -------------------    -------------------
In millions                               Amount      Asset   Liability      Asset    Liability
-----------------------------------------------------------------------------------------------
2000
Foreign exchange forward contracts         $886        $30       $ 39         $33        $ 44
Foreign currency options                    275         15          1          15           1
Debt                                          -          -        107           -         107
Letters of credit                            50          -          -           -           -

1999
Foreign exchange forward contracts         $467        $19       $ 24         $19        $ 30
Foreign currency options                    403         19          2          19           2
Debt                                          -          -         77           -          77
Letters of credit                            44          -          -           -           -

Fair values of financial instruments represent estimates of possible value that may not be realized in the future.

Concentration of Credit Risk

NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR's business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potential losses are adequate. At December 31, 2000 and 1999, NCR did not have any major concentration of credit risk related to financial instruments.

Note 10.  Segment Information and Concentrations

Operating Segment Information

NCR assesses performance and allocates resources based principally on its alignment around three key solutions: Data Warehousing, Financial Self Service and Retail Store Automation. Each solution combines hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. For reporting purposes, NCR categorizes its operations into six reportable segments: the three key solutions, Payment and Imaging solutions, Systemedia and Other.

Designed to help businesses gain insight into consumers' activities and choices, asset use, and operations and financial results, Data Warehousing solutions provide the hardware, software and related services necessary to transform large volumes of information into actionable opportunities. NCR's Data Warehousing solutions serve a multitude of industries including retail, financial, telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer manufacturing and government entities. The Company's Self Service solutions offer a complete line of ATM hardware and software, and related services, enabling businesses to reduce costs, generate new revenue streams and build customer loyalty. Self Service solutions primarily serve the financial services industry, with particular focus on retail banking. NCR's Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels. Primarily serving the retail industry, Store Automation solutions deliver traditional point-of-sale, web-enabled kiosk, self-checkout and electronic shelf label solutions. The Company's Payment and Imaging solutions are designed to digitally capture, process and retain item-based transactions, thereby helping businesses reduce operating costs and increase efficiency. Payment and Imaging solutions primarily serve the financial services industry. Systemedia develops, produces and markets consumable media products principally for customers in industries served by NCR's other operating segments. NCR's Other segment accumulates the revenue and operating income not attributable to the above operating segments, as well as unallocated corporate expenses.

The following tables present data for revenue and operating income by segment for the years ended December 31:

In millions                                                   2000      1999      1998
---------------------------------------------------------------------------------------
Revenue
Data Warehousing                                            $ 1,134   $   900   $   890
Financial Self Service                                        1,511     1,565     1,626
Retail Store Automation                                       1,359     1,435     1,307
Payment and Imaging                                             304       324       370
Systemedia                                                      502       506       515
Other                                                         1,149     1,466     1,797
                                                            ---------------------------
Consolidated revenue                                        $ 5,959   $ 6,196   $ 6,505
                                                            ---------------------------

Operating income (loss)
Data Warehousing                                            $   (34)  $  (142)  $  (118)
Financial Self Service                                          201       224       283
Retail Store Automation                                         (17)       20       (32)
Payment and Imaging                                              42        17        29
Systemedia                                                       15        30        35
Other                                                            63        54       (45)
Adjustments to reconcile operating income (loss)/1/             (65)     (125)      (50)
                                                            ---------------------------
Consolidated operating income                               $   205   $    78   $   102
                                                            ---------------------------

/1/ Adjustments to reconcile operating income (loss) consist of restructuring and other related charges, in-process research and development charges associated with acquisitions completed in 2000, integration costs associated with the acquisition of 4Front, and a non-recurring pension charge. (See Notes 3, 6 and 7.)

The assets attributable to NCR's segments consist primarily of accounts receivable, inventories and manufacturing assets dedicated to a specific solution. Segment assets at December 31 were:

In millions                                             2000    1999    1998
----------------------------------------------------------------------------
Segment assets
Data Warehousing                                      $  382  $  253  $  321
Financial Self Service                                   547     500     634
Retail Store Automation                                  425     387     491
Payment and Imaging                                       86      78      99
Systemedia                                               194     185     192
Other                                                    319     334     466
----------------------------------------------------------------------------
Segment assets                                         1,953   1,737   2,203
Assets not attributable to segments                    3,153   3,158   2,689
----------------------------------------------------------------------------
Consolidated assets                                   $5,106  $4,895  $4,892
----------------------------------------------------------------------------

Assets not attributable to segments consist primarily of fixed assets not dedicated to a specific segment, prepaid pension costs, cash, cash equivalents and short-term investments.

The following table presents revenue by geographic area for NCR for the years ended December 31, 2000, 1999 and 1998. Revenues are attributed to geographic areas/countries based principally upon the geographic area/country to which the product is delivered or in which the service is provided.

In millions                                             2000    1999    1998
----------------------------------------------------------------------------
Revenue by geographic area
United States                                         $2,427  $2,655  $2,846
Americas (excluding United States)                       721     533     523
Europe/Middle East/Africa                              1,661   1,941   2,046
Japan                                                    582     612     687
Asia/Pacific (excluding Japan)                           568     455     403
----------------------------------------------------------------------------
Consolidated revenue                                  $5,959  $6,196  $6,505
----------------------------------------------------------------------------

The following table presents certain long-lived assets, primarily composed of property, plant and equipment, prepaid pension, capitalized software and goodwill, by country as of the years ended December 31:

In millions                                             2000    1999    1998
----------------------------------------------------------------------------
Long-lived assets
United States                                         $1,401  $  823  $  782
Japan                                                    411     456     486
All other countries                                      800     830     909
----------------------------------------------------------------------------
Consolidated long-lived assets                        $2,612  $2,109  $2,177
----------------------------------------------------------------------------

Concentrations

No single customer accounts for more than 10% of NCR's consolidated revenue. As of December 31, 2000, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on NCR's operations. NCR also does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on its operations.

A number of NCR's products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial databases and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse impact on NCR's operations.

Note 11.  Commitments and Contingencies

Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of December 31, 2000 cannot currently be determined.

Environmental Matters

NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and comparable state statutes.

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency (USEPA), has formally proposed the Fox River for inclusion on the CERCLA National Priorities List. In February 1999, the State of Wisconsin made available for public review a draft remedial investigation and feasibility study (RI/FS), which outlines a variety of alternatives for addressing the Fox River sediments. While the draft RI/FS did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft RI/FS ranged from $0 for no action (which appears to be an unlikely choice) to between $143 million and $721 million depending on the alternative selected. The USEPA has indicated that the final RI/FS will be issued in the first or second quarter of 2001 and that a decision on the anticipated remedial action will be made in the third or fourth quarter of 2001. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million. NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that it believes should demonstrate that selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. However, because there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Claimants. An accurate estimate of NCR's ultimate share of restoration/remediation and damages liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and able to pay substantial shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR accrues environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, which, as to the Fox River site, may be 10 to 20 years or more. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Leases

NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses. Future minimum lease payments under noncancelable leases as of December 31, 2000 were:

                                                              Later
In millions            2001    2002    2003    2004    2005   Years   Total
---------------------------------------------------------------------------
Operating leases      $  48   $  40   $  35   $  25   $  19   $ 149   $ 316

Total rental expense for operating leases was $83 million, $99 million and $76 million in 2000, 1999 and 1998, respectively.

During 2000, NCR entered into a legal agreement to lease a newly constructed manufacturing facility in Dundee, Scotland. The construction project is being funded entirely by the leasing company and is expected to be completed in 2002. Upon completion of the facility, NCR has the option of committing to a 15-year lease with minimum annual rental payments of approximately $2.4 million or to purchase the facility at a cost of approximately $26.8 million. NCR has not recognized any costs associated with this commitment in its 2000 results.

Note 12.  Quarterly Information (Unaudited)

In millions, except
per share amounts                  First/1/  Second/2/  Third /3/  Fourth/4/    Total
--------------------------------------------------------------------------------------
2000
Total revenues                     $1,255     $1,448      $1,464     $1,792     $5,959
Gross margin                          358        470         463        576      1,867
Operating (loss) income               (18)        43          67        113        205
Net (loss) income                      (5)        39          54         90        178
Net (loss) income per share:
  Basic                            $(0.05)    $ 0.41      $ 0.57     $ 0.93     $ 1.87
  Diluted                          $(0.05)    $ 0.39      $ 0.55     $ 0.90     $ 1.82

1999
Total revenues                     $1,333     $1,572      $1,530     $1,761     $6,196
Gross margin                          384        499         464        543      1,890
Operating (loss) income                (8)        61          52        (27)        78
Net income                              3         46          53        235        337
Net income per share:
  Basic                            $ 0.03     $ 0.47      $ 0.54     $ 2.47     $ 3.45
  Diluted                          $ 0.03     $ 0.45      $ 0.53     $ 2.44     $ 3.35

/1/ During the first quarter of 2000, NCR recognized a $14 million expense for restructuring and other related charges. (See Note 3.)
/2/ During the second quarter of 2000, NCR recognized a $4 million expense for restructuring and other related charges and a $24 million in-process research and development charge associated with acquisitions completed in 2000. (See Notes 3 and 7.)
/3/ During the third quarter of 2000, NCR recognized a $4 million expense for restructuring and other related charge and a $1 million in-process research and development charge associated with acquisitions completed in 2000. (See Notes 3 and 7.) During the third quarter of 1999, net income includes a pre-tax, significant gain of $21 million from the sale of real estate in Madrid, Spain.
/4/ During the fourth quarter of 2000, NCR recognized a $16 million expense for restructuring and other related charges and a $2 million charge for integration costs associated with the acquisition of 4Front. (See Notes 3 and 7.) During the fourth quarter of 1999, NCR recognized a $125 million expense for restructuring and other related charges and released U.S. deferred tax valuation allowances of $232 million. (See Notes 3 and 4.) In addition, 1999 net income includes a pre-tax, significant gain of $77 million from the sale of real estate in Akasaka, Japan.


________________________________________________________________________________
Teradata is either a registered trademark or trademark of NCR International, Inc. in the United States and/or other countries. NCR Relationship Optimizer and Relationship Technology are either registered trademarks or trademarks of NCR Corporation in the United States and/or other countries. TeraCube is either a registered trademark or trademark of MicroStrategy Incorporated. TOP END is either a registered trademark or trademark of BEA Systems, Inc. in the United States and/or other countries. UNIX is either a registered trademark or trademark of The Open Group in the United States and/or other countries.
Windows NT is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISLCOSURE

None.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item with respect to directors of NCR is included on pages 5-7 of NCR's Proxy Statement, dated March 7, 2001, and is incorporated herein by reference. In addition, the following information is provided with respect to Mr. Bohnett, one of NCR's directors who has chosen not to stand for reelection at the Company's 2001 Annual Meeting of Stockholders:

David Bohnett, 44, served as Chairman and Secretary of GeoCities, Inc., which he founded, from 1994 until May 1999, when GeoCities merged with Yahoo!. From 1994 to 1998, Mr. Bohnett also served as GeoCities' Chief Executive Officer and President. From 1994 to 1997, Mr. Bohnett also served as GeoCities' Chief Financial Officer. Prior to founding GeoCities, from 1990 to 1994, Mr. Bohnett served as Director of Product Marketing at Goal Systems International Inc., which merged with Legent Corp., a software company. Mr. Bohnett is a director of Stamps.com Inc. and other privately-held ventures. He became a director of NCR on August 10, 1999.

Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company's executive officers and directors is included in the material captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of NCR's Proxy Statement, dated March 7, 2001, and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 13-19 of NCR's Proxy Statement, dated March 7, 2001, and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 8-9 of NCR's Proxy Statement, dated March 7, 2001, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" on pages 4-5 of NCR's Proxy Statement, dated March 7, 2001, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

Item 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

(a)  The following documents are filed as part of this report:

     (1) See index to consolidated financial statements on page 15 of this form 10-K.

     (2)  Financial Statement Schedule:

          For each of the three years in the period ended December 31, 2000:
          Schedule II - Valuation and Qualifying Accounts

(b)  Reports on Form 8-K

No reports filed on Form 8-K for the quarter ended December 31, 2000.

(c)  Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

   Exhibit No.      Description
   -----------      -----------
      3.1           Articles of Amendment and Restatement of NCR Corporation, as
                    amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation
                    Form 10-Q for the period ended June 30, 1999) and Articles
                    Supplementary of NCR Corporation (Exhibit 3.1 to the NCR
                    Corporation Annual Report on Form 10-K for the year ended
                    December 31, 1996 (the "1996 NCR Annual Report')).

      3.2 Bylaws of NCR Corporation, as amended and restated on February 3, 2000 (Exhibit 3.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 NCR Annual Report")).

      4.1 Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the 1999 NCR Annual Report).

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

     10.14 NCR Director Compensation Program (Exhibit 10.18 to the 1996 NCR Annual Report).

     10.14.1 First Amendment to the NCR Director Compensation Program (Exhibit 10.14.1 to the 1999 NCR Annual Report).

     10.14.2 Second Amendment to the NCR Director Compensation Program (Exhibit 10.14.2 to the 1999 NCR Annual Report).

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

     10.20 Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25, 2000).

     10.21 Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000 (Exhibit 10.1(b) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

     10.22 Letter Agreement dated August 5, 1998 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     10.23 Termination Agreement dated May 26, 1999 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

     10.24 Employment Agreement with Lars Nyberg (Exhibit 10.22 to the 1999 NCR Annual Report).

     10.25 Letter Agreement dated June 20, 2000 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

     10.26          Letter Agreement dated October 18, 2000.

     10.27          Letter Agreement dated January 15, 2001.

     21             Subsidiaries of NCR Corporation.

     23.1           Consent of independent accountants.

NCR will furnish, without charge, to a security holder upon written request a copy of the 2001 Proxy Statement, portions of which are incorporated herein by reference. NCR will furnish any other exhibit at cost. Document requests are available by calling or writing to:


  NCR - Investor Relations
  1700 South Patterson Boulevard
  Dayton, OH 45479
  Phone:  937-445-5905
  investor.relations@ncr.com
  http://www.ncr.com/about_NCR/ir/invest_rel.asp

                                NCR Corporation

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                                                        Column A     Column B     Column C     Column D   Column E
                                                        --------     --------     --------     --------   --------
                                                                          Additions
                                                       Balance at   Charged to   Charged to                Balance
                                                        Beginning    Costs &        Other                   at End
               Description                              of Period    Expenses     Accounts    Deductions  of Period
               -----------                             ----------   ----------   ----------   ----------  ---------
Year Ended December 31, 2000
    Allowance for doubtful accounts                       $  31        $  17       $    -        $  24      $  24
    Deferred tax asset valuation allowance                  285            -           19            -        304
    Inventory valuation reserves                             67           27            -           41         53
    Reserves related to business restructuring               73            -          (37)          36          -

Year Ended December 31, 1999
    Allowance for doubtful accounts                       $  47        $   7       $    -        $  23      $  31
    Deferred tax asset valuation allowance                  498           59            -          272        285
    Inventory valuation reserves                             93           21            -           47         67
    Reserves related to business restructuring                -           83            -           10         73

Year Ended December 31, 1998
    Allowance for doubtful accounts                       $  36        $  26       $    -        $  15      $  47
    Deferred tax asset valuation allowance                  553          103            -          158        498
    Inventory valuation reserves                            142           24            -           73         93
    Reserves related to business restructuring              165            -         (111)          54          -

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NCR CORPORATION


Date:  March 8, 2001                         By: /s/ Lars Nyberg
                                                 ---------------
                                                 Lars Nyberg, Chairman of the
                                                 Board, Chief Executive Officer
                                                 and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                           Title
---------                                           -----

/s/ Lars Nyberg                    Chairman of the Board, Chief Executive
------------------------------
Lars Nyberg                        Officer and President


/s/ David Bearman                  Senior Vice President and Chief Financial
------------------------------
David Bearman                      Officer (Principal Financial and Accounting
                                   Officer)


/s/ David Bohnett                  Director
------------------------------
David Bohnett


/s/ David R. Holmes                Director
------------------------------
David R. Holmes


/s/ Linda Fayne Levinson           Director
------------------------------
Linda Fayne Levinson


/s/ James R. Long                  Director
------------------------------
James R. Long


/s/ Ronald A. Mitsch               Director
------------------------------
Ronald A. Mitsch


                                   Director
------------------------------
C. K. Prahalad


/s/ James O. Robbins               Director
------------------------------
James O. Robbins


/s/ William S. Stavropoulos        Director
------------------------------
William S. Stavropoulos


Date:  March 8, 2001

40