Form 10-Q
period 2001-03-31
NCR CORP
filed 2001-05-15
CIK 70866

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

                 For the quarterly period ended March 31, 2001

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---







Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2001 was 96,479,528.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                 Description                                                       Page
                                 -----------                                                       ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2001 and 2000                                                  3

          Condensed Consolidated Balance Sheets (Unaudited)
          March 31, 2001 and December 31, 2000                                                        4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 2001 and 2000                                                  5

          Notes to Condensed Consolidated Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                 16


                          PART II. Other Information

                                 Description                                                       Page
                                 -----------                                                       ----
Item 4.   Submission of Matters to a Vote of Security Holders                                        17

Item 6.   Exhibits and Reports on Form 8-K                                                           18

          Signatures                                                                                 19

                          Part I. Financial Information

Item 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts

                                                                                         Three Months Ended March 31
                                                                                            2001            2000
                                                                                      -------------   ---------------
     Revenue
     Products                                                                            $     690       $       629
     Services                                                                                  686               626
                                                                                          ---------       -----------
     Total Revenue                                                                           1,376             1,255

     Cost of Products                                                                          442               412
     Cost of Services                                                                          524               485
     Selling, General and Administrative Expenses                                              353               306
     Research and Development Expenses                                                          76                70
                                                                                          ---------       -----------
     Total Operating Expenses                                                                1,395             1,273
                                                                                          ---------       -----------

     (Loss) from Operations                                                                    (19)              (18)

     Interest (Expense)                                                                         (4)               (2)
     Other Income/(Expense), Net                                                                (3)               15
                                                                                          ---------       -----------

     (Loss) before Income Taxes and Cumulative Effect of Accounting Change                     (26)               (5)

     Income Tax Expense/(Benefit)                                                             (147)                -
                                                                                          ---------       -----------

     Income/(Loss) before Cumulative Effect of Accounting Change                               121                (5)
     Cumulative Effect of Accounting Change, Net of Tax                                         (4)                -
                                                                                          ---------       -----------
     Net Income/(Loss)                                                                   $     117       $        (5)
                                                                                          =========       ===========
     Net Income/(Loss) per Common Share

       Basic before Cumulative Effect of Accounting Change                               $    1.26       $     (0.05)
       Cumulative Effect of Accounting Change                                                (0.04)                -
                                                                                          ---------       -----------
       Basic                                                                             $    1.22       $     (0.05)
                                                                                          =========       ===========

       Diluted before Cumulative Effect of Accounting Change                             $    1.22       $     (0.05)
       Cumulative Effect of Accounting Change                                                (0.04)                -
                                                                                          ---------       -----------
       Diluted                                                                           $    1.18       $     (0.05)
                                                                                          =========       ===========
     Weighted Average Common Shares Outstanding
       Basic                                                                                  95.7              93.9
       Diluted                                                                                99.3              96.5

     See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     In millions, except per share amounts

                                                                          March 31               December 31
                                                                            2001                     2000
                                                                      ----------------         ---------------
Assets
Current assets
   Cash, cash equivalents and short-term investments                  $       325               $       357
   Accounts receivable, net                                                 1,092                     1,338
   Inventories                                                                329                       288
   Other current assets                                                       250                       251
                                                                       -----------               -----------
Total Current Assets                                                        1,996                     2,234

Reworkable service parts, net                                                 219                       218
Property, plant and equipment, net                                            730                       742
Other assets                                                                1,851                     1,912
                                                                       -----------               -----------
Total Assets                                                          $     4,796               $     5,106
                                                                       ===========               ===========

Liabilities and Stockholders' Equity
Current liabilities
   Short-term borrowings                                              $       123               $        96
   Accounts payable                                                           406                       521
   Payroll and benefits liabilities                                           221                       260
   Customer deposits and deferred service revenue                             432                       344
   Other current liabilities                                                  401                       615
                                                                       -----------               -----------
Total Current Liabilities                                                   1,583                     1,836

Long-term debt                                                                 10                        11
Pension and indemnity liabilities                                             323                       332
Postretirement and postemployment benefits liabilities                        446                       466
Other liabilities                                                             542                       676
Minority interests                                                             21                        27
                                                                       -----------               -----------
Total Liabilities                                                           2,925                     3,348
                                                                       -----------               -----------

Commitments and Contingencies (Note 5)

Stockholders' Equity
   Preferred stock: par value $0.01 per share, 100.0 shares
      authorized, no shares issued or outstanding at
      March 31, 2001 and December 31, 2000, respectively                        -                         -
   Common stock: par value $0.01 per share, 500.0 shares
      authorized, 99.3 and 95.2 shares issued and outstanding
      at March 31, 2001 and December 31, 2000, respectively                     1                         1
   Paid-in capital                                                          1,155                     1,156
   Retained earnings                                                          761                       644
   Accumulated other comprehensive income                                     (46)                      (43)
                                                                       -----------               -----------
Total Stockholders' Equity                                                  1,871                     1,758
                                                                       -----------               -----------
Total Liabilities and Stockholders' Equity                            $     4,796               $     5,106
                                                                       ===========               ===========

See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                                      Three Months Ended March 31
                                                                                       2001                  2000
                                                                                    ---------              --------
Operating Activities
Net Income/(Loss)                                                                  $     117              $     (5)
Adjustments to reconcile net income/(loss) to net cash
   provided by/(used in) operating activities:
      Depreciation and amortization                                                      105                    94
      Deferred income taxes                                                             (131)                    2
      Net gain on sales of assets                                                          1                     1
      Changes in assets and liabilities:
         Receivables                                                                     248                    74
         Inventories                                                                     (40)                   12
         Current payables                                                               (184)                 (136)
         Customer deposits and deferred service revenue                                   88                   134
         Timing of disbursements for employee severance
            and pension                                                                  (59)                  (69)
         Other assets and liabilities                                                   (122)                  (83)
                                                                                    ---------              --------
Net Cash Provided by Operating Activities                                                 23                    24
                                                                                    ---------              --------

Investing Activities
Short-term investments, net                                                              (10)                  (20)
Net expenditures and proceeds for service parts                                          (25)                  (31)
Expenditures for property, plant and equipment                                           (53)                  (64)
Proceeds from sales of property, plant and equipment                                       2                    23
Business acquisitions and investments                                                     (3)                  (25)
Other investing activities, net                                                           (7)                  (27)
                                                                                    ---------              --------
Net Cash (Used in) Investing Activities                                                  (96)                 (144)
                                                                                    ---------              --------

Financing Activities
Purchases of Company common stock                                                        (34)                   (2)
Short-term borrowings, net                                                                27                     2
Long-term borrowings, net                                                                 (1)                   (2)
Other financing activities, net                                                           34                    24
                                                                                    ---------              --------
Net Cash Provided by Financing Activities                                                 26                    22
                                                                                    ---------              --------

Effect of exchange rate changes on cash and cash equivalents                               5                   (15)
                                                                                    ---------              --------

(Decrease) in Cash and Cash Equivalents                                                  (42)                 (113)
Cash and Cash Equivalents at Beginning of Period                                         347                   571
                                                                                    ---------              --------

Cash and Cash Equivalents at End of Period                                         $     305              $    458
                                                                                    =========              ========

 See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 2000 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.


2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

NCR adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses recorded in other comprehensive income to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses recognized in earnings in the current period.

On January 1, 2001, NCR recorded net-of-tax, cumulative-effect-type losses of $6 million and $4 million, in accumulated other comprehensive income and net income, respectively, to recognize at fair value all derivative instruments that will be designated as hedging instruments.


3.   SUPPLEMENTAL FINANCIAL INFORMATION (in millions)


                                                          Three Months Ended
                                                                March 31
                                                         ---------------------
Comprehensive Income                                        2001         2000
                                                         --------     --------
Net income                                              $    117     $     (5)
Other comprehensive income/(loss), net of tax:
   Unrealized gain/(loss) on securities                        6           (8)
   SFAS 133 unrealized gain                                    6            -
   Additional minimum pension liability                       (6)           6
   Currency translation adjustments                           (9)         (10)
                                                         --------     --------
Total comprehensive income                              $    114     $    (17)
                                                         ========     ========

                                                         March 31    December 31
                                                           2001         2000
                                                         ---------    -------
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents                               $     305    $   347
Short-term investments                                         20         10
                                                         ---------    -------
Total cash, cash equivalents and short-term
investments                                             $     325    $   357
                                                         =========    =======

Inventories
Finished goods                                          $     250    $   219
Work in process and raw materials                              79         69
                                                         ---------    -------
Total inventories                                       $     329     $  288
                                                         =========    =======


4.   SEGMENT INFORMATION

NCR categorizes its operations into six reportable operating segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

The following tables present data for revenue and operating income/(loss) by operating segment for the quarters ended March 31 (in millions):

                                                    Three Months Ended
                                                         March 31
                                               --------------------------
                                                  2001             2000
                                               ----------       ---------
Revenue
Data Warehousing                              $      282       $      239
Financial Self Service                               336              311
Retail Store Automation                              286              266
Systemedia                                           116              114
Payment and Imaging                                   73               71
Other                                                283              254
                                               ---------        ---------
Consolidated revenue                          $    1,376       $    1,255
                                               =========        =========

                                                    Three Months Ended
                                                         March 31
                                               --------------------------
                                                  2001             2000
                                               ---------        ---------
Operating Income/(Loss)
Data Warehousing                              $      (10)      $      (19)
Financial Self Service                                35               19
Retail Store Automation                              (13)             (27)
Systemedia                                            (1)               4
Payment and Imaging                                   12                7
Other                                                 (1)              12
Special items (1)                                    (41)             (14)
                                               ----------       ----------
Consolidated operating (loss)                 $      (19)      $      (18)
                                               ==========       ==========

(1) 2001 - Significant special items represent charges related to the write down of loans and receivables with Credit Card Center ($39 million) and integration charges related to the acquisition of 4Front Technologies, Inc. ($2 million).
    2000 - Significant special items represent restructuring and other related charges ($14 million) in connection with the 1999 restructuring plan.

5.   CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 2001 cannot currently be determined.

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

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and related Green Bay environment (Fox River System) due to, among other things, sediment contamination in the Fox River System allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency (USEPA), has formally proposed the Fox River for inclusion on the CERCLA National Priorities List. In February 1999, the State of Wisconsin made available for public review a draft remedial investigation and feasibility study (RI/FS), which outlines a variety of alternatives for addressing the Fox River sediments. While the draft RI/FS did not advocate any specific alternative or combination of alternatives, the estimated total costs provided in the draft RI/FS ranged from $0 for no action (which appears to be an unlikely choice) to between $143 million and $721 million depending on the alternative selected. The USEPA has indicated that the final RI/FS will likely be issued in the second or third quarter of 2001 and that a decision on the anticipated remedial action will be made in the third or fourth quarter of 2001. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million. NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that it believes should demonstrate that selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. However, because there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Claimants. An accurate estimate of NCR's ultimate share of restoration/remediation and damages liability cannot be made at this time due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and able to pay substantial shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

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

6.   STOCK REPURCHASE PROGRAM

During the first quarter of 2001, NCR repurchased approximately 450,000 shares of its stock for approximately $20 million as part of the systematic repurchase program authorized in December of 2000. These shares were repurchased on the open market and through privately negotiated transactions at an average price of $44.47 per share. In addition to this plan, there is approximately $181 million remaining under a separate authorization received from NCR's Board of Directors in October 1999.

7.   EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding include the additional dilution from potential common stock such as stock options and restricted stock awards, when appropriate.

8.   OTHER DEVELOPMENTS

In March 2001, NCR announced concerns about the ability of Credit Card Center
(CCC), a distributor of ATM equipment into the U.S. small retailer marketplace, to repay an outstanding loan and accounts receivable to NCR. The Company has worked with CCC to develop stronger customer leasing support, but CCC's revenue growth has outpaced its capital and management resources, resulting in cash flow deficiencies that could impact its ability to repay its obligations to NCR. Although NCR will continue to work closely with CCC to successfully resolve these issues, the Company established a reserve in the first quarter of 2001 related to prior business with CCC of approximately $40 million before tax or $27 million after tax.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

We categorize our operations into six reportable operating segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

For the quarters ended March 31, the effects of significant special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below.

In millions                                             2001        2000
-------------------------------------------------------------------------
Consolidated revenue                                $  1,376   $   1,255
Consolidated gross margin  (1)                           411         371
Consolidated operating expenses:
  Selling, general and administrative expenses (2)       313         305
  Research and development expenses                       76          70
Consolidated income/(loss) from operations          $     22   $      (4)

(1) 2001 - Significant special items represent integration charges related to the acquisition of 4Front Technologies, Inc. ($1 million).
    2000 - Significant special items represent restructuring and other related charges ($13 million) in connection with the 1999 restructuring plan.
(2) 2001 - Significant special items represent charges related to the write down of loans and receivables with Credit Card Center ($39 million) and integration charges related to the acquisition of 4Front Technologies, Inc.($1 million).
    2000 - Significant special items represent restructuring and other related charges ($1 million) in connection with the 1999 restructuring plan.

Revenue: Revenue for the three months ended March 31, 2001 was $1,376 million, an increase of 10% from the first quarter of 2000. When adjusted for the impact of changes in currency exchange rates, revenue increased 13%.

The revenue improvement in the first quarter of 2001 compared to the prior year reflects broad-based revenue growth in our key solutions. By key solution, revenue in the first quarter of 2001 reflects increased sales in Data Warehousing of 18%, Retail Store Automation of 8% and Financial Self Service of 8%. Revenue growth in Data Warehousing was due primarily to increased sales of software and consulting services, and was further supported by more than a 20% increase in new customers versus the year ago period. The revenue growth in Retail Store Automation was driven primarily by increases in new product sales, such as self-checkout terminals and web-enabled kiosks. Financial Self Service revenues grew in the Americas and Asia Pacific regions, but were also enhanced by increased sales of our expanded functionality ATMs in the Europe/Middle East/Africa region.

Revenue in the first quarter of 2001 compared with the first quarter of 2000 increased 26% in the Asia Pacific region, excluding Japan, 14% in the Europe/Middle East/Africa region and 8% in the Americas region, offset by a decrease in Japan of 8%. The strong revenue growth in the Asia Pacific region, excluding Japan, reflects strong growth in sales of our Financial Self Service, Data Warehousing and Payment and Imaging solutions partially offset by declines in Retail Store Automation and our non-core solutions. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 36% in the Asia Pacific region, excluding Japan, 20% in the Europe/Middle East/Africa region and 2% in Japan. The Americas region comprised 53% of our total revenue in the first quarter of 2001, Europe/Middle East/Africa region comprised 29%, Asia Pacific comprised 10% and Japan comprised 8%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue increased 0.3 percentage points to 29.9% in the first quarter of 2001 from 29.6% in the first quarter of 2000. Products gross margin increased 0.8 percentage points to 35.9% in the first quarter of 2001. Services gross margin decreased
0.2 percentage points to 23.8% in the first quarter of 2001.

Selling, general and administrative expenses increased $8 million, or 3%, in the first quarter of 2001 from the first quarter of 2000. As a percentage of revenue, selling, general and administrative expenses were 22.7% in the first quarter of 2001 and 24.3% in the first quarter of 2000. Goodwill amortization included in selling, general and administrative expenses increased

$13 million in the first quarter of 2001 compared to the prior year period. Research and development expenses increased $6 million to $76 million in the first quarter of 2001. As a percentage of revenue, research and development expenses were 5.5% in the first quarter of 2001 compared to 5.6% in the first quarter of 2000. The increase in research and development expenses reflects continuing investments in our strategic operating segments.

The net impact on operating results from our combined pension, post-retirement and post-employment plans is $1 million additional expense in the first quarter of 2001 as compared to the first quarter of 2000.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $22 million in the first quarter of 2001 compared to an operating loss of $4 million in the first quarter of 2000.

Other expense, net, was $7 million in the first quarter of 2001. Excluding a $1 million charge for interest receivables related to Credit Card Center (CCC), other expense, net, was $6 million in the first quarter of 2001 compared to other income, net, of $13 million in the first quarter of 2000. The change versus the prior period was due primarily to lower interest income resulting from decreased cash and short-term investment balances. Cash and short-term investments decreased year-over-year as we have continued our acquisition and share repurchase initiatives.

Loss before income taxes and cumulative effect of accounting change was $26 million in the first quarter of 2001 compared to a loss before income taxes of $5 million in the first quarter of 2000.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant special items. At an estimated effective tax rate of 33% for 2001, the first quarter income tax provision was $5 million compared to a $3 million provision in the first quarter of 2000.

The tax effect of special items was a $152 million benefit in the first quarter of 2001 comprised of a $138 million benefit resulting from the favorable resolution of an examination of prior year international activities and a $14 million benefit resulting from 4Front Technologies integration and CCC-related charges. This compares to a $3 million benefit in the prior year period resulting from restructuring and other related charges.

Including significant special items, the income tax benefit was $147 million in the first quarter of 2001 compared to no income tax provision in the first quarter of 2000.

Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

Our cash, cash equivalents, and short-term investments totaled $325 million at March 31, 2001 compared to $357 million at December 31, 2000.

Operating Activities: We generated cash flows from operations of $23 million in the first three months of 2001 compared to $24 million in the first quarter of 2000. Receivable balances decreased $248 million in the first quarter of 2001 versus a $74 million decrease in the same period in 2000. Revenues in December of 2000 were $176 million higher than in December of 1999 resulting in a commensurate increase in year-end receivables. Subsequent collection of these receivables, together with factoring of approximately $80 million of international receivables, resulted in the year-over-year decrease. Inventory balances increased $40 million in the first quarter of 2001 compared to a decrease of $12 million in the first quarter of 2000. The increase in inventory in the first quarter of 2001 reflects higher backlogs, and is consistent with the historical trend. Customer deposits and deferred service revenue increased $88 million in the first quarter of 2001 compared to an increase of $134 million in the prior year period. The decline in 2001 versus the prior year quarter was due primarily to a change in the amount of advance deposits related to international orders, particularly in Japan.

Investing Activities: Net cash flows used in investing activities were $96 million in the first quarter of 2001 and $144 million in the first quarter of 2000. In 2001, we increased short-term investments by $10 million compared to a $20 million increase in 2000. Net expenditures and proceeds for service parts utilized $25 million of cash in the first three months of 2001 compared to a use of $31 million in the same period of 2000. Capital expenditures were $53 million for the first quarter of 2001 and $64 million for the comparable period in 2000. Proceeds from sales of property, plant and equipment generated cash of $2 million compared to $23 million in the prior year period. The prior year period included $4 million of sales related to our strategy to reduce our owned, excess real estate. Business acquisitions and investments used $3 million in the first quarter of 2001 compared to $25 million in the first quarter of 2000.

Financing Activities: Net cash provided by financing activities was $26 million in the first quarter of 2001 and $22 million in the first quarter of 2000. In the first quarter of 2001, we utilized $34 million of cash in the repurchase of Company common stock pursuant to the stock repurchase program compared to a $2 million use in the same period in 2000. Short-term borrowings generated cash of $27 million in the first three months of 2001, compared to generating $2 million in the same prior year period. In the first quarter of 2001, other financing activities provided $34 compared to $24 million in the first quarter of 2000. Other financing activities primarily relates to share activity under our stock option and employee stock purchase plans.

We believe that cash flows from operations, the credit facility, and other short- and long-term financings, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

In March 2001, we announced concerns about the ability of Credit Card Center
(CCC), a distributor of ATM equipment into the U.S. small retailer marketplace, to repay an outstanding loan and accounts receivable to NCR. We have worked with CCC to develop stronger customer leasing support, but CCC's revenue growth has outpaced its capital and management resources, resulting in cash flow deficiencies that could impact its ability to repay its obligations to NCR. Although we will continue to work closely with CCC to successfully resolve these issues, we established a reserve in the first quarter of 2001 related to prior business with CCC of approximately $40 million before tax or $27 million after tax.


Factors That May Affect Future Results
--------------------------------------

This quarterly report and other documents that we file with the Securities and Exchange Commission, as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors, including those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introduction of New Solutions
The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

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

We have, from time to time, formed alliances with third parties (such as the outsourcing arrangements with Solectron Corporation and others to manufacture hardware) that have complementary products, services and skills. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications could impair the delivery of our solutions on a timely basis and impact our business and operating results.

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

Operating Result Fluctuations
We expect our revenues and operating results to fluctuate for a number of reasons.

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

Acquisitions and Alliances. As part of our solutions strategy, we intend to continue to acquire technologies, products and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate. For example, the acquisition of 4Front has and will continue to result in incremental customer services revenue, margin and operating expenses.

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

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 6 of the Notes to Condensed Consolidated Financial Statements and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

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


Recently Issued Accounting Pronouncements
-----------------------------------------

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138) on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which we are hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses recorded in other comprehensive income to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses recognized in earnings in the current period.

On January 1, 2001, we recorded net-of-tax, cumulative-effect-type losses of $6 million and $4 million, in accumulated other comprehensive income and net income, respectively, to recognize at fair value all derivative instruments that will be designated as hedging instruments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk
-----------

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures to changes in currency exchange rates, we enter into various derivative financial instruments such as forward contracts and options. These instruments generally mature within 12 months. At inception, select derivative instruments are designated as hedges of inventory purchases and sales, and of certain financing transactions that are firmly committed or forecasted. Generally, gains and losses on qualifying hedged transactions are recorded in other comprehensive income and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2001 and 2000, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $40 million increase or a $9 million dollar increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in an $6 million decrease or a $20 million increase in the fair value of the hedge portfolio as of March 31, 2001 and 2000, respectively.

The interest rate risk associated with our borrowing and investing activities at March 31, 2001 was not material in relation to our consolidated financial position, results of operations and cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential significant losses. However, we believe that the reserves for potential losses are adequate. At March 31, 2001 and 2000, we did not have any major concentration of credit risk related to financial instruments.

                          Part II. Other Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2001. NCR's Annual Meeting of Stockholders was held on April 18, 2001. At the Annual Meeting, stockholders voted on two matters: a proposal to elect Linda Fayne Levinson and James R. Long as Class B directors, and a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2001. The numbers of shares voted with respect to each matter required to be reported herein are as follows:

1.   Election of Class B Directors:

     Linda Fayne Levinson      For:  82,398,502     Withheld:  663,137
     James R. Long             For:  82,412,933     Withheld:  648,706

2. Approve appointment of PricewaterhouseCoopers LLP as independent accountants for 2001.


                  For:                      82,120,811
                  Against:                     598,495
                  Abstain:                     342,333

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits


     3.1 Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual Report")).
     3.2 Bylaws of NCR Corporation, as amended and restated on February 3, 2000 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
     4.1 Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
     4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).
     10.1(a) Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (incorporated by reference to Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25, 2000)
     10.1(b) Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000 (incorporated by reference to Exhibit 10.1(b) from the NCR Corporation Report on Form 10-Q for the quarter ended September 30, 2000).

           (b)     Reports on Form 8-K

                   No reports filed on Form 8-K for the quarter ended March 31,
                  2001.


UNIX is a registered trademark of The Open Group
Windows NT is a registered trademark of Microsoft Corporation.
Teradata is a trademark or registered trademark of NCR International, Inc. in the United States and other countries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NCR CORPORATION

Date:  May 13, 2001                         By: /s/  David Bearman
                                            ------------------------------------

                                            David Bearman, Senior Vice President
                                            and Chief Financial Officer