Form 10-Q
period 2001-06-30
NCR CORP
filed 2001-08-13
CIK 70866

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

                 For the quarterly period ended June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2001 was 97,167,075.

                                TABLE OF CONTENTS

                          PART I. Financial Information


                                            Description                                                  Page
                                            -----------                                                  ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Income (Unaudited)
          Three and Six Months Ended June 30, 2001 and 2000                                                3

          Condensed Consolidated Balance Sheets (Unaudited)
          June 30, 2001 and December 31, 2000                                                              4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 30, 2001 and 2000                                                          5

          Notes to Condensed Consolidated Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                       10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      18


                                     PART II. Other Information

                                            Description                                                  Page
                                            -----------                                                  ----


Item 6.   Exhibits and Reports on Form 8-K                                                                19

          Signatures                                                                                      20

                         Part I. Financial Information


Item 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     In millions, except per share amounts


                                                                      For the Periods Ending June 30
                                                             Three Months                         Six Months
                                                         2001            2000                2001            2000
                                                     --------------  --------------      -------------   --------------
Revenue
Products                                               $       774      $      771         $    1,464       $    1,400
Services                                                       725             677              1,411            1,303
                                                        -----------      ----------         ----------       ----------
Total Revenue                                                1,499           1,448              2,875            2,703

Cost of products                                               495             471                937              883
Cost of services                                               541             507              1,065              992
Selling, general and administrative expenses                   327             328                680              634
Research and development expenses                               77              99                153              169
                                                        -----------      ----------         ----------       ----------
Total Operating Expenses                                     1,440           1,405              2,835            2,678

Income from Operations                                          59              43                 40               25

Interest (expense)                                              (6)             (3)               (10)              (5)
Other income/(expense), net                                      -              24                 (3)              39
                                                        -----------      ----------         ----------       ----------

Income Before Income Taxes and Cumulative Effect of
Accounting Change                                               53              64                 27               59

Income tax expense/(benefit)                                    18              25               (129)              25
                                                        -----------      ----------         ----------       ----------

Income before cumulative effect of accounting change            35              39                156               34

Cumulative effect of accounting change, net of tax
(SFAS 133)                                                       -               -                 (4)               -
                                                        -----------      ----------         ----------       ----------

Net Income                                             $        35      $       39         $      152       $       34
                                                        ===========      ==========         ==========       ==========

Net Income per Common Share
  Basic before cumulative effect of accounting
   change                                              $      0.36      $     0.41         $     1.62       $     0.36
  Cumulative effect of accounting change                         -               -              (0.04)               -
                                                        -----------      ----------         ----------       ----------
  Basic                                                $      0.36      $     0.41         $     1.58       $     0.36
                                                        ===========      ==========         ==========       ==========

  Diluted before cumulative effect of accounting
   change                                              $      0.35      $     0.39         $     1.57       $     0.35
  Cumulative effect of accounting change                         -               -              (0.04)               -
                                                        -----------      ----------         ----------       ----------
  Diluted                                              $      0.35      $     0.39         $     1.53       $     0.35
                                                        ===========      ==========         ==========       ==========

Weighted Average Common Shares Outstanding
  Basic                                                       96.7            95.4               96.2             94.6
  Diluted                                                    100.3            98.8               99.8             97.7

   See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     In millions, except per share amounts


                                                                          June 30               December 31
                                                                           2001                     2000
                                                                     ----------------         ---------------
Assets
Current assets
   Cash, cash equivalents and short-term investments                $       327               $       357
   Accounts receivable, net                                               1,060                     1,338
   Inventories                                                              309                       288
   Other current assets                                                     247                       251
                                                                     -----------               -----------
Total Current Assets                                                      1,943                     2,234

Reworkable service parts, net                                               230                       218
Property, plant and equipment, net                                          705                       742
Other assets                                                              1,899                     1,912
                                                                     -----------               -----------
Total Assets                                                        $     4,777               $     5,106
                                                                     ===========               ===========

Liabilities and Stockholders' Equity
Current liabilities
   Short-term borrowings                                            $       131               $        96
   Accounts payable                                                         386                       521
   Payroll and benefits liabilities                                         210                       260
   Customer deposits and deferred service revenue                           372                       344
   Other current liabilities                                                373                       615
                                                                     -----------               -----------
Total Current Liabilities                                                 1,472                     1,836

Long-term debt                                                               12                        11
Pension and indemnity liabilities                                           321                       332
Postretirement and postemployment benefits liabilities                      414                       466
Other liabilities                                                           566                       676
Minority interests                                                           24                        27
                                                                     -----------               -----------
Total Liabilities                                                         2,809                     3,348
                                                                     -----------               -----------

Commitments and Contingencies (Note 5)

Stockholders' Equity
   Preferred stock: par value $0.01 per share, 100.0 shares
      authorized, no shares issued or outstanding at
      June 30, 2001 and December 31, 2000, respectively                       -                         -
   Common stock: par value $0.01 per share, 500.0 shares
      authorized, 97.1 and 95.2 shares issued and
      outstanding at June 30, 2001 and December 31, 2000,
      respectively                                                            1                         1
   Paid-in capital                                                        1,207                     1,156
   Retained earnings                                                        796                       644
   Accumulated other comprehensive income                                   (36)                      (43)
                                                                     -----------               -----------
Total Stockholders' Equity                                                1,968                     1,758
                                                                     -----------               -----------
Total Liabilities and Stockholders' Equity                          $     4,777               $     5,106
                                                                     ===========               ===========

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                         Six Months Ended June 30
                                                                         2001                2000
                                                                      ------------        ------------
Operating Activities
Net Income                                                            $        152        $         34

Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
     Depreciation and amortization                                             210                 185
     Deferred income taxes                                                    (128)                 18
     Net gain on sales of assets                                                (3)                (21)
     Purchased research and development from acquisitions                        -                  24
     Changes in assets and liabilities:
       Receivables                                                             295                  37
       Inventories                                                             (20)                  -
       Current payables                                                       (204)               (106)
       Customer deposits and deferred service revenue                           28                  57
       Employee severance and pension including the
           timing of disbursements                                            (131)               (144)
       Other assets and liabilities                                           (151)               (101)
                                                                      ------------        ------------
Net Cash Provided by (Used in) Operating Activities                             48                 (17)
                                                                      ------------        ------------


Investing Activities
Short-term investments, net                                                    (17)                 36
Net expenditures and proceeds for service parts                                (62)                (63)
Expenditures for property, plant and equipment                                 (89)               (109)
Proceeds from sales of property, plant and equipment                             8                  59
Business acquisitions and investments                                           (3)                (56)
Other investing activities, net                                                (18)                (36)
                                                                      ------------        ------------
Net Cash (Used in) Investing Activities                                       (181)               (169)
                                                                      ------------        ------------


Financing Activities
Purchase of Company common stock                                               (34)                 (4)
Short-term borrowings, net                                                      34                   -
Long-term debt, net                                                              1                  (3)
Other financing activities                                                      71                  41
                                                                      ------------        ------------
Net Cash Provided by Financing Activities                                       72                  34
                                                                      ------------        ------------


Effect of exchange rate changes on cash and cash equivalents                    14                 (13)
                                                                      ------------        ------------
(Decrease) in Cash and Cash Equivalents                                        (47)               (165)
Cash and Cash Equivalents at Beginning of Period                               347                 571
                                                                      ------------        ------------
Cash and Cash Equivalents at End of Period                            $        300        $        406
                                                                      ============        ============

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 2000 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 141, which supersedes APB Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. NCR does not expect this standard to have any impact on the Company's consolidated financial position, results of operations and cash flows.

SFAS 142, which supersedes APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle. In the first fiscal year of adoption (beginning January 1, 2002), the Company expects to recognize annual amortization expense savings of approximately $70 million to $80 million, of which $8 million to $10 million will impact other expense.

3.   SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                           Three Months Ended               Six Months Ended
                                                                June 30                          June 30
                                                        ------------------------         -----------------------
                                                         2001            2000              2001          2000
                                                        -------        ---------         --------      ---------
Comprehensive Income / (Loss)
Net Income                                              $    35        $      39         $    152      $      34
Other comprehensive income/(loss), net of tax:
   Unrealized gain/(loss) on securities                       1              (24)               7            (32)
   Unrealized gain on derivatives                             8                -               14              -
   Additional minimum pension liability                       -                -               (6)             6
   Currency translation adjustments                           1               (4)              (8)           (14)
                                                        -------        ---------         --------      ---------
Total comprehensive income / (loss)                     $    45        $      11         $    159      $      (6)
                                                        =======        =========         ========      =========

                                                                      June 30     December 31
                                                                       2001          2000
                                                                    -----------   -----------
  Cash, Cash Equivalents and Short-Term Investments
  Cash and equivalents                                              $       300   $       347
  Short-term investments                                                     27            10
                                                                    -----------   -----------
  Total cash, cash equivalents and short-term investments           $       327   $       357
                                                                    ===========   ===========

  Inventories
  Work in process and raw materials                                 $        78   $        69
  Finished goods                                                            231           219
                                                                    -----------   -----------
  Total inventories                                                 $       309   $       288
                                                                    ===========   ===========

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

The following tables present data for revenue and operating income by operating segment for the periods ended June 30 (in millions):

                                           Three Months Ended      Six Months Ended
                                                June 30                June 30
                                           ------------------     ------------------
                                            2001       2000        2001       2000
                                           -------    -------     -------    -------
  Revenue
  Data Warehousing                         $   300    $   292     $   582    $   531
  Financial Self Service                       388        359         724        670
  Retail Store Automation                      330        320         616        586
  Systemedia                                   125        128         241        242
  Payment and Imaging                           76         76         149        147
  Other                                        280        273         563        527
                                           -------    -------     -------    -------
  Consolidated Revenue                     $ 1,499    $ 1,448     $ 2,875    $ 2,703
                                           =======    =======     =======    =======

                                           Three Months Ended      Six Months Ended
                                                June 30                June 30
                                           ------------------     ------------------
                                            2001       2000        2001       2000
                                           -------    -------     -------    -------
  Operating Income
  Data Warehousing                         $    (8)   $     4     $   (18)   $   (15)
  Financial Self Service                        61         52          96         71
  Retail Store Automation                       (3)       (13)        (16)       (40)
  Systemedia                                     3          4           2          8
  Payment and Imaging                           11         12          23         19
  Other                                         (3)        12          (4)        24
  Special Items (1)                             (2)       (28)        (43)       (42)
                                           -------    -------     -------    -------
  Consolidated Operating Income            $    59    $    43     $    40    $    25
                                           =======    =======     =======    =======

/1/ 2001 QTD - Significant special items represent integration charges related to the October 2000 acquisition of 4Front Technologies, Inc. ($2 million).

    2000 QTD - Significant special items represent restructuring and other related charges in connection with the 1999 restructuring plan ($4 million) and in-process research and development charges relating to acquisitions ($24 million).

    2001 YTD - Significant special items represent charges related to the first quarter 2001 write-down of loans and receivables with Credit Card Center ($39 million) and integration charges related to the acquisition of 4Front Technologies, Inc. ($4 million).

    2000 YTD - Significant special items represent restructuring and other related charges in connection with the 1999 restructuring plan ($18 million) and in-process research and development charges relating to acquisitions ($24 million).

5.   CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of June 30, 2001 cannot currently be determined.

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

The USEPA has indicated that the final RI/FS will likely be issued in the second half of 2001, and that a decision on the anticipated remedial action will be made some months thereafter. NCR expects to reevaluate its potential liability upon issuance of the final RI/FS and to make necessary adjustments to its environmental provisions at that time.

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

6.   STOCK REPURCHASE PROGRAM

During the first six months of 2001, NCR repurchased approximately 450,000 shares of its stock for approximately $20 million as part of the systematic repurchase program authorized in December 2000. These shares were repurchased on the open market and through privately negotiated transactions at an average price of $44.47 per share. In addition to this plan, there is approximately $181 million remaining under a separate authorization received from NCR's Board of Directors in October 1999.

Following the end of the second quarter of 2001, the Company repurchased approximately 135,000 shares as part of the systematic repurchase program. These shares were repurchased on the open market at an average price of $39.53 per share.

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

8.   PUT OPTIONS

Following the end of the second quarter of 2001, NCR sold 400,000 put options that entitled the holder of each option to sell to the company, by physical delivery, shares of common stock at a specified price. The options sold in July will expire in December 2001. NCR has a potential repurchase obligation of $15 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

We categorize our operations into six reportable operating segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services, and outsourcing solutions.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

For the quarters ended June 30, the effects of significant special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below.

In millions                                            2001       2000
-----------------------------------------------------------------------
Consolidated revenue                                $ 1,499    $ 1,448
Consolidated gross margin (1)                           465        474
Consolidated operating expenses:
    Selling, general and administrative expenses        327        328
    Research and development expenses (2)                77         75
-----------------------------------------------------------------------
Consolidated income from operations                 $    61    $    71
=======================================================================

/1/ 2001 - Excludes integration charges related to the October 2000 acquisition of 4Front Technologies, Inc. ($2 million).
    2000 - Excludes restructuring and other related charges in connection with the 1999 restructuring plan ($4 million).
/2/ 2000 - Excludes in-process research and development charges relating to acquisitions ($24 million).

Revenue: Revenue for the three months ended June 30, 2001 was $1,499 million, an increase of 4% from the second quarter of 2000. When adjusted for the impact of changes in currency exchange rates, revenue increased 8%.

The revenue improvement in the second quarter of 2001 compared to the prior year reflects broad-based revenue growth in our key solutions. By key solution, revenue in the second quarter of 2001 reflects increased sales in Financial Self Service of 8%, Retail Store Automation of 3% and Data Warehousing of 3%. These increases were partially offset by declines in sales of our Systemedia products of 2%. Financial Self Service experienced double digit growth in the Americas and Asia Pacific regions. Revenue growth in the Americas region was primarily due to ATM upgrades and revenue contributions from outsourcing while emerging markets contributed to the growth in the Asia Pacific region, excluding Japan. The revenue growth in Retail Store Automation continued to be driven primarily by increases in new product sales, such as self-checkout terminals and web-enabled kiosks. Revenue growth in Data Warehousing was due primarily to increased sales of software and professional consulting services, and was further supported by an increase in new customers versus the year ago period.

Revenue in the second quarter of 2001 compared with the second quarter of 2000 increased 14% in the Europe/Middle East/Africa region, 2% in the Americas region, and 1% in Japan. These increases were offset by a decrease in Asia Pacific region, excluding Japan, of 6%. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 21% in the Europe/Middle East/Africa region, 16% in Japan, and 2% in both the Americas and Asia Pacific regions, excluding Japan. The strong revenue growth in the Europe/Middle East/Africa region reflects growth in sales of our Financial Self Service, Data Warehousing and Payment and Imaging solutions offset by declines in our exited solutions. The Americas region comprised 51% of our total revenue in the second quarter of 2001, Europe/Middle East/Africa region comprised 30%, Japan comprised 10% and Asia Pacific, excluding Japan, comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue decreased 1.7 percentage points to 31.0% in the second quarter of 2001 from 32.7% in the second quarter of 2000. Products gross margin decreased 2.9 percentage points to 36.0% in the second quarter of 2001 due primarily to a lower margin mix of Data Warehouse revenues versus Retail Store Automation and Financial Self Service revenues. Services gross margin remained flat at 25.7% compared to the second quarter of 2000.

Selling, general and administrative expenses decreased $1 million in the second quarter of 2001 from the second quarter of 2000. As a percentage of revenue, selling, general and administrative expenses were 21.8% in the second quarter of 2001 and 22.7% in the second quarter of 2000. Research and development expenses increased $2 million to $77 million in the second quarter of 2001. As a percentage of revenue, research and development expenses were 5.1% in the second quarter of 2001 compared to 5.2% in the second quarter of 2000. The increase in research and development expenses reflects continuing investments in our strategic operating segments.

The net impact on operating results from our combined pension, postretirement and postemployment plans is $2 million additional expense in the second quarter of 2001 as compared to the second quarter of 2000.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $61 million in the second quarter of 2001 compared to $71 million in the second quarter of 2000.

Other expense, net, was $6 million in the second quarter of 2001 compared to $21 million other income, net in the second quarter of 2000. The change versus the prior period was due primarily to decreased gains from real estate dispositions and decreased interest income resulting from lower cash, cash equivalents and short-term investment balances due to acquisitions. Also included in other expense, net, was a $9 million write-down of marketable securities of a technology company investment we hold.

Income before income taxes and cumulative effect of accounting change was $53 million in the second quarter of 2001 compared to $64 million in the second quarter of 2000.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant special items. At an estimated effective tax rate of 33% for 2001, the second quarter income tax provision was $18 million compared to a $32 million provision in the second quarter of 2000. There was no tax effect of special items in the second quarter of 2001 compared to a $7 million benefit in the prior year period resulting from restructuring and other related charges. Including significant special items, the income tax provision was $18 million in the second quarter of 2001 compared to a $25 million income tax provision in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

For the six months ended June 30, the effects of significant special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below.

In millions                                               2001      2000
-------------------------------------------------------------------------
Consolidated revenue                                   $ 2,875   $ 2,703
Consolidated gross margin (1)                              876       845
Consolidated operating expenses:
    Selling, general and administrative expenses (2)       640       633
    Research and development expenses (3)                  153       145
-------------------------------------------------------------------------
Consolidated income from operations                    $    83   $    67
=========================================================================

/1/ 2001 - Excludes integration charges related to the October 2000 acquisition of 4Front Technologies, Inc. ($3 million).
    2000 - Excludes restructing and other related charges in connection with the
           1999 restructing plan ($17 million)
/2/ 2001 Excludes charges related to the first quarter 2001 write-down of loans and receivables with Credit Card Center ($39 million) and integration charges related to the acquisition of 4Front Technologies, Inc. ($1 million).
    2000 - Excludes restructuring and other related charges in connection with the 1999 restructuring plan ($1 million).
/3/ 2000 - Excludes in-process research and development charges relating to acquisitions ($24 million).

Revenue: Revenue for the six months ended June 30, 2001 was $2,875 million, an increase of 6% from the first six months of 2000. When adjusted for the impact of changes in currency exchange rates, revenue increased 10%.

The revenue improvement in the first six months of 2001 compared to the prior year reflects broad-based revenue growth in our key solutions. By key solution, revenue in the first six months of 2001 reflects increased sales in Data Warehousing of 10%, Financial Self Service of 8% and Retail Store Automation of 5%. Revenue growth in Data Warehousing was due primarily to increased sales of software and consulting services, and was further supported by an increase in new customers versus the year ago period. Financial Self Service revenues grew in the Americas and Asia Pacific regions, excluding Japan. The revenue growth in Retail Store Automation was driven primarily by increases in new product sales, such as self-checkout terminals and web-enabled kiosks. Revenue in the first six months of 2001 compared with the first six months of 2000 increased 14% in the Europe/Middle East/Africa region, 7% in the Asia Pacific region, excluding Japan, and 5% in the Americas region, offset by a decrease in Japan of 3%. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 21% in the Europe/Middle East/Africa region, 17% in the Asia Pacific region, excluding Japan and 9% in Japan. The strong revenue growth in the Europe/Middle East/Africa region reflects growth in sales of our Retail Store Automation, Data Warehousing and Payment and Imaging solutions partially offset by declines in our exited solutions. The Americas region comprised 52% of our total revenue in the first six months of 2001, Europe/Middle East/Africa region comprised 30%, Asia Pacific, excluding Japan, comprised 10% and Japan comprised 8%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue decreased 0.8 percentage points to 30.5% in the first six months of 2001 from 31.3% in the same period of 2000. Products gross margin decreased 1.2 percentage points to 36.0% in the first six months of 2001. Services gross margin decreased
0.2 percentage points to 24.7% in the first six months of 2001. Overall, gross margin as a percentage of revenue was negatively impacted by a larger mix of services versus hardware and software.

Selling, general and administrative expenses increased $7 million, or 1%, in the first six months of 2001 from the first six months of 2000. As a percentage of revenue, selling, general and administrative expenses were 22.3% in the first six months of 2001 and 23.4% in the first six months of 2000. Research and development expenses increased $8 million to $153 million in the first six months of 2001. As a percentage of revenue, research and development expenses were 5.3% in the first six months of 2001 compared to 5.4% in the same period of 2000. The increase in research and development expenses reflects continuing investments in our strategic operating segments.

The net impact on operating results from our combined pension, postretirement and postemployment plans is $3 million additional expense in the first six months of 2001 as compared to the same period of 2000.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $83 million in the first six months of 2001 compared to $67 million in the first six months of 2000.

Other expense, net, was $13 million in the first six months of 2001 compared to other income, net, of $34 million in 2000. Excluding a $1 million charge for interest receivables related to Credit Card Center (CCC), other expense, net, was $12 million in the first six months of 2001 compared to other income, net, of $34 million in the first six months of 2000. The change versus the prior period was due primarily to decreased gains from real estate dispositions and decreased interest income resulting from lower cash, cash equivalents and short-term investment balances due to acquisitions. Also included in other expense, net, was approximately a $9 million write-down of marketable securities of a technology company investment we hold.

Income before income taxes and cumulative effect of accounting change was $27 million in the first six months of 2001 compared to $59 million in the same period of 2000.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant special items. At an estimated effective tax rate of 33% for 2001, the income tax provision for the first six months was $23 million compared to a $35 million provision in the first six months of 2000. The tax effect of special items was a $152 million benefit in the first six months of 2001 comprised of a $138 million benefit resulting from the favorable resolution of an examination of prior year international activities and a $14 million benefit resulting from 4Front Technologies, Inc. integration and CCC-related charges. This compares to a $10 million benefit in the prior year period resulting from restructuring and other related charges. Including significant special items, the income tax benefit was $129 million for the first six months of 2001 compared to a $25 million income tax provision for the first six months of 2000.

Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

Our cash, cash equivalents, and short-term investments totaled $327 million at June 30, 2001 compared to $357 million at December 31, 2000.

Operating Activities: We generated cash flows from operations of $48 million in the first six months of 2001 compared to a $17 million use of cash in the first six months of 2000. The cash generated in operations in the first six months of 2000 was driven primarily by continued improvements in asset management. Receivable balances decreased $295 million in the first six months of 2001 versus a $37 million decrease in the same period in 2000. The decrease in receivable balances in the first six months of 2001 is driven primarily by the increased focus on collections and due to the factoring of approximately $111 million of receivables in the second quarter of 2001. Inventory balances increased $20 million in the first six months of 2001 compared to no change in the same period of 2000. The increase in inventory in the first six months of 2001 is related to the anticipation of higher revenues in the second half of 2001 versus the second half of 2000. Customer deposits and deferred service revenue increased $28 million in the first six months of 2001 compared to an increase of $57 million in the prior year period.

Investing Activities: Net cash flows used in investing activities were $181 million in the first six months of 2001 and $169 million in the same period of 2000. In 2001, we increased short-term investments by $17 million compared to a $36 million decrease in 2000. Net expenditures and proceeds for service parts utilized $62 million of cash in the first six months of 2001 compared to a use of $63 million in the same period of 2000. Capital expenditures were $89 million for the first six months of 2001 and $109 million for the comparable period in 2000. Proceeds from sales of property, plant and equipment generated cash of $8 million compared to $59 million in the prior-year period. The prior-year period included sales related to our strategy to reduce our owned, excess real estate. Business acquisitions and investments used $3 million in the first six months of 2001 compared to $56 million in the first six months of 2000.

Financing Activities: Net cash provided by financing activities were $72 million in the first six months of 2001 and $34 million in the same period of 2000. In the first six months of 2001, we utilized $34 million of cash in the repurchase of Company common stock pursuant to the systematic stock repurchase program compared to a $4 million use for stock repurchases in the same period in 2000. Short-term borrowings generated cash of $34 million in the first six months of 2001, compared to no change in the same prior-year period. In the first six months of 2001, other financing activities provided $71 million compared to $41 million in the same prior-year period. Other financing activities primarily relates to share activity under our stock option and employee stock purchase plans.

We believe that cash flows from operations, the credit facility, and other short-term and long-term financings, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.


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

We compete in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins that could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
Diebold, Inc., International Business Machines Corporation (IBM), Oracle Corporation, Unisys Corporation and Wincor Nixdorf Gmbh & Co., some of which have widespread penetration of their platforms and service offerings. If we are unable to compete successfully, the demand for our solutions, including products and services, would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability and loss of market share. These competitive pressures could impact our business and operating results.

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

We operate in a very competitive, rapidly changing environment, and our future success depends on our ability to develop and introduce new solutions that our customers choose to buy. If we are unable to develop new solutions, our business and operating results would be impacted. This includes our efforts to rapidly develop and introduce data warehousing software applications. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly. It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our self-checkout, electronic shelf label solutions and self-service outsourcing, our operating results would be impacted.

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

We have, from time to time, formed alliances with third parties that have complementary products, services and skills. Many different relationships are formed by these alliances such as outsourcing arrangements with Solectron Corporation and others to manufacture hardware and subcontract agreements with third parties to perform services and provide products to NCR's customers in connection with NCR's solutions. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis and impact our business and operating results.

Acquisitions and Alliances
Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Business acquisitions typically result in intangible assets being recorded and amortized in future years (including goodwill acquired prior to July 1, 2001, which will be amortized normally though December 31, 2001).

It is our policy not to discuss or comment upon negotiations regarding such business combinations or divestitures until a definitive agreement is signed or circumstances indicate a high degree of probability that a material transaction will be consummated, unless the law requires otherwise.

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

Cost/Expense Reductions. We are actively working to manage the Company's costs and expenses to continue to improve operating profitability. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, implement six sigma practices, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

Multi-National Operations
Continuing to generate substantial revenues from our multi-national operations helps to balance our risks and meet our strategic goals.

Currently, approximately 56% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as evidenced by the recent economic slowing in the U.S. retail and telecommunications industries; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; currency changes such as the Euro introduction which could affect cross border competition and pricing and require modifications to our offerings to accommodate the changeover; and changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

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

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 5 of the Notes to Condensed Consolidated Financial Statements and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

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


Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 141, which supersedes APB Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. We do not expect this standard to have any impact on our consolidated financial position, results of operations and cash flows.

SFAS 142, which supersedes APB Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. We will evaluate goodwill under the SFAS 142 transitional impairment test and has not determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle. In the first fiscal year of adoption (beginning January 1, 2002), we expect to recognize annual amortization expense savings of approximately $70 million to $80 million, of which $8 million to $10 million will impact other expense.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to anticipated transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2001 and 2000, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $43 million increase or a $13 million dollar increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in an $8 million decrease or a $1 million increase in the fair value of the hedge portfolio as of June 30, 2001 and 2000, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2001 was not material in relation to our consolidated financial position, results of operations and cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential significant losses. However, we believe that the reserves for potential losses are adequate. At June 30, 2001 and 2000, we did not have any major concentration of credit risk related to financial instruments.

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

     3.2 Bylaws of NCR Corporation, as amended and restated on June 25, 2001.

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

     10.1(c) Second Amendment to Agreement and Plan of Merger by NCR Corporation and NCR Merger Sub Parent, Inc. dated May 1, 2001.

     10.2      Letter agreement dated June 18, 2001.

          (b). Reports on Form 8-K

               No reports filed on Form 8-K for the quarter ended June 30, 2001.


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


                                       NCR CORPORATION

Date: August 9, 2001                   By: /s/  David Bearman
                                       -----------------------------------

                                       David Bearman, Senior Vice President
                                       and Chief Financial Officer