Form 10-Q
period 2001-09-30
NCR CORP
filed 2001-11-14
CIK 70866

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

                For the quarterly period ended September 30, 2001

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


Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2001 was 97,142,977.

                               TABLE OF CONTENTS

                         PART I. Financial Information

                                   Description                              Page
                                   -----------                              ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Three and Nine Months Ended September 30, 2001 and 2000              3

          Condensed Consolidated Balance Sheets (Unaudited)
          September 30, 2001 and December 31, 2000                             4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 2001 and 2000                        5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          18



                           PART II. Other Information


                                  Description                               Page
                                  -----------                               ----
Item 6.   Exhibits and Reports on Form 8-K                                    19

          Signatures                                                          20

                                       2

                         Part I. Financial Information

Item 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     In millions, except per share amounts


                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30                    September 30
                                                                     -----------------------------  -----------------------------
                                                                         2001             2000          2001             2000
                                                                     -----------      ------------  ------------     ------------
Revenue
Products                                                             $       734      $        778  $      2,198     $      2,178
Services                                                                     708               686         2,119            1,989
                                                                     -----------      ------------  ------------     ------------
Total Revenue                                                              1,442             1,464         4,317            4,167

Operating Expenses
Cost of products                                                             487               486         1,424            1,369
Cost of services                                                             547               515         1,612            1,507
Selling, general and administrative expenses                                 305               319           985              953
Research and development expenses                                             68                77           221              246
                                                                     -----------      ------------  ------------     ------------
Total Operating Expenses                                                   1,407             1,397         4,242            4,075
                                                                     -----------      ------------  ------------     ------------

Income from Operations                                                        35                67            75               92

Interest expense                                                              (6)               (4)          (16)              (9)
Other (expense)/income, net                                                  (39)               22           (42)              61
                                                                     -----------      ------------  ------------     ------------
(Loss)/Income Before Income Taxes and Cumulative Effect of
Accounting Change                                                            (10)               85            17              144

Income tax (benefit)/expense                                                  (4)               31          (133)              56
                                                                     -----------      ------------  ------------     ------------
(Loss)/income before cumulative effect of accounting change                   (6)               54           150               88
Cumulative effect of accounting change, net of tax                             -                 -            (4)               -
                                                                     -----------      ------------  ------------     ------------
Net (Loss)/Income                                                    $        (6)     $         54  $        146     $         88
                                                                     ===========      ============  ============     ============

Net (Loss)/Income per Common Share
  Basic before cumulative effect of accounting change                $     (0.07)     $       0.57  $       1.55     $       0.93
  Cumulative effect of accounting change                                       -                 -         (0.04)               -
                                                                     -----------      ------------  ------------     ------------
  Basic                                                              $     (0.07)     $       0.57  $       1.51     $       0.93
                                                                     ===========      ============  ============     ============
  Diluted before cumulative effect of accounting change              $     (0.07)     $       0.55  $       1.50     $       0.90
  Cumulative effect of accounting change                                       -                 -         (0.04)               -
                                                                     -----------      ------------  ------------     ------------
  Diluted                                                            $     (0.07)     $       0.55  $       1.46     $       0.90
                                                                     ===========      ============  ============     ============

Weighted Average Common Shares Outstanding
  Basic                                                                     97.2              96.1          96.6             95.1
  Diluted                                                                   97.2              99.1          99.8             98.1

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     In millions, except per share amounts

                                                                     September 30       December 31
                                                                          2001              2000
                                                                     --------------   ---------------
Assets
Current Assets
  Cash, cash equivalents and short-term investments                  $         284    $          357
  Accounts receivable, net                                                   1,064             1,338
  Inventories                                                                  312               288
  Other current assets                                                         251               251
                                                                     --------------   ---------------
Total Current Assets                                                         1,911             2,234

Reworkable service parts and rental equipment, net                             239               218
Property, plant and equipment, net                                             688               742
Other assets                                                                 2,000             1,912
                                                                     --------------   ---------------

Total Assets                                                         $       4,838    $        5,106
                                                                     ==============   ===============

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                              $         135    $           96
  Accounts payable                                                             414               521
  Payroll and benefits liabilities                                             233               260
  Customer deposits and deferred service revenue                               340               344
  Other current liabilities                                                    407               615
                                                                     --------------   ---------------

Total Current Liabilities                                                    1,529             1,836

Long-term debt                                                                  11                11
Pension and indemnity liabilities                                              333               332
Postretirement and postemployment benefits liabilities                         391               466
Other liabilities                                                              593               676
Minority interests                                                              23                27
                                                                     --------------   ---------------

Total Liabilities                                                            2,880             3,348
                                                                     --------------   ---------------

Put Options                                                                     15                 -
                                                                     --------------   ---------------

Commitments and Contingencies (Note 4)

Stockholders' Equity
  Preferred stock:  par value $0.01 per share, 100.0 shares
    authorized, no shares issued and outstanding at September 30,
    2001 and December 31, 2000, respectively                                     -                 -
  Common stock:  par value $0.01 per share, 500.0 shares
    authorized, 97.3 and 95.2 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively                       1                 1
  Paid-in capital                                                            1,184             1,156
  Retained earnings                                                            790               644
  Accumulated other comprehensive loss                                         (32)              (43)
                                                                     --------------   ---------------

Total Stockholders' Equity                                                   1,943             1,758
                                                                     --------------   ---------------

Total Liabilities and Stockholders' Equity                           $       4,838    $        5,106
                                                                     ==============   ===============

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  In millions

                                                                                 Nine Months Ended
                                                                                   September 30
                                                                          --------------------------------
                                                                              2001              2000
                                                                          --------------   ---------------
Operating Activities
Net income                                                                $         146    $           88
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                     317               272
  Deferred income taxes                                                            (141)               23
  Net gain on sales of assets                                                         -               (37)
  Purchased research and development from acquisitions                                -                25
  Changes in assets and liabilities:
    Receivables                                                                     291                61
    Inventories                                                                     (23)              (11)
    Current payables                                                               (161)              (19)
    Customer deposits and deferred service revenue                                   (4)               (7)
    Employee severance and pension including timing of disbursements               (212)             (217)
    Other assets and liabilities                                                   (142)             (114)
                                                                          --------------   ---------------
Net Cash Provided by Operating Activities                                            71                64

Investing Activities
Short-term investments, net                                                          (9)               52
Net expenditures and proceeds for service parts                                    (102)              (76)
Expenditures for property, plant and equipment                                     (113)             (163)
Proceeds from sales of property, plant and equipment                                 26               172
Business acquisitions and investments                                                (3)              (71)
Other investing activities, net                                                     (45)              (73)
                                                                          --------------   ---------------
Net Cash Used in Investing Activities                                              (246)             (159)

Financing Activities
Purchases of company common stock                                                   (50)              (37)
Short-term borrowings, net                                                           39                 8
Long-term borrowings, net                                                             -                (3)
Other financing activities, net                                                      84                55
                                                                          --------------   ---------------
Net Cash Provided by Financing Activities                                            73                23

Effect of exchange rate changes on cash and cash equivalents                         20               (17)
                                                                          --------------   ---------------

Decrease in Cash and Cash Equivalents                                               (82)              (89)
Cash and Cash Equivalents at Beginning of Period                                    347               571
                                                                          --------------   ---------------

Cash and Cash Equivalents at End of Period                                $         265    $          482
                                                                          ==============   ===============

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 2000 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.


2.  SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30                          September 30
                                                        ---------------------------------     ---------------------------------
Comprehensive (Loss)/Income                                  2001              2000                2001              2000
                                                        ---------------   ---------------     ---------------   ---------------
Net (loss)/income                                       $           (6)   $           54      $          146    $           88
Other comprehensive (loss)/income, net of tax:
  Unrealized loss on securities                                     (8)               (3)                 (1)              (35)
  Unrealized loss on derivatives                                   (14)                -                   -                 -
  Additional minimum pension liability                               -                 -                  (6)                6
  Currency translation adjustments                                  26               (22)                 18               (36)
                                                        ---------------   ---------------     ---------------   ---------------
Total Comprehensive (Loss)/Income                       $           (2)   $           29      $          157    $           23
                                                        ===============   ===============     ===============   ===============

                                                                   September 30         December 31
                                                                       2001                2000
                                                                  ---------------     ---------------
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents                                         $          265      $          347
Short-term investments                                                        19                  10
                                                                  ---------------     ---------------
Total Cash, Cash Equivalents and Short-Term Investments           $          284      $          357
                                                                  ===============     ===============

Inventories
Work in process and raw materials                                 $           83      $           69
Finished goods                                                               229                 219
                                                                  ---------------     ---------------
Total Inventories                                                 $          312      $          288
                                                                  ===============     ===============

3.  SEGMENT INFORMATION

NCR categorizes its operations into six reportable segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services and outsourcing solutions.

The following tables present data for revenue and operating income by operating segment for the periods ended September 30 (in millions):

                                               Three Months Ended                    Nine Months Ended
                                                 September 30                          September 30
                                        ---------------------------------     ---------------------------------
Revenue                                      2001              2000                2001              2000
                                        ---------------   ---------------     ---------------   ---------------
Data Warehousing                        $          250    $          272      $          832    $          803
Financial Self Service                             423               365               1,147             1,035
Retail Store Automation                            318               358                 934               944
Systemedia                                         124               123                 365               365
Payment and Imaging                                 74                73                 223               220
Other                                              253               273                 816               800
                                        ---------------   ---------------     ---------------   ---------------

Total Revenue                           $        1,442    $        1,464      $        4,317    $        4,167
                                        ===============   ===============     ===============   ===============

                                               Three Months Ended                    Nine Months Ended
                                                  September 30                         September 30
                                        ---------------------------------     ---------------------------------
Operating Income/(Loss)                      2001              2000                2001              2000
                                        ---------------   ---------------     ---------------   ---------------
Data Warehousing                        $          (32)   $          (12)     $          (50)   $          (27)
Financial Self Service                              73                49                 169               120
Retail Store Automation                             10                 6                  (6)              (34)
Systemedia                                           6                 3                   8                11
Payment and Imaging                                  6                11                  29                30
Other                                              (25)               15                 (29)               39
Special items /1/                                   (3)               (5)                (46)              (47)
                                        ---------------   ---------------     ---------------   ---------------

Total Operating Income                  $           35    $           67      $           75    $           92
                                        ===============   ===============     ===============   ===============

/1/ 2001 QTD - Significant special items represent integration charges related to acquisitions ($3 million).
    2000 QTD - Significant special items represent restructuring and other related charges in connection with the 1999 restructuring plan ($4 million) and in-process research and development charges related to acquisitions ($1 million).
    2001 YTD - Significant special items represent charges related to the first quarter 2001 write-down of loans and receivables with Credit Card Center ($39 million), and integration charges related to acquisitions ($7 million).
    2000 YTD - Significant special items represent restructuring and other related charges in connection with the 1999 restructuring plan ($22 million), and in-process research and development charges relating to acquisitions ($25 million).


4.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of September 30, 2001 cannot currently be reasonably determined.

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

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and Green Bay (Fox River site) due to, among other things, sediment contamination allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the United States Environmental Protection Agency (USEPA), has formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million.

On October 2, 2001, the Wisconsin Department of Natural Resources (WDNR) and USEPA Region 5 made available for public review a Proposed Remedial Action Plan for the Fox River site (PRAP), along with a revised draft remedial investigation and feasibility study (RI/FS) and related documents. The PRAP segregates the Fox River into four segments and includes a fifth segment for Green Bay, describes the various remedial alternatives that were considered for the cleanup of each segment and then selects a proposed alternative. The proposed alternative in the PRAP is to dredge a total of approximately 7,250,500 cubic yards of sediment from three segments of the Fox River site, dispose of the dredged sediment in local landfills after treatment, and utilize monitored natural recovery for the other Fox River segment and for the Green Bay segment, at a total estimated cost of approximately $370 million, including a 20% contingency. (The range of estimated costs for other Fox River alternatives considered and rejected was between approximately $18 million and $1,096 million and the range of estimated costs for other Green Bay alternatives considered and rejected was between approximately $18 million and $2,454 million, all exclusive of contingencies; the latter number consists mainly of the cost of dredging the Green Bay, an action that has been characterized by WDNR as infeasible). While NCR plans to continue to review the PRAP, RI/FS and related documents, including the cost estimates, and file comments with the agencies (presently due on January 21, 2002), NCR recorded a $40 million environmental provision during the third quarter of 2001 based on the PRAP.

NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that eventual selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by Claimants. NCR's ultimate share of restoration/ remediation and damages liability cannot be determined at this time, except by reference to a range of potential outcomes, due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and are presently able to pay their respective shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer, Appleton Papers Inc. (API), have reached an interim settlement agreement under which the parties are sharing both defense and liability costs.

NCR and API recently entered into an Interim Settlement with the Claimants, which is subject to approval by the federal court in Wisconsin. If approved, the key terms of the Interim Settlement would be as follows: (a) API/NCR would provide funds to the Claimants totaling $10.375 million per year over a four-year period for remediation or natural resource restoration activities at the Fox River site; (b) the Claimants would not initiate an enforcement action (including natural resource damage actions or administrative orders) against API or NCR during the four-year period; and (c) before the term of the Interim Settlement expires, the Claimants and API/NCR would engage in settlement discussions regarding all claims against API/NCR at the Fox River site.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated costs are taken directly from the above-described
PRAP), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the PRAP estimates certain long term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements.


5.  STOCK REPURCHASE PROGRAM

During the first nine months of 2001, NCR committed to purchase 1,050,000 shares of its stock for approximately $41 million as part of the systematic repurchase program authorized in December 2000. In addition to this plan, there is approximately $181 million remaining under a separate authorization received from NCR's Board of Directors in October 1999.

As part of the stock repurchase program, NCR sold 400,000 put options in July 2001, that entitled the holder of each option to sell to the company, by physical delivery, shares of common stock at a specified price. The options sold in July will expire in December 2001. NCR has a potential repurchase obligation of $15 million.


6.  EARNINGS PER SHARE

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


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, NCR does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" (APB 30). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates the APB 30 requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. At this time, NCR does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

We categorize our operations into six reportable segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multi-vendor integration services, consulting services, solution-specific support services, and outsourcing solutions.


Three Months Ended September 30, 2001 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

For the three months ended September 30, the effects of significant special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below.

In millions                                                 2001          2000
--------------------------------------------------------------------------------

Consolidated revenue                                      $ 1,442       $ 1,464
Consolidated gross margin /1/                                 410           467
Consolidated operating expenses:
   Selling, general and administrative expenses /2/           304           319
   Research and development expenses /3/                       68            76
--------------------------------------------------------------------------------

Consolidated income from operations                       $    38       $    72
================================================================================

/1/ 2001 - Excludes integration charges related to acquisitions ($2 million).
    2000 - Excludes restructuring and other related charges in connection with the 1999 restructuring plan ($4 million).
/2/ 2001 - Excludes integration charges related to acquisitions ($1 million). /3/ 2000 - Excludes in-process research and development charges relating to acquisitions ($1 million).

Revenue: Revenue for the three months ended September 30, 2001 was $1,442 million, a decrease of 2% from the third quarter of 2000. When adjusted for the impact of changes in currency exchange rates, revenue was flat.

By key solution, Financial Self Service experienced revenue growth of 17%, offset by revenue declines in Data Warehousing and Retail Store Automation of 13% and 14%, respectively. The improvement in Financial Self Service was primarily due to double-digit growth in the Europe/Middle East/Africa and Asia Pacific regions, excluding Japan. Revenue growth in the Europe/Middle East/Africa region was aided by revenue from Euro conversion kits that allow banks to dispense the new Euro currency. The revenue decline in Data Warehousing was due primarily to the economic impact on the telecommunications industry and upgrade deferrals by customers. Retail Store Automation experienced strong growth from new products (primarily self-checkout terminals and web-enabled kiosks) with their attractive return on investments, but saw a decrease in revenues attributable to traditional retail products as retailers deferred capital spending during the current economic slowdown.

Revenue in the third quarter of 2001 as compared with the third quarter of 2000 increased 11% in the Europe/Middle East/Africa region and 17% in the Asia Pacific region, excluding Japan. These increases were offset by declines of 8% in the Americas region and 13% in Japan. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 12% in the Europe/Middle East/Africa region and 24% in the Asia Pacific region, excluding Japan, offset by declines of 7% in the Americas region and 2% in Japan. The revenue decline in the Americas region was primarily driven by the slowing U.S. economy, while the revenue decline in Japan was primarily driven by the businesses NCR has chosen to exit. The strong revenue growth in the Europe/Middle East/Africa and Asia-Pacific region, excluding Japan, was primarily driven by growth in sales of our Financial Self Service solution. The Americas region comprised 51% of our total revenue in the third quarter of 2001, Europe/Middle East/Africa region comprised 30%, Asia Pacific, excluding Japan, comprised 11% and Japan comprised 8%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue decreased 3.5 percentage points to 28.4% in the third quarter of 2001 from 31.9% in the third quarter of 2000. Products gross margin decreased 3.7 percentage points to 33.8% in the third quarter of 2001 due largely to a lower mix of Data Warehousing revenues versus Retail Store

Automation and Financial Self Service revenues. Services gross margin decreased
2.6 percentage points to 22.9% in the third quarter of 2001 as lower than expected revenues in our services business affected our ability to leverage our semi-fixed cost infrastructure.

Selling, general and administrative expenses decreased $15 million in the third quarter of 2001 from the third quarter of 2000. As a percentage of revenue, selling, general and administrative expenses were 21.1% in the third quarter of 2001 and 21.8% in the third quarter of 2000. The decrease versus prior year is the result of lower headcount and revaluation of our management and associate performance rewards programs. Research and development expenses decreased $8 million to $68 million in the third quarter of 2001. As a percentage of revenue, research and development expenses were 4.7% in the third quarter of 2001 compared to 5.2% in the third quarter of 2000. The decrease in research and development expenses is largely a result of our continued move toward industry standard hardware components across our core solutions.

The net impact on operating results from our combined pension, postretirement and postemployment plans was $12 million less favorable in the third quarter of 2001 as compared to the third quarter of 2000. Goodwill unfavorably impacted operating results with an additional $9 million of amortization expense in the third quarter of 2001 versus the comparable prior-year period.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $38 million in the third quarter of 2001 compared to $72 million in the third quarter of 2000.

Other expense, net, was $45 million in the third quarter of 2001 compared to $18 million other income, net, in the third quarter of 2000. Excluding a $40 million provision for environmental matters related to a business that was sold in 1978, other expense, net, was $5 million in the third quarter of 2001. The change versus the prior-year period was primarily driven by decreased gains from asset dispositions and net interest expense.

Loss before income taxes and cumulative effect of accounting change was $10 million in the third quarter of 2001 compared to income of $85 million in the third quarter of 2000.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant special items. At an estimated effective tax rate of 33% for 2001, the third quarter income tax provision was $11 million compared to a $32 million provision in the third quarter of 2000. The tax effect of special items in the third quarter of 2001 was a $15 million benefit comprised of a $14 million benefit related to the long-term environmental liability and a $1 million benefit related to acquisition integration charges, compared to a $1 million benefit in the prior-year period resulting from restructuring and other related charges. Including special items, the income tax provision was a $4 million benefit in the third quarter of 2001 compared to a $31 million income tax provision in the third quarter of 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

For the nine months ended September 30, the effects of significant special items have been excluded from the gross margin, operating expenses and operating income amounts presented and discussed below.

In millions                                                 2000          2001
--------------------------------------------------------------------------------

Consolidated revenue                                      $ 4,317       $ 4,167
Consolidated gross margin /1/                               1,286         1,312
Consolidated operating expenses:
   Selling, general and administrative expenses /2/           944           952
   Research and development expenses /3/                      221           221
--------------------------------------------------------------------------------

Consolidated income from operations                       $   121       $   139
================================================================================

/1/ 2001 - Excludes integration charges related to the acquisitions ($5 million).
    2000 - Excludes restructuring and other related charges in connection with the 1999 restructuring plan ($21 million).
/2/ 2001 - Excludes charges related to the first quarter 2001 write-down of loans and receivables with Credit Card Center ($39 million) and integration charges related to acquisitions ($2 million).
    2000 - Excludes restructuring and other related charges in connection with the 1999 restructuring plan ($1 million).
/3/ 2000 - Excludes in-process research and development charges relating to acquisitions ($25 million).

Revenue: Revenue for the nine months ended September 30, 2001 was $4,317 million, an increase of 4% from the first nine months of 2000. When adjusted for the impact of changes in currency exchange rates, revenue increased 7%.

The revenue improvement in the first nine months of 2001 compared to the prior year reflects broad-based revenue growth in our key solutions. By key solution, Financial Self Service revenue increased 11%, Data Warehousing revenue increased 3%, and Retail Store Automation revenue increased 2% compared to the comparable prior-year period. Financial Self Service experienced revenue growth in all regions, except Japan, with double-digit growth in the Asia Pacific region, excluding Japan. Revenue growth in Data Warehousing was due primarily to increased sales of consulting services. The revenue growth in Retail Store Automation was driven primarily by increases in new product sales, such as self-checkout terminals and web-enabled kiosks.

Revenue in the first nine months of 2001 compared with the first nine months of 2000 increased 13% in the Europe/Middle East/Africa region, 11% in the Asia Pacific region, excluding Japan, while remaining flat in the Americas region. These increases were partially offset by a decrease in Japan of 6%. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 20% in the Asia Pacific region, excluding Japan, 17% in the Europe/Middle East/Africa region, and 5% in Japan. The strong revenue growth in the Asia Pacific region, excluding Japan, reflects growth in sales of our Financial Self Service and Data Warehousing solutions. Revenue growth in the Europe/Middle East/Africa region reflects growth in sales of our Data Warehousing, Financial Self Service and Payment and Imaging solutions partially offset by a decline in our Retail Store Automation solution. The Americas region comprised 51% of our total revenue in the first nine months of 2001, the Europe/Middle East/Africa region comprised 30%, the Asia Pacific region, excluding Japan, comprised 10% and Japan comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue decreased 1.7 percentage points to 29.8% in the first nine months of 2001 from 31.5% in the same period of 2000. Products gross margin decreased 2.0 percentage points to 35.3% in the first nine months of 2001. Services gross margin decreased 1.0 percentage points to 24.1% in the first nine months of 2001. Overall, a larger mix of services versus hardware and software negatively impacted gross margin as a percentage of revenue.

Selling, general and administrative expenses decreased $8 million in the first nine months of 2001 from the first nine months of 2000. As a percentage of revenue, selling, general and administrative expenses were 21.9% in the first nine months of 2001 and 22.8% in the first nine months of 2000. Research and development expenses remained flat in the first nine months of 2001 compared to the first nine months of 2000. As a percentage of revenue, research and development expenses were 5.1% in the first nine months of 2001 compared to 5.3% in the same period of 2000.

The net impact on operating results from our combined pension, postretirement and postemployment plans is $15 million less favorable in the first nine months of 2001 as compared to the same period of 2000. Goodwill unfavorably impacted operating results with an additional $30 million of amortization expense in the first nine months of 2001 versus the comparable prior-year period.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $121 million in the first nine months of 2001 compared to $139 million in the first nine months of 2000.

Other expense, net, was $58 million in the first nine months of 2001 compared to other income, net, of $52 million in 2000. Excluding a $40 million provision for environmental matters related to a business that was sold in 1978, and a $1 million charge for interest receivables, other expense, net, was $17 million in the first nine months of 2001 compared to other income, net, of $52 million in the first nine months of 2000. The change versus the prior period was due primarily to decreased gains from asset dispositions, a write-down of marketable securities of a technology company investment and decreased interest income resulting from lower cash, cash equivalents and short-term investment balances due to acquisitions.

Income before income taxes and cumulative effect of accounting change was $17 million in the first nine months of 2001 compared to $144 million in the same period of 2000.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant special items. At an estimated effective tax rate of 33% for 2001, the income tax provision for the first nine months was $34 million compared to a $67 million provision in the first nine months of 2000. The tax effect of special items was a $167 million benefit in the first nine months of 2001 comprised of a $138 million benefit resulting from the favorable resolution of an examination of prior year international activities, and a total $29 million of benefit related to other special items. This compares to an $11 million benefit in the prior-year period resulting from restructuring and other related charges. Including special items, the income tax benefit was $133 million for the first nine months of 2001 compared to a $56 million income tax provision for the first nine months of 2000.


Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

Our cash, cash equivalents, and short-term investments totaled $284 million at September 30, 2001 compared to $357 million at December 31, 2000.

Operating Activities: We generated cash flows from operations of $71 million in the first nine months of 2001 compared to $64 million generated in the first nine months of 2000. The cash generated in operations in the first nine months of 2001 was driven primarily by continued improvements in asset management. Receivable balances decreased $291 million in the first nine months of 2001 versus a $61 million decrease in the same period in 2000. The decrease in receivable balances in the first nine months of 2001 is driven primarily by the increased focus on collections and the factoring of approximately $136 million of receivables at September 30, 2001. Inventory balances increased $23 million in the first nine months of 2001 compared to an increase of $11 million in the same period of 2000. The increase in inventory is due to lower than expected product sales in the third quarter of 2001, and an increase in the work in process and finished equipment to support our seasonal fourth quarter expected billings. Current payables decreased $161 million in the first nine months of 2001 compared to a decrease of $19 million in the same period of 2000. The decrease in 2001 was primarily due to reductions in accounts payable versus a year-end 2000 measure that reflects seasonal spending patterns. The decrease in the prior-year period was not as pronounced as year 2000 concerns impacted the timing of year-end 1999 spending. Customer deposits and deferred service revenue increased $212 million in the first nine months of 2001 compared to an increase of $217 million in the prior-year period.

Investing Activities: Net cash flows used in investing activities was $246 million in the first nine months of 2001 and $159 million in the same period of 2000. During the first nine months of 2001, we purchased short-term investments of $9 million compared to $52 million in sales for the same period of 2000 as we converted securities into cash to complete the October 2000 acquisition of 4Front Technologies, Inc. Net expenditures and proceeds for reworkable service parts utilized $102 million of cash in the first nine months of 2001 compared to a use of $76 million in the same period of 2000. Capital expenditures were $113 million for the first nine months of 2001 and $163 million for the comparable period in 2000. This reduction is in line with our capital expenditure reduction initiatives implemented during 2001. Proceeds from sales of property, plant and equipment generated cash of $26 million compared to $172 million in the prior-year period. The prior-year period included sales related to our strategy to reduce our real estate assets. Business acquisitions and investments used $3 million in the first nine months of 2001 compared to $71 million in the first nine months of 2000.

Financing Activities: Net cash provided by financing activities was $73 million in the first nine months of 2001 and $23 million in the same period of 2000. In the first nine months of 2001, we utilized $50 million of cash in the repurchase of Company common stock pursuant to the systematic stock repurchase program compared to a $37 million use for stock repurchases in the same period in 2000. Short-term borrowings generated cash of $39 million in the first nine months of 2001, compared to a $8 million source of cash in the prior-year period. In the first nine months of 2001, other financing activities provided $84 million compared to $55 million in the prior-year period. Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans.

In 1996, NCR entered into a $600 million five-year, unsecured revolving credit facility with a syndicate of financial institutions which was scheduled to expire in November 2001. In October 2001, NCR terminated the $600 million credit facility and entered into a $200 million 364-day unsecured revolving credit facility with a one year term-out option and a $400 million five-year unsecured revolving credit facility, both with a syndicate of financial institutions. The credit facilities contain certain representations and warranties, conditions, affirmative, negative and financial covenants, and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. As of September 30, 2001, no amounts were outstanding under the 1996 credit facility.

We believe that cash flows from operations, the credit facility, and other short-term and long-term financing, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditure, and other financing requirements for the foreseeable future.

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

We compete in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins that could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
Diebold, Inc., International Business Machines Corporation (IBM), Oracle Corporation, Unisys Corporation and Wincor Nixdorf Gmbh & Co., some of which have widespread penetration of their platforms and service offerings. If we are unable to compete successfully, the demand for our solutions, including products and services would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability and loss of market share. These competitive pressures could impact our business and operating results.

Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from web-enabled kiosks to enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment, which include the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high quality, high availability services; market and sell all of our solutions effectively and produce and deliver solutions at competitive operating margins.

Introduction of New Solutions
The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future success depends on our ability to develop and introduce new solutions that our customers choose to buy. If we are unable to develop new solutions, our business and operating results would be impacted. This includes our efforts to rapidly develop and introduce data warehousing software applications. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly. It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our retail self-checkout terminals, electronic shelf label solutions and financial self-service full function ATMs and outsourcing, our operating results would be impacted.

Our solutions, which contain both hardware and software products, may contain known as well as undetected errors which may be found after the products' introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our operating results.

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

Currently, approximately 56% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: the impact of recent terrorist activity on the economy or markets in general, or on the ability of NCR and its suppliers to meet their commitments, or on the timing of purchases by NCR's customers; general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as evidenced by the recent economic slowing in the U.S. retail and global telecommunications industries; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; currency changes such as the Euro introduction which could affect cross border competition and pricing and require modifications to our offerings to accommodate the changeover; and changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets.

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

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 4 of the Notes to Condensed Consolidated Financial Statements and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

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


Recently Issued Accounting Pronouncements
-----------------------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of

SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" (APB 30). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates the APB 30 requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to anticipated transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2001 and 2000, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $48 million increase or a $8 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in an $5 million decrease or a $5 million increase in the fair value of the hedge portfolio as of September 30, 2001 and 2000, respectively.

The interest rate risk associated with our borrowing and investing activities at September 30, 2001 was not material in relation to our consolidated financial position, results of operations and cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential significant losses. However, we believe that the reserves for potential losses are adequate. At September 30, 2001 and 2000, we did not have any major concentration of credit risk related to financial instruments.

                          Part II. Other Information


EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits


     3.1 Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual Report")).
     3.2 Bylaws of NCR Corporation, as amended and restated on June 25, 2001 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Form 10-Q for the quarter ended June 30, 2001).
     4.1 Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
     4.2 Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).
     4.3 NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.
     10.1 Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001.
     10.2         Letter Agreement effective August 20, 2001.


           (b)    Reports on Form 8-K

                  No reports filed on Form 8-K for the quarter ended September 30, 2001.



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


                                             NCR CORPORATION

Date:  November 13, 2001                     By:  /s/  Earl Shanks
                                             ----------------------------------

                                             Earl Shanks, Senior Vice President
                                             and Chief Financial Officer

                                                                    EXHIBIT 10.1


                              SECOND AMENDMENT TO
                    THE RETIREMENT PLAN FOR OFFICERS OF NCR

         AMENDMENT TO THE RETIREMENT PLAN FOR OFFICERS OF NCR (the "Plan") as restated and in effect January 1, 1997 by NCR Corporation ("NCR").

         WHEREAS, the Plan was amended and restated effective January 1, 1997;
and

         WHEREAS, NCR desires to change the vesting schedule of the Plan;

         NOW, THEREFORE, NCR does hereby amend the Plan, effective January 1, 2001, as follows:

Paragraph 3 of ARTICLE VII is hereby amended to read as follows:

3. A Participant shall be entitled to benefits under the Plan only if he or she is vested in the Plan benefit at the time his or her employment with the Company terminates, or his or her participation in the Plan terminates due to change in employment status. A Participant shall become vested in his or her Plan benefit upon (1) completion of five years of service with the Company, or
(2) the Participant's death while employed by the Company.

Paragraph 4 of ARTICLE VII is hereby amended to read as follows:

4. If a Participant's participation in the Plan terminates due to a change in such Participant's employment status with the Company, the amount of his or her benefits shall be computed in accordance with Section l or 2 of this ARTICLE VII; provided, however, that for purposes of determining the Pension Plan Benefit, the portion of any pension paid to such former Participant under the Pension Plan attributable to the period after the termination of participation in the Plan shall be disregarded.

IN WITNESS WHEREOF, NCR has caused this amendment to the Plan to be executed this 24th day of October, 2001.

                              FOR NCR CORPORATION


                              By: /s/ Wilbert Buiter
                                  Wilbert Buiter
                                  Senior Vice President, Human Resources

                                                                   EXHIBIT 10.2

[NCR Logo]
--------------------------------------------------------------------------------
Wilbert J. M. Buiter                              1700 South Patterson Boulevard
Senior Vice President, Human Resources            Dayton, Ohio   45479



                                                         PERSONAL & CONFIDENTIAL
                                                         -----------------------
David Bearman
5350 Reserve Drive
Dublin, OH  43017


Re:  Retirement Information

Dear David:

On behalf of Lars and myself, I want to thank you for your outstanding service to NCR. You have made significant contributions to the company. The purpose of this letter is to provide you with information regarding your compensation and benefits as they will be impacted by your upcoming retirement. As we have discussed, your retirement compensation and benefits will be those provided under NCR's normal plans, except for your Mid-Career Hire Pension Plan vesting, which is addressed in detail in numbered paragraph 4 of this letter.

This letter agreement is effective as of August 20, 2001. Your effective retirement date will be January 15, 2002. By signing this letter, you resign your position as Senior Vice President and Chief Financial Officer effective as of the date of the appointment of your successor. You will continue to be classified as a Band I position and will be on a paid leave of absence through your retirement date with the understanding you are available for consultation as needed. This agreement is subject to approval by the Compensation Committee of the NCR Board of Directors.

1. Compensation. During the period September 1, 2001 through your effective retirement date (January 15, 2002), you will continue to be paid your current weekly salary of $8,783.65. Payment will continue on a bi-weekly basis and is subject to all applicable withholdings. Additionally, your employee benefits, as selected by you during the Personal Choice enrollment period, will continue until your retirement date.

2. Vacation Pay. You may use any unused vacation prior to September 15, 2001. Any accrued and unused vacation as of that date will be paid out in a lump-sum payment. You will not accrue any vacation for the year 2002.

3. Management Incentive Plan for Executive Officers (MIP). You will be eligible for the full year 2001 BPP award based on your retirement date of January 15, 2002. Any actual award will be determined in accordance with the Plan by the Chairman and CEO, and the Compensation Committee of the Board of Directors, and paid in Q1 2002. You will not be eligible for a BPP award for 2002.

4. Nonqualified Executive Pension Plans. You are vested in your non-qualified pension under The Retirement Plan for Officers of NCR (SERP II), because you attained age 55 while covered by the plan. You may commence your SERP II pension at any time between your retirement date and your reaching age
     62. A 6% early retirement reduction factor applies to the benefit for each year prior to age 62 that the benefit commences. Regardless of when you commence your SERP benefit, you will be considered to have retired from NCR, because you are leaving the company after age 55.

     Although you have not met the service requirement to vest under the NCR Mid-Career Hire Pension Plan, subject to approval by the Compensation Committee of the NCR Board of Directors, you will be paid a benefit based on the formula as prescribed in that plan.

     Contact Alisa Cheatham (937.445.9686) at least 30 days prior to the date you wish to commence your non-qualified pension benefit.

5. Qualified Plan Pension. You are not vested for benefits from the NCR Pension Plan, including the PensionPlus benefit, since you will not have five years of service as of your retirement date. As a result, your non-qualified pension benefits (SERP and Mid-Career) will not be reduced by benefits from this plan.

6. Savings Plan. You will be 60% vested in the Company contributions to your Savings Plan accounts. You may take a distribution from the Savings Plan at any time after your retirement date. To initiate a distribution or to attain information, contact the NCR Benefits Center at 1-800-245-9035. You may also access your Savings Plan account online by visiting Fidelity's NetBenefits at http://netbenefits.fidelity.com.
                    -------------------------------
7. Equity Based Incentives. All unvested grants awarded under the Management Stock Option Plan will vest in full effective on your retirement date and are exercisable for the full ten year term. You will not be eligible for a management stock option grant in 2002.

     Your restricted stock, as described in your offer letter of August 5, 1998, will also immediately vest on your retirement date, and will be taxable income to you at that time. The restrictions on the restricted stock will be lifted as soon as the tax withholding obligation is satisfied. Please contact Alisa Cheatham at least 30 days before your retirement date if you would like to satisfy the tax obligation by providing a check to NCR. Otherwise, the tax obligation will be satisfied by selling sufficient shares to cover the statutory withholding amounts.

     After your successor is appointed, it will no longer be necessary for you to clear option exercises with the NCR Law Department. Provided you do not purchase or sell NCR shares on the open market during the time remaining until that date, you also will not need to clear open market purchases and sales. However, you will continue to be subject to insider trading black-out periods, because you will continue to be an NCR employee who is in the D Band or above. Please note that while the black-out periods are not in effect, if you have actual material inside information concerning the company, you should not exercise options or otherwise purchase or sell NCR securities until the information becomes public.

8. Health Care Coverage. Coverage for you and your spouse under the NCR Health Care Plan will terminate on your retirement date. However, you can extend your coverages through COBRA for eighteen months. You will receive a COBRA notice shortly after your retirement date, giving the opportunity to elect COBRA coverage. The election form must be returned within 60 days. If you incur health care costs before you return your COBRA election, the claims may be rejected, but they will be reprocessed after your COBRA election is received. As an active employee through January 15, you will have the opportunity to change your 2002 benefit elections during open enrollment this Fall.

9. Life Insurance. When you retire, your company-provided life insurance will cease. During a thirty-day window immediately following your retirement date, you may convert your life insurance coverage in effect prior to your termination date to an individual policy. Call the Benefits Center at 1-800-245-9035 to request a conversion form. Your company-provided accidental death and business and travel accident coverage cannot be converted.

10. Financial Counseling. You will continue to participate in the Financial Counseling Program through 2001.

Terms and Conditions
--------------------

11. Company Property. In accordance with your existing and continuing obligations to NCR, you agree to return to NCR, on or before your retirement date, all NCR property or copies thereof, including, but not limited to, mobile or portable phones, files, records, computer and related hardware and software, computer access codes, computer programs, keys, card key passes, instruction manuals, documents, business plans and other property which you received or prepared or helped to prepare in connection with your employment with NCR, and to assign to NCR all right, title and interest in such property, and any other inventions, discoveries or works of authorship created by you during the course of your employment.

12. Proprietary Company Information. You affirm your obligation to keep all "Proprietary Company Information" confidential and not to disclose it to any third party in the future, subject to any obligation to comply with legal process. As used in this letter agreement, the term "Proprietary Company Information" includes, but is not necessarily limited to, confidential, technical, marketing, business, financial or other information not publicly available.

13. Confidentiality. You agree to keep this letter agreement confidential and not to disclose its contents to anyone except your lawyer, your immediate family, your executive outplacement counselor or your financial consultant, provided that such persons agree in advance to keep said information confidential and not disclose it to others.


Release and Indemnification
---------------------------

14. Material Breach. You understand and agree that a violation of the paragraphs relating to Company Property or Proprietary Company Information, unless you have a right to use such Property or Proprietary Company Information pursuant to a separate agreement with NCR, will be considered a material breach of this letter agreement, for which you will forfeit any moneys not already paid under this letter agreement. The provisions of this paragraph in no way limit NCR's right to also commence an action for damages and/or pursue other legal or equitable remedies in the event you breach any provision of this letter agreement. In the event NCR takes such action, all of your other obligations under this letter agreement shall remain in full force and effect.

Release and Indemnification
---------------------------

15. Waiver of Rights. You acknowledge that there are various state, local and federal laws that prohibit employment discrimination on a number of bases including, but not limited to, age, sex, race, color, national origin, religion, disability, sexual orientation or veteran status and that these laws are enforced through the Equal Employment Opportunity Commission, Department of Labor and State or Local Human Rights agencies. Such laws include, without limitation, Title VII of the Civil Rights Act of 1964 as amended, 42 U.S.C. Sec. 2000 et. seq.; the Age Discrimination in Employment
                                  --  ---
     Act, 29 U.S.C. Sec. 621 et. seq.; the Americans with Disabilities Act, 42
                             --  ---
     U.S.C. Sec. 12101; the Employee Retirement Income Security Act, as amended 29 U.S.C. Sec. 1001 et. seq.; and 42 U.S.C. Sec. 1981, and other state and
                         --  ---
     local human or civil rights laws as well as other statutes which regulate employment; and the common law of contracts and torts. In consideration of this letter agreement, you hereby waive and release any rights you may have as of the date of your execution of this letter agreement under these or any other laws with respect to your employment and termination of employment with NCR and acknowledge that based on your knowledge as of the date of your execution of this letter agreement, NCR has not (a) discriminated against you, (b) breached any contract with you, (c) committed any civil wrong (tort) against you, or (d) otherwise acted unlawfully towards you. You also waive any right to become, and promise not to consent to become, a member of any class in a case in which claims are asserted against any Releasee (as defined below) that is related in any way to your employment or the termination of your employment with NCR, and that involve events which have occurred as of the date of this letter agreement (defined to mean the date on which you sign this letter agreement) or your retirement date. If you, without your knowledge or consent are made a member of a class in any proceeding, you shall opt out of the class at the first opportunity afforded to you after learning of your inclusion. In this regard you agree that you will execute, without objection or delay, an "opt-out" form presented to you either by the court in which such proceeding is pending or by counsel for a Releasee who is made a defendant in any such proceeding.

16. Release of Claims. You, on behalf of yourself, your heirs, executors, administrators, successors and assigns, release and discharge NCR and its successors, assigns, subsidiaries, affiliates, directors, officers, representatives, agents and employees ("Releasees") from any and all claims (including claims for attorneys' fees and costs), charges, actions and causes of action with respect to, or arising out of, your employment or termination of employment with NCR, as well as from all claims for personal injury, actual or potential, to the date of your retirement. This includes, but is not limited to, claims arising under federal, state or local laws prohibiting age, sex, race or any other forms of discrimination or claims growing out of any legal restrictions on NCR's right to terminate its employees. You represent that you have not filed any charge or lawsuit against NCR or any Releasee with any governmental agency or court and that you will not institute any actions against NCR or any Releasee for any reason, except that you may file a charge with the Equal Employment Opportunity Commission concerning claims of discrimination and you may participate in any manner in an investigation, hearing or proceeding. However, you waive your right to recover any damages or other relief in any claim or suit brought by you or the EEOC or any other federal, state or local agency on your behalf, under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act (ADEA), the Americans with Disabilities Act (ADA), the Equal Pay Act, or any other federal, state or municipal discrimination law. With respect to any administrative charges that have been or may be filed concerning events or actions relating to your employment or the termination of your employment that occurred on or before the date of your execution of this letter agreement, you waive and release any right you may have as of the date of your execution of this letter agreement to recover in any lawsuit or proceeding brought by you or by an administrative agency on your behalf. If you breach this paragraph, you understand that you will be liable for all expenses, including your costs and reasonable attorneys' fees. This paragraph is not intended to limit you from instituting legal action for the sole purpose of enforcing this letter agreement.

17.  Acknowledgment.  By signing this letter agreement, you state that:

          (a) You have read it and have had sufficient time to consider its terms;
          (b) You understand it and know that you are giving up important rights;
          (c)  You agree with everything in it;
          (d) You have been advised of and are aware of your right to consult an attorney before signing it.
          (e)  You have signed it knowingly and voluntarily.


          Please also note that both SERP II and your option agreements contain non-competition clauses. If you are considering opportunities for employment during the three years following your retirement from NCR, I recommend that you consult with Lars or me to determine if the non-competition clauses might be violated.

David, your contributions to NCR are very much appreciated, and I hope your retirement is healthy and rewarding.

Sincerely,

/s/ Wilbert Buiter

Wilbert Buiter
Senior Vice President
Human Resources


                                    Accepted:

                                    By:     /s/ David Bearman
                                    Name:   David Bearman

                                    Dated:  November 9, 2001


cc:   Lars Nyberg