Form 10-K
period 2001-12-31
NCR CORP
filed 2002-03-21
CIK 70866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code: (937)445-5000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------

Common Stock, par value $.01 per               New York Stock Exchange
share

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $4.1 billion. At February 28, 2002, there were 98,013,651 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:    Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2001.

Part III: Portions of the registrant's Proxy Statement, dated March 13, 2002, issued in connection with the annual meeting of stockholders.

TABLE OF CONTENTS

Item                                       Description                                                Page
----                                       -----------                                                ----

                                             PART I
1.      Business..................................................................................       1
2.      Properties................................................................................       4
3.      Legal Proceedings.........................................................................       4
4.      Submission of Matters to a Vote of Security Holders.......................................       4
4.(a)   Executive Officers of the Registrant......................................................       4


                                             PART II

5.      Market for the Registrant's Common Equity and Related Stockholder Matters.................       6
6.      Selected Financial Data...................................................................       6
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....       6
7.(a)   Quantitative and Qualitative Disclosures about Market Risk................................      17
8.      Financial Statements and Supplementary Data...............................................      18
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......      18


                                            PART III

10.     Directors and Executive Officers of the Registrant........................................      19
11.     Executive Compensation....................................................................      19
12.     Security Ownership of Certain Beneficial Owners and Management............................      19
13.     Certain Relationships and Related Transactions............................................      19


                                            PART IV

14.     Financial Statement Schedules, Reports on Form 8-K and Exhibits...........................      20


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

Through the Company's presence at customer interaction points, such as point-of-sale workstations, automated-teller machines (ATMs) and web-enabled kiosks, NCR's Retail Store Automation and Financial Self Service solutions enable companies to capture and process transaction-based information. NCR's Data Warehousing solutions transform transaction-based information into knowledge, permitting businesses to respond with programs designed to improve customer acquisition, retention and profitability. The Company offers specific solutions for the retail and financial industries and also provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, a range of hardware technology, value-adding software, global customer support services and a complete line of consumable media products.

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

Revenue by similar classes of products and services is reported on page 40 of NCR's 2001 Annual Report to Stockholders as part of Note 10, "Segment Information and Concentrations," and is incorporated herein by reference.

Geographic information is reported on page 41 of NCR's 2001 Annual Report to Stockholders as part of Note 10, "Segment Information and Concentrations," and is incorporated herein by reference.

NCR operates in one industry, the information technology industry, and categorizes its operations into six reportable segments: Data Warehousing solutions, Financial Self Service solutions, Retail Store Automation solutions, Systemedia, Payment and Imaging solutions, and Other, each of which is described below. Each solution generally combines hardware, software, professional consulting services, customer support services, and third party applications and technologies.

Data Warehousing Solutions

Products, Services and Solutions

Data Warehousing solutions combine hardware (e.g., servers and disk storage systems), software (e.g., Teradata(R) database and data mining software, and customer relationship management applications), professional consulting services, customer support services and products from leading technology firms. NCR's Data Warehousing solutions help businesses synthesize and leverage detailed data about customers, suppliers and partners into opportunities to develop and strengthen their relationships with those parties.

Target Markets and Distribution Channels

The major industry markets served by NCR's Data Warehousing solutions include the retail, financial, telecommunications, transportation, insurance, utilities and electronic commerce industries, as well as consumer goods manufacturers and government entities.

Data Warehousing solutions are delivered through a combination of direct and indirect channels. In recent years, over 90% of NCR's revenues from the Data Warehousing segment have been generated by the Company's direct sales force. The remaining revenues have historically been generated from the indirect channel and through alliances with value-added resellers, distributors and original equipment manufacturers.

Competition

NCR faces competition in the industries served by the Data Warehousing solutions in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, the breadth and depth of customer base, customer referrals, database sophistication, support and professional service capabilities, quality of the solutions or products, total cost of ownership and industry knowledge of the vendor and platform scalability. In addition, the movement toward common industry standards (such as Intel processors and UNIX(R) and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Hardware and operating system commoditization has extended beyond PCs into the server business. In the markets in which the Data Warehousing solutions compete, customers require applications, database software, system software, hardware, professional services systems integration skills and ongoing solution support. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions that include all of these customer requirements. NCR's competitors include companies such as International Business Machines (IBM) and Oracle Corporation.

Financial Self Service Solutions

Products, Services and Solutions

Providing an extensive line of ATMs, and related software and services, NCR's Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions. Incorporating advanced features such as web enablement, automated check cashing and deposit, bill payment and the sale of non-cash items, Financial Self Service solutions enable businesses to reduce costs, generate new revenue streams and build customer loyalty.

Target Markets and Distribution Channels

NCR's Self Service solutions primarily serve the financial services industry with particular focus on retail banking which includes traditional providers of consumer banking and financial services. Self Service solutions also serve the retail markets through convenience banking products designed to complement their core businesses. Self Service solutions' customers are located throughout the world in both established and emerging markets.

NCR has historically distributed most of its Self Service products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. Approximately 75% of the traditional Self Service product and service sales were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and consulting services. NCR's primary competitors are Diebold, Inc. and Wincor Nixdorf Gmbh & Co. (Wincor Nixdorf), but other competitors exist and vary by product and service offering, as well as geographic area.

Retail Store Automation Solutions

Products, Services and Solutions

Combining NCR's retail industry expertise, software and hardware technologies, and implementation, consulting and maintenance services, Retail Store Automation solutions deliver traditional retail solutions such as point-of-sale workstations and scanners, as well as advanced solutions in the emerging areas of self-checkout technologies, web-enabled kiosks and electronic shelf labels. NCR's Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels for retailers.

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

Competition

NCR faces competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor's consulting and support services. NCR's competitors vary by market segment, product, service offering and geographic area, and include IBM and Wincor Nixdorf among others.

Systemedia

Products

Systemedia develops, produces and markets a complete line of business consumables to complement the Company's solutions. These products include paper rolls for ATMs and point-of-sale workstations, labels, paper products, and imaging supplies for ink jet, laser, impact and thermal-transfer printers. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by Systemedia include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. Systemedia has a direct sales force in 28 countries focused on providing solutions to major accounts. In addition, Systemedia products are sold through office product resellers, value-added resellers, telemarketing and the Internet (via NCR's TeleWeb initiative).

Competition

Competition in the consumable and media solutions business is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management expertise, and total cost of ownership. While price is always a factor, Systemedia focuses on total cost of ownership for all of its products. Total cost of ownership takes into account not only the per unit cost of the media, but also service, usage and support costs over the life of the system.

Payment and Imaging Solutions

Products, Services and Solutions

Consisting of hardware, software, professional consulting services and customer support services, NCR's comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment. Payment and Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial industry businesses increase efficiency and reduce operating costs.

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

NCR has historically distributed most of its Payment and Imaging products and services through NCR's direct sales channel, although certain revenues are derived through sales by distributors. Approximately 75% of the traditional Payment and Imaging product sales were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and consulting services. NCR's competitors vary by product, service offering and geographic area, and include IBM and Unisys Corporation among others.

Other

Other accumulates individually insignificant and dissimilar businesses, such as exited businesses, networking hardware and services, and managed services, which are not attributable to the reportable segments identified above.

Research and Development

Information regarding research and development activities is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report under the caption "Operating Expenses."

Seasonality

Information regarding seasonality is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report under the caption "Operating Result Fluctuations."

Backlog

NCR believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer support services business, for which order information is not recorded.

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report under the caption "Reliance on Third Parties."

Patents and Trademarks

NCR owns approximately 1,500 patents in the United States and slightly more in foreign countries. The foreign patents are generally counterparts of NCR's United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR's portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark "NCR" and many of its other trademarks and service marks to be valuable assets.

Employees

At February 28, 2002, NCR had approximately 30,445 employees and contractors.

Environmental Matters

Information regarding environmental matters is reported on pages 38 - 39 of NCR's 2001 Annual Report to Stockholders as part of Note 9, "Commitments and Contingencies," and is incorporated herein by reference.

Item 2. PROPERTIES

As of February 28, 2002, NCR operated approximately 584 facilities consisting of approximately 13.0 million square feet throughout the world. On a square footage basis, approximately 61% are owned and 39% are leased. Within the total facility portfolio, NCR operates approximately 28 research and development and manufacturing facilities totaling approximately 3.5 million square feet, 89% of which is owned. The remaining 9.5 million square feet within the facility portfolio includes office, repair, warehouse, and other miscellaneous sites, and is 50% owned. NCR maintains facilities in 70 countries.

NCR's business units are headquartered in Dayton, Ohio (Financial Solutions Division, Teradata Division and Systemedia Division) and Atlanta, Georgia (Retail Solutions Division).

NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3. LEGAL PROCEEDINGS

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 4. (a) EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of NCR (as of February 28, 2002) are as follows:

Name                          Age          Position and Offices Held
----                          ---          -------------------------
Lars Nyberg                    50          Chairman of the Board, Chief Executive Officer,
                                               and President
Mark V. Hurd                   45          President, NCR Corporation, and Chief Operating Officer,
                                               Teradata Division
Howard Lance                   46          President, NCR Corporation, and Chief Operating Officer, Retail
                                               and Financial Group
Earl C. Shanks                 45          Senior Vice President and Chief Financial Officer
Wilbert J. M. Buiter           43          Senior Vice President, Human Resources
Gerald A. Gagliardi            54          Senior Vice President, Worldwide Customer Services Division
Jonathan S. Hoak               52          Senior Vice President and General Counsel
Mark Quinlan                   49          Vice President, Systemedia Division
Mohsen Sohi                    42          Senior Vice President, Retail Solutions Division
Keith Taylor                   51          Senior Vice President, Financial Solutions Division


NCR's Executive Committee

Lars Nyberg. Mr. Nyberg has been Chairman, Chief Executive Officer, and President of NCR since June 1, 1995. Before joining NCR, from 1993 to 1995, Mr. Nyberg was Chairman and Chief Executive Officer of the Communications Division for Philips Electronics NV ("Philips"), an electronics and electrical products company. He also served as a member of the Philips Group Management Committee during that time. Mr. Nyberg is a director of Sandvik AB based in Sweden and Snap-on Incorporated. He became a director of NCR in 1995.

Mark V. Hurd. Mr. Hurd is currently President, NCR Corporation, and Chief Operating Officer of NCR's Teradata Division, a position he has held since July 2001. Prior to being named to this position, he was Executive Vice President and Chief Operating Officer of NCR's Teradata Division, beginning in July 2000. From November 1998 to June 2000, he was Senior Vice President, Teradata Solutions Group, formerly known as the National Accounts Solutions Group. From 1995 to November 1998, Mr. Hurd was Vice President, Worldwide Marketing and Americas Sales.

Howard Lance. Howard Lance is currently President, NCR Corporation, and Chief Operating Officer of NCR's Retail and Financial Group, a position he has held since July 2001. Prior to joining NCR, from November 2000 to June 2001, he was Executive Vice President of Emerson Electric Co.'s electronics and telecommunications segment. From 1999 to November 2000, Mr. Lance was Group Vice President of Emerson. From 1997 to 1999, he was Vice President and Chief Executive Officer of Astec plc, a subsidiary of Emerson based in Hong Kong. From 1996 to 1997, Mr. Lance was Group Vice President of Copeland Refrigeration, a division of Emerson.

Earl C. Shanks. Earl Shanks was appointed Senior Vice President and Chief Financial Officer of NCR on September 10, 2001. Prior to assuming that position, he was Vice President of Corporate Finance from December 1998 to September 2001. From September 1997 to December 1998, Mr. Shanks was Vice President and Corporate Controller, and from 1996 to September 1997 he was NCR's Treasurer. Before joining NCR in 1996, Mr. Shanks was Vice President and Treasurer at Fruit of the Loom, Inc.

NCR's Other Executive Officers

Wilbert Buiter. Wilbert Buiter has been Senior Vice President, Human Resources, of NCR since August 1, 1998. Prior to joining NCR, Mr. Buiter spent 15 years with Philips Electronics in a variety of operations, staff and managerial human resources assignments. From July 1997 to July 1998, he served as Senior Vice President, Human Resources, for Philips Consumer Communications, a joint venture between Philips and Lucent Technologies Inc. From 1995 to July 1997, Mr. Buiter was Senior Executive Officer of Philips' Consumer Communications division.

Gerald A. Gagliardi. Gerald Gagliardi joined NCR as Senior Vice President, Worldwide Customer Services Division on January 19, 2001. From June 2000 to January 2001, he served as a consultant to E. M. Warburg Pincus & Company, LLC, where he was engaged in acquisitions in the services industry. From October 1999 to June 2000, he also served as President and Chief Executive Officer of Inacom Corp. In June 2000, Inacom Corp. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Prior to that, he spent 28 years at the Unisys Corporation where he held progressively senior management positions in the company's services division, including Executive Vice President and President of Global Customer Services from 1995 to 1999.

Jonathan S. Hoak. Jonathan Hoak became Senior Vice President and General Counsel for NCR in December 1993. Prior to joining NCR, he was general attorney for AT&T Corp.'s Federal Systems Division from 1990 to 1993, and, prior to that, was a partner at the Sidley & Austin law firm.

Mark Quinlan. Mark Quinlan became Vice President and General Manager of NCR's Systemedia Division on September 19, 2001, a position he held on an acting basis since May 2001. Prior to assuming this position, from 1999 to 2001, he was Vice President, Americas Sales for the Systemedia Division, and from 1996 to 1999, he was Vice President, Global Marketing, Systemedia Division.

Mohsen Sohi. Mohsen Sohi joined NCR as Senior Vice President, Retail Solutions Division, in January 2001 after more than 14 years at AlliedSignal, Inc. and its post-merger successor, Honeywell International Inc. He most recently served as President, Honeywell Electronic Materials, from July 2000 to January 2001. From August 1999 to July 2000, Mr. Sohi was President, Commercial Vehicle Systems, at AlliedSignal. Prior to that, from 1997 to August 1999, he was Vice President and General Manager, Turbocharging Systems, and from 1995 to 1997, was Director of Product Development and Technical Excellence, at AlliedSignal.

Keith Taylor. Mr. Taylor has been Senior Vice President, Financial Solutions Division, since May 2001. Prior to that, he was Vice President, Systemedia, from August 1999 to May 2001. From 1998 to August 1999, Mr. Taylor was Vice President, Worldwide Customer Services, Asia/Pacific region. From 1997 to 1998, he was Director of Logistics for NCR's Worldwide Customer Services, Europe/Middle East/Africa region. From 1996 to 1997, Mr. Taylor was Director, Customer Services, Northern Europe area, and from 1994 to July 1996, was Chief Financial Officer for NCR's Worldwide Customer Services Group.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." There were approximately 213,000 registered holders of record of NCR common stock as of February 28, 2002. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 2001 and 2000.

                            2001                                                 2000
                            ----                                                 ----
                    High            Low                                   High           Low
1st Quarter        $49.70          $37.50            1st Quarter         $47.00         $32.94
2nd Quarter        $50.00          $35.27            2nd Quarter         $44.63         $34.75
3rd Quarter        $48.65          $28.93            3rd Quarter         $41.31         $32.38
4th Quarter        $39.50          $28.59            4th Quarter         $53.69         $37.69

NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

Item 6. NCR CORPORATION SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2001, which appears on page 43 of NCR's 2001 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
As the Relationship Technology(TM) company, we provide the technology and services that help businesses interact, connect and relate with their customers. Through our presence at customer interaction points, such as point-of-sale workstations, automated-teller machines (ATMs) and web-enabled kiosks, our Retail Store Automation and Financial Self Service solutions enable companies to capture and process transaction-based information. Our powerful Data Warehousing solutions transform transaction-based information into knowledge, permitting businesses to respond with programs designed to improve customer acquisition, retention and profitability.

We offer specific solutions for the retail and financial industries and also provide solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. Our solutions are built on a foundation of long-established industry knowledge and consulting expertise, a range of hardware technology, value-adding software, global customer support services, and a complete line of consumable and media products.

We deliver our solutions to customers on a global basis, and categorize our results in four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific excluding Japan (Asia/Pacific).

Revenue and Operating Margin by Solution
Our key solutions are categorized as Data Warehousing, Financial Self Service and Retail Store Automation. In addition, Systemedia and our Payment and Imaging solutions are reportable segments. A sixth category, Other, accumulates individually insignificant and dissimilar businesses, such as exited businesses, networking hardware and services, and managed services, which are not attributable to the formally identified reportable segments. Each segment is comprised of hardware, software, professional consulting services and customer support services.

For the years ended December 31, the effects of the provision for loans and receivables with Credit Card Center (CCC), acquisition-related integration and in-process research and development charges, and restructuring and other related charges have been excluded from the gross margin, operating expense and operating income amounts presented and discussed below (see Notes 1, 2 and 8 of Notes to Consolidated Financial Statements).

In millions                                                            2001              2000             1999
                                                                    ----------       ----------       ----------
Consolidated revenue                                                $    5,917       $    5,959       $    6,196

Consolidated gross margin excluding special items/1/                     1,800            1,905            1,898

Consolidated operating expenses excluding special items:

Selling, general and administrative expenses/2/                          1,273            1,327            1,354

Research and development expenses/3/                                       293              308              341
                                                                    ----------       ----------       ----------
Consolidated income from operations excluding special items                234              270              203

Special items (as discussed in the footnotes below)                        (48)             (65)            (125)
                                                                    ----------       ----------       ----------
Total consolidated income from operations                           $      186       $      205       $       78
                                                                    ==========       ==========       ==========

/1/ In 2001 and 2000, consolidated gross margin excludes the impact of $6 million and $1 million, respectively, for integration charges related to acquisitions (see Note 2 of Notes to Consolidated Financial Statements). Also excluded from gross margin are $37 million and $8 million for restructuring and other related charges in 2000 and 1999, respectively (see
    Note 1 of Notes to Consolidated Financial Statements).

/2/ In 2001, selling, general and administrative expenses exclude the impact of a $39 million provision for loans and receivables with CCC (see Note 8 of Notes to Consolidated Financial Statements). In 2001 and 2000, selling, general and administrative expenses exclude integration costs related to acquisitions of $3 million and $1 million, respectively (see Note 2 of Notes to Consolidated Financial Statements). Also excluded from selling, general and administrative expenses are $1 million and $117 million for restructuring and other related charges in 2000 and 1999, respectively (see
    Note 1 of Notes to Consolidated Financial Statements).

/3/ In 2000, research and development expenses exclude the impact of $25 million for in-process research and development charges related to acquisitions (see
    Note 2 of Notes to Consolidated Financial Statements).

Total revenue decreased 1% in 2001 versus the prior year, but increased 2% on a constant currency basis. Revenues reflect declines from exited businesses and the impact of the slowing United States (U.S.) economy on capital spending, offset by the strength of our Financial Self Service solutions in the EMEA and Asia/Pacific regions. Total revenue declines in 2001 of 4% in the Americas region and 12% in Japan were partially offset by growth in the EMEA and Asia/Pacific regions of 6% and 9%, respectively. On a constant currency basis, 2001 revenues increased 9% in the EMEA region and 16% in the Asia/Pacific region, contrasted to a 1% decline in Japan. Operating income excluding special items declined 13% in 2001 compared to 2000. The decrease is attributable to a lower mix of higher margin product revenue versus service revenue and lower customer services margin as a percentage of revenue, partially offset by our efforts to reduce operating expenses.

In 2000, total revenue decreased 4% compared to 1999. On a constant currency basis, total revenue decreased 1% in 2000 versus the prior-year period. The decline in 2000 revenue primarily reflected the impact of exited businesses, but was also impacted by the termination of services associated with equipment retired as a result of Year 2000 replacement and economic slowing in the U.S. retail industry. The decline in 2000 revenue was partially offset by growth in our Data Warehousing solutions. By geographic region, revenues in 2000 decreased from the prior year 2% in the Americas region, 6% in Japan and 13% in the EMEA region, in contrast to a 24% increase in the Asia/Pacific region. The 33% increase in income from operations in 2000 reflected continued improvement in gross margin as a percentage of revenue, particularly in our Data Warehousing solutions, and reductions in operating expenses.

Data Warehousing Solutions
--------------------------
Data Warehousing solutions, built on our advanced Teradata data warehouse and data mining software and complemented by customer relationship management applications, help businesses synthesize large volumes of information about customers, suppliers and partners, allowing more accurate business decisions. Combining hardware, software, professional consulting services, customer support services and products from leading technology firms, our Data Warehousing solutions are designed to enable businesses, across a multitude of industries, to quickly leverage detailed data into actionable opportunities.

The following table presents Data Warehousing solutions (including customer services maintenance) revenue and total operating loss for the years ended December 31 (excluding the impact of special items previously described):

In millions                                                     2001               2000               1999
                                                            -----------        -----------        -----------
Data Warehousing revenue                                    $    1,149         $    1,134           $    900
Data Warehousing operating loss                                    (32)               (34)              (142)

Data Warehousing revenues increased 1% in 2001 compared to 2000 despite the challenging economic environment. During 2001, the adverse impact of the economy on capital spending resulted in a decline in product upgrade revenues offset by growth in professional consulting services as customers sought to leverage more from their existing data warehouses. In addition, customer services maintenance revenue increased as a result of growth in our customer base. Data Warehousing solutions experienced revenue growth in all regions except Japan. The operating loss in 2001 versus 2000 decreased slightly due to a lower expense structure offset partially by a lower mix of higher margin hardware and software products, versus lower margin professional services. In 2000, revenue increased 26% compared to 1999 due primarily to existing customer upgrades and new customer sales growth. The decreased operating loss in 2000 from 1999 was the result of higher volume and significant improvement in gross margin as a percentage of revenue.

We expect revenue growth as the economy improves, which when combined with our continued focus on operational efficiency and expense management, should position Data Warehousing solutions to deliver operating profitability in 2002.

Financial Self Service Solutions
--------------------------------
Providing a complete line of ATMs, and related software and services, Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions. Incorporating advanced features such as web enablement, automated check cashing and deposit, bill payment and the sale of non-cash items, Financial Self Service solutions enable businesses to reduce costs, generate new revenue streams and build customer loyalty.

The following table presents Financial Self Service solutions (including customer services maintenance) revenue and total operating income for the years ended December 31 (excluding the impact of special items previously described):

In millions                                            2001               2000                1999
                                                   -------------      -------------       -------------
Financial Self Service revenue                         $   1,615          $   1,511           $   1,565
Financial Self Service operating income                      249                201                 224

Financial Self Service solutions revenues increased 7% in 2001 compared to 2000. Revenue growth versus the prior year was driven by growth in the Asia/Pacific region, particularly in the emerging markets of India and China, and growth in Europe, aided by sales of euro conversion kits, partially offset by slight declines in the Americas region. Revenue growth in 2001 was also attributable to increased customer services maintenance revenues resulting from selling extended services and realizing a higher capture rate for new installations. Operating income in 2001 increased 24% versus the prior year due primarily to higher volume and lower expenses. In 2000, revenues decreased 3% compared to 1999. The decline was due to the impact of currency fluctuations, as well as a decrease in customer services maintenance revenue driven by the retirement of equipment as a result of Year 2000 replacement. The operating income decline in 2000 was due to lower revenue and gross margin as a percentage of revenue.

By continuing to leverage our worldwide service and manufacturing presence, and our focus on expense management, we are positioned to deliver efficient, timely and lower-cost Financial Self Service solutions to our customers. Accordingly, we expect to deliver consistent operating margins while maintaining or modestly growing revenue in 2002.

Retail Store Automation Solutions
---------------------------------
Combining our retail industry expertise, software and hardware technologies, and implementation, consulting and maintenance services, Retail Store Automation solutions deliver traditional retail solutions such as point-of-sale workstations and scanners, as well as advanced solutions in the emerging areas of self-checkout technologies, web-enabled kiosks and electronic shelf labels. Our Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels for retailers.

The following table presents Retail Store Automation solutions (including customer services maintenance) revenue and total operating income (loss) for the years ended December 31 (excluding the impact of special items previously described):

In millions                                            2001               2000                1999
                                                    ----------         ----------          ----------
Retail Store Automation revenue                      $   1,272          $   1,359           $   1,435
Retail Store Automation operating income (loss)              4                (17)                 20

Retail Store Automation revenues decreased 6% in 2001 compared to 2000. The overall revenue decline was primarily the result of decreased revenues in the Americas region as U.S. economic conditions continued to impact the capital spending of retailers on traditional Retail Store Automation solutions. Partially offsetting this effect, we experienced significant growth in revenues from our advanced self-checkout solution as retailers focused limited capital spending on projects with attractive returns on investment. The improvement in operating income in 2001 was primarily the result of expense reductions offset partially by lower sales. In 2000, revenues decreased 5% compared to 1999 due primarily to softness in the U.S. retail industry, and declines in Japan and the EMEA region, offset partially by growth in the Asia/Pacific region. The operating income decline in 2000 was primarily the result of lower sales.

We expect the weak U.S. economy to have a continued impact on the results of our Retail Store Automation solutions. Revenue declines in our traditional solutions are expected to outpace growth in our advanced solutions. The continued shift in revenue mix from traditional solutions to higher margin advanced solutions, combined with ongoing expense management, will better position Retail Store Automation solutions for improved profitability when the U.S. economy improves.

Systemedia
----------
Systemedia develops, produces and markets a complete line of business consumables. These products include paper rolls for ATMs and point-of-sale workstations, labels, paper products, and imaging supplies for ink jet, laser, impact and thermal-transfer printers. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

The following table presents Systemedia revenue and total operating income for the years ended December 31 (excluding the impact of special items previously described):

In millions                                            2001               2000                1999
                                                    ----------        ----------          ----------
Systemedia revenue                                  $      503        $      502          $      506
Systemedia operating income                                  9                15                  30

Systemedia revenues remained relatively flat in 2001 compared to 2000. On a constant currency basis, Systemedia revenues increased 3%. Growth in the Americas region was offset by declines in Japan, and the EMEA and Asia/Pacific regions. Operating income declined in 2001 primarily due to continued competitive pricing pressures impacting gross margin yield, offset partially by lower operating expenses. In 2000, revenues decreased 1% compared to 1999 due primarily to currency fluctuations and weakness in the U.S. retail industry. Operating income declined in 2000 due to competitive pricing pressures impacting gross margin yield and increasing paper prices.

Payment and Imaging Solutions
-----------------------------
Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment. Payment and Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial industry businesses increase efficiency and reduce operating costs.

The following table presents Payment and Imaging solutions (including customer services maintenance) revenue and total operating income for the years ended December 31 (excluding the impact of special items previously described):

In millions                                                 2001                2000               1999
                                                         ----------          ----------         ----------
Payment and Imaging revenue                              $      301          $      304         $      324
Payment and Imaging operating income                             44                  42                 17

Payment and Imaging revenues declined 1% in 2001 compared to 2000. Revenues declined in the Asia/Pacific and Americas regions, in contrast to revenue growth in the EMEA region and Japan. The decline in the Americas region was primarily due to the fourth-quarter sale of our item processing outsourcing business (see
Note 2 of Notes to Consolidated Financial Statements). The operating income increase of 5% in 2001 was primarily driven by lower operating expenses. In 2000, revenues decreased 6% compared to 1999 due to our decision to focus efforts in more profitable geographic areas. The operating income improvement in 2000 was driven by gross margin improvement and reductions in operating expenses.

Gross Margin

Gross margin as a percentage of revenue (excluding the impact of special items previously described) decreased 1.6 percentage points in 2001 versus the prior year. Product gross margin declined 1.0 percentage point and service gross margin decreased 1.7 percentage points in 2001. Product gross margin declined due primarily to a lower mix of Data Warehousing hardware revenues versus Retail Store Automation and Financial Self Service hardware revenues. The decline in service gross margin was primarily due to underutilization of our customer services resource infrastructure resulting from the slower economy and its effect on the retail and telecommunication industries. Gross margin as a percentage of revenue increased 1.4 percentage points in 2000 compared to 1999. The gross margin increase in 2000 consisted of a 0.8 percentage point increase in product gross margin and a 1.9 percentage point increase in service gross margin. The improvement in product gross margin in 2000 was primarily due to increased sales within our higher-margin solutions, such as Data Warehousing, and decreased sales of lower-margin products within our exited businesses. Service gross margin in 2000 increased due to improved professional consulting and transactional support services margins within our key solutions.

Operating Expenses

Selling, general and administrative expenses (excluding the impact of special items previously described) decreased $54 million or 4% in 2001 compared to 2000. The decrease in 2001 was primarily due to cost infrastructure improvements and curtailment of discretionary spending, offset partially by increases in general and administrative expenses relating to incremental amortization of goodwill from acquisitions. In 2000, selling, general and administrative expenses declined $27 million or 2% versus 1999. The decrease in 2000 was primarily due to lower selling expenses and employee reductions related to the 1999 restructuring plan, offset partially by increased goodwill amortization related to acquisitions and marketing expenses. As a percentage of revenue, selling, general and administrative expenses were 21.5%, 22.3% and 21.9% in 2001, 2000 and 1999, respectively.

Total goodwill amortization recorded in operating expenses was $67 million, $33 million and $20 million in 2001, 2000 and 1999, respectively. Excluding goodwill amortization, selling, general and administrative expenses decreased $88 million or 7% in 2001 versus 2000, and $40 million or 3% in 2000 versus 1999. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," NCR will no longer amortize goodwill beginning January 1, 2002 (see Note 1 of Notes to Consolidated Financial Statements).

Research and development expenses decreased $15 million or 5% in 2001 compared to the prior year. The decline in 2001 related to the rationalization of our spending and the elimination of duplicative expenses in our customer relationship management software, which primarily resulted from the finalization of integrating our 2000 acquisition of Ceres Integrated Solutions, LLC. Research and development expenses decreased $33 million or 10% in 2000 versus 1999, representing spending reductions in non-key or exited businesses. As a percentage of revenue, research and development expenses were 5.0%, 5.2% and 5.5% in 2001, 2000 and 1999, respectively.

Income Before Income Tax

Operating income (excluding the impact of special items previously described) was $234 million in 2001 versus operating income of $270 million and $203 million in 2000 and 1999, respectively. The 13% decline in operating income in 2001 reflected a lower mix of higher margin product revenue versus service revenue and lower customer services margin as a percentage of revenue, partially offset by our efforts to reduce operating expenses. The net benefit to operating results from the combined pension, postretirement and postemployment benefit plans and associated investments was $19 million less favorable in 2001 versus 2000. The net benefit from the combined pension, postretirement and postemployment benefit plans and associated investments was $26 million more favorable in 2000 versus 1999.

Interest expense was $18 million in 2001, $13 million in 2000 and $12 million in 1999. Other expense, net, was $44 million in 2001, and consisted primarily of a $40 million charge related to an environmental matter, $7 million of goodwill amortization expense, and $16 million of investment basis write-downs for losses that were considered to be other than temporary. These expenses were partially offset by $10 million of interest income and $20 million of other income representing both a gain from the sale of our account and item processing outsourcing businesses and a gain related to the demutualization of one of our health insurance providers. Other income, net, was $83 million and $169 million in 2000 and 1999, respectively. In 2000, other income, net, consisted primarily of $48 million in gains from facility sales, $31 million of interest income and $6 million in goodwill amortization expense. In 1999, other income, net, included $118 million in gains from facility sales (of which $98 million represented significant gains on the sale of two facilities), $26 million of interest income and $3 million in goodwill amortization expense, among other things.

Income Tax

Income tax benefit was $97 million in 2001 compared to income tax expense of $97 million in 2000 and income tax benefit of $102 million in 1999. The income tax benefit in 2001 included a $138 million benefit due primarily to a favorable resolution of international income tax issues. The 1999 income tax benefit was the result of a $232 million reduction in our U.S. deferred tax valuation allowance resulting from sustained profitability of our U.S. operations. Our effective tax rate was approximately 33% for 2001 excluding the impact of the provision for loans and receivables related to CCC, acquisition-related integration costs, a charge related to an environmental matter, the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the benefit from the favorable resolution of international income tax issues. Our effective tax rate was approximately 33% and 38% for 2000 and 1999, respectively, excluding restructuring and other related charges, acquisition-related integration and in-process research and development charges, the tax valuation release, and significant gains from dispositions of assets. We expect our effective tax rate for 2002 to be approximately 30%.

Financial Condition, Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments totaled $336 million at December 31, 2001, compared to $357 million and $763 million at December 31, 2000 and 1999, respectively. The significant decrease in 2000 was primarily due to business acquisitions and investments totaling $319 million.

We generated cash from operations of $146 million, $171 million and $607 million in 2001, 2000 and 1999, respectively. The cash generated from operations in 2001 was driven primarily by operating results and improved asset management, partially offset by disbursements for employee severance and pension. Receivable balances decreased $212 million in 2001 compared to an $80 million increase in 2000 and a $358 million decrease in 1999. The decrease in receivables in 2001 versus the prior year was primarily attributable to lower fourth-quarter revenues, incremental factoring of approximately $18 million and a continued focus on collections. Inventory balances decreased $8 million, $28 million and $85 million in 2001, 2000 and 1999, respectively. The cash generated from operations in 2000 was driven primarily by operating results, partially offset by disbursements for employee severance and pension. In 1999, the cash generated from operations was primarily due to improved operating results and dramatic asset management improvements, partially offset by disbursements for employee severance and pension.

Net cash used in investing activities was $233 million, $367 million and $326 million in 2001, 2000 and 1999, respectively. The net use of cash in investing activities in 2001 primarily represented net expenditures for property, plant and equipment, and reworkable service parts. In 2001, we reduced net short-term investments by $9 million compared to a reduction of $182 million in 2000 and an increase of $165 million in 1999. In 2000, we reduced our short-term investment position to fund acquisition activities. Capital expenditures excluding expenditures for reworkable service parts were $141 million, $216 million and $187 million for the years ended 2001, 2000 and 1999, respectively. Proceeds from sales of property, plant and equipment are primarily driven by initiatives to reduce our excess real estate.

In 2001, net cash generated from financing activities was $87 million compared to uses of $7 million and $194 million in 2000 and 1999, respectively. In 2001, the purchase of NCR common stock used $60 million versus $110 million in 2000 and $269 million in 1999. Short- and long-term debt provided $41 million in aggregate in 2001 compared to a $14 million use in 2000 and a $6 million use in 1999.

In the normal course of business, we enter into various contractual and other commercial commitments that impact or can impact the liquidity of our operations. The following table outlines our commitments at December 31, 2001:

                                              Total  Less than    1-3    4-5   Over 5
In millions                                  Amounts  1 Year     Years  Years   Years
                                            -----------------------------------------
Long-term debt                              $      8 $      -    $   2  $   -  $    6
Capital lease obligations                          2        -        1      -       1
Operating leases (non-cancelable)                334       59       92     55     128
Short-term borrowings                            138      138        -      -       -
                                            -----------------------------------------
Total Contractual                           $    482 $    197    $  95  $  55  $  135
                                            =========================================

Unused lines of credit/1/                   $    667 $    266    $   1  $ 400  $    -
Standby letters of credit and surety bonds       118       45        -     73       -
Corporate guarantees                              55        7        6      -      42
Other commitments                                  4        -        4      -       -
                                            -----------------------------------------
Total Commerical                            $    844 $    318    $  11  $ 473  $   42
                                            =========================================


/1/ Includes unused bank overdraft and other uncommitted funds of $56 million.

In 1996, we entered into a $600 million five-year, unsecured revolving credit facility with a syndicate of financial institutions which was scheduled to mature in November 2001. In October 2001, we terminated the $600 million credit facility and entered into a $200 million 364-day unsecured revolving credit facility with a one year term-out option and a $400 million five-year unsecured revolving credit facility, both with a syndicate of financial institutions. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2001, 2000 or 1999.

We believe that cash flows from operations, the credit facilities (existing or future arrangements) and other short- and long-term debt financings, if any, will be sufficient to satisfy our future working capital, research and development, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in Management's Discussion and Analysis of Financial Condition and Results of Operations. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Factors That May Affect Future Results

This Annual Report on Form 10-K, NCR's 2001 Annual Report to Stockholders (including the Chairman's letter), and other documents that we file with the Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Competition
-----------

Our ability to compete effectively within the technology industry is critical to our future success.

We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. In addition, this intense competition increases pressure on gross margins that could impact our business and operating results. Our competitors include other large, successful companies in the technology industry such as:
International Business Machines Corporation (IBM), Oracle Corporation, Unisys Corporation, Diebold, Inc. and Wincor Nixdorf Gmbh & Co., some of which have widespread penetration of their platforms and service offerings. In addition, we compete with companies in niche markets such as advanced retail solutions and entry-level ATMs. If we are unable to compete successfully, the demand for our solutions, including products and services would decrease. Any reduction in demand could lead to fewer customer orders, a decrease in the prices of our products and services, reduced revenues, reduced margins, operating inefficiencies, reduced levels of profitability and loss of market share.

Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from web-enabled kiosks to enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment which includes the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high quality, high availability network services; market and sell all of our solutions effectively; and produce and deliver solutions at competitive operating margins.

Introduction of New Solutions
-----------------------------

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future success depends on our ability to develop and introduce new solutions that our customers choose to buy. If we are unable to develop new solutions, our business and operating results would be impacted. This includes our efforts to rapidly develop and introduce data warehousing software applications. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly. It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our self-checkout technologies, electronic shelf labels and full-function ATMs and outsourcing solutions, our operating results would be impacted.

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

We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX(R) and Microsoft Windows NT(R). Certain parts and components used in the manufacture of our ATMs and the delivery of some of our Retail Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, services and skills. Many different relationships are formed by these alliances such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products to our customers in connection with our solutions. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. The failure of third parties to provide high quality products or services that conform to the required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis and impact our business and operating results.

Acquisitions and Alliances
--------------------------

Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations.

It is our policy not to discuss or comment upon negotiations regarding such business combinations or divestitures until a definitive agreement is signed or circumstances indicate a high degree of probability that a material transaction will be consummated, unless the law requires otherwise.

Operating Result Fluctuations
-----------------------------

Our revenues and operating results could fluctuate for a number of reasons.

Future operating results could continue to be subject to fluctuations based on a variety of factors, including:

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

Cost/Expense Reductions. We are actively working to manage our costs and expenses to continue to improve operating profitability without jeopardizing the quality of our products. We are also striving to become the leading, low-cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, implement Six Sigma /(R)/ practices, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

Multinational Operations
------------------------

Continuing to generate substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals.

Currently, approximately 57% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets, as evidenced by the recent economic slowing in the U.S. retail and global telecommunications industries; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, or on the timing of purchases by our customers.

Employees
---------

Hiring and retaining highly qualified employees helps us to achieve our business objectives.

Our employees are vital to our success, and our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. If we are not able to attract or retain highly qualified employees in the future, our business and operating results could be impacted.

Intellectual Property
---------------------

As a technology company, our intellectual property portfolio is key to our future success.

Our intellectual property portfolio is a key component of our ability to be a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws, and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business would be impacted. Moreover, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend and, if an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Environmental
-------------

Our historical and ongoing manufacturing activities subject us to environmental exposures.

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 9 of Notes to Consolidated Financial Statements, and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

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

Key Accounting Policies

Revenue Recognition
-------------------

We are a solutions company that provides our customers with hardware, software, professional consulting services and customer support services. Consistent with other companies that provide similar solution offerings, revenue recognition is often complex and subject to multiple accounting pronouncements including Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), Statement of Position No. 97-2, "Software Revenue Recognition" (SoP 97-2) and related interpretations. We have described below our policy for revenue recognition which we believe is consistent with accounting principles generally accepted in the United States of America.

In general, we consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

For our solutions, hardware and software revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Revenue is not recognized until the customer has use of the products, including both the hardware and software components. Other than a few small software businesses we operate, which generate approximately 1% of our annual revenue, we do not sell our software products without the related hardware as our software products are embedded in the hardware we sell. Our typical solution requires no significant production, modification or customization of the software or hardware that is essential to the functionality of the products other than installation for our more complex solutions. For these complex solutions, revenue is deferred until the installation is complete.

As a solutions provider, our sales arrangements often include services in addition to hardware and software. These services could include hardware maintenance, upgrade rights, customer support and professional consulting services. For sales arrangements that include bundled hardware, software and services, we account for any undelivered service offering as a separate element of a multiple-element arrangement. These services are typically not essential to the functionality of the hardware and software. Revenue amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. For these services, revenue is typically recognized ratably over the period benefited or when the services are complete. If the services are essential to the functionality of the hardware and software, revenue from the hardware and software components is deferred until the essential services are complete.

Use of Estimates
----------------

As a result of our complex business, global scope and size, we are required to make significant estimates in preparing our financial statements. As described in Note 1 of Notes to Consolidated Financial Statements, actual results could differ from the amounts estimated and recorded in such statements. A description of each of our more significant estimates follows:

Provisions for Doubtful Accounts. We establish provisions for doubtful accounts using percentages of our accounts receivable balance as an overall proxy to reflect historical average credit losses and specifically provision for known issues. Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses in excess of the provisions established.

Inventory Reserves. We maintain inventory at the lower of average cost or net realizable value. Excess and obsolete reserves are established based on forecasted usage, orders, technological obsolescence and inventory aging. If our estimates related to forecasted usage are inaccurate, if orders are canceled or if changes in technology impact demand for our products in an unforeseen manner, we could be exposed to potentially significant losses in excess of the reserves established.

Warranty Reserves. We accrue warranty reserves using percentages of revenue as an overall proxy to reflect our historical average warranty claims. Given our experience, we believe that the reserves for potential warranty claims are adequate, but if one or more of our larger customers were to make unexpected warranty claims, we could be exposed to potential losses in excess of the provisions established.

Investments in Marketable Securities. We classify our marketable securities as available-for-sale and account for them at fair value with net unrealized gains or losses reported, net of tax, within stockholders' equity. If a decline in the fair value of a marketable security is deemed by us to be other than temporary, the cost basis of the investment is written down to estimated fair value, and the amount of the write-down is included in the determination of income. If our estimates of fair value are inaccurate, we could be exposed to potentially significant losses up to the cost basis of the marketable equity securities.

Long-Lived Assets. Long-lived assets such as property, plant and equipment, goodwill, software and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If our estimates about future undiscounted cash flows or useful lives were to change, we could be exposed to potentially significant losses.

Pension, Postemployment and Postretirement. We estimate the expected return on plan assets, discount rate, involuntary turnover rate, rate of compensation increase and future health care costs, among other things, and rely on actuarial estimates, to assess the future potential liability and funding requirements of our pension, postemployment and postretirement plans. These estimates, if incorrect, could have a significant impact on our consolidated financial position, results of operations or cash flows.

Environmental and Legal Contingencies. We accrue legal and environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. If we are able to determine that the amount of the liability is likely to fall into a range and no amount within that range can be determined to be the better estimate, we accrue at the minimum amount of the range. Our ultimate liability could be significantly greater than the amounts currently reserved for in the consolidated financial statements.

Income Taxes. We estimate our tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. Our estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as judgments regarding the realization of deferred tax assets. If our provisions for current or deferred taxes are not adequate, if we are unable to realize certain deferred tax assets or if the tax laws change unfavorably, we could experience potentially significant losses in excess of the established provisions. Likewise, if our provisions for current and deferred taxes are in excess of those eventually needed, if we are able to realize additional deferred tax assets or if tax laws change favorably, we could experience potentially significant gains (see Note 5 of Notes to Consolidated Financial Statements).

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of NCR and our majority-owned subsidiaries. Long-term investments in affiliated companies in which we own between 20% and 50%, and therefore exercise significant influence, but which we do not control, are accounted for using the equity method. Investments in which we do not exercise significant influence (generally, when we have an investment of less than 20% and no representation on the company's Board of Directors) are accounted for using the cost method. We eliminate all significant intercompany transactions and accounts. We do not have any special purpose entities whose financial results are not included in the consolidated financial statements.

During the year, we did not participate in any material transactions with a related party, including members of the Board of Directors, executive officers, key employees or former employees.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 138
---------------------------------------------------------------
We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (SFAS 138), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which we are hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will generally be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the underlying hedged item. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses recorded in other comprehensive income to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses recognized in earnings in the current period.

On January 1, 2001, we recorded net-of-tax, cumulative-effect-type losses of $6 million and $4 million, in accumulated other comprehensive income and net income, respectively, to recognize at fair value all derivative instruments that were designated as hedging instruments.

Statement of Financial Accounting Standards No. 141
---------------------------------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations entered into after the effective date of July 1, 2001, be accounted for by the purchase method. It further defines criteria for recognition of intangible assets apart from goodwill and disclosure requirements for business combinations. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 142
---------------------------------------------------
In July 2001, the FASB issued SFAS 142. SFAS 142, which supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives. It establishes a requirement that goodwill and other intangible assets with indefinite lives be tested at least annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and other intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. In 2002, we expect to recognize annual amortization expense savings of approximately $70 million, of which less than $5 million would have been recognized in other expense. We are currently evaluating the goodwill asset under the SFAS 142 transitional impairment test and has not yet determined whether there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

Statement of Financial Accounting Standards No. 143
---------------------------------------------------
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 144
---------------------------------------------------
In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Item 7.(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the U.S., and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures to changes in currency exchange rates, we enter into various derivative financial instruments such as forward contracts and options. These instruments generally mature within 12 months. At inception, select derivative instruments are designated as cash-flow hedges of inventory purchases and sales, and of certain financing transactions that are firmly committed or forecasted. Gains and losses on qualifying cash-flow hedge transactions are deferred and recognized in the determination of income when the underlying transactions are realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. Due to the adoption of SFAS 133 on January 1, 2001, the 2000 sensitivity data has been restated to conform to the 2001 presentation. As of December 31, 2001 and 2000, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $41 million increase or a $25 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $9 million decrease or an $8 million decrease in the fair value of the hedge portfolio as of December 31, 2001 and 2000, respectively.

The interest rate risk associated with our borrowing and investing activities at December 31, 2001 was not material in relation to our consolidated financial position, results of operations or cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

The only financial instruments that we utilize that are not exchange traded are foreign exchange forward contracts and options that we purchase exclusively from large financial institutions. We record these contracts on our balance sheet at fair market value based upon market-price quotations from the financial institutions. Accordingly, we do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, and that would have a material impact on our financial results.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the recent downturn in the U.S. economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At December 31, 2001 and 2000, we did not have any major concentration of credit risk related to financial instruments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of NCR, the notes to such financial statements, the report of PricewaterhouseCoopers LLP dated January 19, 2002 and the selected financial data appearing on pages 19-43 of NCR's 2001 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISLCOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item with respect to directors of NCR is included on pages 5-7 of NCR's Proxy Statement, dated March 13, 2002, and is incorporated herein by reference. In addition, the following information is provided with respect to Dr. Mitsch, one of NCR's directors who has chosen to retire and not stand for reelection at the Company's 2002 Annual Meeting of
Stockholders:

Ronald A. Mitsch, 67, was the Vice Chairman and Executive Vice President of Minnesota Mining and Manufacturing Company ("3M"), a global, diversified manufacturing company, from 1995 until November 1998. Dr. Mitsch was also 3M's Executive Vice President, Industrial and Consumer Markets and Corporate Services, from 1991 until November 1998. Dr. Mitsch was a director of 3M until May 1999. He currently serves as a director of Lubrizol Corporation, Material Sciences Corporation, WTC Industries, Inc., Dandy Golf Corporation, GaMra Composites, Inc., and Interactive Sports Provider Network. He became a director of NCR on January 1, 1997.

Information regarding executive officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company's executive officers and directors is included in the material captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of NCR's Proxy Statement, dated March 13, 2002, and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 16-19 of NCR's Proxy Statement, dated March 13, 2002, and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 8-9 of NCR's Proxy Statement, dated March 13, 2002, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" on pages 4-5 of NCR's Proxy Statement, dated March 13, 2002, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

                                                                                          Pages In
                                                                                     Annual Report
                                                                                  to Stockholders*
(a) The following documents are filed as part of this report:
    (1) Financial Statements:
        Report of Independent Accountants...............................................        19
        Consolidated Statements of Income for the Years Ended
         December 31, 2001, 2000 and 1999...............................................        20
        Consolidated Balance Sheets at December 31, 2001 and 2000.......................        21
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999...............................................        22
        Consolidated Statements of Changes in Stockholders' Equity for the Years
         Ended December 31, 2001, 2000 and 1999.........................................        23
        Notes to Consolidated Financial Statements......................................     24-42
        Selected Financial Data for the Years Ended
         Decmber 31, 2001, 2000, 1999, 1998 and 1997....................................        43

    (2) Financial Statement Schedule:
        Report of Independent Accountants on Financial
         Statement Schedule
        For each of the three years in the period ended December 31, 2001:
        Schedule II - Valuation and Qualifying Accounts

* Incorporated by reference from the indicated pages of NCR's 2001 Annual Report to Stockholders. All other schedules are omitted because they are not applicable or the required information is found in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed in 2001.

(c) Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.        Description
----------         -----------

3.1 Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 NCR Annual Report')).

3.2 Bylaws of NCR Corporation, as amended and restated on June 25, 2001 (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.1 Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 NCR Annual Report")).

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

10.3 Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4 Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5 Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc.(Exhibit 10.6 to the Lucent Registration Statement).

10.6         NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual
             Report).

10.7         NCR WorldShares Plan (Exhibit 10.9 to the 1996 NCR Annual Report).

10.8.1 The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the "NCR Registration Statement")).

10.8.2 Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.9 NCR Change-in-Control Severance Plan for Executive Officers (Exhibit 10.16 to the 1996 NCR Annual Report).

10.10 Change-in-Control Agreement by and between NCR and Lars Nyberg (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.11 NCR Director Compensation Program (Exhibit 10.18 to the 1996 NCR Annual Report).

10.11.1      First Amendment to the NCR Director Compensation Program (Exhibit
             10.14.1 to the 1999 NCR Annual Report).

10.11.2      Second Amendment to the NCR Director Compensation Program (Exhibit
             10.14.2 to the 1999 NCR Annual Report).

10.12        NCR Management Incentive Program (Exhibit 10.19 to the 1996 Annual
             Report).

10.13 NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31,
             1998).

10.14 NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.15 NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.16.1 Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25,
             2000).

10.16.2 Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000 (Exhibit 10.1(b) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16.3 Second Amendment to Agreement and Plan of Merger by NCR Corporation and NCR Merger Sub Parent, Inc. dated May 1, 2001 (Exhibit 10.1(c) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17 Employment Agreement with Lars Nyberg (Exhibit 10.22 to the 1999 NCR Annual Report).

10.18        Amended Letter Agreement with Lars Nyberg dated January 23, 2002.

10.19 Letter Agreement dated June 20, 2000 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20 Letter Agreement dated October 18, 2000 (Exhibit 10.26 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

10.21 Letter Agreement dated January 15, 2001 (Exhibit 10.27 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

10.22 Letter agreement dated June 18, 2001 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.23 Letter agreement effective August 20, 2001 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

13           Pages 19-43 of NCR's 2001 Annual Report to Stockholders.

21           Subsidiaries of NCR Corporation.

23.1         Consent of independent accountants.

NCR will furnish, without charge, to a security holder upon written request a copy of the 2001 Annual Report to Stockholders and the 2002 Proxy Statement, portions of which are incorporated herein by reference. NCR will furnish any other exhibit at cost. Document requests are available by calling or writing to:

   NCR - Investor Relations
   1700 S. Patterson Boulevard
   Dayton, OH 45479
   Phone:  937-445-5905
   investor.relations@ncr.com
   http://www.ncr.com/investors/invest_rel.htm

                                 NCR Corporation

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

                                               Column A      Column B       Column C      Column D     Column E
                                               --------      --------       --------      --------     --------
                                                                   Additions

                                               Balance at    Charged to    Charged to                   Balance
                                               Beginning      Costs &        Other                       at End
                 Description                   of Period     Expenses       Accounts     Deductions    of Period
                 -----------                   ---------     --------       --------     ----------    ---------
Year Ended December 31, 2001
    Allowance for doubtful accounts              $  24        $    67       $      -        $   37       $   54
    Deferred tax asset valuation allowance         304              -              -            23          281
    Inventory valuation reserves                    53             25              -            28           50


Year Ended December 31, 2000
    Allowance for doubtful accounts              $  31        $    17       $      -        $   24       $   24
    Deferred tax asset valuation allowance         285              -             19             -          304
    Inventory valuation reserves                    67             27              -            41           53
    Reserves related to business restructuring      73              -            (37)           36            -


Year Ended December 31, 1999
    Allowance for doubtful accounts              $  47        $     7       $      -        $   23       $   31
    Deferred tax asset valuation allowance         498             59              -           272          285
    Inventory valuation reserves                    93             21              -            47           67
    Reserves related to business restructuring       -             83              -            10           73

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NCR Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 19, 2002, appearing in the 2001 Annual Report to Stockholders of NCR Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dayton, Ohio
January 19, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NCR CORPORATION

Date:  March 13, 2002                     By:

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

Signature                           Title
---------                           -----

/s/ Lars Nyberg
------------------------------
Lars Nyberg                         Chairman of the Board, Chief Executive
                                    Officer and President

/s/ Earl Shanks
------------------------------
Earl Shanks                         Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)

/s/ David R. Holmes
------------------------------
David R. Holmes                     Director

/s/ Linda Fayne Levinson
------------------------------
Linda Fayne Levinson                Director

/s/ James R. Long
------------------------------
James R. Long                       Director

/s/ Ronald A. Mitsch
------------------------------
Ronald A. Mitsch                    Director

/s/ C.K. Prahalad
------------------------------
C.K. Prahalad                       Director

/s/ James O. Robbins
------------------------------
James O. Robbins                    Director

/s/ William S. Stavropoulos
------------------------------
William S. Stavropoulos             Director


Date:  March 13, 2002