Form 10-Q
period 2002-03-31
NCR CORP
filed 2002-05-07
CIK 70866

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

                  For the quarterly period ended March 31, 2002

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

Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2002 was 98,479,673.

                                TABLE OF CONTENTS

                          PART I. Financial Information

                                  Description                                      Page
                                  -----------                                      ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2002 and 2001                                 3

          Condensed Consolidated Balance Sheets (Unaudited)
          March 31, 2002 and December 31, 2001                                       4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 2002 and 2001                                 5

          Notes to Condensed Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                19


                           PART II. Other Information

                                  Description                                      Page
                                  -----------                                      ----

Item 4.   Submission of Matters to a Vote of Security Holders                       20

Item 6.   Exhibits and Reports on Form 8-K                                          21

          Signatures                                                                22

                          Part I. Financial Information

Item 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      In millions, except per share amounts

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                            --------------------------------
                                                                                                 2002             2001
                                                                                            ---------------  ---------------
Product revenue                                                                              $         612    $         690
Service revenue                                                                                        635              686
                                                                                            ---------------  ---------------
Total revenue                                                                                        1,247            1,376
                                                                                            ---------------  ---------------

Cost of products                                                                                       400              442
Cost of services                                                                                       497              524
Selling, general and administrative expenses                                                           285              353
Research and development expenses                                                                       56               76
                                                                                            ---------------  ---------------
Total operating expenses                                                                             1,238            1,395
                                                                                            ---------------  ---------------

Income (loss) from operations                                                                            9              (19)

Interest expense                                                                                         2                4
Other expense, net                                                                                       1                3
                                                                                            ---------------  ---------------

Income (loss) before income taxes and cumulative effect of accounting change                             6              (26)

Income tax expense (benefit)                                                                             2             (147)
                                                                                            ---------------  ---------------

Income before cumulative effect of accounting change                                                     4              121
Cumulative effect of accounting change, net of tax                                                       -               (4)
                                                                                            ---------------  ---------------
Net income                                                                                   $           4    $         117
                                                                                            ===============  ===============

Net income per common share
  Basic before cumulative effect of accounting change                                        $        0.04    $        1.26
  Cumulative effect of accounting change                                                                 -            (0.04)
                                                                                            ---------------  ---------------
  Basic                                                                                      $        0.04    $        1.22
                                                                                            ===============  ===============

  Diluted before cumulative effect of accounting change                                      $        0.04    $        1.22
  Cumulative effect of accounting change                                                                 -            (0.04)
                                                                                            ---------------  ---------------
  Diluted                                                                                    $        0.04    $        1.18
                                                                                            ===============  ===============

Weighted average common shares outstanding
  Basic                                                                                               97.9             95.7
  Diluted                                                                                            100.6             99.3

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      In millions, except per share amounts


                                                                                       March 31       December 31
                                                                                         2002            2001
                                                                                      ---------       -----------
Assets
Current assets
  Cash, cash equivalents and short-term investments                                   $   379          $   336
  Accounts receivable, net                                                              1,081            1,126
  Inventories, net                                                                        282              280
  Other current assets                                                                    205              221
                                                                                      -------          -------

Total current assets                                                                    1,947            1,963

Reworkable service parts and rental equipment, net                                        219              224
Property, plant and equipment, net                                                        608              629
Goodwill (Note 3)                                                                         452              457
Other assets (Note 3)                                                                   1,601            1,582
                                                                                      -------          -------

Total assets                                                                          $ 4,827          $ 4,855
                                                                                      =======          =======

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                                               $   106          $   138
  Accounts payable                                                                        334              362
  Payroll and benefits liabilities                                                        212              217
  Customer deposits and deferred service revenue                                          407              319
  Other current liabilities                                                               446              482
                                                                                      -------          -------
Total current liabilities                                                               1,505            1,518

Long-term debt                                                                              8               10
Pension and indemnity liabilities                                                         355              319
Postretirement and postemployment benefits liabilities                                    342              359
Other liabilities                                                                         561              600
Minority interests                                                                         18               22
                                                                                      -------          -------

Total liabilities                                                                       2,789            2,828
                                                                                      -------          -------

Commitments and contingencies (Note 5)

Stockholders' equity
  Preferred stock:  par value $0.01 per share, 100.0 shares
    authorized, no shares issued and outstanding at March 31,
    2002 and December 31, 2001, respectively                                                -                -
  Common stock:  par value $0.01 per share, 500.0 shares
    authorized, 98.4 and 97.4 shares issued and outstanding at
    March 31, 2002 and December 31, 2001, respectively                                      1                1
  Paid-in capital                                                                       1,257            1,235
  Retained earnings                                                                       865              861
  Accumulated other comprehensive loss                                                    (85)             (70)
                                                                                      -------          -------

Total stockholders' equity                                                              2,038            2,027
                                                                                      -------          -------

Total liabilities and stockholders' equity                                            $ 4,827          $ 4,855
                                                                                      =======          =======


See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   In millions



                                                                                         Three Months Ended
                                                                                               March 31
                                                                                      ---------------------------
                                                                                         2002             2001
                                                                                      -----------       ---------
Operating Activities

Net income                                                                             $     4           $  117
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             80              105
  Deferred income taxes                                                                     (5)               7
  Income tax adjustment                                                                      -             (138)
  Other loss on assets, net                                                                  1                1
  Changes in assets and liabilities:
    Receivables                                                                             34              248
    Inventories                                                                             (1)             (40)
    Current payables                                                                       (45)            (184)
    Customer deposits and deferred service revenue                                          88               88
    Employee severance and pension                                                         (33)             (59)
    Other assets and liabilities                                                           (42)            (108)
                                                                                       -------           ------

Net cash provided by operating activities                                                   81               37
                                                                                       -------           ------


Investing Activities

Short-term investments, net                                                                  -              (10)
Net expenditures and proceeds for service parts                                            (23)             (25)
Expenditures for property, plant and equipment                                             (20)             (53)
Other investing activities, net                                                              5               (8)
                                                                                       -------           ------

Net cash used in investing activities                                                      (38)             (96)
                                                                                       -------           ------

Financing Activities

Purchases of company common stock                                                            -              (34)
Short-term borrowings, net                                                                 (32)              27
Long-term borrowings, net                                                                   (2)              (1)
Other financing activities, net                                                             34               34
                                                                                       -------           ------

Net cash provided by financing activities                                                    -               26
                                                                                       -------           ------


Effect of exchange rate changes on cash and cash equivalents                                 -               (9)
                                                                                       -------           ------

Increase (decrease) in cash and cash equivalents                                            43              (42)
Cash and cash equivalents at beginning of period                                           335              347
                                                                                       -------           ------

Cash and cash equivalents at end of period                                             $   378           $  305
                                                                                       =======           ======


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.   SUPPLEMENTAL FINANCIAL INFORMATION

In millions                                                          Three Months Ended
                                                                          March 31
                                                               --------------------------------
Comprehensive (Loss) Income                                         2002             2001
                                                               ---------------  ---------------
Net income                                                      $           4    $         117
Other comprehensive (loss) income, net of tax:
  Unrealized (loss) gain on securities                                     (2)               6
  Unrealized (loss) gain on derivatives                                    (1)               6
  Additional minimum pension liability                                      -               (6)
  Currency translation adjustments                                        (12)              (9)
                                                               ---------------  ---------------
Total comprehensive (loss) income                               $         (11)   $         114
                                                               ===============  ===============


In millions                                                        March 31       December 31
                                                                     2002             2001
                                                               ---------------  ---------------
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents                                       $         378    $         335
Short-term investments                                                      1                1
                                                               ---------------  ---------------
Total cash, cash equivalents and short-term investments         $         379    $         336
                                                               ===============  ===============

Inventories, Net
Work in process and raw materials                               $          85    $          82
Finished goods                                                            197              198
                                                               ---------------  ---------------
Total inventories, net                                          $         282    $         280
                                                               ===============  ===============

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
--------

NCR adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill assets upon adoption. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net income and earnings per share (basic and diluted) for the prior-year period would have been:

                                                                                                   Three Months Ended
In millions, except per share amounts                                                                   March 31
                                                                                            --------------------------------
                                                                                                 2002             2001
                                                                                            ---------------  ---------------
Net income:
Reported net income                                                                          $           4    $         117
Impact of goodwill amortization                                                                          -               16
                                                                                            ---------------  ---------------
Adjusted net income                                                                          $           4    $         133
                                                                                            ===============  ===============

Basic earnings per share:
Reported basic earnings per share                                                            $        0.04    $        1.22
Impact of goodwill amortization                                                                          -             0.17
                                                                                            ---------------  ---------------
Adjusted basic earnings per share                                                            $        0.04    $        1.39
                                                                                            ===============  ===============

Fully diluted earnings per share:
Reported fully diluted earnings per share                                                    $        0.04    $        1.18
Impact of goodwill amortization                                                                          -             0.16
                                                                                            ---------------  ---------------
Adjusted fully diluted earnings per share                                                    $        0.04    $        1.34
                                                                                            ===============  ===============

The changes in the carrying amount of goodwill by operating segment for the quarter ended March 31, 2002, are as follows:

                                                                             Balance at                        Balance at
                                                                            December 31,                       March 31,
In millions                                                                     2001         Adjustments/1/       2002
                                                                           ---------------  ---------------  ---------------
Goodwill
Data Warehousing                                                            $         77     $        (1)     $         76
Financial Self Service                                                                21              (2)               19
Retail Store Automation                                                               28              (1)               27
Systemedia                                                                            13               -                13
Payment and Imaging                                                                    4               -                 4
Other                                                                                314              (1)              313
                                                                           ---------------  ---------------  ---------------
Total Goodwill                                                              $        457     $        (5)     $        452
                                                                           ===============  ===============  ===============

/1/ The adjustments relate to foreign currency fluctuations experienced during the first three months of 2002.

As required by the adoption of SFAS 142, NCR is employing the transitional goodwill impairment test to assess the potential impairment loss of its goodwill assets. The company has not finalized its analysis, but expects to record a non-cash impairment loss of between $300 million and $350 million as a cumulative effect of accounting change in the second quarter of 2002.

Other Intangible Assets
-----------------------

Other intangible assets were specifically identified when acquired, and primarily consist of patents. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR's other intangible assets are deemed to have definite lives and are being amortized over original periods ranging from 3 to 10 years. The following table outlines the gross carrying amount and accumulated amortization for NCR's other intangible assets.

                                                      March 31, 2002
                                              -------------------------------
                                               Gross Carrying   Accumulated
In millions                                       Amount        Amortization
                                              ---------------  --------------
Other Intangible Assets

Patents                                          $        19       $      (11)
Other                                                      4               (1)
                                              --------------   --------------
Total Other Intangible Assets                    $        23       $      (12)
                                              ==============   ==============

The aggregate amortization expense for the three-month period ending March 31, 2002 was $1 million. The estimated annual amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $4 million, $4 million, $3 million, $1 million and zero, respectively.

4.  STOCK REPURCHASE PROGRAM

During the first quarter of 2002, NCR did not purchase any shares of its stock under either of the Company's repurchase programs (the systematic repurchase plan approved in December 2000 or the plan approved in October 1999). There is approximately $181 million remaining under the plan approved by NCR's Board of Directors in October 1999. During the first quarter of 2001, NCR repurchased approximately 450,000 shares of its stock for approximately $20 million as part of the systematic repurchase program authorized in December of 2000.

Following the end of the first quarter of 2002, the Company repurchased approximately 102,000 shares as part of the systematic repurchase program. These shares were repurchased on the open market at an average price of $38.08 per share.

5.  CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of March 31, 2002 cannot currently be reasonably determined.

Environmental Matters
NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, and comparable state statutes.

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and Green Bay (Fox River site) due to, among other things, sediment contamination allegedly resulting in part from NCR's former carbonless paper manufacturing in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the U.S. Environmental Protection Agency (USEPA), has formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million.

On October 2, 2001, the Wisconsin Department of Natural Resources (WDNR) and USEPA Region 5 made available for public review a Proposed Remedial Action Plan
(PRAP) for the Fox River site, along with a revised draft remedial investigation and feasibility study (RI/FS) and related documents. The PRAP segregates the Fox River into four segments and includes a fifth segment for Green Bay, describes the various remedial alternatives that were considered for the cleanup of each segment and then selects a proposed alternative. The proposed alternative in the PRAP is to dredge a total of approximately 7,250,500 cubic yards of sediment from three segments of the Fox River site, dispose of the dredged sediment in local landfills after treatment, and utilize monitored natural recovery for the other Fox River segment and for the Green Bay segment, at a total estimated cost of approximately $370 million, including a 20% contingency. (The range of estimated costs for other Fox River alternatives considered and rejected was between approximately $18 million and $1,096 million and the range of estimated costs for other Green Bay alternatives considered and rejected was between approximately $18 million and $2,454 million, all exclusive of contingencies; the latter number consists mainly of the cost of dredging the Green Bay, an action that has been characterized by WDNR as infeasible.)

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

Last year, NCR and API entered into an Interim Settlement with the Claimants, which was approved by the federal court in Wisconsin. The key terms of the Interim Settlement are as follows: (a) API/NCR will provide funds to the Claimants totaling $10.375 million per year over a four-year period for remediation or natural resource restoration activities at the Fox River site;
(b) the Claimants will not initiate an enforcement action (including natural resource damage actions or administrative orders) against API or NCR during the four-year period; and (c) before the term of the Interim Settlement expires, the Claimants and API/NCR will engage in settlement discussions regarding all claims against API/NCR at the Fox River site.

Given the numerous uncertainties regarding the cost estimates for remediation and restoration of the Fox River site and the factors bearing upon NCR's share of those costs, NCR's potential liability falls within a range as to which no amount in the range is a better estimate than any other, and even then it is not possible to estimate the high end of the range. It is possible that NCR's exposure for costs could be higher than the low end of the range, but an estimate of those amounts cannot be made. Also, a portion of NCR's potential liability at the site under CERCLA may be joint and several. If, in the future, one or more of the other PRPs described above were to become insolvent or unable to pay their respective shares, NCR could be responsible for a portion of such shares.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated costs are taken directly from the above-described PRAP), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the PRAP estimates certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements.

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

The following table presents data for revenue by operating segment (including customer services maintenance) for the periods ended March 31:

In millions                                          Three Months Ended
                                                           March 31
                                                ------------------------------
Revenue                                              2002            2001
                                                -------------   --------------

Data Warehousing                                   $      290        $     282
Financial Self Service                                    329              336
Retail Store Automation                                   235              286
Systemedia                                                115              116
Payment and Imaging                                        66               73
Other                                                     212              283
                                                -------------   --------------

Total Revenue                                      $    1,247        $   1,376
                                                =============   ==============

The following table presents data for operating income (loss) by operating segment (including customer services maintenance) for the periods ended March 31:

In millions                                                                                 Three Months Ended
                                                                                                 March 31
                                                                                    -------------------------------
Operating Income (Loss)                                                                  2002             2001
                                                                                    --------------   --------------
Data Warehousing                                                                       $        23      $        (5)
Financial Self Service                                                                          17               36
Retail Store Automation                                                                        (29)             (12)
Systemedia                                                                                       1               (1)
Payment and Imaging                                                                             12               12
Other                                                                                          (15)               8
                                                                                    --------------   --------------

Income from operations excluding goodwill amortization and special items                         9               38

Goodwill amortization in income (loss) from operations                                           -              (16)
                                                                                    --------------   --------------

Income from operations excluding special items                                                   9               22

Special items/1/                                                                                 -              (41)
                                                                                    --------------   --------------

Income (loss) from operations                                                          $         9      $       (19)
                                                                                    ==============   ==============

/1/ Special items in the first quarter of 2001 in operating income represent the provision for loans and receivables with Credit Card Center ($39 million in Financial Self Service) and integration charges related to acquisitions ($2 million in Other).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Our key solutions are Data Warehousing, Financial Self Service and Retail Store Automation. In addition, Systemedia and our Payment and Imaging solutions are reportable segments. A sixth category, Other, accumulates individually insignificant and dissimilar businesses, such as exited businesses, networking hardware and services, and managed services, which are not attributable to the formally identified reportable segments. Each segment is comprised of hardware, software, professional consulting services and customer support services.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

For comparability to the 2002 results, the three months ended March 31, 2001 exclude the effects of special items and goodwill amortization from the gross margin, operating expenses and operating income (loss) amounts presented and discussed below. Special items impacting operating loss for the first quarter of 2001 included a $39 million provision for loans and receivables related to Credit Card Center (CCC) and $2 million of acquisition-related integration charges. Goodwill amortization expense included in operating income in the first quarter of 2001 was $16 million.

In millions                                                                                           2002         2001
--------------------------------------------------------------------------------------------------------------------------
Consolidated revenue                                                                                $ 1,247        $ 1,376
Consolidated gross margin /1/                                                                           350            411
Consolidated operating expenses:
   Selling, general and administrative expenses /2/                                                     285            297
   Research and development expenses                                                                     56             76
--------------------------------------------------------------------------------------------------------------------------

Consolidated income from operations excluding goodwill amortization and special items                     9             38

Goodwill amortization                                                                                     -            (16)
--------------------------------------------------------------------------------------------------------------------------

Consolidated income from operations excluding special items                                               9             22

Special items /1,2/                                                                                       -            (41)
--------------------------------------------------------------------------------------------------------------------------

Consolidated income (loss) from operations                                                          $     9        $   (19)
==========================================================================================================================

/1/ Special items in the first quarter of 2001 excluded from consolidated gross margin represent $1 million of acquisition-related integration charges.

/2/ Special items in the first quarter of 2001 excluded from selling, general and administrative expenses represent a $39 million provision for loans and receivables related to CCC and $1 million of acquisition-related integration charges.

Revenue: Revenue for the three months ended March 31, 2002 was $1,247 million, a decrease of 9% from the first quarter of 2001. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 7%.

By key solution (including customer services maintenance), Data Warehousing experienced revenue growth of 3%, offset by revenue declines in Financial Self Service and Retail Store Automation of 2% and 18%, respectively. The improvement in Data Warehousing was driven by growth in customer service maintenance revenue attributed to the larger installed customer base. The revenue decline in Financial Self Service was due primarily to the constrained capital spending in the Americas region and a lower level of growth in the Asia-Pacific region compared to previous quarters. Retail Store Automation experienced significant revenue declines against a difficult comparison to the prior-year period (which included revenue from a major Kmart self-checkout rollout), and continued to be affected by the United States economic environment and its impact on capital spending.

Revenue in the first quarter of 2002 as compared with the first quarter of 2001 decreased in the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia-Pacific regions by 15%, 1%, 4%, and 7%, respectively. When adjusted for the impact of changes in foreign currency exchange rates, revenue increased 2% in the EMEA region and 7% in Japan, offset by a decline of 5% in the Asia-Pacific region excluding Japan. The revenue decline in the Americas region was primarily driven by the constrained capital spending related to the difficult economic environment. The revenue declines in Japan and the

EMEA region were primarily due to currency rate fluctuations. The decline in the Asia-Pacific region was primarily driven by the economic downturn extending into regional markets. The Americas region comprised 50% of our total revenue in the first quarter of 2002, EMEA region comprised 31%, Asia Pacific region, excluding Japan, comprised 10% and Japan comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue (excluding the special items described above) decreased 1.8 percentage points to 28.1% in the first quarter of 2002 from 29.9% in the first quarter of 2001. Products gross margin decreased 1.3 percentage points to 34.6% in the first quarter of 2002 due largely to the overall lower volume of sales and a lower mix of higher margin products in our Financial Self Service and Retail Store Automation solutions. The declines were partially offset by improved product margin in Data Warehousing relating to a higher software sales mix versus lower margin hardware sales. Services gross margin decreased 2.1 percentage points to 21.7% in the first quarter of 2002 as lower than expected revenues in our services business affected our ability to leverage our semi-fixed cost infrastructure.

Total expenses in the first quarter of 2002 were $341 million compared to $373 million (excluding the special items and goodwill amortization described above) for the first quarter of 2001. Selling, general and administrative expenses decreased $12 million in the first quarter of 2002 from the first quarter of 2001. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. Research and development expenses decreased $20 million to $56 million in the first quarter of 2002. As a percentage of revenue, research and development expenses were 4.5% in the first quarter of 2002 compared to 5.5% in the first quarter of 2001. The decrease in research and development expenses is primarily a result of the elimination of duplicative expenses in our customer relationship management software relating to our acquisition of Ceres, LLC.

During the first quarter of 2002, we realized a $19 million benefit from pension income versus a $33 million benefit in the first quarter of 2001.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $9 million in the first quarter of 2002 compared to $38 million (excluding the special items and goodwill amortization described above) in the first quarter of 2001.

Other expense, net, was $3 million in the first quarter of 2002. Reported other expense, net, was $7 million in the first quarter of 2001. Excluding a $1 million provision for interest receivable related to CCC and goodwill amortization of $2 million, other expense, net, was $4 million in the first quarter of 2001.

Income before income taxes was $6 million in the first quarter of 2002. The reported loss before income taxes for the first quarter of 2001 was $26 million. Excluding all special items (a $40 million provision for loans and receivables related to CCC, and $2 million of acquisition-related integration charges) and $18 million of goodwill amortization expense ($16 million in operating expense and $2 million in other expense), income before income taxes was $34 million in the first quarter of 2001.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of special items and goodwill amortization. At an estimated effective tax rate of 30% for 2002, the first quarter income tax provision was $2 million compared to a $7 million provision in the first quarter of 2001.

Including the effect of the special items and goodwill amortization, the income tax benefit in the first quarter of 2001 was $147 million. The tax benefit of special items and goodwill amortization in the first quarter of 2001 was $154 million, and was comprised of a $138 million tax benefit related to the favorable resolution of international tax issues and a $16 million benefit related to acquisition-related integration charges, the provision for loans and receivables with CCC and goodwill amortization.

Financial Condition, Liquidity, and Capital Resources
-----------------------------------------------------

Our cash, cash equivalents, and short-term investments totaled $379 million at March 31, 2002 compared to $336 million at December 31, 2001.

Operating Activities: We generated cash flow from operations of $81 million in the first three months of 2002 compared to $37 million generated in the first three months of 2001. The cash generated from operations in the first three months of 2002 was driven primarily by improved free cash flow and a continued focus on balance sheet management. Compared to the prior-year period, receivable balances decreased $34 million in the first three months of 2002 versus a $248 million decrease in the same period in 2001. Revenues in December 2001 were $210 million lower than in December 2000 resulting in a commensurate decrease in year-end receivables for 2001. Accordingly, subsequent collections of 2001 year-end receivables netted less cash in the first quarter of 2002 than in the first quarter of 2001. Approximately $36 million of receivables were factored without recourse during the first quarter of 2002 compared to $80 million in the prior-year period. Inventory balances increased $1 million in the first three months of 2002 compared to an increase of $40 million in the same period of 2001. Current payables decreased $45 million in the first three months of 2002 compared to a decrease of $184 million in the same period of 2001. The year over year change was primarily driven by a lower volume of business during the fourth quarter of 2001 compared to the volume of business experienced during the fourth quarter of 2000. The timing of disbursements for employee severance and pension resulted in a $33 million utilization of cash in the first three months of 2002 compared to a $59 million utilization of cash in the prior-year period.

Investing Activities: Net cash flows used in investing activities was $38 million in the first three months of 2002 and $96 million in the same period of 2001. The improvement versus the prior-year period was primarily due to lower capital expenditures during the first quarter of 2002 compared to the first quarter of 2001. Capital expenditures were $20 million for the first quarter of 2002 and $53 million for the comparable period in 2001.

Financing Activities: Net cash provided by financing activities was zero during the first three months of 2002 compared to $26 million in the same period of 2001. In the first three months of 2002, no cash was used for the purchase of Company common stock pursuant to the systematic stock repurchase program compared to a $34 million use for stock repurchases in the same period in 2001. During the first three months of 2002, cash was utilized to repay short-and long-term borrowings of $34 million, compared to a $26 million source of cash from borrowing in the prior-year period. In the first three months of 2002 and 2001, other financing activities provided $34 million. Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001.

In October 2001, we entered into a $200 million 364-day unsecured revolving credit facility with a one year term-out option and a $400 million five-year unsecured revolving credit facility, both with a syndicate of financial institutions. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at March 31, 2002 or December 31, 2001.

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

Factors That May Affect Future Results
This quarterly report and other documents that we file with the Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; offer a wide range of solutions from web-enabled kiosks to enterprise data warehouses; offer solutions to customers that operate effectively within a computing environment which includes the integration of hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; offer high quality, high availability network services; market and sell all of our solutions effectively; and produce and deliver solutions at competitive operating margins. These competitive factors and pricing pressures may impact our ability to improve gross margins and profitability, especially in our more mature solution offerings such as our Financial Self Service and traditional Retail Store Automation solutions.

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

Currently, approximately 57% of our revenues come from our international operations. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments, or on the timing of purchases by our customers.

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

Economic Pressures
------------------
Our business is affected by the global economies in which we operate.

The recent economic downturn and the subsequent decline in capital spending by many industries, particularly retail and telecommunications, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, or the timing of purchases (including upgrades to existing data warehousing solutions and retail point of sale solutions) by our current and potential customers. The extent of this impact, if any, is dependent on a number of factors, including the duration and intensity of the downturn, its effect on the markets in general and other general economic and business conditions.

Environmental
-------------
Our historical and ongoing manufacturing activities subject us to environmental exposures.

We have been identified as a potentially responsible party in connection with the Fox River matter as further described in "Environmental Matters" under Note 5 of Notes to Condensed Consolidated Financial Statements, and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 142. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002. SFAS 142, which supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets", defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives. It establishes a requirement that goodwill and other intangible assets with indefinite lives be tested at least annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition. As required by the adoption of SFAS 142, we are employing the transitional goodwill impairment test to assess the potential impairment loss of our goodwill assets. We have not finalized the analysis, but expect to record a non-cash impairment loss of between $300 million and $350 million as a cumulative effect of accounting change in the second quarter of 2002.

Key Accounting Policies

There has been no significant change in our key accounting policies as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2002 and 2001, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $63 million increase or a $40 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $24 million decrease or a $6 million decrease in the fair value of the hedge portfolio as of March 31, 2002 and 2001, respectively.

The interest rate risk associated with our borrowing and investing activities at March 31, 2002 was not material in relation to our consolidated financial position, results of operations or cash flows. We generally do not use derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the recent downturn in the U.S. economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At March 31, 2002 and 2001, we did not have any major concentration of credit risk related to financial instruments.

                           Part II. Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2002. NCR's Annual Meeting of Stockholders was held on April 24, 2002. At the Annual Meeting, stockholders voted on three matters: a proposal to elect C.K. Prahalad and William S. Stavropoulos as Class C directors, a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2002, and a stockholder proposal regarding adoption of the MacBride Principles in Northern Ireland. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.   Election of Class C Directors:

     C.K. Prahalad                   For: 78,941,591       Withheld: 2,217,724
     William S. Stavropoulos         For: 78,948,701       Withheld: 2,210,613

     Directors whose term of office continued after the meeting:

     Lars Nyberg
     David R. Holmes
     Linda Fayne Levinson
     James R. Long
     James O. Robbins

2. Approve appointment of PricewaterhouseCoopers LLP as independent accountants for 2002.

                           For:                      77,649,605
                           Against:                   3,094,170
                           Abstain:                     403,133

3. Stockholder proposal regarding the Company's business operations in Northern Ireland.

                           For:                       9,399,691
                           Against:                  57,213,197
                           Abstain:                   2,228,563

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

          (b) Reports on Form 8-K

              NCR filed a Current Report on Form 8-K dated April 23, 2002, which reported under Item 5 of such form the Press Release addressing NCR's results for the first quarter of 2002. NCR filed a Current Report on Form 8-K dated April 29, 2002, which reported under Item 5 of such form the purchase of 25,000 shares of NCR stock by Lars Nyberg, Chairman and Chief Executive Officer of NCR Corporation.





UNIX is either a registered trademark or trademark of The Open Group in the United States and/or other countries. Windows NT is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries. Six Sigma is either a registered trademark or trademark of Motorola, Inc. in the United States and/or other countries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCR CORPORATION

Date: May 6, 2002                       By: /s/ Earl Shanks
                                        ------------------------------------

                                        Earl Shanks, Senior Vice President
                                        and Chief Financial Officer