Form 10-Q
period 2002-06-30
NCR CORP
filed 2002-08-14
CIK 70866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2002 was 98,043,336.

                                TABLE OF CONTENTS

                         PART I. Financial Information

                               Description                                 Page
                               -----------                                 ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
         Three and Six Months Ended June 30, 2002 and 2001                  3

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2002 and December 31, 2001                                4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended June 30, 2002 and 2001                            5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         26

                         PART II. Other Information

                                Description                                Page
                                -----------                                ----
Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 6.  Exhibits and Reports on Form 8-K                                   27

         Signatures                                                         29

                          Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      In millions, except per share amounts

                                                                 Three Months Ended     Six Months Ended
                                                                       June 30              June 30
                                                                --------------------  -------------------
                                                                   2002      2001        2002     2001
                                                                --------- ----------  --------- ---------
Product revenue                                                  $  710    $    774   $ 1,322   $ 1,464
Service revenue                                                     670         725     1,305     1,411
                                                                --------- ----------  --------- ---------
Total revenue                                                     1,380       1,499     2,627     2,875
                                                                --------- ----------  --------- ---------

Cost of products                                                    448         495       848       937
Cost of services                                                    531         541     1,028     1,065
Selling, general and administrative expenses                        289         327       574       680
Research and development expenses                                    61          77       117       153
                                                                --------- ----------  --------- ---------
Total operating expenses                                          1,329       1,440     2,567     2,835
                                                                --------- ----------  --------- ---------

Income from operations                                               51          59        60        40

Interest expense                                                      4           6         6        10
Other expense, net                                                   11           -        12         3
                                                                --------- ----------  --------- ---------
Income before income taxes and cumulative effect of accounting
change                                                               36          53        42        27
Income tax expense (benefit)                                         10          18        12      (129)
                                                                --------- ----------  --------- ---------
Income before cumulative effect of accounting change                 26          35        30       156
Cumulative effect of accounting change, net of tax                    -           -      (348)       (4)
                                                                --------- ----------  --------- ---------
Net income (loss)                                                $   26    $     35   $  (318)  $   152
                                                                ========= ==========  ========= =========
Net income (loss) per common share
  Basic before cumulative effect of accounting change            $ 0.26    $   0.36   $  0.30   $  1.62
  Cumulative effect of accounting change                              -           -     (3.54)    (0.04)
                                                                --------- ----------  --------- ---------
  Basic                                                          $ 0.26    $   0.36   $ (3.24)  $  1.58
                                                                ========= ==========  ========= =========

  Diluted before cumulative effect of accounting change          $ 0.25    $   0.35   $  0.29   $  1.57
  Cumulative effect of accounting change                              -           -     (3.45)    (0.04)
                                                                --------- ----------  --------- ---------
  Diluted                                                        $ 0.25    $   0.35   $ (3.16)  $  1.53
                                                                ========= ==========  ========= =========

Weighted average common shares outstanding
  Basic                                                            98.4        96.7      98.2      96.2
  Diluted                                                         100.5       100.3     100.6      99.8

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      In millions, except per share amounts

                                                          June 30      December 31
                                                            2002           2001
                                                       ------------    ------------
Assets
Current assets
  Cash, cash equivalents and short-term investments      $   569        $   336
  Accounts receivable, net                                 1,130          1,126
  Inventories, net                                           296            280
  Other current assets                                       213            221
                                                       ------------    ------------

Total current assets                                       2,208          1,963

Reworkable service parts and rental equipment, net           226            224
Property, plant and equipment, net                           612            629
Goodwill                                                     100            450
Other assets                                               1,720          1,589
                                                       ------------    ------------
Total assets                                             $ 4,866        $ 4,855
                                                       ============    ============
Liabilities and stockholders' equity
Current liabilities
  Short-term borrowings                                  $    12        $   138
  Accounts payable                                           385            362
  Payroll and benefits liabilities                           228            217
  Customer deposits and deferred service revenue             378            319
  Other current liabilities                                  512            482
                                                       ------------    ------------

Total current liabilities                                  1,515          1,518

Long-term debt (Note 4)                                      306             10
Pension and indemnity liabilities                            365            319
Postretirement and postemployment benefits liabilities       332            359
Other liabilities                                            600            600
Minority interests                                            22             22
                                                       ------------    ------------
Total liabilities                                          3,140          2,828
                                                       ============    ============
Commitments and contingencies (Note 6)

Stockholders' equity
  Preferred stock: par value $0.01 per share, 100.0
    shares authorized, no shares issued and
    outstanding at June 30, 2002 and December 31,
    2001, respectively                                         -              -
  Common stock: par value $0.01 per share, 500.0
    shares authorized, 98.0 and 97.4 shares issued
    and outstanding at June 30, 2002 and December 31,
    2001, respectively                                         1              1
Paid-in capital                                            1,242          1,235
Retained earnings                                            543            861
Accumulated other comprehensive loss                         (60)           (70)
                                                       ------------    ------------
Total stockholders' equity                                 1,726          2,027
                                                       ------------    ------------
Total liabilities and stockholders' equity               $ 4,866        $ 4,855
                                                       ============    ============

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   In millions

                                                                                               Six Months Ended
                                                                                                   June 30
                                                                                               2002        2001
                                                                                            ----------  ----------
Operating activities
Net (loss) income                                                                           $   (318)   $    152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                  162         210
  Deferred income taxes                                                                           (7)         10
  Income tax adjustment                                                                            -        (138)
  Goodwill impairment                                                                            348           -
  Other adjustments (gain) loss, net                                                              20          (3)
  Changes in assets and liabilities:
    Receivables                                                                                  (16)        295
    Inventories                                                                                  (16)        (20)
    Current payables                                                                              29        (204)
    Customer deposits and deferred service revenue                                                59          28
    Employee severance and pension                                                               (77)       (131)
    Other assets and liabilities                                                                 (44)       (125)
                                                                                            ----------  ----------

Net cash provided by operating activities                                                        140          74
                                                                                            ----------  ----------

Investing activities

Short-term investments, net                                                                        1         (17)
Net expenditures and proceeds for service parts                                                  (52)        (62)
Expenditures for property, plant and equipment                                                   (44)        (89)
Proceeds from sales of property, plant and equipment                                              11           8
Other investing activities, net                                                                  (20)        (21)
                                                                                            ----------  ----------

Net cash used in investing activities                                                           (104)       (181)
                                                                                            ----------  ----------

Financing activities

Purchases of company common stock                                                                (25)        (34)
Short-term borrowings, net                                                                      (126)         34
Long-term borrowings, net                                                                        296           1
Other financing activities, net                                                                   42          71
                                                                                            ----------  ----------

Net cash provided by financing activities                                                        187          72
                                                                                            ----------  ----------

Effect of exchange rate changes on cash and cash equivalents                                      11         (12)
                                                                                            ----------  ----------

Increase (decrease) in cash and cash equivalents                                                 234         (47)
Cash and cash equivalents at beginning of period                                                 335         347
                                                                                            ----------  ----------

Cash and cash equivalents at end of period                                                  $    569     $   300
                                                                                            ==========  ==========



     See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR's 2001 Annual Report to Stockholders, Form 10-K for the year ended December 31, 2001 and Form 10-Q for the quarter ended March 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                  Three Months Ended     Six Months Ended
In millions                                            June 30                June 30
                                                  ------------------     ------------------
                                                    2002      2001         2002      2001
                                                  --------  --------     --------  --------
Comprehensive income (loss)
Net income (loss)                                 $     26  $     35     $   (318) $    152
Other comprehensive income (loss), net of tax:
 Unrealized (loss) gain on securities                   (1)        1           (3)        1
 Unrealized (loss) gain on derivatives                 (49)        8          (50)       14
 Currency translation adjustments                       75         1           63        (8)
                                                  --------  --------     --------  --------
Total comprehensive income (loss)                 $     51  $     45     $   (308) $    159
                                                  ========  ========     ========  ========

                                                                      June 30   December 31
                                                                        2002        2001
                                                                     ---------  -----------
Cash, cash equivalents and short-term investments
Cash and cash equivalents                                            $     569  $       335
Short-term investments                                                      -             1
                                                                     ---------  -----------
Total cash, cash equivalents and short-term investments              $     569  $       336
                                                                     =========  ===========
Inventories
Work in process and raw materials                                    $      78  $        82
Finished goods                                                             218          198
                                                                     ---------  -----------
Total inventories, net                                               $     296  $       280
                                                                     =========  ===========
Other assets
Prepaid Pension                                                      $   1,216  $     1,104
Other                                                                      504          485
                                                                     ---------  -----------
Total Other assets                                                   $   1,720  $     1,589
                                                                     =========  ===========

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

NCR adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill assets upon adoption. Assuming goodwill amortization had been discontinued at January 1, 2001 the comparable net income and earnings per share (basic and diluted) for the prior-year periods would have been:

                                                 Three Months Ended         Six Months Ended
In millions, except per share amounts                  June 30                  June 30
                                                 --------------------     --------------------
                                                   2002        2001         2002        2001
                                                 --------    --------     --------    --------
Net income:
Reported net income                               $    26     $    35      $  (318)    $   152
Impact of goodwill amortization                         -          16            -          32
                                                 --------    --------     --------    --------
Adjusted net income                               $    26     $    51      $  (318)    $   184
                                                 ========    ========     ========    ========
Basic earnings per share:
Reported basic earnings per share                 $  0.26     $  0.36      $ (3.24)    $  1.58
Impact of goodwill amortization                         -        0.17            -        0.33
                                                 --------    --------     --------    --------
Adjusted basic earnings per share                 $  0.26     $  0.53      $ (3.24)    $  1.91
                                                 ========    ========     ========    ========
Fully diluted earnings per share:
Reported fully diluted earnings per share         $  0.25     $  0.35      $ (3.16)    $  1.53
Impact of goodwill amortization                         -        0.16            -        0.32
                                                 --------    --------     --------    --------
Adjusted fully diluted earnings per share         $  0.25     $  0.51      $ (3.16)    $  1.85
                                                 ========    ========     ========    ========

Assuming goodwill amortization had been discontinued at January 1, 2001, 2000 and 1999 the comparable net income and earnings per share (basic and diluted) for the prior-year periods would have been:

                                                                         Full Year
                                                                        December 31
                                                             ---------------------------------
                                                               2001         2000        1999
                                                             --------     --------    --------
Net income:
Reported net income                                           $   217      $   178     $   337
Impact of goodwill amortization                                    66           32          22
                                                             --------     --------    --------
Adjusted net income                                           $   283      $   210     $   359
                                                             ========     ========    ========
Basic earnings per share:
Reported basic earnings per share                             $  2.25      $  1.87     $  3.45
Impact of goodwill amortization                                  0.68         0.34        0.23
                                                             --------     --------    --------
Adjusted basic earnings per share                             $  2.93      $  2.21     $  3.68
                                                             ========     ========    ========
Fully diluted earnings per share:
Reported fully diluted earnings per share                     $  2.18      $  1.82     $  3.35
Impact of goodwill amortization                                  0.66         0.33        0.22
                                                             --------     --------    --------
Adjusted fully diluted earnings per share                     $  2.84      $  2.15     $  3.57
                                                             ========     ========    ========

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2002, were as follows:

                                     Beginning Balance    Transitional     Ending Balance
In millions                           January 1, 2002      Impairment       June 30, 2002
                                     -----------------   --------------    ---------------
Goodwill
Data Warehousing                       $         75        $         -       $         75
Financial Self Service                           21                  -                 21
Retail Store Automation                          28                (28)                 -
Systemedia                                        8                 (8)                 -
Payment and Imaging                               4                  -                  4
Other                                           314               (314)                 -
                                     -----------------   --------------    ---------------
Total Goodwill                         $        450        $      (350)      $        100
                                     =================   ==============    ===============

Amounts exclude $7 million of goodwill relating to equity investments which is included in Other assets.

For purposes of testing for transitional goodwill impairment, NCR identified operating segments as its reporting units: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Systemedia, (5) Payment and Imaging, and (6) Other. The majority of goodwill is related to acquisitions directly attributed to specific reporting units. Goodwill associated with the customer services maintenance business and the Japan subsidiary (the result of acquiring minority shares in 1998) was allocated based on the proportional contribution of the customer services maintenance business and Japan to the reporting unit results measured at the approximate point of acquisition. The goodwill aligned to Other is primarily the result of the acquisition of 4Front Technologies, Inc. (4Front) in 2000. 4Front provided a variety of services including maintenance, help desk and network management, among others.

NCR used discounted cash flow models on a reporting unit basis to calculate the fair value of each segment. The annual (2002) and strategic long-range plans (2003-2004) were used as the basis for calculating the operating income for each segment. As the plans were finalized prior to year-end 2001, assumptions were modified based on updated information, management input, and industry and economic trends that existed at January 1, 2002. Appropriate adjustments were made to the projected net income to arrive at a cash flow for each reporting unit.

Based on this analysis, NCR identified three reporting units for which a total pre-tax impairment loss of $350 million was realized: Retail Store Automation ($28 million), Systemedia ($8 million) and Other ($314 million). The impairment losses realized for Retail Store Automation and Systemedia were primarily related to reduced customer spending resulting from the economic slowdown within the U.S. economy. The impairment loss realized in Other is primarily due to intense regional competition driving down operating margins for the network management offerings and the global economic slowdown within the networking and infrastructure services sector.

NCR recorded a non-cash, net-of-tax goodwill impairment charge of $348 million as a cumulative effect of accounting change retroactive to January 1, 2002. This charge is reflected in the Company's year-to-date Condensed Consolidated Financial Statements.

Other Intangible Assets

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

                                                   June 30 , 2002
                                         ----------------------------------
                                          Gross Carrying      Accumulated
In millions                                   Amount          Amortization
                                         ----------------   ---------------
Other Intangible Assets
Patents                                          $ 19            $ (12)
Other                                               4               (1)
                                         ----------------   ---------------
Total Other Intangible Assets                    $ 23            $ (13)
                                         ================   ===============

The aggregate amortization expense for the three-month and year-to-date periods ended June 30, 2002 were $1 million and $2 million, respectively. The estimated annual amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $4 million, $4 million, $3 million, $1 million and zero, respectively.

 4.  LONG TERM DEBT

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were offered to institutional buyers in accordance with Rule 144A and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (Securities Act). The notes have not been registered under the Securities Act and were not offered or sold in the United States without appropriate registration pursuant to an applicable exemption from the Securities Act registration requirements. The notes will accrue interest from June 6, 2002, at the rate of 7.125% per annum, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument. The proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes.

 5. STOCK REPURCHASE PROGRAM

During the first six months of 2002, NCR repurchased approximately 672,000 shares of its stock for approximately $25 million as part of the systematic repurchase program authorized in December of 2000 to offset the dilutive effect of the employee stock plans. During the first six months of 2001, NCR repurchased approximately 450,000 shares of its stock for approximately $20 million as part of the systematic repurchase program offsetting the dilutive effect of the employee stock plans.

Following the end of the second quarter of 2002, the Company repurchased approximately 338,000 shares through August 9, 2002, as part of the systematic repurchase program. These shares were repurchased on the open market at an average price of $25.34 per share.

At times, the Company sells put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. In a single private placement on July 29, 2002, the Company sold put options for 200,000 shares of common stock with a strike price of $26.92. If the market price of the Company's stock is below the strike price of $26.92 on the expiration date, then we are committed to purchase the shares at the strike price. The total potential repurchase obligation for these put options is $5.4 million. If exercised, these shares will be designated as part of the systematic repurchase program to offset the dilutive effect of employee stock plans approved by NCR's Board of Directors on December 8, 2000.

 6.CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2002 cannot currently be reasonably determined.

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

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and Green Bay (Fox River site) due to, among other things, sediment contamination allegedly resulting in part from NCR's former carbonless paper manufacturing facility in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the U.S. Environmental Protection Agency (USEPA), has formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million.

On October 2, 2001, the Wisconsin Department of Natural Resources (WDNR) and USEPA Region 5 made available for public review a Proposed Remedial Action Plan
(PRAP) for the Fox River site, along with a revised draft remedial investigation and feasibility study (RI/FS) and related documents. The PRAP segregates the Fox River into four segments and includes a fifth segment for Green Bay, describes the various remedial alternatives that were considered for the cleanup of each segment and then selects a proposed alternative. The proposed alternative in the PRAP is to dredge a total of approximately 7,250,500 cubic yards of sediment from three segments of the Fox River site, dispose of the dredged sediment in local landfills after treatment, and utilize monitored natural recovery for the other Fox River segment and for the Green Bay segment, at a total estimated cost of approximately $370 million, including a 20% contingency. (The range of estimated costs for other Fox River alternatives considered and not selected was between approximately $18 million and $1,096 million and the range of estimated costs for other Green Bay alternatives considered and not selected was between approximately $18 million and $2,454 million, all exclusive of contingencies; the latter number consists mainly of the cost of dredging the Green Bay, an action that has been characterized by WDNR as infeasible.)

NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that eventual selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by Claimants. NCR's ultimate share of restoration/remediation and damages liability cannot be determined at this time, except by reference to a range of potential outcomes, due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR's share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and are presently able to pay their respective shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer, Appleton Papers Inc. (API), have reached a settlement agreement under which the parties are sharing both defense and liability costs.

Last year, NCR and API entered into an Interim Settlement with the Claimants, which was approved by the federal court in Wisconsin. The key terms of the Interim Settlement are as follows: (a) API/NCR will provide funds to the Claimants totaling $10.375 million per year over a four-year period for remediation or natural resource restoration activities at the Fox River site; (b) the Claimants will not initiate an enforcement action (including natural resource damage actions or administrative orders) against API or NCR during the four-year period; and (c) before the term of the Interim Settlement expires, the Claimants and API/NCR will engage in settlement discussions regarding all claims against API/NCR at the Fox River site. The Interim Settlement is being implemented in accordance with its terms.

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

Taking into account all facts and circumstances described above, NCR recorded a $40 million environmental provision during the third quarter of 2001 based on the PRAP and RCDP. This provision, together with the preexisting Fox River accrual, represents NCR's estimate of the low end of the range of NCR's portion of the potential Fox River liability, and is based upon the government's estimated cost of the proposed remedy, the low end of the government's range of natural resource damage costs, and the incremental direct costs of the remediation, restoration and natural resource damage efforts for four years. NCR estimated its share of those costs based upon an analysis of contrasting estimates of NCR/API's share of PCB discharges, the location of the NCR/API-related facilities on the Fox River, and NCR's assessment of the strength of available information regarding equitable and other legal theories. NCR accrued at the low end of the range of potential liability because a specific point estimate of NCR's probable liability is not reasonably estimable.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated costs are taken directly from the above-described RCDP and PRAP), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the PRAP estimates certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements.

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

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as disclosed in Note 3 of Notes to the Condensed Consolidated Financial Statements, earnings per share was calculated excluding the impact of amortization expense from net income for periods reported in 2001, 2000 and 1999.

 8.SEGMENT INFORMATION

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

The following table presents data for revenue by operating segment for the three and six month periods ended June 30:


                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                  --------------------    ---------------------
Revenue                             2002       2001         2002        2001
                                  --------   ---------    --------    ---------
Data Warehousing
Solution                          $    255   $    254     $    490    $    490
Customer Services Maintenance           54         46          109          92
                                  --------   ---------    --------    ---------
Total Data Warehousing                 309        300          599         582

Financial Self Service
Solution                               255        260          460         474
Customer Services Maintenance          128        128          252         250
                                  --------   ---------    --------    ---------
Total Financial Self Service           383        388          712         724

Retail Store Automation
Solution                               174        222          300         400
Customer Services Maintenance          118        108          227         216
                                  --------   ---------    --------    ---------
Total Retail Store Automation          292        330          527         616

Systemedia                             133        125          248         241

Payment and Imaging
Solution                                35         46           76          89
Customer Services Maintenance           26         30           51          60
                                  --------   ---------    --------    ---------
Total Payment and Imaging               61         76          127         149

Other
Solution                                78        132          159         258
Customer Services Maintenance          124        148          255         305
                                  --------   ---------    --------    ---------
Total Other                            202        280          414         563

Total Revenue                     $  1,380   $  1,499     $  2,627    $  2,875
                                  ========   =========    ========    =========

The following table presents data for operating income by operating segment (including customer services maintenance) for the three and six month periods ended June 30:


                                               Three Months Ended         Six Months Ended
                                                    June 30                   June 30
                                               -------------------       ------------------
Operating Income/(Loss)                          2002       2001          2002      2001
                                               --------   --------        -------  --------
Data Warehousing                                  $ 32       $ (3)         $ 55      $ (8)
Financial Self Service                              35         62            52        98
Retail Store Automation                            (11)        (1)          (40)      (13)
Systemedia                                           4          3             5         2
Payment and Imaging                                 11         11            23        23
Other                                              (20)         5           (35)       13
                                               --------   --------        -------  --------
Income from operations excluding goodwill           51         77            60       115

Goodwill amortization in income (loss) from
operations                                           -        (16)            -       (32)
                                               --------   --------        -------  --------
Income from operations excluding special items      51         61            60        83

Special items/1/                                     -         (2)            -       (43)
                                               --------   --------        -------  --------
Income from operations                            $ 51       $ 59          $ 60      $ 40
                                               ========   ========        =======  ========

/1/Special items in 2001 operating income represent the provision for loans and receivables with Credit Card Center ($39 million in Financial Self Service) and integration charges related to an acquisition in Other ($4 million, $2 million in the second quarter).

9. SUBSEQUENT EVENT

Pursuant to NCR's divestiture from AT&T Corp. (AT&T) in 1996, NCR is party to mutual indemnification provisions that obligate NCR, AT&T and Lucent Technologies, Inc. (Lucent) to partially indemnify each other for certain liabilities exceeding a threshold amount. NCR's share over the threshold amount for those liabilities is 3 percent. On August 9, 2002, Lucent notified NCR that it had entered into an out-of-court settlement of multiple class action lawsuits against Lucent and participants, and that Lucent intends to make a claim for contribution against NCR in accordance with the divestiture agreement. These lawsuits claimed damages for allegedly excessive charges in connection with leased residential telephone business operated by AT&T from 1984 until 1996, and thereafter by Lucent. Pursuant to the proposed settlement and the terms of the divestiture agreement, NCR established a $9 million pre-tax reserve for its estimated share of the proposed settlement-related costs. The actual cost of the settlement to NCR may be different depending on the number of claims submitted and accepted. The final terms of the settlement are subject to court approval. NCR has not been advised of any other claims from AT&T or Lucent that are likely to invoke the indemnification provision in the divestiture agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are organized into two operating businesses - Teradata(R) Division and the Retail and Financial Group. The Teradata Division is comprised of our Data Warehousing segment. Our Retail and Financial Group includes the following five segments: Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging solutions and Other. The Other segment, accumulates individual and dissimilar businesses, such as exited businesses, networking hardware and services, and managed services, which are not attributable to the formally identified reportable segments. Our key solutions are Data Warehousing, Financial Self Service and Retail Store Automation. Each segment is comprised of hardware, software, professional consulting services and customer support and maintenance services.

Trends Impacting Results

     During the second quarter of 2002, we continued to gain market share as companies around the world make strategic investments in our leading edge data warehousing technology. As a result, Teradata Data Warehousing made a significant contribution to our operating results, delivering solid revenue performance and strong operating income growth. This performance was accomplished in spite of the extremely difficult capital spending environment. This environment is particularly impacting our Retail Store Automation and customer service businesses. Challenges related to competition in all regions and economic conditions in Europe have impacted the Financial Self Service business and we believe such challenges will continue for the remainder of the year. Within Financial Self Service and Retail Store Automation (including customer service maintenance), we continue to expect sequential revenue and operating margin improvements through the balance of the year.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

For comparability to the 2002 results, the three months ended June 30, 2001 exclude the effects of special items and goodwill amortization from the gross margin, operating expenses and operating income amounts presented and discussed below. Special items impacting operating income for the second quarter of 2001 were $2 million of acquisition-related integration charges. Goodwill amortization expense included in operating income in the second quarter of 2001 was $16 million.


In millions                                                   2002        2001
--------------------------------------------------------------------------------
Consolidated revenue                                       $  1,380    $ 1,499
Consolidated gross margin/1/                                    401        465
Consolidated operating expenses:
  Selling, general and administrative expenses                  289        311
  Research and development expenses                              61         77
--------------------------------------------------------------------------------
Consolidated income from operations excluding
  goodwill amortization and special items                        51         77
Goodwill amortization                                             -        (16)
--------------------------------------------------------------------------------
Consolidated income from operations excluding special
  items                                                          51         61
Special items/1/                                                  -         (2)
--------------------------------------------------------------------------------
Consolidated income from operations                        $     51    $    59
================================================================================

/1/ Special items excluded from consolidated gross margin represent $2 million of acquisition integration charges.

Revenue: Revenue for the three months ended June 30, 2002 was $1,380 million, a decrease of 8% from the second of 2001. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 9%.

By key solution (including customer service maintenance), Data Warehousing experienced revenue growth of 3%, while Financial Self Service and Retail Store Automation revenues declined by 1% and 12%, respectively. The improvement in

Data Warehousing was primarily driven by growth in customer service maintenance revenue attributed to the larger installed customer base. Data Warehousing continued to add customers in the insurance, financial, retail, telecommunications and government sectors and had an increasing number of new installations at more moderately sized companies. We expect to see revenue growth as we add new customers as well as increase customer service revenues resulting from a larger installed customer base. The revenue decline in Financial Self Service was due primarily to the continued constraints on capital spending in the Americas and Europe/Middle East/Africa (EMEA) regions, partially offset by double-digit growth in the Asia-Pacific region, excluding Japan. Retail Store Automation experienced significant revenue declines as the retail industry continues to delay purchases of capital equipment. This decline was partially offset by growth in customer services maintenance revenue driven by several initiatives designed to improve the capture rate of new opportunities and yield higher customer retention rates.

Revenue in the second quarter of 2002 as compared with the second quarter of 2001 decreased in the Americas region, EMEA region, and Japan by 9%, 13%, and 11%, respectively. These decreases were partially offset by a 15% increase in the Asia-Pacific region, excluding Japan. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 17% in the EMEA region and 9% in Japan, and increased 12% in the Asia-Pacific region, excluding Japan. The revenue decline in the Americas region was primarily driven by delayed capital spending relating to the difficult economic environment. The revenue decline in the EMEA region was impacted by economic weakness and fewer customer upgrades and purchases of self service equipment in the current year versus the higher volume of upgrades and purchases in the prior year relating to the Euro conversion. In addition, the slowing economy in the networking and infrastructure services sector impacted the EMEA region. The decline in Japan was primarily driven by the continued economic weakness. The increase in the Asia-Pacific region, excluding Japan, was primarily driven by penetration in emerging markets, specifically India and China, in our Financial Self Service and Data Warehousing solutions. The Americas region comprised 50% of our total revenue in the second quarter of 2002, EMEA region comprised 29%, Asia-Pacific region, excluding Japan, comprised 11%, and Japan comprised 10%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue (excluding the special items described above) decreased 1.9 percentage points to 29.1% in the second quarter of 2002 from 31.0% in the second quarter of 2001. Product gross margin increased 0.9 percentage points to 36.9% in the second quarter of 2002 primarily due to a higher mix of product sales in Data Warehousing, partially offset by the overall decrease in sales volume in Financial Self Service and Retail Store Automation. Additionally, Financial Self Service and Retail Store Automation experienced margin erosion due to competitive pricing pressure. Services gross margin decreased 5.0 percentage points to 20.7% in the second quarter of 2002 primarily due to lower than expected revenues affecting our ability to leverage our semi-fixed cost infrastructure, lower margins related to competitive pricing pressure, lower volume and margins from our exited businesses, and a higher mix of lower margin Retail Store Automation customer service maintenance revenue.

Total expenses in the second quarter of 2002 were $350 million compared to $388 million (excluding the special items and goodwill amortization described above) for the second quarter of 2001. Selling, general and administrative expenses decreased $22 million in the second quarter of 2002 from the second quarter of 2001. The decrease versus prior year is primarily the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. Research and development expenses decreased $16 million to $61 million in the second quarter of 2002 compared to the second quarter of 2001. As a percentage of revenue, research and development expenses were 4.4% in the second quarter of 2002 compared to 5.1% in the second quarter of 2001. The decrease in research and development expenses is primarily due to a movement toward utilization of industry standard components, the consolidation of research and development facilities and the leveraging of our research and development infrastructure.

Each quarter, we review the various estimates and judgments impacting our consolidated financial statements. As part of this review in the second quarter of 2002, we examined the current levels of inventory valuation and determined that our inventory valuation in aggregate was appropriate. In this analysis, we also examined inventory valuation by segment, and determined that some estimates related to intercompany profit elimination within the segment results required adjustment. As a result of this review, we revised inventory valuation within our Data Warehousing segment which had the effect of increasing operating income by approximately $6 million. An adjustment was also made for the Financial Self Service segment related to inventory valuation in our Beijing factory. This adjustment reduced Financial Self Service operating income by approximately $4 million.

During the second quarter of 2002, we identified certain accounting errors that were not material to our operating results and were isolated to a wholly-owned international subsidiary that is part of the customer service maintenance business. We determined that the management of the subsidiary acted in an unauthorized manner inconsistent with our accounting policies and had not fully recognized expenses for several quarters. The unrecognized expenses did not materially impact the operating results of any previous quarters. An adjustment of approximately $10 million was recorded in the second quarter of 2002 to properly account for these previously unrecognized expenses. The adjustment impacted our total Cost of Services on the Condensed Consolidated Statement of Operations and the following segments that utilize the services of this subsidiary: Retail Store Automation, Financial Self Service, Payment and Imaging, and Other. We have thoroughly investigated this matter and have taken immediate action to remedy the situation. The person responsible for this understatement is no longer with the company. We have tightened controls within our finance and accounting procedures and we are continuing to take further actions, as appropriate.

During the second quarter of 2002, we realized a $19 million benefit from pension income versus a $33 million benefit in the second quarter of 2001. Pension income declined $14 million in the second quarter of 2002 compared to the second quarter of 2001 due to the impact of the investment performance of our pension fund portfolio in the difficult market environment during 2000 and 2001.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $51 million in the second quarter of 2002 compared to $77 million (excluding the special items and goodwill amortization described above) in the second quarter of 2001.

Interest and other expense, net, was $15 million in the second quarter of 2002. As a result of the Lucent indemnification claim described in Note 9 of Notes to the Condensed Consolidated Financial Statements, we established a $9 million pre-tax reserve, increasing net interest and other expense. Reported interest and other expense, net, was $6 million in the second quarter of 2001. Excluding $3 million of goodwill amortization relating to equity investments, interest and other expense, net, was $3 million in the second quarter of 2001.

Income before income taxes was $36 million in the second quarter of 2002. The reported income before income taxes for the second quarter of 2001 was $53 million. Excluding the $2 million of special items (acquisition-related integration charges) and $19 million of goodwill amortization expense ($16 million in operating expense and $3 million in other expense relating to equity investments), income before income taxes was $74 million in the second quarter of 2001.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of special items and goodwill amortization. At an estimated effective tax rate of 30% for 2002, the second quarter income tax provision was $10 million compared to a $21 million provision in the second quarter of 2001. Including the effect of the special items and goodwill amortization, the income tax provision in the second quarter of 2001 was $18 million. The tax benefit of special items (acquisition-related integration charges) and goodwill amortization in the second quarter of 2001 was $3 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

For comparability to the 2002 results, the six months ended June 30, 2001 exclude the effects of special items and goodwill amortization from the gross margin, operating expenses and operating income amounts presented and discussed below. Special items impacting operating income for the first six months of 2001 included a $39 million provision for loans and receivables related to Credit Card Center (CCC) and $4 million of acquisition-related integration charges. Goodwill amortization expense included in operating income in the first six months of 2001 was $32 million.

In millions                                                     2002     2001
--------------------------------------------------------------------------------
Consolidated revenue                                         $  2,627  $  2,875
Consolidated gross margin /1/                                     751       876
Consolidated operating expenses:
Selling, general and administrative expenses /2/                  574       608
Research and development expenses                                 117       153
--------------------------------------------------------------------------------
Consolidated income from operations excluding goodwill             60       115
Goodwill amortization                                               -       (32)
--------------------------------------------------------------------------------
Consolidated income from operations excluding special items        60        83
Special items /1, 2/                                                -       (43)
--------------------------------------------------------------------------------
Consolidated income from operations                          $     60  $     40
================================================================================

/1/ Special items excluded from consolidated gross margin represent $3 million of acquisition integration charges.
/2/ Special items excluded from selling, general and administrative expenses represent a $39 million provision for loans and receivables related to Credit Card Center and $1 million of acquisition integration charges.

Revenue: Revenue for the six months ended June 30, 2002 was $2,627 million, a decrease of 9% from the first six months of 2001. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 8%.

By key solution, revenue (including customer service maintenance revenue) in the first six months of 2002 reflects increased sales in Data Warehousing of 3%, offset by revenue declines in Financial Self Service of 2% and Retail Store Automation of 14%. Revenue growth in Data Warehousing was primarily driven by the increase in customer service maintenance revenue. Data Warehousing continued to add customers in the insurance, financial, retail, telecommunications and government sectors and had an increasing number of new installations at more moderately sized companies. We expect to see revenue growth as we add new customers, as well as increase customer service revenues resulting from a larger installed customer base. The revenue decline in Financial Self Service was due primarily to the continued constraints on capital spending in the Americas and EMEA regions, partially offset by double-digit growth in the Asia-Pacific region, excluding Japan. Retail Store Automation experienced significant revenue declines as the retail industry continues to delay purchases of capital equipment. This decline was partially offset by growth in customer services maintenance revenue driven by several initiatives designed to improve the capture rate of new opportunities and yield higher customer retention rates.

Revenue in the first six months of 2002 compared with the first six months of 2001 decreased 12% in the Americas region, 8% in the EMEA region, and 8% in Japan, and the Asia-Pacific region, excluding Japan increased by 4%. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 11% in the Americas region, 8% in the EMEA region, 3% in Japan, and increased 4% in the Asia-Pacific region, excluding Japan. The revenue decline in the Americas region was primarily driven by delayed capital spending relating to the difficult economic environment. The revenue decline in the EMEA region was impacted by economic weakness and fewer customer upgrades and purchases of self service equipment in the current year versus the higher volume of upgrades and purchases in the prior year relating to the Euro conversion. In addition, the slowing economy in the networking and infrastructure services sector impacted the EMEA region. The decline in Japan was primarily driven by the continued economic weakness. The increase in the Asia-Pacific region, excluding Japan, was primarily driven by penetration in emerging markets, specifically India and China, in our Financial Self Service and Data Warehousing solutions. The Americas region comprised 50% of our total revenue in the first six months of 2002, EMEA region comprised 30%, Asia-Pacific region, excluding Japan, comprised 11%, and Japan comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue (excluding special items and goodwill amortization described above) decreased
1.9 percentage points to 28.6% in the first six months of 2002 from 30.5% in the same period of 2001. Product gross margin decreased 0.1 percentage points to 35.9% in the first six months of 2002. This decline is primarily driven by an overall decrease in sales volume in Financial Self Service and Retail Store Automation. Additionally, Financial Self Service and Retail Store Automation experienced margin erosion due to competitive pricing pressures. These decreases were partially offset by a higher mix of product sales in Data Warehousing. Services gross margin decreased 3.5 percentage points to 21.2% in the first six months of 2002, primarily due to lower than expected revenues affecting our ability to leverage our semi-fixed cost infrastructure, lower volume and margins from our exited businesses, and lower margins due to competitive pricing pressure.

Total expenses in the first six months of 2002 were $691 million compared to $761 million (excluding the special items and goodwill amortization described above) in the same period of 2001. Selling, general and administrative expenses decreased $34 million in the first six months of 2002 from the same period of 2001. The decrease versus prior year is primarily the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. Research and development expenses decreased $36 million to $117 million in the first six months of 2002 compared to the first six months of 2001. As a percentage of revenue, research and development expenses were 4.5% in the first six months of 2002 compared to 5.3% in the same period of 2001. The decrease in research and development expenses is primarily due to a movement toward utilization of industry standard components, the consolidation of research and development facilities and the leveraging of our research and development infrastructure.

During the first six months of 2002, we realized a $38 million benefit from pension income versus a $66 million benefit in the first six months of 2001. Pension income declined $28 million in the first six months of 2002 compared to the first six months of 2001 due to the impact of the investment performance of our pension fund portfolio in the difficult market environment during 2000 and 2001.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $60 million in the first six months of 2002 compared to $115 million (excluding the special items and goodwill amortization described above) in the first six months of 2001.

Interest and other expense, net, was $18 million in the first six months of 2002. Reported interest and other expense, net, was $13 million in the first six months of 2001. Excluding a $1 million charge for interest receivables related to Credit Card Center (CCC) and goodwill amortization of $5 million relating to equity investments, interest and other expense, net, was $7 million for the first six months of 2001.

Income before income taxes was $42 million in the first six months of 2002. The reported income before income taxes for the first six months of 2001 was $27 million. Excluding special items of $44 million ($39 million provision for loans and receivables related to CCC, $4 million for integration charges related to acquisitions and $1 million charge for interest receivables related to CCC) and $37 million of goodwill amortization expense ($32 million in operating expense and $5 million in other expense), income before income taxes was $108 million in the first six months of 2001.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of special items and goodwill amortization. At an estimated effective tax rate of 30% for 2002, the first six months income tax provision was $12 million compared to a $28 million income tax provision in the first six months of 2001. Including the effect of the special items and goodwill amortization, the income tax benefit in the first six months of 2001 was $129 million. The tax benefit of special items and goodwill amortization in the first six months of 2001 was $157 million ($138 million benefit realized from the favorable resolution of international income tax issues, $14 million benefit resulting from acquisition-related integration and CCC-related charges, and $5 million benefit relating to goodwill amortization).

Cumulative effect of accounting change: The cumulative effect of accounting change in the first six months of 2002 was a non-cash, net of tax goodwill impairment charge of $348 million that was retroactive to January 1, 2002. The cumulative effect of accounting change in the first six months of 2001 of $4 million relates to the adoption of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $569 million at June 30, 2002 compared to $336 million at December 31, 2001.

Operating Activities: We generated cash flow from operations of $140 million in the first six months of 2002 compared to $74 million generated in the first six months of 2001. The $140 million generated from operations in the first six months of 2002 was primarily driven by operating profitability and positive net working capital, partially offset by employee severance and pension. The $74 million generated in the first six months of 2001 was primarily driven by operating profitability, partially offset by negative net working capital and employee severance and pension. The year over year improvement was primarily driven by improvements in net working capital and employee severance and pension. Employee severance and pension was a $77 million use of cash in the first six months of 2002 compared to a $131 million use of cash in the first six months of 2001.

Investing Activities: Net cash flows used in investing activities was $104 million in the first six months of 2002 and $181 million in the same period of 2001. The $104 million use of cash in the first six months of 2002 was primarily driven by expenditures for capital and service parts. The $181 million used in the first six months of 2001 was primarily driven by expenditures for capital and service parts and purchases of short-term investments. The improvement versus the prior-year period was primarily due to lower capital and service parts expenditures during the first six months of 2002 compared to the first six months of 2001. Capital expenditures were $44 million for the first six months of 2002 and $89 million for the comparable period in 2001. Net expenditures for service parts were $52 million during the first six months of 2002 and $62 million for the comparable period in 2001. These improvements were achieved as a result of the continued focus on reducing capital spending.

Financing Activities: Net cash provided by financing activities was $187 million during the first six months of 2002 compared to $72 million in the same period of 2001. This change was primarily driven by the net proceeds received from our private issuance of long-term debt, offset in part by the repurchase of Company common stock and repayment of short- term debt. The proceeds from the issuance of long-term debt in June 2002 were $296 million after discount and expenses. In the first six months of 2002, $25 million of cash was used for the purchase of Company common stock pursuant to the systematic stock repurchase program compared to a $34 million use for stock repurchases in the same period in 2001. During the first six months of 2002, cash was utilized to repay short-term borrowings of $126 million, compared to a $34 million source of cash from borrowing in the prior-year period. In the first six months of 2002, other financing activities provided $42 million of cash compared to a $71 million source of cash for the comparable period in 2001. Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans.

In October 2001, we entered into a $200 million 364-day unsecured revolving credit facility with a one year term-out option and a $400 million five-year unsecured revolving credit facility, both with a syndicate of financial institutions. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at June 30, 2002 or December 31, 2001.

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were sold privately pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds from the notes were used to repay a portion of our short-term debt with the remainder available for general corporate purposes. The notes bear interest at an annual rate of 7.125%, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain convenants typical of this type of debt instrument.

We believe that our current focus on improving free cash flow and a continued focus on balance sheet management has increased our ability to generate cash. During the first six months of 2002, we generated a $122 million free cash flow improvement over the comparable period in 2001, which was primarily driven by improved working capital and reduced capital spending. Our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financings, will be sufficient to satisfy our future working capital, research and development, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in Management's Discussion and Analysis of Financial Condition and Results of Operations. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001.

Factors That May Affect Future Results
This quarterly report and other documents that we file with the SEC, as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Competition
-----------

Our ability to compete effectively within the technology industry is critical to our future success.

We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our competitors include other large, successful companies in the technology industry such as: International Business Machines Corporation (IBM), Oracle Corporation, Unisys Corporation, Diebold, Inc. and Wincor Nixdorf GmbH & Co., some of which have widespread penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as, self-check out, electronic shelf labels, entry-level ATMs and consumable media products.

We offer a broad suite of consulting and support services across our Data Warehousing, Financial Self Service, and Retail Store Automation segments. We compete with companies such as IBM, Unisys Corporation, Getronics and Diebold, Inc. in consulting and support services, and we partner with companies such as Cisco Systems, Sun Microsystems, and Nortel Networks to deliver IT infrastructure services solutions who also offer consulting and support services.

Our ability to maintain and gain market share, including our efforts to penetrate developing and emerging markets, is dependent in part on how rapidly we react to competitive product and pricing pressures from our competition. Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands, such as a possible shift toward industry standard "open" platforms for data warehousing solutions; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. In addition, our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion, particularly in the industries targeted by our more mature solution offerings such as Retail Store Automation and Financial Self Service Solutions. Our customers finance many of our product sales through third party financing companies. In case of customer default, these financing companies may be forced to sell this equipment at discounted prices impacting our ability to sell new solutions. The impact of these competitive product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions and loss of market share, and reduction of operating profits.

Introduction of New Solutions
The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future business and operating results depend in part on our ability to develop and introduce new solutions that our customers choose to buy. This includes our efforts to rapidly develop and introduce next generation software applications and to acquire and maintain strong relationships with our key software suppliers, especially for our data warehousing business. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly.

It requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. Likewise, we sometimes make commitments to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our electronic shelf labels, self-checkout technologies, and full-function ATMs and outsourcing solutions, our business and operating results would be impacted.

Our solutions, which contain both hardware and software products, may contain known as well as undetected errors which may be found after the products' introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our business and operating results.

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

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions.

Lack of information technology infrastructure, manual processes, and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high quality products or services that conform to the required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

Acquisitions and Alliances
--------------------------

Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations and control procedures, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations.

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

Acquisitions and Alliances. As part of our solutions strategy, we intend to continue to selectively acquire technologies, products and businesses as well as form strategic alliances and joint ventures. As these activities take place and we begin to include the financial results related to these investments, our operating results will fluctuate.

Cost/Expense Reductions. We are actively working to manage our costs and expenses to continue to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. We are also striving to become the leading, low-cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, implement Six Sigma(R) practices, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

Contractual Obligations of Consulting Services. We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability may be impacted if we are not able to control costs and maintain utilization rates. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to maintain appropriate utilization rates for our professionals, we may not be able to sustain our profitability.

Multinational Operations
------------------------

Continuing to generate substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals.

Currently, approximately 57% of our revenues come from outside the United States. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environment or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Work Environment
----------------

Employees. Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. If we are not able to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices / Information Systems. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with generally accepted accounting principles, laws and regulations, taxation requirements and federal securities laws and regulations. While we believe these controls, policies, practices, and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees could lead to improprieties that could impact our financial condition or results of operation.

It is necessary periodically to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade, or modify such systems in a timely and cost effective manner, especially in light of strains on information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operation may be impacted.

Intellectual Property
---------------------

As a technology company, our intellectual property portfolio is key to our future success.

Our intellectual property portfolio is a key component of our ability to be a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws, and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business would be impacted. There has been a recent increase in the issuance of software and business method patents and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend and, if an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Economic Pressures
------------------

Our business is affected by the global economies in which we operate.

The recent economic downturn and the subsequent decline in capital spending by many industries, particularly retail and telecommunications, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases (including upgrades to existing data warehousing solutions and retail point of sale solutions) by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration and intensity of the downturn, its effect on the markets in general and other general economic and business conditions.

Environmental
-------------

Our historical and ongoing manufacturing activities subject us to environmental exposures.

We have been identified as a potentially responsible party in connection with the certain environmental matters, including the Fox River matter, as further described in "Environmental Matters" under Note 6 of Notes to Condensed Consolidated Financial Statements, and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

Contingencies
-------------

Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters.

We are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Such matters are subject to the resolution of many uncertainties; thus, outcomes are not predictable with assurance. While we believe that amounts provided in our financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings and environmental matters, and to comply with applicable environmental laws, will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, and revised tax interpretations), and federal securities laws and regulations, among others, may create substantial cost to our organization and could impact our future operating results.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 145
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" (SFAS 145). SFAS 145, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 146
In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will evaluate the impact of this standard on our consolidated financial position, results of operations or cash flows prior to the effective date of December 31, 2002.

Key Accounting Policies
-----------------------
We are updating our key accounting policies as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001 by adding a description of our Customer Service Maintenance Annuity Methodology to the Use of Estimates disclosure. In addition, we are also clarifying descriptions to our Pension, Postemployment and Postretirement disclosure.

Customer Service Maintenance Annuity Methodology: Methods used to develop business segment financial information can be complex, and involve significant management estimates and judgments. The current method used to develop business segment financial information includes assigning customer revenue to the appropriate segment using specific identification. Cost of revenue is allocated based on a plan standard margin by segment with the over/under absorption to the plan standard margin allocated based primarily on revenue as compared to plan. Plan standard margins are developed with the following assumptions: historic hours by customer engineer by segment driving salaries and salary related costs, parts costs based on a plan percent of revenue, outside services based on historic costs by segment, with the remainder of the costs allocated on revenue and other methods. This methodology applies to Retail Store Automation, Financial Self Service, Payment and Imaging, and Other as these segments utilize a combined workforce and share some common parts. Customer services maintenance costs are more directly aligned to the Data Warehousing segment thus fewer estimates are utilized for this segment. Systemedia is not impacted by these allocation methods. Management will continue to refine our financial reporting processes, including this allocation methodology to reflect business trends.

Pension, Postemployment and Postretirement. We estimate the expected return on plan assets, discount rate, involuntary turnover rate, rate of compensation increase and future health care costs, among other things, and rely on actuarial estimates, to assess the future potential liability and funding requirements of our pension, postemployment (severance, disability, medical) and postretirement (medical, life insurance) plans. These estimates, if incorrect, could have a significant impact on our consolidated financial position, results of operations or cash flows.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2002 and 2001, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $43 million increase or a $43 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $43 million decrease or an $8 million decrease in the fair value of the hedge portfolio as of June 30, 2002 and 2001, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2002 was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments, but could do so in the future.

We utilize non-exchange traded financial instruments such as foreign exchange forward contracts and options that we purchase exclusively from large financial institutions. Additionally, we utilize put option contracts that are not exchange traded as described in Note 5 of the Notes to Condensed Consolidated Financial Statements. With respect to foreign exchange contracts, we record these on our balance sheet at fair market value based upon market-price quotations from the financial institutions. Accordingly, we do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, and that would have a material impact on our financial results.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the recent downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At June 30, 2002 and 2001, we did not have any major concentration of credit risk related to financial instruments.

                           Part II. Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were three matters submitted to a vote of security holders during the second quarter of 2002 in connection with NCR's Annual Meeting of Stockholders on April 24, 2002. Item 4 of NCR's Report on Form 10-Q for the period ended March 31, 2002, discusses such matters and we incorporate such discussion into
Item 4 of this report by reference and make it a part hereof.

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

     3.2 Bylaws of NCR Corporation, as amended and restated on July 24, 2002.

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

     4.4 Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York.

     4.5 Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009.

     4.6(a-c) Terms of 7.125% Senior Notes due 2009, including the form of notes.

     10.1 Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $ 300,000,000 principal amount of 7.125% Senior Notes due 2009.

        (b)    Reports on Form 8-K

          NCR filed a Current Report on Form 8-K dated April 23, 2002, which reported under Item 5 of such form the Press Release addressing NCR's results for the first quarter of 2002. NCR filed a Current Report on Form 8-K dated April 29, 2002, which reported under Item 5 of such form the purchase of 25,000 shares of NCR stock by Lars Nyberg, Chairman and Chief Executive Officer of NCR Corporation. NCR filed a Current Report on Form 8-K dated May 30, 2002, which reported under
          Item 5 of such form the Press Release announcing NCR's intention to raise $300 million through a Rule 144A offering of senior unsecured notes due in 2009.


Teradata is either a registered trademark or trademark in the United States and/or other countries. UNIX is either a registered trademark or trademark of The Open Group in the United States and/or other countries. Windows NT is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries. Six Sigma is either a registered trademark or trademark of Motorola, Inc. in the United States and/or other countries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NCR CORPORATION

Date: August 13, 2002                         By: /s/ Earl Shanks
                                              ----------------------------------

                                              Earl Shanks, Senior Vice President
                                              and Chief Financial Officer