Form 10-Q
period 2002-09-30
NCR CORP
filed 2002-11-12
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 001-00395

NCR CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 South Patterson Blvd.
Dayton, Ohio 45479
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2002 was 97,561,946.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
In millions, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Product revenue	$709	$734	$2,031	$2,198
Service revenue	668	708	1,973	2,119

Total revenue	1,377	1,442	4,004	4,317

Cost of products	463	487	1,311	1,424
Cost of services	518	547	1,546	1,612
Selling, general and administrative expenses	287	305	861	985
Research and development expenses	56	68	173	221

Total operating expenses	1,324	1,407	3,891	4,242

Income from operations	53	35	113	75

Interest expense	7	6	13	16
Other expense, net	8	39	20	42

Income (loss) before income taxes and cumulative effect of accounting change	38	(10)	80	17

Income tax (benefit) expense	(3)	(4)	9	(133)

Income (loss) before cumulative effect of accounting change	41	(6)	71	150
Cumulative effect of accounting change, net of tax	-	-	(348)	(4)

Net income (loss)	$41	$(6)	$(277)	$146

Net income (loss) per common share
Basic before cumulative effect of accounting change	$0.42	$(0.07)	$0.72	$1.55
Cumulative effect of accounting change	-	-	(3.54)	(0.04)

Basic	$0.42	$(0.07)	$(2.82)	$1.51

Diluted before cumulative effect of accounting change	$0.42	$(0.07)	$0.71	$1.50
Cumulative effect of accounting change	-	-	(3.47)	(0.04)

Diluted	$0.42	$(0.07)	$(2.76)	$1.46

Weighted average common shares outstanding
Basic	97.8	97.2	98.1	96.6
Diluted	99.6	97.2	100.2	99.8

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In millions, except per share amounts

	September 30	December 31
	2002	2001

Assets
Current assets
Cash, cash equivalents and short-term investments	$461	$336
Accounts receivable, net	1,196	1,126
Inventories, net	311	280
Other current assets	194	221

Total current assets	2,162	1,963

Reworkable service parts and rental equipment, net	231	224
Property, plant and equipment, net	591	629
Goodwill	100	450
Other assets	1,751	1,589

Total assets	$4,835	$4,855

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$22	$138
Accounts payable	367	362
Payroll and benefits liabilities	240	217
Customer deposits and deferred service revenue	358	319
Other current liabilities	457	482

Total current liabilities	1,444	1,518

Long-term debt (Note 4)	306	10
Pension and indemnity liabilities	363	319
Postretirement and postemployment benefits liabilities	326	359
Other liabilities	602	600
Minority interests	20	22

Total liabilities	3,061	2,828

Put options	11	-

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	-	-
Common stock: par value $0.01 per share, 500.0 shares authorized, 97.4 and 97.4 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1	1
Paid-in capital	1,217	1,235
Retained earnings	584	861
Accumulated other comprehensive loss	(39)	(70)

Total stockholders’ equity	1,763	2,027

Total liabilities and stockholders’ equity	$4,835	$4,855

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In millions

	Nine Months Ended
	September 30

	2002	2001

Operating activities
Net (loss)/income	$(277)	$146
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	245	317
Deferred income taxes	3	(3)
Income tax adjustment	-	(138)
Goodwill impairment	348	-
Other loss (gain) on assets, net	18	(8)
Changes in assets and liabilities:
Receivables	(82)	291
Inventories	(31)	(23)
Current payables	(9)	(161)
Customer deposits and deferred service revenue	39	(4)
Employee severance and pension	(114)	(212)
Other assets and liabilities	(37)	(106)

Net cash provided by operating activities	103	99

Investing activities
Short-term investments, net	1	(9)
Net expenditures and proceeds for service parts	(84)	(102)
Expenditures for property, plant and equipment	(66)	(113)
Proceeds from sales of property, plant and equipment	13	26
Other investing activities, net	(33)	(48)

Net cash used in investing activities	(169)	(246)

Financing activities
Purchases of company common stock	(47)	(50)
Short-term borrowings, net	(116)	39
Long-term borrowings, net	296	-
Other financing activities, net	48	84

Net cash provided by financing activities	181	73

Effect of exchange rate changes on cash and cash equivalents	11	(8)

Increase (decrease) in cash and cash equivalents	126	(82)
Cash and cash equivalents at beginning of period	335	347

Cash and cash equivalents at end of period	$461	$265

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s 2001 Annual Report to Stockholders, Form 10-K for the year ended December 31, 2001 and Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 30		September 30

Comprehensive income (loss)	2002	2001	2002	2001

Net income/(loss)	$41	$(6)	$(277)	$146
Other comprehensive income (loss), net of tax:
Unrealized loss on securities	(3)	(8)	(6)	(7)
Unrealized gain (loss) on derivatives	22	(14)	(28)	-
Currency translation adjustments	2	26	65	18

Total comprehensive income (loss)	$62	$(2)	$(246)	$157

	September 30	December 31
	2002	2001

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$461	$335
Short-term investments	-	1

Total cash, cash equivalents and short-term investments	$461	$336

Inventories
Work in process and raw materials	$77	$82
Finished goods	234	198

Total inventories, net	$311	$280

Other assets
Prepaid Pension	$1,258	$1,104
Other	493	485

Total other assets	$1,751	$1,589

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

NCR adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill assets upon adoption. NCR recorded a non-cash, net-of-tax goodwill impairment charge of $348 million as a cumulative effect of accounting change retroactive to January 1, 2002. This charge is reflected in the Company’s year-to-date Condensed Consolidated Financial Statements. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net income and earnings per share (basic and diluted) for the prior-year periods would have been:

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	September 30		September 30

	2002	2001	2002	2001

Net income (loss):
Reported net income (loss)	$41	$(6)	$(277)	$146
Impact of goodwill amortization	-	18	-	50

Adjusted net income (loss)	$41	$12	$(277)	$196

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$0.42	$(0.07)	$(2.82)	$1.51
Impact of goodwill amortization	-	0.18	-	0.51

Adjusted basic earnings (loss) per share	$0.42	$0.11	$(2.82)	$2.02

Fully diluted earnings (loss) per share:
Reported fully diluted earnings (loss) per share	$0.42	$(0.07)	$(2.76)	$1.46
Impact of goodwill amortization	-	0.18	-	0.50

Adjusted fully diluted earnings (loss) per share	$0.42	$0.11	$(2.76)	$1.96

Assuming goodwill amortization had been discontinued at January 1, 2001, 2000 and 1999, the comparable net income and earnings per share (basic and diluted) for the prior-year periods would have been:

	Full Year
	December 31

	2001	2000	1999

Net income:
Reported net income	$217	$178	$337
Impact of goodwill amortization	66	32	22

Adjusted net income	$283	$210	$359

Basic earnings per share:
Reported basic earnings per share	$2.25	$1.87	$3.45
Impact of goodwill amortization	0.68	0.34	0.22

Adjusted basic earnings per share	$2.93	$2.21	$3.67

Fully diluted earnings per share:
Reported fully diluted earnings per share	$2.18	$1.82	$3.35
Impact of goodwill amortization	0.66	0.33	0.22

Adjusted fully diluted earnings per share	$2.84	$2.15	$3.57

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2002, were as follows:

In millions	Beginning Balance January 1, 2002	Transitional Impairment	Ending Balance September 30, 2002

Goodwill
Data Warehousing	$75	$-	$75
Financial Self Service	21	-	21
Retail Store Automation	28	(28)	-
Systemedia	8	(8)	-
Payment and Imaging	4	-	4
Other	314	(314)	-

Total Goodwill	$450	$(350)	$100

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

Based on this analysis, NCR identified three reporting units for which a total pre-tax impairment loss of $350 million was realized: Retail Store Automation ($28 million), Systemedia ($8 million) and Other ($314 million). The impairment losses realized for Retail Store Automation and Systemedia were primarily related to reduced customer spending resulting from the economic slowdown within the U.S. economy. The impairment loss realized in Other was primarily due to intense regional competition driving down operating margins and the global economic slowdown within the networking and infrastructure sector.

Other Intangible Assets

Other intangible assets were specifically identified when acquired, and primarily consist of patents. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR’s other intangible assets are deemed to have definite lives and are being amortized over original periods ranging from three to ten years. The following table outlines the gross carrying amount and accumulated amortization for NCR’s other intangible assets.

	Nine Months Ended September 30, 2002
	Gross Carrying	Accumulated
In millions	Amount	Amortization

Other Intangible Assets
Patents	$19	$(12)
Other	6	(2)

Total Other Intangible Assets	$25	$(14)

The aggregate amortization expense for the three-month and year-to-date periods ended September 30, 2002 were $1 million and $3 million, respectively. The estimated annual amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $5 million, $5 million, $3 million, $1 million and zero, respectively.

4. LONG TERM DEBT

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were offered to institutional buyers in accordance with Rule 144A and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (Securities Act). The notes have not been registered under the Securities Act and were not offered or sold in the United States without appropriate registration pursuant to an applicable exemption from the Securities Act registration requirements. The notes accrue interest from June 6, 2002, at the rate of 7.125% per annum, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument. As of November 4, 2002, the interest due on the notes increased 0.25% because certain registration deadlines were not met. Such additional interest may be due and owing until the Company completes an exchange offer for the notes with new notes that are registered under the Securities Act. The proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes.

5. STOCK REPURCHASE PROGRAM

During the first nine months of 2002, NCR repurchased approximately 1,475,000 shares of its stock for approximately $47 million as part of the systematic repurchase program authorized in December of 2000 to offset the dilutive effect of the employee stock plans. During the first nine months of 2001, NCR repurchased approximately 1,260,000 shares of its stock for approximately $50 million as part of the systematic repurchase program offsetting the dilutive effect of the employee stock plans.

At times, the Company sells put options that entitle the holder of each option to sell to the Company, by physical delivery, shares of common stock at a specified price. These options are recorded as equity as physical settlement is prescribed, although NCR may elect another means of settlement. However, amounts relating to the Company’s repurchase obligations at the balance sheet date are reclassified to temporary equity until such time as the option is settled. In two single private placements on July 29, 2002 and on August 14, 2002, the Company sold put options. The July 29, 2002 sale was for 200,000 shares with a strike price of $26.92 and the August 14, 2002 sale was for an additional 200,000 shares with a strike price of $27.67. The proceeds from the July 29, 2002 and August 14, 2002 sale of put options were $406 thousand and $418 thousand, respectively. The put options sold on July 29, 2002 expired November 1, 2002 and were exercised committing NCR to repurchase the shares at the strike price of $26.92 per share ($5.4 million). The put options sold on August 14, 2002 will expire November 14, 2002, and if the market price of the Company’s stock is below the strike price of $27.67 on such date, then NCR is committed to purchase the shares at the strike price. The total potential repurchase obligation for the put options sold on August 14, 2002 is $5.5 million. If exercised, these shares, like the shares purchased pursuant to the July 29, 2002 put option agreement, will be designated as part of the systematic repurchase program to offset the dilutive effect of employee stock plans.

Following the end of the third quarter of 2002, the Company repurchased approximately 390,000 shares at an average market price of $23.70 per share. These repurchases were part of the systematic repurchase program, which includes the put option agreement repurchase described above.

The following table represents our put option activity for the nine months ended September 30, 2002:

In Millions	Put Options Outstanding

	Number of	Potential
	Options	Obligation

December 31, 2001	-	$-

Sales	0.4	11
Exercises / Retirements	-	-

September 30, 2002	0.4	$11

6. CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to discharge alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2002 cannot currently be reasonably determined.

Environmental Matters

NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site cleanup costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, and comparable state statutes.

Various federal agencies, Native American tribes and the State of Wisconsin (Claimants) consider NCR to be a PRP under the FWPCA and CERCLA for alleged natural resource damages (NRD) and remediation liability with respect to the Fox River and Green Bay (Fox River site) due to, among other things, sediment contamination allegedly resulting in part from NCR’s former carbonless paper manufacturing facility in Wisconsin. Claimants have also notified a number of other paper manufacturing companies of their status as PRPs resulting from their ongoing or former paper manufacturing operations in the Fox River Valley, and Claimants have entered into a Memorandum of Agreement among themselves to coordinate their actions, including the assertion of claims against the PRPs. Additionally, the federal NRD Claimants have notified NCR and the other PRPs of their intent to commence a NRD lawsuit, but have not as yet instituted litigation. In addition, one of the Claimants, the U.S. Environmental Protection Agency (USEPA), has formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal. During the fourth quarter of 2000, the federal Claimants released a proposed Restoration and Compensation Determination Plan (RCDP). The range of damages in the proposed RCDP is from $176 million to $333 million.

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

USEPA and WDNR will consider comments that have been filed on the draft RI/FS and PRAP and issue a final remedy decision, documented in a “Record of Decision” or ROD. It is not known when the ROD will be released. However, based on statements made by officials at USEPA and WDNR, it could be released as early as the end of 2002.

NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that eventual selection of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by Claimants. NCR’s ultimate share of restoration/remediation and damages liability cannot be determined at this time, except by reference to a range of potential outcomes, due to uncertainties with respect to: the scope and cost of the potential alternatives; the outcome of further federal and state NRD assessments; the amount of NCR’s share of such restoration/remediation expenses; the timing of any restoration/remediation; the evolving nature of restoration/remediation technologies and governmental policies; the contributions from other parties; and the amount of possible recoveries from insurance carriers and other indemnitors. NCR believes the other currently named PRPs would be required and are presently able to pay their respective shares toward restoration and remediation, and that there are additional parties, some of which have substantial resources, that may also be liable. Further, in 1978 NCR sold the business to which the claims apply, and NCR and the buyer, Appleton Papers Inc. (API), have reached a settlement agreement under which the parties are sharing both defense and liability costs.

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

Given the numerous uncertainties regarding the cost estimates for remediation and restoration of the Fox River site and the factors bearing upon NCR’s share of those costs, NCR’s potential liability falls within a range as to which no amount in the range is a better estimate than any other, and even then it is not possible to estimate the high end of the range. It is possible that NCR’s exposure for costs could be higher than the low end of the range, but an estimate of those amounts cannot be made. Also, a portion of NCR’s potential liability at the site under CERCLA may be joint and several. If, in the future, one or more of the other PRPs described above were to become insolvent or unable to pay their respective shares, NCR could be responsible for a portion of such shares.

Taking into account all facts and circumstances described above, NCR recorded a $40 million environmental provision during the third quarter of 2001 based on the PRAP and RCDP. This provision, together with the preexisting Fox River accrual, represents NCR’s estimate of the low end of the range of NCR’s portion of the potential Fox River liability, and is based upon the government’s estimated cost of the proposed remedy, the low end of the government’s range of natural resource damage costs, and the incremental direct costs of the remediation, restoration and natural resource damage efforts for four years. NCR estimated its share of those costs based upon an analysis of contrasting estimates of NCR/API’s share of PCB discharges, the location of the NCR/API-related facilities on the Fox River, and NCR’s assessment of the strength of available information regarding equitable and other legal theories. NCR accrued at the low end of the range of potential liability because a specific point estimate of NCR’s probable liability is not reasonably estimable.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated costs are taken directly from the above-described RCDP and PRAP), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the PRAP estimates certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements.

Legal Proceedings

In response to patent infringement assertions by LG Electronics (LGE), NCR filed suit against LGE in federal court in Ohio in June 2002 for a declaratory judgment that NCR’s products do not infringe a number of LGE patents, primarily related to Intel chip technology. NCR also asserted claims that LGE products infringe several NCR e-commerce related patents. LGE filed counterclaims seeking damages and injunctive relief for alleged patent infringement by NCR. In addition, in August 2002, LGE filed suit against NCR Corporation, NCR Financial Solutions Ltd. and a third party in patent court in the United Kingdom alleging that NCR products infringe British counterparts of two of the patents at issue in the Ohio case. The Ohio case has been stayed at the request of both parties, and the British court has scheduled a hearing on potentially decisive preliminary issues for June 2003. Based upon the information presently available, no loss is probable in either case and we have not taken a reserve. If LGE were to prevail on its patent infringement claims, however, NCR could be subject to remedies that could have a material impact on the Company’s operations.

In January 2001, NCR was joined to defend counterclaims in a case filed in Georgia state court in 1991 by Compris Technologies, Inc. (Compris), a software development company acquired by NCR through a stock purchase in 1997. Compris brought this suit against Techwerks, Inc. and related parties for breach of various provisions of a 1989 Asset Purchase and General Release Agreement pursuant to which Compris acquired rights to the Compris software. The defendants filed counterclaims seeking actual and punitive damages, in addition to the return of the Compris software and all derivative works, for alleged breaches of contract and conversion. In October 2002, the court granted NCR’s motion for summary judgment and dismissed it from the case, finding no successor liability as to NCR Corporation. However, the court denied in part Compris’ motion for summary judgment, permitting certain contract claims against Compris to go forward. NCR believes the claims against Compris are without merit. If Techwerks were to prevail, however, Compris could be subject to remedies that could have a material impact on the Company’s operations.

Other Matters

Pursuant to NCR’s divestiture from AT&T Corp. (AT&T) in 1996, NCR is party to mutual indemnification provisions that obligate NCR, AT&T and Lucent Technologies, Inc. (Lucent) to partially indemnify each other for certain liabilities exceeding a threshold amount. NCR’s share over the threshold amount for those liabilities is 3 percent. On August 9, 2002, Lucent notified NCR that it had entered into an out-of-court settlement of multiple class action lawsuits against Lucent and participants, and that Lucent intends to make a claim for contribution against NCR in accordance with the divestiture agreement. These lawsuits claimed damages for allegedly excessive charges in connection with leased residential telephone business operated by AT&T from 1984 until 1996, and thereafter by Lucent. Pursuant to the proposed settlement and the terms of the divestiture agreement, NCR established a $9 million pre-tax reserve for its estimated share of the proposed settlement-related costs. The actual cost of the settlement to NCR may be different depending on the number of claims submitted and accepted. The settlement has been approved by the lower court, but is subject to appeal. NCR has not been advised of any other claims from AT&T or Lucent that presently appear likely to exceed the indemnity threshold in the divestiture agreement.

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

In accordance with statement of Financial Accounting Standards No. 128 “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the period ended September 30, 2001 as the inclusion thereof would have been antidilutive because the Company reported a net loss. At September 30, 2001, fully diluted shares would have been 99.6 million shares.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as disclosed in Note 3 of Notes to the Condensed Consolidated Financial Statements, adjusted earnings per share was also calculated excluding the impact of amortization expense from net income for periods reported in 2001, 2000 and 1999.

8. SEGMENT INFORMATION

NCR categorizes its operations into six reportable segments: Data Warehousing, Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging, and Other. Each of these segments, with the exception of Systemedia, includes hardware, software, professional consulting, customer support and maintenance services, and third party applications and technologies. Customer support services include staging and implementation services, networking, multivendor integration services, consulting services, solution-specific support services and outsourcing solutions.

Customer services maintenance revenue relates to the annuity portion of our business and is primarily customer services provided under maintenance contracts. In addition to maintenance, “services revenue” on our income statement includes professional services and installation-related services. Professional services primarily relates to consulting engagements within each solution and installation-related services constitutes implementation and installation services within each segment. In our segment disclosures, these service revenues, other than maintenance, were included in “Professional and installation related-services” revenue.

The following table presents data for revenue by operating segment for the three and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30

Revenue	2002	2001	2002	2001

Data Warehousing
Products	$145	$124	$478	$450
Professional and Installation-related services	84	77	241	241

Total Data Warehousing Solution	229	201	719	691
Customer Services Maintenance	57	49	166	141

Total Data Warehousing	286	250	885	832

Financial Self Service
Products	244	251	626	654
Professional and Installation-related services	45	46	123	117

Total Financial Self Service Solution	289	297	749	771
Customer Services Maintenance	126	126	378	376

Total Financial Self Service	415	423	1,127	1,147

Retail Store Automation
Products	129	155	338	453
Professional and Installation-related services	52	52	143	154

Total Retail Store Automation Solution	181	207	481	607
Customer Services Maintenance	118	111	345	327

Total Retail Store Automation	299	318	826	934

Systemedia	126	124	374	365

Payment and Imaging
Products	26	29	83	87
Professional and Installation-related services	9	16	28	47

Total Payment and Imaging Solution	35	45	111	134
Customer Services Maintenance	28	29	79	89

Total Payment and Imaging	63	74	190	223

Other
Products	39	51	132	189
Professional and Installation-related services	29	60	95	180

Total Other	68	111	227	369
Customer Services Maintenance	120	142	375	447

Total Other	188	253	602	816

Total Revenue	$1,377	$1,442	$4,004	$4,317

Reconciliation of Revenues to NCR as Reported

Products (Products & Systemedia)	$709	$734	$2,031	$2,198
Services (Professional, Installation-related services &
Customer Services Maintenance)	668	708	1,973	2,119

Total NCR Consolidated Revenue	$1,377	$1,442	$4,004	$4,317

The following table presents data for operating income by operating segment for the three and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30

Operating Income/(Loss)	2002	2001	2002	2001

Data Warehousing	$28	$(28)	$83	$(36)
Financial Self Service	48	74	100	172
Retail Store Automation	(7)	11	(47)	(2)
Systemedia	1	6	6	8
Payment and Imaging	11	6	34	29
Other	(28)	(14)	(63)	(1)

Income from operations excluding goodwill amortization
and special items	53	55	113	170

Goodwill amortization in income from operations	-	(17)	-	(49)

Income from operations excluding special items	53	38	113	121

Special items [1]	-	(3)	-	(46)

Income from operations	$53	$35	$113	$75

1 Special items in the first nine months of 2001 in operating income represent the provision for loans and receivables with Credit Card Center ($39 million in Financial Self Service) and integration charges related to acquisitions ($1 million in SMD and $6 million in Other).

On September 9, 2002, Mark Hurd was appointed President and Chief Operating Officer of the Company with responsibility for each of NCR’s business operations. In conjunction with this appointment, NCR’s executive management team has made a number of strategic changes in how the Company manages its businesses.

Beginning in the fourth quarter of 2002, NCR will be managed through the following business units which will also become NCR’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services and (7) Other, which primarily relates to third party hardware and related installation services in our high availability and networking services businesses and to a business that is not aligned to our other segments.

Operating management teams in the Financial Self Service, Retail Store Automation, Payment and Imaging and Other segments will be accountable for all product, professional services and installation-related services revenue related to their respective business units. Customer services maintenance revenue will be separately disclosed. Management in these segments will be accountable for operating income (excluding the impact of pension income or expense) which is related to product, professional services and installation-related services revenue. The Customer Services management team will have shared responsibility with the above segments for management of customer services maintenance revenues and sole responsibility for the cost structure and resulting operating income in the above business segments (excluding the impact of pension income or expense).

The operating management team for Data Warehousing will be accountable for product and service revenue and the related operating income (excluding the impact of pension income or expense). The Data Warehousing segment includes customer service maintenance revenue and costs, because it has dedicated customer services maintenance resources directly aligned to and managed by the Data Warehousing business. No operating income will be recorded within the Customer Services segment related to Data Warehousing customer services revenues. All Data Warehousing related cost of services will be included within Data Warehousing at cost.

The operating management team for Systemedia will be accountable for all Systemedia revenue and the related operating income (excluding the impact of pension income or expense). There is no customer service maintenance revenue or operating income impact related to this business consumables segment.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of business performance improvement, pension income or expense will be excluded from segment operating income when evaluating business unit performance but will be separately delineated to reconcile back to total Company reported operating income.

For purposes of this quarterly report on Form 10-Q for the third quarter 2002, NCR will be reporting its segment results consistent with previous quarterly filings. However, the Company will report its results in the annual report on Form 10-K for the year ended December 31, 2002, using the new segment structure. All prior period results will be restated to conform to the new structure. Included below is a pro-forma presentation of the results for the three and nine months ended September 30, 2002, using this new structure.

The following table is a pro-forma presentation of our reportable segments for the three and nine month periods ended September 30:

		Three Months Ended		Nine Months Ended
		September 30		September 30

		2002	2001	2002	2001

	Data Warehousing segment
	Data Warehousing Solution Revenue	$229	$201	$719	$691
	Data Warehousing Customer Service Maintenance Revenue (1)	57	49	166	141

	Total Data Warehousing Revenue	286	250	885	832

	Data Warehousing Operating Income	27	(37)	78	(66)

	Financial Self Service segment
	Financial Self Service Solution Revenue	289	297	749	771

	Financial Self Service Operating Income	34	57	59	103

Memo:	Financial Self Service Customer Services Maintenance Revenue (1)	126	126	378	376

	Retail Store Automation segment
	Retail Store Automation Solution Revenue	181	207	481	607

	Retail Store Automation Operating Income	(13)	8	(56)	(1)

Memo:	Retail Store Automation Customer Services Maintenance Revenue (1)	118	111	345	327

	Systemedia segment
	Systemedia Revenue	126	124	374	365

	Systemedia Operating Income	-	5	3	2

	Payment and Imaging segment
	Payment and Imaging Solution Revenue	35	45	111	134

	Payment and Imaging Operating Income	4	(1)	14	8

Memo:	Payment and Imaging Customer Services Maintenance Revenue (1)	28	29	79	89

	Customer Services segment
	Customer Services Revenue	447	487	1,326	1,470

	Customer Services Operating Income	7	33	24	129

	Other segment
	Other Revenue	63	97	213	307

	Other Operating Income	(13)	(18)	(35)	(45)

	Pension Income	19	28	58	94

	Elimination of services revenue included in both the Customer Services segment and the other segments (2)	(50)	(65)	(135)	(169)

	Elimination of services operating income included in both the Customer Services segment and the other segments (2)	(12)	(20)	(32)	(54)

	Total Revenue	$1,377	$1,442	$4,004	$4,317

	Income from operations excluding goodwill amortization and special items	53	55	113	170

	Goodwill amortization in income from operations	-	(17)	-	(49)
	Special items (3)	-	(3)	-	(46)

	Total Income from operations	$53	$35	$113	$75

1	-	Customer Services Maintenance revenue included in the Customer Services segment.
2	-	Elimination of revenue and operating income associated with installation-related services included in both the Customer Services segment and other business segments.
3	-	Special items for the first nine months of 2001 in operating income represent the provision for loans and receivables with Credit Card Center ($39 million in Financial Self Service and integration charges related to acquisitions ($1 million in SMD and $6 million in Other).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

As of the end of the third quarter 2002, we were organized into two operating businesses – Teradata® Division and the Retail and Financial Group. The Teradata Division is comprised of our Data Warehousing segment. Our Retail and Financial Group includes the following five segments: Financial Self Service, Retail Store Automation, Systemedia, Payment and Imaging solutions and Other. Each of the above segments is comprised of hardware, software, professional consulting services and customer support and maintenance services.

Our key solutions are Data Warehousing, Financial Self Service and Retail Store Automation each of which is reported as a separate segment of the Company. Payment and Imaging and Other make up the remaining segments in our Retail and Financial Group. The Other segment, accumulates individual and dissimilar businesses, such as networking hardware and services, managed services and exited businesses, which are not attributable to the formally identified reportable segments. Other businesses included in our Other segment include data management services, data archiving services, network hardware and management, e-business, integration and migration services, system security consultation and help desk services. Our exited businesses included in the Other segment relate to bank branch automation, home banking, account processing and low end servers. We discontinued product and installation related services for these exited businesses in 2001. We continue to provide ongoing customer service maintenance business for these related businesses; however, this is a rapidly declining base of business because we do not offer replacement products as customers upgrade these products.

On September 9, 2002, Mark Hurd was appointed President and Chief Operating Officer of the Company with responsibility for each of our business operations. In conjunction with this appointment, our executive management team has made a number of strategic changes in how we manage our businesses.

Beginning in the fourth quarter of 2002, we will be managed through the following business units which will also become our operating segments: (1) Data Warehousing, (2) Financial Self-Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services and (7) Other, which primarily relates to third party hardware and related installation services in our high availability and networking services businesses and to a business that is not aligned to our other segments.

Operating management teams in the Financial Self Service, Retail Store Automation, Payment and Imaging and Other segments will be accountable for all product, professional services and installation-related services revenue related to their respective business units. Customer services maintenance revenue will be separately disclosed. Management in these segments will be accountable for operating income (excluding the impact of pension income or expense) which is related to product, professional services and installation-related services revenue. The Customer Services management team will have shared responsibility with the above segments for management of customer services maintenance revenues and sole responsibility for the cost structure and resulting operating income in the above business segments (excluding the impact of pension income or expense).

The operating management team for Data Warehousing will be accountable for product and service revenue and the related operating income (excluding the impact of pension income or expense). The Data Warehousing segment includes customer service maintenance revenue and costs, because it has dedicated customer services maintenance resources directly aligned to and managed by the Data Warehousing business. No operating income will be recorded within the Customer Services segment related to Data Warehousing customer services revenues. All Data Warehousing related cost of services will be included within Data Warehousing at cost.

The operating management team for Systemedia will be accountable for all Systemedia revenue and the related operating income (excluding the impact of pension income or expense). There is no customer service maintenance revenue or operating income impact related to this business consumables segment.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of business performance improvement, pension income or expense will be excluded from segment operating income when evaluating business unit performance but will be separately delineated to reconcile back to total company reported operating income.

For purposes of this quarterly report on Form 10-Q for the third quarter 2002, we will be reporting our segment results consistent with previous quarterly filings. However, we will report our results in the annual report on Form 10-K for the year ended December 31, 2002, using the new segment structure. All prior period results will be restated to conform to the new structure. A pro-forma presentation of the results for the three and nine months ended September 30, 2002, using this new structure is included in Note 8 of Notes to Condensed Consolidated Financial Statements.

Trends Impacting Results

During the third quarter of 2002, our businesses continued to be impacted by economic and competitive pressures in the U.S. and internationally, specifically in Europe. In spite of this environment, our Teradata Data Warehousing business continued to gain market share, delivering solid revenue growth and strong operating income growth in the third quarter. We expect continued challenges in Financial Self Service as competition in all regions and economic conditions in Europe have impacted this business. However, we will continue to see significant growth in the Asia-Pacific region, specifically in China and India. The effect of reduced capital spending had a significant impact on the Retail Store Automation and Customer Services businesses. We have not seen signs of sustained increases in capital spending which has a significant impact on our Retail Store Automation and Financial Self Service businesses. Despite the difficult environment, we continue to expect sequential revenue and operating margin improvements in the fourth quarter of the year in our Financial Self Service and Retail Store Automation businesses (including Customer Services maintenance).

As we look to 2003 the success of our 2002 expense reduction actions will continue as we are taking several incremental actions to further lower expenses. In particular, we are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

For comparability to the 2002 results, the three months ended September 30, 2001 exclude the effects of special items and goodwill amortization from the gross margin, operating expenses and operating income amounts presented and discussed below. Special items impacting operating income for the third quarter of 2001 were $3 million ($2 million in gross margin and $1 million in selling, general and administrative expenses) of acquisition-related integration charges. Goodwill amortization expense included in operating income in the third quarter of 2001 was $17 million (included in selling, general and administrative expenses).

In millions	2002	2001

Consolidated revenue	$1,377	$1,442
Consolidated gross margin [1]	396	410
Consolidated operating expenses:
Selling, general and administrative expenses [1]	287	287
Research and development expenses	56	68

Consolidated income from operations excluding
goodwill amortization and special items	53	55
Goodwill amortization	-	(17)

Consolidated income from operations excluding special items	53	38
Special items [1]	-	(3)

Consolidated income from operations	$53	$35

[1] Special items in 2001 excluded from consolidated gross margin and selling, general and administrative expenses represent $3 million of acquisition integration chargres.

Revenue: Revenue for the three months ended September 30, 2002 was $1,377 million, a decrease of 5% from the third quarter of 2001. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 7%.

By key solution (including customer services maintenance), Data Warehousing experienced revenue growth of 14%, while Financial Self Service and Retail Store Automation revenues declined by 2% and 6%, respectively. In addition, we experienced a 26% revenue decline in our Other segment. Data Warehousing experienced substantial growth in product and service revenue due to the demand for installing and upgrading enterprise-wide data warehouses. The growth in Data Warehousing customer services maintenance revenue was attributed to the larger installed customer base. Data Warehousing continued to add customers in the insurance, financial, retail, telecommunications and government sectors and had an increasing number of new installations at more moderately sized companies. We expect to see revenue growth by adding new customers, as existing customers upgrade to larger systems, as well as an increase in customer services revenues resulting from a larger installed customer base. The revenue decline in Financial Self Service was due primarily to the continued constraints on capital spending, primarily in the Europe/Middle East/Africa (EMEA) region, partially offset by growth in the Americas region and the continued double-digit growth in the Asia-Pacific region, excluding Japan. The increase in the Asia-Pacific region is primarily attributed to growth in China and India. We are experiencing a significant increase in production at our Beijing plant driven both by domestic and export production. We won a significant portion of the “Central Buy” in China (“Central Buy” is the process used by large banks in China to centralize purchasing of their member banks). We also experienced increased demand for the services provided by our ATM Channel Management Center in India. Retail Store Automation experienced significant revenue declines as the retail industry continues to delay purchases of capital equipment. This decline was partially offset by growth in customer services maintenance revenue driven by the capture of new opportunities and important multi-vendor wins. The decline in the Other segment was driven by weakness in the telecommunications and networking sectors, as well as declines from our exited businesses.

Revenue in the third quarter of 2002 compared to the third quarter of 2001 decreased in the Americas and EMEA regions by 9% and 6%, respectively. These decreases were partially offset by a 15% increase in the Asia-Pacific region excluding

Japan, and a 3% increase in Japan. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 13% in the EMEA region, while increasing 11% in the Asia-Pacific region excluding Japan, and a 2% increase in Japan. The revenue decline in the Americas region was primarily driven by delayed capital spending relating to the difficult economic environment. The revenue decline in the EMEA region was attributed to economic weakness, increased competitive pressure and the impact of fewer customer upgrades and purchases of self-service equipment in the current year versus the higher volume of upgrades and purchases in the prior year relating to the Euro conversion. In addition, the effects of the slowing economy on the networking and infrastructure services sector contributed to the decline in the EMEA region. The increase in the Asia-Pacific region, excluding Japan, was primarily driven by penetration in emerging markets such as China and India. The Americas region comprised 49% of our total revenue in the third quarter of 2002, EMEA region comprised 29%, Asia-Pacific region, excluding Japan, comprised 13%, and Japan comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue (excluding the special items described above) increased 0.4 percentage points to 28.8% in the third quarter of 2002 from 28.4% in the third quarter of 2001. Product gross margin as a percentage of product revenue (excluding the special items described above) increased 0.9 percentage points to 34.7% in the third quarter of 2002. This increase was primarily due to a higher mix of Data Warehousing revenue. This increase was partially offset by margin erosion in Financial Self Service due to competitive pricing pressures and economic weakness in the EMEA region. In addition we experienced lower Retail Store Automation sales volume relating to the economic impact on capital spending and margin erosion resulting from our inability to leverage our fixed cost structure, as well as competitive pricing pressures. Services gross margin decreased 0.4 percentage points to 22.5% in the third quarter of 2002. This decline was primarily due to lower than expected revenues affecting our ability to leverage our semi-fixed cost infrastructure and lower margins resulting from competitive pricing pressure in our non-core and exited businesses in our Other segment. These impacts to services gross margin were partially offset by the increased volume in Data Warehousing customer services revenue which resulted from a larger installed customer base.

Total expenses in the third quarter of 2002 were $343 million compared to $355 million (excluding the special items and goodwill amortization described above) for the third quarter of 2001. Selling, general and administrative expenses (excluding the special items and goodwill amortization) remained flat at $287 million in the third quarter of 2002 compared to the third quarter of 2001. Research and development expenses decreased $12 mil7lion to $56 million in the third quarter of 2002 compared to the third quarter of 2001. As a percentage of revenue, research and development expenses were 4.1% in the third quarter of 2002 compared to 4.7% in the third quarter of 2001. The decrease in research and development expenses is primarily due to a movement toward utilization of industry standard components, the consolidation of research and development facilities and the leveraging of our research and development infrastructure.

Cost of revenue and total expenses for the three months ended September 30, 2002, were impacted by certain employee benefit plans as follows:

	Three Months Ended
In millions	September 30

	2002	2001

Pension (Income)	$(19)	$(28)
Postemployment Expense	19	9
Postretirement Expense	4	4

Net Expense (Income)	$4	$(15)

During the three-month period ended September 30, 2002, we realized a $19 million benefit from pension income versus a $28 million benefit in 2001. The decline was due primarily to the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 and 2001.

Postemployment expense (severance, disability, medical) increased to $19 million for the three months ended September 30, 2002, versus $9 million in the third quarter of 2001. The increase in expense was primarily attributable to an $8 million increase resulting from a change in the assumed demographic mix of our involuntary employee turnover. The change was made based on actual recent experience factors.

Postretirement plan expense (medical, life insurance) for the three months ended September 30, 2002 was $4 million, which was flat when compared with the third quarter of 2001.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $53 million in the third quarter of 2002 compared to $55 million (excluding the special items and goodwill amortization described above) in the third quarter of 2001.

Interest and other expense, net, was $15 million in the third quarter of 2002. Reported interest and other expense, net, was $45 million in the third quarter of 2001. Excluding $2 million of goodwill amortization relating to equity investments and the $40 million charge for the Fox River environmental matter, interest and other expense, net, was $3 million in the third quarter of 2001. The increase in interest and other expense, net, was primarily due to the reduction of gains relating to real estate sales in the third quarter of 2002 compared with the third quarter of 2001, exit costs related to the disposition of a non-strategic business and foreign currency translation impact in Latin America.

Income before income taxes was $38 million in the third quarter of 2002. The reported loss before income taxes for the third quarter of 2001 was $10 million. Excluding $3 million for special items (acquisition-related integration charges), $19 million for goodwill amortization expense ($17 million in operating expense and $2 million in other expense relating to equity investments) and the $40 million charge for the Fox River environmental matter, income before income taxes was $52 million in the third quarter of 2001.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of special items and goodwill amortization. At an estimated effective tax rate of 30% for 2002, the third quarter income tax provision was $12 million, the same as in the third quarter of 2001. In the third quarter of 2002, we recorded a tax benefit of $15 million related to the resolution of outstanding issues on refund claims from the U.S. and French governments. Including the effect of this tax benefit, the net tax benefit in the third quarter of 2002 was $3 million. The tax effect of special items related to the long-term environmental liability, acquisition integration charges, and goodwill in the third quarter of 2001 was a benefit of $16 million. Including the effect of the special items and goodwill amortization, the net tax benefit in the third quarter of 2001 was $4 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

For comparability to the 2002 results, the nine months ended September 30, 2001 exclude the effects of special items and goodwill amortization from the gross margin, operating expenses and operating income amounts presented and discussed below. Special items impacting operating income for the first nine months of 2001 included a $39 million provision for loans and receivables related to Credit Card Center (CCC) and $7 million of acquisition-related integration charges. Goodwill amortization expense included in operating income in the first nine months of 2001 was $49 million.

In millions	2002	2001

Consolidated revenue	$4,004	$4,317
Consolidated gross margin [1]	1,147	1,286
Consolidated operating expenses:
Selling, general and administrative expenses [2]	861	895
Research and development expenses	173	221

Consolidated income from operations excluding
goodwill amortization and special items	113	170
Goodwill amortization	-	(49)

Consolidated income from operations excluding special items	113	121
Special items [1,2]	-	(46)

Consolidated income from operations	$113	$75

[1] Special items in 2001 excluded from consolidated gross margin represent $5 million of acquisition integration charges.
[2] Special items in 2001 excluded from selling, general and administrative expenses represent a $39 million provision for loans and receivables related to Credit Card Center and $2 million of acquisition integration charges.

Revenue: Revenue for the nine months ended September 30, 2002 was $4,004 million, a decrease of 7% from the first nine months of 2001. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 8%.

By key solution, revenue (including customer services maintenance revenue) in the first nine months of 2002 reflects increased sales in Data Warehousing of 6%, offset by revenue declines in Financial Self Service of 2% and Retail Store Automation of 12%. In addition, we experienced a 26% decline in our Other segment. The increase in Data Warehousing was primarily due to continued growth in product and service revenue due to companies installing and upgrading enterprise-wide data warehouses. The increase in Data Warehousing customer services maintenance revenue was attributed to our larger installed customer base. Data Warehousing continued to add customers in the insurance, financial, retail, telecommunications and government sectors and had an increasing number of new installations at more moderately sized companies. We expect to see revenue growth by adding new customers, as existing customers upgrade to larger systems, as well as an increase in customer services revenues resulting from a larger installed customer base. The revenue decline in Financial Self Service was due primarily to the continued constraints on capital spending, primarily in the EMEA region, partially offset by double-digit growth in the Asia-Pacific region, excluding Japan. Retail Store Automation experienced significant revenue declines as the retail industry continues to delay purchases of capital equipment. This decline was partially offset by growth in customer services maintenance revenue driven by the capture of new opportunities and important multi-vendor wins. The decline in the Other segment was driven by the weakness in the telecommunications and networking sectors, as well as the anticipated decline from our exited businesses.

Revenue in the first nine months of 2002 compared with the first nine months of 2001 decreased 11% in the Americas region, 7% in the EMEA region, and 5% in Japan, while the Asia-Pacific region, excluding Japan increased by 8%. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased 11% in the Americas region, 10% in the EMEA region, 1% in Japan, and increased 7% in the Asia-Pacific region, excluding Japan. The revenue decline in the Americas region was primarily driven by the continued delay in capital spending relating to the difficult economic environment. The revenue decline in the EMEA region was impacted by economic weakness and fewer customer upgrades and purchases of self-service equipment in the current year versus the higher volume of upgrades and purchases in the prior year relating to the Euro conversion. In addition, the slowing economy in the networking and infrastructure services sector impacted the EMEA region. The decline in Japan was primarily related to economic weakness in the first half of 2002. The increase in the Asia-Pacific region, excluding Japan, was primarily driven by penetration in emerging markets, specifically India and China, in our Financial Self Service and Data Warehousing solutions. We are experiencing a significant increase in production at our Beijing plant and we are seeing increased demand for the services provided by our ATM Channel Management Center in India. The Americas region comprised 49% of our total revenue in the first nine months of 2002, EMEA region comprised 30%, Asia-Pacific region, excluding Japan, comprised 12%, and Japan comprised 9%.

Gross Margin and Operating Expenses: Gross margin as a percentage of revenue (excluding the special items described above) decreased 1.2 percentage points to 28.6% in the first nine months of 2002 from 29.8% in the same period of 2001. Product gross margin (excluding the special items described above) increased 0.2 percentage points to 35.5% in the first nine months of 2002. This increase was primarily driven by a higher mix of Data Warehousing revenue, partially offset by lower sales volume and margin erosion in Financial Self Service and Retail Store Automation. Services gross margin decreased 2.5 percentage points to 21.6% in the first nine months of 2002. This decline was primarily due to lower than expected revenues affecting our ability to leverage our semi-fixed cost structure, lower margins in Financial Self Service due to competitive pricing pressure and expanded service level agreements, and the continued anticipated decline in our exited businesses in our Other segment. These impacts to services gross margin were partially offset by the increased volume in Data Warehousing customer services revenues resulting from a larger installed customer base.

Total expenses in the first nine months of 2002 were $1,034 million compared to $1,116 million (excluding the special items and goodwill amortization described above) in the same period of 2001. Selling, general and administrative expenses (excluding the special items and goodwill amortization described above) decreased $34 million in the first nine months of 2002 from the same period of 2001. The decrease versus prior year is primarily the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. Research and development expenses decreased $48 million to $173 million in the first nine months of 2002 compared to the first nine months of 2001. As a percentage of revenue, research and development expenses were 4.3% in the first nine months of 2002 compared to 5.1% in the same period of 2001. The decrease in research and development expenses is primarily due to a movement toward utilization of industry standard components, the consolidation of research and development facilities and the leveraging of our research and development infrastructure.

Cost of revenue and total expenses for the nine months ended September 30, 2002, were impacted by certain employee benefit plans as follows:

	Nine Months Ended
In millions	September 30

	2002	2001

Pension (Income)	$(58)	$(94)
Postemployment Expense	58	27
Postretirement Expense	12	10

Net Expense (Income)	$12	$(57)

During the nine months ended September 30, 2002, we realized a $58 million benefit from pension income versus a $94 million benefit in the first nine months of 2001. This decline was due primarily to the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 and 2001.

Postemployment expense (severance, disability, medical) increased to $58 million for the nine months ended September 30, 2002, versus $27 million in 2001. The increase in expense was primarily attributable to a $25 million increase resulting from a change in the assumed demographic mix of our involuntary employee turnover. This change was made based on actual recent experience factors.

Postretirement plan expense (medical, life insurance) increased to $12 million during the nine months ended September 30, 2002, versus $10 million in 2001. This increase primarily resulted from completing the amortization of the unrecognized gain resulting from the 1998 reductions to our retiree medical benefits, which had a $3 million impact on year-to-date results.

Income Before Income Taxes and Cumulative Effect of Accounting Change: Operating income was $113 million in the first nine months of 2002 compared to $170 million (excluding the special items and goodwill amortization described above) in the first nine months of 2001.

Interest and other expense, net, was $33 million in the first nine months of 2002. Reported interest and other expense, net, was $58 million in the first nine months of 2001. Excluding a $1 million charge for interest receivables related to Credit Card Center (CCC), the $40 million charge for an environmental matter and goodwill amortization of $7 million relating to equity investments, interest and other expense, net, was $10 million for the first nine months of 2001. The increase in interest and other expense, net, was primarily due to the reduction of gains relating to real estate sales in the first nine months of 2002 compared to the first nine months of 2001 and disposition of non-strategic businesses.

Income before income taxes was $80 million in the first nine months of 2002. The reported income before income taxes for the first nine months of 2001 was $17 million. Excluding special items of $87 million ($40 million charge for environmental matters, $39 million provision for loans and receivables related to CCC, $7 million for integration charges related to acquisitions and $1 million charge for interest receivables related to CCC) and $56 million of goodwill amortization expense ($49 million in operating expense and $7 million in other expense), income before income taxes was $160 million in the first nine months of 2001.

Provision for Income Taxes: Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of special items and goodwill amortization. At an estimated effective tax rate of 30% for 2002, the first nine months income tax provision was $24 million compared to a $40 million income tax provision in the first nine months of 2001. In the third quarter of 2002, we recorded a tax benefit of $15 million related to the resolution of outstanding issues on refund claims from the U.S. and French governments. Including the effect of this tax benefit, the income tax expense for the first nine months of 2002 was $9 million. Including the effect of the special items and goodwill amortization, the income tax benefit in the first nine months of 2001 was $133 million. The tax benefit of special items and goodwill amortization in the first nine months of 2001 was $173 million ($138 million benefit relating to international tax issues, $29 million benefit resulting from acquisition-related integration and CCC-related charges, and $6 million benefit relating to goodwill amortization). The $138 million income tax benefit relating to international tax issues resulted from the favorable settlement of audit issues in our 1993 and 1994 tax years related to a number of international dividend transactions. These issues had been the subject of dispute between the Internal Revenue Service (IRS) and NCR, therefore we established a reserve for these items in prior periods. Upon favorable settlement of the dispute during the first quarter of 2001, the reserve was released.

Cumulative effect of accounting change: The cumulative effect of accounting change in the first nine months of 2002 was a non-cash, net of tax goodwill impairment charge of $348 million that was retroactive to January 1, 2002. The cumulative effect of accounting change in the first nine months of 2001 of $4 million relates to the adoption of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.“

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $461 million at September 30, 2002 compared to $336 million at December 31, 2001.

Operating Activities: We generated cash flow from operations of $103 million in the first nine months of 2002 compared to $99 million generated in the first nine months of 2001. The $103 million generated from operations in the first nine months of 2002 was primarily driven by operating profitability, that was partially offset by negative net working capital. The negative net working capital was primarily due to the increase in receivables relating to companies delaying payment and the discontinuation of receivables factoring in the current period. The $99 million generated in the first nine months of 2001 was primarily driven by operating profitability, that was partially offset by negative net working capital. Net working capital was favorably impacted by factoring of receivables in the first nine months of 2001. The year over year improvement was primarily driven by improved operating profitability and employee severance and pension charges.

Investing Activities: Net cash flows used in investing activities was $169 million in the first nine months of 2002 compared to $246 million in the same period of 2001. The $169 million use of cash in the first nine months of 2002 was primarily expenditures for capital and reworkable service parts. The $246 million used in the first nine months of 2001 was primarily expenditures for capital and reworkable service parts and purchases of short-term investments. The improvement versus the prior-year period was primarily due to lower capital and service parts expenditures during the first nine months of 2002 compared to the first nine months of 2001. Capital expenditures were $66 million for the first nine months of 2002 and $113 million for the comparable period in 2001. Net expenditures for reworkable service parts were $84 million during the first nine months of 2002 and $102 million for the comparable period in 2001. These improvements were achieved as a result of the continued focus on reducing capital spending. Due to the economic climate we will continue to manage our capital expenditures below our depreciation expense.

Financing Activities: Net cash provided by financing activities was $181 million during the first nine months of 2002 compared to $73 million in the same period of 2001. This change was primarily driven by the net proceeds received from our private issuance of long-term debt, offset in part by the repurchase of Company common stock and repayment of short-term debt. The proceeds from the issuance of long-term debt in June 2002 were $296 million after discount and expenses. In the first nine months of 2002, approximately $47 million of cash was used for the purchase of Company common stock pursuant to the systematic stock repurchase program compared to approximately $50 million used for stock repurchases in the same period in 2001. During the first nine months of 2002, cash was utilized to repay short-term borrowings of $116 million, compared to a $39 million source of cash from borrowing in the prior-year period. In the first nine months of 2002, other financing activities provided $48 million of cash compared to $84 million for the comparable period in 2001. Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans.

In October 2001, we entered into a $200 million 364-day unsecured revolving credit facility with a one year term-out option and a $400 million five-year unsecured revolving credit facility, both with a syndicate of financial institutions. In October 2002, NCR renewed the $200 million 364-day unsecured credit facility with a one-year term-out option. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at September 30, 2002 or December 31, 2001.

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were sold privately pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds from the notes were used to repay a portion of our short-term debt with the remainder available for general corporate purposes. The notes bear interest at an annual rate of 7.125%, subject to a 0.25% increase as of November 4, 2002 until certain registration deadlines are met, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument.

Our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financings, will be sufficient to satisfy our future working capital, research and development, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Our current focus on improving free cash flow as defined by NCR (cash flow from operating activities less capital expenditures which include property, plant and equipment and reworkable service parts and expenditures for capitalized software) and a continued focus on balance sheet management has increased our ability to generate cash. During the first nine months of 2002, we generated a $71 million free cash flow improvement over the comparable period in 2001, which was primarily driven by operating profitability, reduced capital spending and a lower utilization of cash for employee severance and pension. We expect modest increases to cash contributions to our pension plans in 2003, but this will not limit our ability to generate positive free cash flow.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001.

Factors That May Affect Future Results

This quarterly report and other documents that we file with the SEC, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Re-engineering

As discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are taking several incremental actions to drive operational efficiency throughout the Company. In particular, we are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to reduce non-value add activities. We are evaluating ways to shorten our product and service offer development cycles and to improve our sales and order management processes. To improve accounts receivables turn-over and cash flow, we are evaluating our invoicing and collection activities to drive efficiencies.

In connection with our re-engineering plans, we expect to incur some employee, facility and other related costs that could impact our cash flow and operating results. In addition, such plans could have an adverse impact on our Work Environment as described below.

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

Our ability to maintain and gain market share, including our efforts to penetrate developing and emerging markets, is dependent in part on how rapidly we react to competitive product and pricing pressures from our competition. Additionally, companies are reducing the number of vendors they do business with which may limit our future opportunities. Our future competitive performance depends on a number of factors, including our ability to: rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands, reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. In addition, our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion, particularly in the industries targeted by our more mature solution offerings such as Retail Store Automation and Financial Self Service Solutions and by aggressive competition in EMEA. Our customers finance many of our product sales through third party financing companies. In case of customer default, these financing companies may be forced to sell this equipment at discounted prices impacting our ability to sell new solutions. The impact of these competitive product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share, and reduction of operating profits.

Introduction of New Solutions

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a very competitive, rapidly changing environment, and our future business and operating results depend in part on our ability to develop and introduce new solutions that our customers choose to buy. This includes our efforts to rapidly develop and introduce next generation software applications and to acquire and maintain strong relationships with our key software suppliers, especially for our Data Warehousing business. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results would be impacted. Likewise, we sometimes make commitments to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our electronic shelf labels, self-checkout technologies, and full-function ATMs and outsourcing solutions, our business and operating results would be impacted.

Our solutions, which contain both hardware and software products, may contain known as well as undetected errors which may be found after the products’ introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our business and operating results.

Reliance on Third Parties

Third party suppliers provide important elements to our solutions.

We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX® and Microsoft Windows NT®. Certain parts and components used in the manufacture of our ATMs and the delivery of some of our Retail Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

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

Cost/Expense Reductions. We are actively working to manage our costs and expenses to continue to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. We are also striving to become the leading, low-cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, implement Six Sigma® practices, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

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

Pension Funds. Consistent with local competitive practice and regulations we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (SFAS 87). In conforming to the requirements of SFAS 87, we are also required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate.

The Company’s future financial results can be materially impacted by changes in these actuarial assumptions, including those described below, or by actual experience (most notably asset returns).

We will review our actuarial assumptions prior to the year-end. Given the year-to-date performance of the equity markets and potential changes to our actuarial assumptions, we do not expect pension income in 2003. Depending on the outcome of critical decisions regarding key assumptions at the end of 2002, we may record significant expense for 2003. The actual level will be influenced by several interdependent, nonlinear factors, such as actual return for 2002, expected rate of return on assets for 2003 and other pension liability-related assumptions. Each of our plans around the world has a different sensitivity to these factors. Additionally, we expect to take a substantial non-cash charge against retained earnings for alternative minimum liabilities associated with pension plans at year-end 2002. The actual amount of the charge will depend on the actual returns for 2002. This charge will not impact our debt covenants, liquidity or cash flow.

Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected return on assets assumptions on a country-by-country basis after consultation with our independent actuary. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds to determine our discount rate assumptions. Our long-term expected return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Real Estate. Our strategy over the past four years with respect to real estate has been to reduce our holdings of excess real estate and to improve liquidity. In line with this strategy, we anticipate the sale of facilities which may impact net income. We will continue to reduce the size of our real estate portfolio during the upcoming year.

Multinational Operations

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

Work Environment

Employees. Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace and our current re-engineering efforts may impact our workforce. If we are not able to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices / Information Systems. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with generally accepted accounting principles, laws and regulations, taxation requirements and federal securities laws and regulations. While we believe these controls, policies, practices, and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or temporary lapses in internal controls due to resource constraints could lead to improprieties that could impact our financial condition or results of operation.

It is necessary periodically to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade, or modify such systems in a timely and cost effective manner, especially in light of strains on our information technology resources, may impact our ability to capture and process financial transactions and therefore our financial condition or results of operation may be impacted.

Intellectual Property

As a technology company, our intellectual property portfolio is key to our future success.

Our intellectual property portfolio is a key component of our ability to be a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws, and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business would be impacted. There has been a recent increase in the issuance of software and business method patents and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims as those made by LG Electronics (LGE) as described in Note 6 of Notes to Condensed Consolidated Financial Statements. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

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

We have been identified as a potentially responsible party in connection with the certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 6 of Notes to Condensed Consolidated Financial Statements, and we incorporate such discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part of this risk factor.

We maintain an accrual for potential environmental liability on the Fox River related to a business that we sold in 1978, as further described in Note 6 of Notes to Condensed Consolidated Financial Statements. Our accrual represents our estimate of the low end of the range of our potential liability and is based upon the low end of the range of the government’s estimated cost of the proposed remedy and damages payable by all potentially responsible parties, which together total $546 million. Along with Appleton Papers Inc., we have entered into an interim settlement that limits our joint cash payouts to governmental agencies to $10.375 million per year over a four year period beginning December 10, 2001. Any portion of an annual $10.375 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. After the four year period, NCR expects to be responsible for significant further Fox River liability costs. Both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes, as further discussed in Note 6. A number of other potentially responsible parties share potential liability. Because of this uncertainty, we could not reasonably estimate the probable amount of these costs and damages, other than by applying ranges of possible exposure. Accordingly, we established an accrual equal to the low end of the range of equally possible outcomes. NCR and Appleton Papers have reached a settlement agreement under which the parties are sharing both defense and liability costs.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 145
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (SFAS 145). SFAS 145, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 146
In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will evaluate the impact of this standard on our consolidated financial position, results of operations or cash flows prior to the effective date of January 1, 2003.

Key Accounting Policies

We are updating our key accounting policies as described in our 2001 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2001 and Form 10-Q for the period ended June 30, 2002. During the fourth quarter of 2002 we will no longer be utilizing the Customer Services Maintenance Annuity Methodology accounting policy described below as we have established our Customer Services business as a separate reportable segment. This change will provide a more meaningful and reliable presentation of information for the investing public, and is reflective of the way we will manage the business going forward.

Customer Services Maintenance Annuity Methodology: Methods used to develop business segment financial information can be complex, and involve significant management estimates and judgments. The current method used to develop business segment financial information includes assigning customer revenue to the appropriate segment using specific identification. Cost of revenue is allocated based on a plan standard margin by segment with the over/under absorption to the plan standard margin allocated based primarily on revenue as compared to plan. Plan standard margins are developed with the following assumptions: historic hours by customer engineer by segment driving salaries and salary related costs, parts costs based on a plan percent of revenue, outside services based on historic costs by segment, with the remainder of the costs allocated on revenue and other methods. This methodology applies to Retail Store Automation, Financial Self Service, Payment and Imaging, and Other as these segments utilize a combined workforce and share some common parts. Customer services maintenance costs are more directly aligned to the Data Warehousing segment thus fewer estimates are utilized for this segment. Systemedia is not impacted by these allocation methods.

Pension:

The Company accounts for its defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis. We estimate the expected return on plan assets, discount rate and rate of compensation, among other things, and rely on actuarial estimates to assess the future potential liability and funding requirements of our pension plan. Our expected return on plan assets has historically been and will likely be material to operating and net income.

Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized income/(expense) and recorded obligation in such future periods. While we believe the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension benefits costs and obligations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the U.S., and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries we hedge our main transactional exposures through the use of foreign exchange forward contracts and options. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units, and of certain financing transactions that are firmly committed or forecasted. These foreign exchange contracts are designated as cash flow hedges, and the gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of sales when the inventory is sold to an unrelated third party, and has no impact on our revenues.

Our strategy is to hedge, on behalf of each subsidiary, our non-functional currency denominated cash flows for a period of up to twelve months. In this way, much of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income as stated in the functional currency) is mitigated in the near term. In the longer-term (longer than the hedging period of up to 12 months) the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to US dollars. When hedging certain foreign currency transactions of a long-term investment nature, gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2002 and 2001, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $25 million increase or a $48 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $25 million decrease or a $5 million decrease in the fair value of the hedge portfolio as of September 30, 2002 and 2001, respectively.

The interest rate risk associated with our borrowing and investing activities at September 30, 2002 was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments, but could do so in the future.

We utilize non-exchange traded financial instruments such as foreign exchange forward contracts and options that we purchase exclusively from large financial institutions. Additionally, we utilize put option contracts that are not exchange traded as described in Note 5 of Notes to Condensed Consolidated Financial Statements. With respect to foreign exchange contracts, we record these on our balance sheet at fair market value based upon market-price quotations from the financial institutions. Accordingly, we do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, and that would have a material impact on our financial results.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the recent downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At September 30, 2002 and 2001, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of management including NCR’s Chief Executive and Chief Financial Officers, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on such evaluation, the Chief Executive and Chief Financial Officers of the Company have concluded that, as of October 31, 2002, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 6 of Notes to Condensed Consolidated Financial Statements on page 12 of this quarterly report and is incorporated in this Item 1 as by reference and made part hereof.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1		Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).
3.2		Bylaws of NCR Corporation, as amended and restated on July 24, 2002. (incorporated by reference to Exhibit 3.2 from the NCR Corporation Quarterly report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Form 10-Q”).
4.1		Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
4.2		Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).
4.3		NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4		Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5		Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith
34

Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).
4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith
Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 10.1 to the June 30, 2002 Form 10-Q).

10.2	Letter Agreement dated September 6, 2002.

10.3	Letter Agreement dated September 8, 2002.

(b) Reports on Form 8-K

NCR filed a Current Report on Form 8-K, dated September 11, 2002, which reported under Item 5 of such form the Press Release announcing the appointment of Mark Hurd as the Chief Operating Officer of NCR and the departure of Howard Lance, formerly a president of NCR and Chief Operating Office of the Company’s Retail and Financial Group. NCR filed a Current Report on Form 8-K, dated August 14, 2002, which reported under Item 5 of such form the signing and filing of sworn statements by Lars Nyberg, the Company ’s Chairman and Chief Executive Officer, and Earl Shanks, the Company’s Chief Financial Officer, with the U.S. Securities and Exchange Commission, and under Item 9 of such form the filing on August 14, 2002, of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, accompanied by the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Messrs. Nyberg and Shanks.

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

NCR CORPORATION

Date: November 12, 2002
/s/ Earl Shanks

Earl Shanks, Senior Vice President
and Chief Financial Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lars Nyberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NCR Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, present in all material respects the financial condition, results of operations and cash flows of the registrant as of, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the xincluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Lars Nyberg

Lars Nyberg
Chairman of the Board and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Earl Shanks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NCR Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, Including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the Period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days Prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and Procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's Auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Earl Shanks

Earl Shanks
Senior Vice President and
Chief Financial Officer