Form 10-K
period 2002-12-31
NCR CORP
filed 2003-03-13
CIK 70866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $3.4 billion. At February 28, 2003, there were 96,823,766 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:   Portions of the  registrant's  Annual Report to Stockholders for the year ended December 31, 2002.

Part III: Portions of the registrant's Proxy Statement, dated March 13, 2003, issued in connection with the 2003 annual meeting of stockholders.

TABLE OF CONTENTS

Item                               Description                                                  Page
-----                              -----------                                                  ----

                                     PART I

1.      Business...................................................................................1
2.      Properties.................................................................................5
3.      Legal Proceedings..........................................................................5
4.      Submission of Matters to a Vote of Security Holders........................................5
4.(a)   Executive Officers of the Registrant.......................................................5

                                     PART II

5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................7
6.      Selected Financial Data....................................................................7
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......7
7.(a)   Quantitative and Qualitative Disclosures about Market Risk................................24
8.      Financial Statements and Supplementary Data...............................................25
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......25

                                    PART III

10.     Directors and Executive Officers of the Registrant........................................26
11.     Executive Compensation....................................................................26
12.     Security Ownership of Certain Beneficial Owners and Management............................26
13.     Certain Relationships and Related Transactions............................................27

                                     PART IV
14.     Controls and Procedures...................................................................27

15.     Financial Statement Schedules, Reports on Form 8-K and Exhibits...........................27

This Report contains trademarks, service marks, and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                     PART I

Item 1. BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company also referred to as "we", "us" or "our") provide technology and services that help businesses interact, connect and relate with their customers.

Data Warehousing solutions transform information into knowledge, permitting businesses to respond with programs designed to improve customer acquisition, retention and profitability. Through the Company's presence at customer interaction points, such as automated-teller machines (ATMs), retail point-of-sale (POS) workstations, self-checkout systems, electronic shelf labels
(ESLs), and web-enabled kiosks, Financial Self Service and Retail Store Automation solutions enable companies to capture and process transaction-based information. Services are an essential component of each of NCR's complete offerings, and the Customer Services division is a global leader in information technology (IT) and services delivery.

NCR provides specific solutions for the retail and financial industries, and through the Data Warehousing and Customer Services businesses, the Company provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. NCR's solutions are built on a foundation of long-established industry knowledge and consulting expertise, hardware technology, value-adding software, global customer support services, and a complete line of business consumables and specialty media products.

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

Revenue by similar classes of products and services is reported in NCR's 2002 Annual Report to Stockholders as part of Note 12 of Notes to Consolidated Financial Statements, "Segment Information and Concentrations," and is incorporated herein by reference.

Geographic information is reported in NCR's 2002 Annual Report to Stockholders as part of Note 12 of Notes to Consolidated Financial Statements, "Segment Information and Concentrations," and is incorporated herein by reference.

NCR operates in one industry, the information technology industry, and categorizes its operations into seven reportable segments: Data Warehousing solutions, Financial Self Service solutions, Retail Store Automation solutions, Customer Services, Systemedia, Payment and Imaging solutions, and Other, each of which is described below. Each solution generally combines hardware, software, professional and installation-related services and customer support services.

Data Warehousing Solutions

Products and Services

NCR provides data warehousing solutions, combining Teradata(R) hardware, software (e.g., Teradata database and data mining software), professional consulting services, and customer support services, together with third-party products and services from leading technology partners. NCR's Data Warehousing solutions help businesses gain a competitive advantage by more quickly and efficiently analyzing detailed data around customers, suppliers, partners and company operations, to deliver accurate business intelligence to decision-makers when and where they need it.

The Teradata products and services are focused on providing customers with optimum price/performance at minimum total cost of ownership. Teradata data warehousing technologies provide a high level of linear performance scalability, availability and manageability for both repetitive and ad hoc queries in a decision support environment. Our professional service consultants combine a proven methodology with years of hands-on experience to ensure successful delivery of customers' data warehousing environments. Our customer services organization provides on-going maintenance and support, helping customers achieve and sustain the availability levels they require.

Target Markets and Distribution Channels

NCR's Data Warehousing serves many major industry markets, including the retail, financial, telecommunications, transportation, insurance, utilities and electronic commerce industries, as well as consumer goods manufacturers and government entities.

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

Competition

NCR faces competition in the industries served by Data Warehousing in all geographic areas where it operates. NCR believes that key competitive factors in these markets are vendor experience, the breadth and depth of the customer base, customer referrals, quality of the solutions or products, database sophistication, platform scalability, support and professional service capabilities, industry knowledge of the vendor, and total cost of ownership. The movement toward common industry standards (such as Intel processors and UNIX(R) and Microsoft operating systems) has accelerated product development, but has also made differentiation more difficult. Hardware and operating system commoditization have extended beyond personal computers into the server business. In the markets in which Data Warehousing competes, customers require applications, database software, system software, hardware, professional services, systems integration skills and ongoing solution support. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, open solutions that include all of these customer requirements. NCR's primary competitors include companies such as International Business Machines (IBM) and Oracle Corporation.

Financial Self Service Solutions

Products, Services and Solutions

Financial Self Service provides ATMs and related software, including the APTRA(TM) operating system software, to banks, credit unions and retailers. Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions and incorporate advanced features such as web enablement, automated check cashing/deposit, automated cash deposit, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams, as well as enhance customer loyalty.

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

Retail Store Automation Solutions

Products and Services

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software as well as innovative self-checkout systems and electronic shelf labels to retailers. Combining retail industry expertise, software and hardware technologies, and implementation and consulting services, Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase customer satisfaction for NCR's retail customers.

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

NCR's Store Automation solutions are offered through a combination of direct and indirect channels. The majority (about 90% in recent years) of solutions are sold by NCR's direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities and marketing programs to the sales channel.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor's consulting, deployment and support services. NCR's competitors vary by market segment, product, service offering and geographic area, and include IBM, Dell Computer Corporation, Wincor Nixdorf, and Optimal Robotics Corp., among others.

Customer Services

Products and Services

Customer Services are an essential component of NCR's complete solution offerings. NCR's Customer Services division is a global leader in IT services delivery. In addition to providing maintenance and support for the base of NCR solution customers, the Customer Services segment provides services from consulting to site design, to staging and implementation and maintenance for third parties, to complete systems management.

As a result of supporting NCR's solutions around the world, Customer Services has established an unmatched service delivery capability, and has leveraged this global presence and experience to develop and deliver a comprehensive portfolio of IT infrastructure services to businesses in other industries. These high availability services focus on the vital systems, networks, software and security that comprise the IT infrastructure of today's businesses, and include operations management, consulting, deployment and maintenance. Customer Services provides these services directly to global businesses as well as through partnerships with leading technology, network and systems suppliers including Cisco Systems, Dell Computer Corporation, Sun Microsystems and others.

Target Markets and Distribution Channels

The target market for Customer Services are users of NCR's world-class solutions. Customer Services provides service on NCR solutions, as well as multi-vendor technologies used in these segments - for example, IBM retail technologies and Diebold self-service products. Customer Services also provides services to customers who value and leverage NCR's global multi-vendor service capability - primarily technology manufacturers and large multi-national companies.

The primary sales channel for Customer Services is NCR's solution sales teams, which exist in all NCR divisions. Customer Services provides these services directly to end customers as well as through partnerships with leading technology suppliers including Cisco Systems, Sun Microsystems, and others.

Competition

NCR faces competition for services from other technology providers, as well as from service-only firms, in all geographies where it operates. The primary competitive factors are the same that impact NCR's other business segments. In addition, delays and declines in technology spending are causing intense competition for services and support contracts. Also, global technology providers are becoming more focused on services as a core business strategy. NCR believes it is well positioned to compete based on its domain knowledge and leadership positions in the target markets, technical expertise with NCR and multi-vendor technologies, demonstrated operational performance, and global reach and experience - all factors that play to the strengths of NCR. Continued threats include price erosion and service commoditization. To counter these threats, Customer Services is aggressively pursuing managed service relationships with its key customers. These services improve the efficiency and performance of the customers business, and increase the strategic and financial importance of their relationship with NCR.

The primary Customer Service competitors are the companies identified in NCR's other solutions. Key competitors encountered across all NCR solutions include IBM and Electronic Data Systems (EDS). NCR also competes with a range of smaller regional and local service companies that differ by geography.

Systemedia

Products

Systemedia develops, produces and markets a complete line of business consumables including paper rolls for ATMs and POS workstations, inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms and retail office products. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by Systemedia include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. Systemedia has a direct sales force in 26 countries focused on providing solutions to major accounts. In addition, Systemedia products are sold through office product resellers, value-added resellers, telemarketing and the Internet (via NCR's TeleWeb initiative).

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

Payment and Imaging Solutions

Products and Services

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based item processing. Payment and Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial industry businesses increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

Target Markets and Distribution Channels

NCR's Payment and Imaging solutions primarily serve the financial services industry worldwide with a major focus on banks. NCR has historically distributed most of its Payment and Imaging products and services through NCR's direct sales channel, although certain revenues are derived through sales by value-added-resellers, and distributors. Approximately two-thirds of the traditional Payment and Imaging product sales in recent years were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products, total cost of ownership, industry knowledge, the vendor's ability to provide and support a total end-to-end solution, the vendor's ability to integrate new and existing systems, the fit of the vendor's strategic vision with the customer's strategic direction, and the quality of the vendor's support and consulting services. NCR's competitors vary by product, service offering and geographic area, and include IBM and Unisys Corporation, among others.

Other

NCR's Other business segment primarily relates to third-party computer hardware and related professional and installation services in our high-availability and networking services businesses and to a business in Japan that is not aligned with our other segments.

Research and Development

Information regarding research and development activities is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report under the caption "Operating Expenses," and is incorporated herein by reference.

Seasonality

Information regarding seasonality is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report under the caption "Operating Result Fluctuations," and is incorporated herein by reference.

Backlog

NCR believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer support services business, for which order information is not recorded.

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report under the caption "Reliance on Third Parties," and is incorporated herein by reference.

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

Employees

At February 28, 2003, NCR had approximately 29,700 employees and contractors.

Internet Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission
(SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge, to a security holder upon written request a copy of the 2002 Annual Report to Stockholders and the 2003 Proxy Statement, portions of which are incorporated herein by reference. NCR will furnish any other exhibit at cost. Document requests are available by calling or writing to:

   NCR - Investor Relations
   1700 S. Patterson Boulevard
   Dayton, OH 45479
   Phone:  937-445-5905
   investor.relations@ncr.com
   http://investor.ncr.com

Environmental Matters

Information regarding environmental matters is reported in NCR's 2002 Annual Report to Stockholders as part of Note 11 of Notes to Consolidated Financial Statements, "Commitments and Contingencies," and is incorporated herein by reference.

Item 2. PROPERTIES

As of March 3, 2003, NCR operated approximately 514 facilities consisting of approximately 12.1 million square feet throughout the world. On a square footage basis, approximately 58% are owned and 42% are leased. Within the total facility portfolio, NCR operates approximately 26 research and development and manufacturing facilities totaling approximately 3.2 million square feet, 85% of which is owned. The remaining 8.9 million square feet within the facility portfolio includes office, repair, warehouse, and other miscellaneous sites, and is 49% owned. NCR maintains facilities in 68 countries.

NCR's business units are headquartered in Dayton, Ohio (Financial Solutions Division, including its Payment and Imaging business, Teradata Division and Systemedia Division) and Atlanta, Georgia (Retail Solutions Division).

NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 11 of the Notes to Consolidated Financial Statements, "Commitments and Contingencies," in NCR's 2002 Annual Report to Stockholders, and is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4. (a)  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of NCR (as of March 13, 2003) are as follows:

            Name       Age                     Position and Offices Held
            ----       ---                     -------------------------
Lars Nyberg             51   Chairman of the Board, Chief Executive Officer, and President*
Mark V. Hurd            46   President and Chief Operating Officer*
Earl C. Shanks          46   Senior Vice President and Chief Financial Officer
Wilbert J. M. Buiter    44   Senior Vice President, Human Resources
Gerald A. Gagliardi     55   Senior Vice President, Worldwide Customer Services Division
Jonathan S. Hoak        53   Senior Vice President and General Counsel
Michael Koehler         50   Senior Vice President, Teradata Division
Mark Quinlan            50   Vice President, Systemedia Division
Lee Schram              41   Senior Vice President, Retail Solutions Division
Keith Taylor            52   Senior Vice President, Financial Solutions Division

* Effective as of March 14, 2003, Mr. Nyberg will resign as President and Chief Executive Officer, and Mr. Hurd will become NCR's President and Chief Executive Officer.

NCR's Executive Officers

Lars Nyberg. Mr. Nyberg has been Chairman, Chief Executive Officer and President of NCR since June 1, 1995. He has resigned as Chief Executive Officer and President of the Company effective as of March 14, 2003. He was appointed non-executive Chairman of NCR's Board of Directors as of that date. Before joining NCR, Mr. Nyberg held various senior management positions with Philips Electronics NV, an electronics and electrical products company, including serving as Chairman and Chief Executive Officer of Philips' Communications and Computer Divisions. Mr. Nyberg is a director of Sandvik AB and Snap-On Incorporated. He became a director of NCR in 1995.

Mark V. Hurd. Mark Hurd will become Chief Executive Officer of NCR on March 14, 2003. He is also the Company's President, a position he has held since July 2001. From September 2002 until March 14, 2003, Mr. Hurd has served as NCR's Chief Operating Officer. From July 2000 until that time, he was Chief Operating Officer of the Teradata Division and, from July 2000 until July 2001, Executive Vice President, NCR. Since he started his career at NCR in 1980, Mr. Hurd has held a series of sales and marketing positions with increasing management responsibility, including Senior Vice President, Teradata Solutions Group from 1998 to June 2000 and Vice President, Worldwide Marketing and Americas Professional Services Division, from 1994 to 1998. Mr. Hurd will become a director of NCR on March 14, 2003.

Earl C. Shanks. Earl Shanks was appointed Senior Vice President and Chief Financial Officer of NCR in September 2001. Prior to assuming that position, he was Vice President of Corporate Finance starting in December 1998. From September 1997 to December 1998, Mr. Shanks was Vice President and Corporate Controller, and from 1996 to September 1997 he was NCR's Treasurer. Before joining NCR in 1996, Mr. Shanks was Vice President and Treasurer at Fruit of the Loom, Inc.

Wilbert Buiter. Wilbert Buiter has been Senior Vice President, Human Resources, of NCR since August 1, 1998. Prior to joining NCR, Mr. Buiter spent 15 years with Philips Electronics in a variety of operations, staff and managerial human resources assignments, including from July 1997 to July 1998, when he served as Senior Vice President, Human Resources, for Philips Consumer Communications, a joint venture between Philips and Lucent Technologies Inc.

Gerald A. Gagliardi. Gerald Gagliardi joined NCR as Senior Vice President, Worldwide Customer Services Division in January 2001. From June 2000 to January 2001, he served as a consultant to E. M. Warburg Pincus & Company, LLC, where he was engaged in acquisitions in the services industry. From October 1999 to June 2000, he also served as President and Chief Executive Officer of Inacom Corp. In June 2000, Inacom Corp. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Prior to October 1999, he spent 28 years at the Unisys Corporation where he held progressively senior management positions in the company's services division, including Executive Vice President and President of Global Customer Services from 1995 to 1999.

Jonathan S. Hoak. Jonathan Hoak became Senior Vice President and General Counsel for NCR in December 1993. Prior to joining NCR, he was general attorney for AT&T's Federal Systems Division and a partner at a prominent national law firm.

Michael Koehler. Michael Koehler became Senior Vice President of NCR's Teradata Division on March 4, 2003. Prior to assuming this position, from September 2002 to March 2003, he was the Interim Teradata Division Leader and Vice President, Global Sales and Services, Teradata Division. From October 1999 to September 2002, Mr. Koehler was Vice President, Global Sales and Services, Teradata Division. Prior to that, from June 1997 to October 1999, he was Vice President, Americas, Retail Solutions Group, and from July 1995 to June 1997, he was Vice President, Marketing, Retail Solutions Group.

Mark Quinlan. Mark Quinlan became Vice President and General Manager of NCR's Systemedia Division in September 2001. Mr. Quinlan had been the Acting Vice President of the Systemedia Division since May 2001. Prior to assuming this position, from 1999 to 2001, he was Vice President, Americas Sales for the Systemedia Division and, from 1996 to 1999, he was Vice President, Global Marketing, Systemedia Division.

Lee Schram. Lee Schram became Senior Vice President of NCR's Retail Solutions Division on March 4, 2003. Prior to assuming this position, from January 2002 to March 2003, he was Vice President and General Manager, Payment Solutions for the Financial Solutions Division. From September 2000 to January 2002, Mr. Schram was Chief Financial Officer of the Company's Retail and Financial Group. Prior to that, from 1999 to September 2000, he was NCR's Corporate Controller, and from 1996 to 1999, he was Chief Financial Officer of the Company's Retail Solutions Group.

Keith Taylor. Keith Taylor has been Senior Vice President of NCR's Financial Solutions Division since May 2001. Prior to that time, he was Vice President, Systemedia Group, from August 1999 to May 2001. From 1998 to August 1999, Mr. Taylor was Vice President, Worldwide Customer Services, Asia/Pacific region. From 1997 to 1998, he was Director of Logistics for NCR's Worldwide Customer Services, Europe/Middle East/Africa area.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

NCR common stock is listed on the New York Stock Exchange and trades under the symbol "NCR." There were approximately 204,000 registered holders of record of NCR common stock as of February 28, 2003. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 2002 and 2001.

                    2002                            2001
              ---------------                 ---------------
               High      Low                   High     Low
              ------   ------                 ------   ------

1st Quarter   $45.59   $36.80   1st Quarter   $49.70   $37.50
2nd Quarter   $44.90   $33.30   2nd Quarter   $50.00   $35.27
3rd Quarter   $35.95   $19.35   3rd Quarter   $48.65   $28.93
4th Quarter   $29.01   $18.80   4th Quarter   $39.50   $28.59

NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock will also be subject to such limitations as may be imposed by NCR's credit facilities from time to time.

From January 1, 2003 through March 12, 2003, the Company repurchased approximately 2.4 million shares of NCR common stock at an average market price of $18.69 per share. These repurchases were part of the systematic repurchase program, which is described in NCR's 2002 Annual Report to Stockholders as part of Note 8 of Notes to Consolidated Financial Statements, "Stock Compensation Plans, Purchases of Company Common Stock and Put Options."

Item 6. NCR CORPORATION SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2002, appears in the "Selected Financial Data" chart at the end of NCR's 2002 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide the technology and services that help businesses interact, connect and relate with their customers. Our market-leading Data Warehousing solutions transform information into knowledge, permitting businesses to respond with programs designed to improve customer acquisition, retention and profitability. Through our presence at customer interaction points, such as automated-teller machines (ATMs), retail point-of-sale (POS) workstations, self-checkout systems, electronic shelf labels (ESLs), and web-enabled kiosks, our Financial Self Service and Retail Store Automation solutions enable companies to capture and process transaction-based information. Services are an essential component of each of our complete offerings, and our Customer Services division is a global leader in information technology (IT) and services delivery.

We provide specific solutions for the retail and financial industries, and through our Data Warehousing and Customer Services businesses, we provide solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. Our solutions are built on a foundation of long-established industry knowledge and consulting expertise, hardware technology, value-adding software, global customer support services, and a complete line of business consumables and specialty media products.

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our Systemedia and Payment and Imaging solutions are reportable segments. A seventh segment, Other, primarily relates to third-party computer hardware and related professional and installation services in our high availability and networking services businesses and to a business in Japan that is not aligned with our other segments. Our segments are comprised of hardware, software, professional and installation-related services and customer support services.

We deliver our solutions to customers on a global basis, and categorize our results in four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific excluding Japan (Asia/Pacific).

RESULTS FROM OPERATIONS

In millions                                 2002/1/   2001/2/   2000/3/
                                            -------   -------   -------

Consolidated revenue                         $5,585    $5,917    $5,959

Consolidated gross margin                     1,587     1,794     1,867

Consolidated operating expenses:
   Selling, general and administrative
      expenses                                1,166     1,315     1,329
   Research and development expenses            232       293       333
                                             ------    ------    ------

Total consolidated income from operations    $  189    $  186    $  205
                                             ======    ======    ======

/1/ Income from operations for 2002 includes real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million.

/2/ Income from operations for 2001 includes a $39 million provision for uncollectible loans and receivables related to Credit Card Center (CCC), $9 million of integration costs related to acquisitions and $67 million of goodwill amortization.

/3/ Income from operations for 2000 includes $38 million for restructuring and other related charges, $25 million for in-process R&D charges related to acquisitions, $2 million for integration costs related to acquisitions and $33 million of goodwill amortization.

Total revenue decreased 6% in 2002 versus the prior year. When adjusted for the impact of foreign currency fluctuations, revenue declined 7%. The revenue decline in 2002 was primarily attributed to lower revenue from exited businesses and the impact of depressed IT capital spending. This adverse capital spending environment impacted our Customer Services and Retail Store Automation businesses while weakness in the European economy and lower upgrade activity following the Euro conversion on January 1, 2002, specifically affected our Financial Self Service solutions. These declines were partially offset by improved performance from Data Warehousing in the Americas and EMEA regions, as well as the continued success of Financial Self Service in the Asia/Pacific region. Total revenue declines in 2002 of 8% in the Americas region, 7% in the EMEA region and 4% in Japan were partially offset by growth in the Asia/Pacific region of 6%. Adjusted for the impact of foreign currency fluctuations, 2002 revenues declined 11% in the EMEA region and 2% in Japan, contrasted to a 4% increase in the Asia/Pacific region.

Total operating income was $189 million in 2002 versus operating income of $186 million and $205 million in 2001 and 2000, respectively. In 2002, total operating income included $5 million of asset impairment charges and $16 million of real estate consolidation and restructuring charges. Excluding the impact of prior year goodwill amortization of $67 million, total operating income decreased $64 million. This decline was mainly due to lower revenue relating to exited businesses, margin erosion due to competitive pressure, lower product revenue and the impact of pension and postemployment changes.

In 2001, total revenue decreased 1% compared to 2000, but increased 2% when adjusted for the impact of foreign currency fluctuations. Revenues reflected declines from exited businesses and the impact of the slow United States (U.S.) economy on capital spending, offset by the strength of our Financial Self Service solutions in the expanding Asia/Pacific marketplace and the EMEA region, specifically due to higher sales and upgrades relating to the conversion to the Euro currency. Total revenue declines in 2001 of 4% in the Americas region and 12% in Japan were partially offset by growth in the EMEA and Asia/Pacific regions of 6% and 9%, respectively. Adjusted for the impact of foreign currency fluctuations, 2001 revenues increased 9% in the EMEA region and 16% in the Asia/Pacific region, contrasted to a 1% decline in Japan.

In 2001, total operating income included a $39 million provision for uncollectible loans and receivables related to Credit Card Center (CCC), $9 million of acquisition-related integration charges and $67 million of goodwill amortization. In addition to these expenses, the decline in total operating income in 2001 reflected a lower mix of higher-margin product revenues versus services revenue and lower customer services margin as a percentage of revenue, partially offset by a reduction in operating expenses.

Revenue And Operating Margin By Segment

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income, consistent with the manner by which we manage each segment and report our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." Although such exclusions result in financial information that differs from generally accepted accounting principles (GAAP) in the United States, it is useful to investors because it includes the same information that is used by our management to assess our overall financial performance and the financial performance of our operating segments. Moreover, this non-GAAP information excludes items that reflect management decisions made for the long-term benefit of our company overall, but which may have a disproportional impact, either positively or negatively, within the reporting period, or exclude events that occur infrequently and therefore do not reflect ongoing operational performance within the period. The effects of pension income, goodwill amortization, and other special items as described in
Note 12 of Notes to Consolidated Financial Statements have been excluded from the operating income for each reporting segment presented and discussed below. Our segment results are reconciled to total company GAAP results in Note 12 of Notes to Consolidated Financial Statements.

Data Warehousing provides the market-leading Teradata data warehousing database software, hardware platform and related services that enable companies to gain a competitive advantage by more quickly and efficiently analyzing customer behavior and other business information and then delivering that business intelligence to the company's decision-makers. Combining computer hardware, software, professional consulting services, customer support services and third-party software from leading technology firms, our Data Warehousing solutions are designed to enable businesses, across multiple industries, to quickly leverage detailed data into actionable opportunities.

The following table presents Data Warehousing (including hardware and software maintenance) revenue and total operating income (loss) for the years ended December 31:

                                               2002     2001     2000
----------------------------------------------------------------------
In millions

   Data Warehousing revenue                   $1,226   $1,149   $1,134
   Data Warehousing operating income (loss)   $  112   $  (53)  $  (60)
----------------------------------------------------------------------

Data Warehousing revenue increased 7% in 2002 compared to 2001, outpacing the industry despite the challenging economic environment. During 2002, Data Warehousing increased product revenues as a result of existing customers upgrading their data warehouses and the addition of approximately 100 new customers. Data Warehousing generated significant year-over-year growth in the insurance, communications, government and retail sectors. In addition, hardware and software maintenance revenue increased as a result of growth in our installed customer base. Data Warehousing solutions experienced revenue growth in the Americas and EMEA regions, partially offset by declines in the Asia/Pacific region and Japan. Operating income improved to $112 million in 2002, compared to an operating loss of $53 million in 2001, primarily attributed to reductions in costs and expenses not aligned to demand-creation activities, as well as higher product and maintenance revenues.

In 2001, revenue increased 1% despite a challenging economic environment compared to 2000. This increase was primarily attributable to an increase in hardware and software maintenance revenue as a result of growth in our installed customer base. The 2001 operating loss improved by $7 million from 2000 due to a lower expense structure which was partially offset by a lower mix of higher-margin hardware and software products, versus lower-margin professional services.

We expect continued revenue growth in 2003 driven by the ability of our Teradata business to grow market share despite the depressed IT capital spending environment. We anticipate that our maintenance revenue will continue to grow as a result of growth in our installed customer base. This expected growth, when combined with our continued focus on cost and expense management, should result in improved operating profitability for Teradata Data Warehousing in 2003.

Financial Self Service provides ATMs and related software, including our APTRA operating system software, to banks, credit unions and retailers. Our market-leading value proposition is based on our high-quality ATM product family which provides a broad array of functionality, our leadership position in multi-vendor software, and our best-in-class project management services, all delivered at an attractive cost of ownership. Our Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions and incorporate advanced features such as web enablement, automated check cashing/deposit, automated cash deposit, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams, as well as enhance customer loyalty.

The following table presents Financial Self Service revenue and total operating income for the years ended December 31:

                                              2002     2001     2000
---------------------------------------------------------------------
In millions

   Financial Self Service revenue            $1,095   $1,114   $1,077
   Financial Self Service operating income   $  115   $  168   $  143
---------------------------------------------------------------------

Financial Self Service revenue decreased 2% in 2002 compared to 2001. The revenue decrease in 2002 was driven by a decline in the EMEA region, partially offset by increases in the Asia/Pacific and Americas regions. The revenue decline in the EMEA region was attributed to economic weakness and competitive pressure in Europe. Additionally, there were fewer upgrades and purchases of equipment in 2002 versus higher levels of upgrades in 2001 as financial institutions prepared for the January 1,

2002 conversion to the Euro currency. Growth in the Americas region was related to upgrades and purchases by top tier banks and 7-Eleven's purchase of our advanced function ATMs. Growth experienced in the Asia/Pacific region was primarily driven by strong markets in China and India as an increasing number of financial institutions in these countries are installing ATMs for the first time. The operating income decline in 2002 versus the prior year was mainly due to lower product revenue and competitive pressure in Europe.

In 2001, revenues increased 3% compared to 2000. This increase was due largely to the growth in the Asia/Pacific region, particularly in the emerging markets of India and China, and growth in Europe as banks and financial institutions prepared for the January 1, 2002 conversion to the Euro currency. The operating income increase in 2001 versus 2000 was due primarily to higher volume and lower expenses.

We will leverage our worldwide sales, service and manufacturing presence while we continue to focus on expense management in our Financial Self Service segment in 2003. We will also drive expansion in our business in the Asia/Pacific region as we increase production at our Beijing and India manufacturing facilities. We expect flat revenue in 2003 as continued softness in the European market is expected to offset growth in other regions.

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software as well as innovative self-checkout systems and electronic shelf labels to retailers. Our retail solutions are industry-tested and have proven their business value in the most extreme of retail environments including high-volume food stores, general merchandisers and fast-food restaurants. Combining our retail industry expertise, software and hardware technologies, and implementation and consulting services, our Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase customer satisfaction for our retail customers.

The following table presents Retail Store Automation revenue and total operating
(loss) income for the years ended December 31:

                                                     2002   2001   2000
-----------------------------------------------------------------------
In millions

   Retail Store Automation revenue                   $714   $834   $894
   Retail Store Automation operating (loss) income   $(57)  $ 10   $  4
-----------------------------------------------------------------------

Retail Store Automation revenue decreased 14% in 2002 compared to 2001. The revenue decline was primarily the result of decreased revenues in the Americas and Japan regions as retailers continue to delay capital spending. The operating income decline in 2002 was predominately the result of lower revenue, competitive pressures and transition costs relating to our supply chain.

In 2001, revenue decreased 7% compared to 2000 due largely to post Y2K and the continued constrained capital spending of retailers. The improvement in operating income in 2001 was primarily the result of lower cost and expense.

We expect to see revenue growth in 2003 driven by 2002 order activity which is likely to be partially offset by continued weakness in the retail marketplace. We should also begin to harvest our research and development investments as our product mix shifts to newer products and the industry prepares for a long-overdue upgrade cycle. Streamlining and lowering the cost in our supply chain, as well as ongoing expense management, will better position Retail Store Automation to improve profitability in 2003.

Systemedia provides business consumables and products including paper rolls for ATMs and POS workstations inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms and retail office products. Systemedia products are designed to reduce paper-related failures in our ATMs and POS terminals and enable businesses to improve transaction accuracy while reducing overall costs.

The following table presents Systemedia revenue and total operating income for the years ended December 31:

                                 2002   2001   2000
---------------------------------------------------
In millions

   Systemedia revenue            $518   $503   $502
   Systemedia operating income   $  6   $  1   $  8
---------------------------------------------------

Systemedia revenues increased 3% in 2002 compared to 2001. In 2002, revenue increased in all regions except the Asia/Pacific region. Operating income improved in 2002 versus the prior year predominately due to cost reductions in manufacturing and supply-line management.

In 2001, revenue remained relatively flat compared to 2000. The growth experienced in the Americas region was offset by declines in Japan and the EMEA and Asia/Pacific regions. Operating income declined in 2001 primarily due to continued competitive pricing pressures impacting gross margin, offset partially by lower operating expenses.

We expect revenue for Systemedia to be flat in 2003 compared to 2002. Growth driven by sales of retail office products and increasing the capture rate of our ATM and POS customers is expected to be offset by declines in sales of traditional paper products.

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based item processing. Our imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial industry businesses increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

The following table presents Payment and Imaging revenue and total operating income for the years ended December 31:

                                          2002   2001   2000
------------------------------------------------------------
In millions

   Payment and Imaging revenue            $152   $186   $185
   Payment and Imaging operating income   $ 19   $ 17   $ 18
------------------------------------------------------------

Payment and Imaging revenue declined 18% in 2002 compared to 2001. This decline was largely attributed to the sale of our item-processing outsourcing business that contributed $30 million of revenue in 2001 (see Note 4 of Notes to Consolidated Financial Statements). Operating income increased in 2002 compared to 2001 primarily related to lower operating expenses.

In 2001, revenue remained relatively flat compared to 2000. Operating income slightly declined during 2001 compared to 2000 due to product margin erosion.

We expect 2003 revenue to be consistent with the revenue generated in 2002. Payment and Imaging is shifting its focus from traditional item-processing to imaging solutions as check volume and traditional item-processing decline and financial institutions move to digital images to process, and potentially clear, checks electronically.

Customer Services are an essential component of our complete solution offerings. NCR's Customer Services division is a global leader in IT services delivery. In addition to providing maintenance and support for our base of NCR solution customers, our Customer Services segment provides services from consulting to site design, to staging and implementation and maintenance for third parties, to complete systems management.

As a result of supporting our solutions around the world, Customer Services has established an unmatched service delivery capability, and has leveraged this global presence and experience to develop and deliver a comprehensive portfolio of IT infrastructure services to businesses in other industries. These high availability services focus on the vital systems, networks, software and security that comprise the IT infrastructure of today's businesses, and include operations management, consulting, deployment and maintenance. Customer Services provides these services directly to global businesses as well as through partnerships with leading technology, network and systems suppliers including Cisco Systems, Dell Computer Corporation, Sun Microsystems and others.

The following table presents Customer Services revenue and total operating income for the years ended December 31:

                                         2002     2001     2000
----------------------------------------------------------------
In millions

   Customer Services revenue            $1,791   $1,968   $1,945
   Customer Services operating income   $   37   $  170   $  215
----------------------------------------------------------------

Customer Services revenue declined 9% in 2002 compared to 2001. This decline was largely due to lower maintenance revenue relating to exited businesses, lower professional services and installation-related services due to lower overall company revenues and softness in the third-party contracts market. Our exited businesses relate to bank branch automation, home banking, account processing and low-end server businesses we exited in the 1990s. Customer Services maintenance revenue related to exited businesses declined more than $100 million in 2002. The operating income decline in 2002 was primarily due to lower maintenance revenue from our exited businesses and margin erosion.

In 2001, revenue slightly increased versus 2000 largely due to higher customer services maintenance revenue for our Financial Self Service solution. The operating income decline in 2001 compared to 2000 was principally related to margin erosion from pricing pressures and the impact of exited businesses.

Customer Services revenue is expected to be down in 2003 as the continued decline in maintenance revenues related to exited businesses will offset the expected growth in maintenance revenues for Financial Self Service and Retail Store Automation. The declining revenue from our exited businesses will continue through 2004. Additionally, Customer Services will continue to focus on increasing its managed services business in 2003.

Restructuring and re-engineering

In the third quarter of 2002, we announced re-engineering plans to drive operational efficiency throughout our company. We targeted process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to improve efficiency and effectiveness of operations. To support our growth initiatives, we will focus on our sales process and sales management. Initiatives in this area include capitalizing on our value propositions, improving sales training, territory management and sales metrics and simplifying the sales process. To reduce our cost of delivering products and services, we will focus on improvements to our supply chain that will yield lower inventory levels as well as reductions in inventory handling, freight and warehousing costs. In addition, we will reduce product costs through design and procurement initiatives. In services, we will focus on completion of a global model for service delivery. To reduce our expense structure, we are standardizing our global IT applications, continuing to reduce our real estate costs and implementing new global processes within the finance and administration areas to streamline these processes to begin to reach benchmark standards.

During the fourth quarter of 2002, in connection with these efforts, management approved a real-estate consolidation and restructuring plan designed to accelerate our re-engineering and consolidation strategies. Since 1997, we have reduced the number of facilities utilized by NCR and have reduced the total space used by more than four million square feet. We will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of underutilized facilities.

As part of our re-engineering, real estate consolidation and restructuring plans, during the fourth quarter of 2002, we incurred a real estate consolidation and restructuring charge of $25 million, of which $8 million was for restructuring charges related to contractual lease termination costs, $9 million related to asset impairment charges and $8 million for lease buy-outs and other real estate consolidation costs.

Gross margin

Gross margin as a percentage of revenue decreased 1.9 percentage points to 28.4% in 2002 from 30.3% in 2001. Product gross margin declined 1.4 percentage points to 34.7% and services gross margin decreased 2.5 percentage points to 21.7%. In 2002, product gross margin included $4 million of asset impairment charges and services gross margin included $8 million for real estate restructuring charges. Product gross margin, including the asset impairment charge, declined primarily due to rate declines relating to competitive pressure in Retail Store Automation and Financial Self Service combined with lower volume in Retail Store Automation, partially offset by improved margin performance in Data Warehousing. The decline in services gross margin was largely due to the lower revenue from exited businesses, margin erosion relating to competitive pricing pressure and the impact of the restructuring charge.

The 2001 gross margin decreased 1.0 percentage point compared to 2000. Product gross margin declined 1.0 percentage point to 36.1% and services gross margin decreased 0.6 percentage points to 24.2%. In 2001, product gross margin included $1 million of acquisition-related integration charges and services gross margin included $5 million of acquisition-related integration charges. Product gross margin declined largely due to lower hardware margins for Data Warehousing and Retail Store Automation. The decline in service gross margin was primarily due to exited businesses and the underutilization of our customer services infrastructure resulting from the slower economy and its effect on the retail and telecommunication industries. In 2000, gross margin as a percentage of revenue was 31.3% and included $37 million of restructuring charges and $1 million of acquisition-related integration charges.

Operating expenses

Selling, general and administrative (SG&A) expenses decreased $149 million, or 11%, in 2002 compared to 2001. Excluding the impact of prior year goodwill amortization of $67 million, SG&A expenses decreased $82 million, or 7%, of which $39 million of this decline related to the prior year CCC charge. In 2002, SG&A expenses included $9 million of real estate consolidation and asset impairment charges. The decrease in 2002 was primarily due to continued infrastructure cost improvements and the curtailment of discretionary spending. This strategy will continue in 2003 as we target process improvements to drive simplification, standardization and globalization and consistency across the organization. SG&A expenses decreased $14 million, or 1%, in 2001 compared to 2000. In 2001, SG&A expenses included a $39 million provision for uncollectible loans and receivables related to CCC and $3 million of acquisition-related integration charges. The decrease in 2001 SG&A expenses was mainly due to infrastructure improvements and curtailment of discretionary spending. As a percentage of revenue, SG&A expenses were 20.9%, 22.2% and 22.3%, in 2002, 2001 and 2000, respectively.

Research and development (R&D) expenses decreased $61 million, or 21%, in 2002 compared to the prior year. The decline in 2002 is a result of utilizing more industry-standard components and the benefit from consolidating our R&D facilities. R&D expenses decreased $40 million, or 12%, in 2001 compared to 2000. The decline in 2001 related to the rationalization of our spending and the elimination of duplicative R&D expenses associated with our customer relationship management software, as we completed the integration of Ceres Integrated Solutions, LLC, which we acquired in 2000. In 2000, R&D expenses included $25 million of in-process R&D charges relating to acquisitions. As a percentage of revenue, R&D expenses were 4.2%, 5.0% and 5.6% in 2002, 2001 and 2000, respectively.

Cost of revenue and total expenses for the years ended December 31, were impacted by certain employee benefit plans as shown below:

                           2002   2001     2000
------------------------------------------------
In millions

Pension (income) Expense   $(74)  $(124)  $(124)
Postemployment Expense       75      37      21
Postretirement Expense       16      13      13
------------------------------------------------
   Net Expense (income)    $ 17   $ (74)  $ (90)
------------------------------------------------

During the 12 months ended December 31, 2002, we realized a $74 million benefit from pension income versus a $124 million benefit in 2001. The decline was due primarily to the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 and 2001. Predominately due to the poor performance of the equity markets over the past few years and changes to actuarial assumptions, we expect pension expense of approximately $95 million in 2003.

Postemployment expense (severance, disability and medical) increased to $75 million for the 12 months ended December 31, 2002, versus $37 million in 2001. This increase in expense was primarily attributable to a $33 million increase resulting from a change in the assumed demographic mix of our involuntary employee turnover. The change was made based on actual recent experience factors. Expense increased by $16 million for the 12 months ended December 31, 2001 versus the comparable period in 2000. This increase was primarily attributable to a one-time reduction in our long-term disability medical liability of $12 million in 2000 due to assumption changes relating to long-term disability recovery rates and mortality rates for people on long-term disability. We expect our postemployment expense to be approximately $84 million in 2003.

Postretirement plan expense (medical and life insurance) for the 12 months ended December 31, 2002 was $16 million, which increased over the prior year, primarily due to completing the amortization of the benefits of our 1998 plan design changes during the year.

Income before income tax

Operating income was $189 million in 2002, versus operating income of $186 million and $205 million in 2001 and 2000, respectively. In 2002, operating income included $5 million of asset-impairment charges and $16 million of real estate consolidation and restructuring charges. Excluding the impact of prior-year goodwill amortization of $67 million, operating income decreased $64 million. This decline is primarily due to lower revenue from exited businesses, margin erosion from competitive pressure and lower product revenue and the impact of pension and postemployment changes. In 2001, operating income included a $39 million provision for uncollectible loans and receivables related to CCC, $9 million of acquisition-related integration charges and $67 million of goodwill amortization. The decline in operating income in 2001 reflected a lower mix of higher-margin product revenues versus services revenue and lower customer services margins, partially offset by a reduction in operating expenses. In 2000, operating income included $38 million of restructuring and related charges, $25 million of in-process R&D charges relating to an acquisition and $2 million of acquisition-related integration charges.

Interest expense was $19 million in 2002, $18 million in 2001 and $13 million in 2000. Other expense, net, was $39 million in 2002, and consisted primarily of a $14 million investment basis write-down of marketable securities in Japan for losses that were considered to be other than temporary, a $9 million charge relating to an indemnification claim made by Lucent Technologies, Inc. (see Note 11 of Notes to Consolidated Financial Statements), $8 million of real estate consolidation impairment charges and $6 million of costs relating to the disposition of a small non-strategic business. Other expense, net, was $44 million in 2001, and consisted predominately of a $40 million charge related to the Fox River environmental matter (see Note 11 of Notes to Consolidated Financial Statements), $7 million of goodwill amortization expense and $16 million of investment basis write-downs for losses that were considered to be other than temporary. These expenses were partially offset by $10 million of interest income and $20 million of other income representing both a gain from the sale of our account and item-processing outsourcing businesses and a gain related to the demutualization of one of our health insurance providers. Other income, net, was $83 million in 2000, which consisted primarily of $48 million in gains from facility sales and $31 million of interest income, partially offset by $6 million in goodwill amortization expense.

Income tax

Income tax expense was $3 million in 2002 compared to income tax benefit of $97 million in 2001 and income tax expense of $97 million in 2000. The income tax expense in 2002 was reduced by a $15 million benefit relating to the resolution of outstanding issues on refund claims from the U.S. and French governments. The income tax benefit in 2001 included a $138 million benefit resulting from the favorable settlement of audit issues in our 1993 and 1994 tax years related to a number of international dividend transactions. These issues had been the subject of dispute between the Internal Revenue Service (IRS) and NCR, therefore, a reserve for these items had been established in prior periods. Upon favorable settlement of the dispute during 2001, the reserve was released.

Our effective tax rate was approximately 14% for 2002 excluding the tax impacts relating to the adoption of Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," and the benefit from the resolution of outstanding issues on refund claims. Each year our effective tax rate includes a certain amount of benefit related to the use of foreign tax credits. For 2002, the amount of such benefit as compared to the amount of income before tax was larger than previous years. Our effective tax rate was approximately 33% for 2001 excluding the impact of the provision for uncollectible loans and receivables related to CCC, acquisition-related integration costs, a charge related to the Fox River environmental matter, the cumulative effect of adopting Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and the benefit from the favorable resolution of international income tax issues described above. Our effective tax rate was approximately 33% for 2000, excluding restructuring and other related charges, acquisition-related integration and in-process R&D charges. We anticipate our tax rate will be approximately 28% in 2003.

Cumulative effect of accounting change

The cumulative effect of accounting change in 2002 was a non-cash, net-of-tax goodwill impairment charge of $348 million which relates to the adoption of SFAS
142. The cumulative effect of accounting change in 2001 of $4 million relates to the adoption of SFAS 133.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments totaled $526 million at December 31, 2002 compared to $336 million and $357 million at December 31, 2001 and 2000, respectively.

We generated cash flow from operations of $247 million, $146 million and $171 million in 2002, 2001 and 2000, respectively. The cash generated from operations in 2002 was driven by operating profitability and was partially offset by negative net working capital and disbursements for employee severance and pension. Net working capital was impacted by a $90 million increase in receivables largely relating to the discontinuation of receivables factoring in 2002. The cash generated in 2001 was driven by operating profitability and improved asset management, specifically accounts receivable, partially offset by disbursements for employee severance and pension. Receivable balances decreased $212 million in 2001 compared to an $80 million increase in 2000. The decrease in receivables in 2001 versus 2000 was primarily attributable to lower fourth-quarter revenues, incremental factoring of receivables of approximately $18 million and a continued focus on collections. The cash generated from operations in 2000 was driven primarily by operating results, partially offset by disbursements for employee severance and pension.

Net cash flows used in investing activities was $220 million, $233 million and $367 million in 2002, 2001 and 2000, respectively. The net use of cash in investing activities in 2002, 2001 and 2000 primarily represented net capital expenditures for property, plant and equipment, reworkable service parts and additions to capitalized software. Capital expenditures were $259 million, $325 million and $391 million for the years ended 2002, 2001 and 2000, respectively. Proceeds from sales of property, plant and equipment are primarily driven by our continued focus to reduce our excess real estate. We have progressively reduced our capital spending due to the challenging economic climate and we will continue to manage our capital expenditures below our depreciation and amortization expense. In 2000, we reduced our net short-term investment position by $182 million to fund acquisition activities.

Net cash provided by financing activities was $151 million and $87 million in 2002 and 2001, respectively, compared to a $7 million use in 2000. The net cash provided in 2002 was primarily driven by the net proceeds received from our private issuance of long-term debt, offset in part by the repurchase of Company common stock and repayment of short-term debt. The proceeds from the issuance of the June 2002 long-term debt were $296 million after discount and expenses. Proceeds from short-term borrowings were $101 million, $213 million and $10 million for 2002, 2001 and 2000, respectively. During 2002, $234 million of cash was utilized to repay short-term borrowings, compared to repayments of $171 million and $21 million for 2001 and 2000, respectively. We used $66 million, $60 million and $110 million in 2002, 2001 and 2000, respectively, for the purchase of Company common stock pursuant to the systematic stock repurchase program. We expect this program to continue in 2003.

Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans. Proceeds from our employee stock plans were $51 million, $101 million and $122 million for 2002, 2001 and 2000, respectively.

In 2002, global capital market developments resulted in negative returns on NCR's pension funds and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets and NCR was required to adjust the minimum pension liability recorded in the consolidated balance sheet. This $841 million charge decreased prepaid pension costs by $523 million, increased pension liabilities by $325 million, increased intangible assets by $7 million, increased deferred taxes by $290 million and increased other comprehensive loss by $551 million. This non-cash charge did not affect our 2002 earnings, cash flow or debt covenants, nor did it otherwise impact our business operations.

Contractual and Commercial Commitments In the normal course of business, we enter into various contractual and other commercial commitments that impact, or could impact, the liquidity of our operations. The following table outlines our commitments at December 31, 2002:

                                              Total    Less than    1-3     4-5    Over 5
                                             Amounts     1 Year    Years   Years    Years
-----------------------------------------------------------------------------------------
In millions
Long-term debt                                $  306      $ --      $ 1     $ --    $305
Operating leases (non-cancelable)                342        64       85       56     137
Short-term borrowings                              5         5       --       --      --
-----------------------------------------------------------------------------------------
Total Contractual                             $  653      $ 69      $86     $ 56    $442
=========================================================================================

Unused lines of credit/1/                     $  762      $362      $--     $400    $ --
Standby letters of credit and surety bonds       226        54       77       --      95
Other corporate guarantees                        19         2        4       --      13
Other commitments                                 14        --       10       --       4
-----------------------------------------------------------------------------------------
Total Commerical                              $1,021      $418      $91     $400    $112
=========================================================================================

/1/ Includes unused bank overdraft facilities and other uncommitted funds of $162 million.

We had debt with scheduled maturities of less than one year of $5 million and $138 million at December 31, 2002 and 2001, respectively. We used a portion of the proceeds from the $300 million senior unsecured notes (as described below), issued in June 2002, to repay short-term debt. The weighted average interest rate for such debt was 5.5% at December 31, 2002 and 3.5% at December 31, 2001. The increase in the weighted average interest rate reflects a reduced borrowing in Japan (which has lower rates) in 2002 versus the prior year. We had long-term debt and notes totaling $306 million and $10 million at December 31, 2002 and 2001, respectively. Material obligations had U.S. dollar-equivalent interest rates ranging from 7.1% to 9.5% with scheduled maturity dates from 2009 to 2020. The scheduled maturities of the outstanding long-term debt and notes during the next five years are $1 million in 2004, with the remainder after 2008.

In October 2002, we renewed a $200 million 364-day unsecured credit facility with a one-year term-out option with a syndicate of financial institutions. The 364-day facility coincides with a $400 million, five-year unsecured revolving credit facility which we entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2002 and 2001.

In June 2002, we issued $300 million of senior unsecured notes due in 2009. The notes were sold privately pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds from the notes were used to repay a portion of our short-term debt with the remainder available for general corporate purposes. The notes bear interest at an annual rate of 7.125%, which increased 0.25% as of November 4, 2002, and will continue to accrue interest until certain registration requirements are met. This interest is payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument.

Our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, R&D, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in "Factors That May Affect Future Results." If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Our current focus on improving free cash flow, which we define as cash flow from operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, and a continued focus on balance sheet management has increased our ability to generate cash. During 2002, we generated a $167 million free cash flow improvement over 2001, which was primarily driven by improvement in operating activities and a reduction in capital expenditures.

                                                      2002    2001    2000
--------------------------------------------------------------------------
In millions
Net cash provided by operating activities            $ 247   $ 146   $ 171

Less:
   Net expenditures and proceeds for service parts    (113)   (117)   (108)
   Expenditures for property, plant and equipment      (81)   (141)   (216)
   Additions to capitalized software                   (65)    (67)    (67)
--------------------------------------------------------------------------
Free cash flow                                       $(12)   $(179)  $(220)
==========================================================================

FACTORS THAT AFFECT FUTURE RESULTS

This annual report, including the Shareholder's Letter, and other documents that we file with the Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management's beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic Pressures Our business is affected by the global economies in which we operate. The recent economic downturn and the subsequent decline in capital spending by many industries, particularly retail and telecommunications, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration and intensity of the downturn, its effect on the markets in general and other general economic and business conditions.

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large, successful companies in the technology industry such as:
International Business Machines Corporation (IBM), Oracle Corporation, Diebold, Inc., Dell Computer Corporation, Wincor Nixdorf GmbH & Co., Getronics NV and Unisys Corporation, some of which have widespread penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-check out, electronic shelf labels, entry-level ATMs, payment and imaging, and business consumables and media products.

We offer a broad suite of consulting and support services across our Data Warehousing, Financial Self Service, Retail Store Automation and Payment and Imaging segments. We compete with companies in consulting and support services, and we partner with companies such as Cisco Systems, Dell Computer Corporation and Sun Microsystems to deliver IT infrastructure services solutions and also offer consulting and support services.

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce, solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion, particularly in the industries targeted by our more mature solution offerings such as Retail Store Automation and Financial Self Service Solutions. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically.

Our customers finance many of our product sales through third-party financing companies. In case of customer default, these financing companies may be forced to resell this equipment at discounted prices impacting our ability to sell incremental units. The impact of these competitive product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Operating Result Fluctuations Future operating results could continue to be subject to fluctuations based on a variety of factors, including:

Seasonality Our sales are historically seasonal, with revenue higher in the fourth quarter of each year. During the three quarters ending in March, June and September, we have historically experienced less favorable results than in the quarter ending in December. Such seasonality also causes our working capital and cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product and services sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among others, make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

Cost/Expense Reductions We are actively working to manage our costs and expenses to continue improving operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. We are also striving to become the leading, low-cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operations or financial condition could be adversely affected.

Contractual Obligations of Consulting Services We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability may be impacted if we are not able to control costs and maintain utilization rates. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability under these contracts may be negatively impacted. In addition, if we are not able to maintain appropriate utilization rates for our professionals, we may not be able to sustain our profitability.

Acquisitions and Divestitures As part of our solutions strategy, we intend to continue to selectively acquire and divest technologies, products and businesses. As these activities take place and we begin to include, or exclude as the case may be, the financial results related to these investments could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), "Employer's Accounting for Pensions." In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by changes in these actuarial assumptions, including those described below in our "Critical Accounting Policies and Estimates." Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Real Estate Our strategy over the past four years with respect to real estate has been to reduce our holdings of excess real estate and to improve liquidity. In line with this strategy, we anticipate the sale of facilities, which may impact net income. We will intensify our actions to reduce the size of our real estate portfolio during the upcoming year.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. Currently, approximately 57% of our revenues come from outside the United States. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g. adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties, and cultural business practices that may be different from U.S. business practices). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions The solutions we sell are complex, and we need to rapidly and successfully develop and introduce new solutions. We operate in a competitive, rapidly changing environment, and our future business and operating results depend in part on our ability to develop and introduce new solutions that our customers choose to buy. This includes our efforts to rapidly develop and introduce next generation software applications especially for our Data Warehousing business. The development process for our complex solutions, including our software application development programs, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

If we are unable to anticipate our customers' needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make commitments to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our advanced-function ATMs, self-checkout technologies and electronic shelf labels, and transition our Payment and Imaging solutions from traditional item processing to imaging, our business and operating results could be impacted.

Our solutions, which contain both hardware and software products, may contain known, as well as undetected errors, which may be found after the products' introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our business and operating results.

Reliance on Third Parties Third party suppliers provide important elements to our solutions. We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX and Microsoft Windows NT(R). Certain parts and components used in the manufacture of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

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

Lack of information technology infrastructure, manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

Intellectual Property As a technology company, our intellectual property portfolio is key to our future success. Our intellectual property portfolio is a key component of our ability to remain a leading technology and services solutions provider. To that end, we aggressively protect and work to enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws, and if our efforts fail, our business could be impacted. In addition, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business could be impacted. There has been a recent increase in the issuance of software and business method patents and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims such as those made by LG Electronics (LGE) as described in Note 11 of Notes to Consolidated Financial Statements. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue such as improving sales training, addressing sales territory requirements and focusing on our strong value propositions. If we are not successful in managing the required changes to implement this plan, in particular those related to changing our internal processes, our business and operating results could be impacted.

Employees Our employees are vital to our success. Our ability to attract and retain highly-skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace and our current re-engineering efforts may adversely impact our workforce. If we are not able to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with GAAP, laws and regulations, taxation requirements and federal securities laws and regulations. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international) or temporary lapses in internal controls due to resource constraints could lead to improprieties that could impact our financial condition or results of operations.

Information Systems It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost effective manner, especially in light of strains on our information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operation may be impacted.

Acquisitions and Alliances Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth. As part of our overall solutions strategy, we intend to continue making investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations and control procedures, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, retaining key employees and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations.

It is our policy not to discuss or comment upon negotiations regarding such business combinations or divestitures unless they are material and a definitive agreement is signed or circumstances indicate a high degree of probability that a material transaction will be consummated, unless the law requires otherwise.

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in "Environmental Matters" under Note 11 of Notes to Consolidated Financial Statements and in the "Critical Accounting Policies and Estimates" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

Contingencies Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations), and federal securities laws and regulations, among others, may substantially increase costs to our organization and could impact our future operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management continually reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Our senior management has reviewed these critical accounting policies and related disclosures with our independent auditors and the Audit Committee of our Board of Directors (see Note 1 of Notes to Consolidated Financial Statements, which contains additional information regarding our accounting policies and other disclosures required by GAAP).

Revenue Recognition We are a solutions company which provides our customers with computer hardware, software, professional consulting services and customer support services. Consistent with other companies that provide similar solution offerings, revenue recognition is often complex and subject to multiple accounting pronouncements including Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," and related interpretations.

In general, we consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is consistently applied to all of our operating segments.

Hardware and software revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Generally, we do not sell our software products without the related hardware as our software products are embedded in the hardware we sell. Our typical solution requires no significant production, modification or customization of the software or hardware that is essential to the functionality of the products other than installation for our more complex solutions. For these complex solutions, revenue is deferred until all customer contractual obligations have been met.

Our sales arrangements often include support services in addition to hardware and software. These services could include hardware and software maintenance, upgrade rights, customer support and professional consulting services. For sales arrangements that include bundled hardware, software and services, we account for any undelivered service offering as a separate element of a multiple-element arrangement. These services are typically not required to operate the hardware and software. Revenue deferred for services is determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. For these services, revenue is typically recognized ratably over the period benefited or when the services are complete. If the services are essential to the functionality of the hardware and software, revenue from the hardware and software components is deferred until the essential services are complete.

Revenue recognition for complex contractual arrangements require a greater degree of judgment, including a review of specific contracts, past experience, credit-worthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Allowance for Doubtful Accounts We evaluate the collectibility of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balances as an overall proxy to reflect historical average credit losses and provision for known issues. These percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date on which payment is due. As the age of the receivable increases, the provision percentage also increases. This policy is applied to all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer's payment history and credit worthiness. Judgment is used to assess the collectibility of account balances, and the credit worthiness of a customer.

The Allowance for Doubtful Accounts for the periods ended December 31 was $25 million in 2002, $54 million in 2001 and $24 million in 2000. These allowances represent 2.0%, 4.6% and 1.8% of gross receivables for 2002, 2001 and 2000, respectively. The increase in the allowance for doubtful accounts between 2001 and 2000 represents a $39 million provision for uncollectible loans and receivables related to CCC. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions worsen, impacting our customers' ability to pay, we may increase our reserves for doubtful accounts.

Inventory Valuation Inventories are stated at lower of cost or market. Each quarter, our business segments reassess raw materials, work-in-process, parts and finished equipment inventory average costs for purchase or usage variances from standards and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and require each business segment to ensure that inventory balances are adjusted for any inventory exposure due to age or excess of cost over market value.

We have inventory in more than 40 countries around the world. We transfer inventory from our plants to our distribution and sales organizations. This inventory is transferred at cost plus mark-up. This mark-up is referred to as inter-company profit. Each quarter we review our inventory levels and analyze our inter-company profit for each of our segments to determine the amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances allow. If our estimates require refinement our results could be impacted.

Our inventory reserve balances of $66 million, $54 million and $54 million as of December 31, 2002, 2001 and 2000 represent 20.2%, 16.2% and 15.8% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

Warranty Reserves One of our key strategies is to provide superior quality products and services. To that end, we provide a standard manufacturer's warranty extending up to 12 months such that, should products under warranty require repair, no additional cost of that repair will be charged to our customers. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the warranty. This impacts all segments of our business except for the "Other" segment where minimal warranty, if any, is offered.

Future warranty obligation costs are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability based upon the pre-established warranty percentages for that product class.

Total warranty costs for the period ended December 31, 2002 were $16 million, $18 million in 2001 and $24 million in 2000, representing 0.6%, 0.6% and 0.8% of total product revenues in the respective periods. Historically the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Pension, Postretirement and Postemployment Benefits We account for defined benefit pension plans in accordance with SFAS 87 which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postretirement plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," and our postemployment plans are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." We have significant pension, postretirement and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postretirement and postemployment expenses impact all of our segments, while pension income is reported at the corporate level.

The key assumptions used in developing our 2002 pension and postretirement plan expense were the discount rate of 7.25% and expected return on assets assumption of 10% for our U.S. plans which represents 69% and 100% of pension and postretirement plan obligations, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased pre-tax 2002 income by approximately $2 million. Likewise, a 0.25% change in the expected rate of return on plan assets assumption would have increased or decreased pre-tax 2002 income by approximately $7 million. Our expected return on plan assets has historically been and will likely continue to be material to operating and net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31, for all of our plans. In determining 2003 pension and postretirement expense for the U.S. plans, we intend to use a discount rate of 6.75% and an expected rate of return on assets assumption of 8.5%. The most significant assumption used in developing our 2002 postemployment plan expense was the assumed rate of involuntary turnover of 4%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. Our historical assumption has been 3.5%; however, due to reengineering activities that increased our recent involuntary turnover rate and our projection of involuntary turnover, we raised our rate to 4%. A 0.25% change in the rate of involuntary turnover would have increased or decreased pre-tax 2002 expense by approximately $4 million.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS
5), "Accounting for Contingencies." To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. When insurance carriers or third-parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

The most significant legal contingency impacting our company relates to the Fox River matter, which is further described in detail in Note 11 of Notes to Consolidated Financial Statements. This matter impacts our company overall and does not affect the financial results of any one of its segments. As described in Note 11, NCR was identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin, because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia Pacific (formerly Fort James), WTM1 Co. (formerly Wisconsin Tissue, now owned by Chesapeake Corporation), Riverside Paper Corporation, and U.S. Paper Mills Corp. (owned by Sonoco Products Company).

As of the end of 2002, our reserve for the Fox River matter was approximately $56 million. In 2001, we increased our reserve to account for the government's proposed clean-up plan, which included certain estimates regarding the total clean-up costs associated with the Fox River, among other things. We regularly re-evaluate the assumptions we use in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, make appropriate adjustments.

The extent of our potential liability has been highly uncertain and continues to be so at this time. Our eventual liability - which we expect will be paid out over the next 20-40 or more years - will depend on a number of factors. In general, these factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages; as former and current owners of paper manufacturing facilities along the Fox River (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) our transaction costs to defend our company in this matter. In setting our reserve, we have attempted to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low-end of the range. Each of these factors is discussed below:

..    For the first factor described above, total clean-up costs for the site, we determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates.
     Accordingly, we used the low-end of that range, which was the government's estimate of the clean-up costs as set forth in the proposed clean-up plan. This amount was $370 million; however there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion. In relying on the government estimates for clean-up costs, we assumed that neither the amount of dredging undertaken nor the cost per cubic yard of the dredging will vary significantly from the amounts contained in the proposed plan. The goverment's final clean-up plan for the first two areas of the Fox River that was released in January 2003 is generally consistent with the estimates for the corresponding portions of its proposed plan.

..    Second, for total natural resource damages, we also determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, we used the low-end of that range, which was the lowest estimate in a 2000 government report on natural resource damages. This amount was $176 million.

..    Third, for the NCR/API share of clean-up costs and natural resource damages, we examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, we determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, we used the low-end of that range, which was primarily an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

..    Fourth, for our share of the joint NCR/API payments, we estimated we would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between us and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

..    Finally, for our transaction costs to defend this matter, we estimated the costs we are likely to incur over the four-year period covered by the NCR/API interim settlement with the government (which is described below). This estimate is based on our costs since this matter first arose in 1995 and estimates of what our defense costs will be in the future.

We do not expect there to be any significant near-term changes to any of the above-described assumptions that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. We believe there is such uncertainty surrounding these estimates that we cannot quantify the high-end of the range of such estimates. In any event, assuming, for example, that the above described assumptions are each doubled, our payments for the potential liabilities for the Fox River matter would be approximately $255 million (to be paid out over the next 20-40 or more years). AT&T Corp. and Lucent Technologies, Inc. are jointly responsible for indemnifying us for a portion of amounts incurred by our company over a certain threshold, and the $255 million estimate assumes they will make such payments. If we were in fact required to pay an amount such as $255 million for NCR's share of the Fox River liabilities, it would have a minimal impact on our liquidity and capital resources, assuming that such amount was required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

We have discussed above our overall, long-term exposure to the Fox River liability. However, as described in Note 11 of Notes to Consolidated Financial Statements, we also have limited short-term liability for this matter. In December 2001, NCR and API entered into an interim settlement with the governmental agencies that limits NCR/API's joint cash payouts to $10.375 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10.375 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. These payments are being shared by us and API under the terms of the confidential settlement agreement discussed above and will be credited against our long-term exposure for this matter.

Investment in Marketable Securities We typically classify our marketable securities as available-for-sale and account for them at fair value with net unrealized gains or losses reported, net-of-tax, within stockholders' equity. If a decline in the fair value of a marketable security is deemed by us to be other than temporary, the cost basis of the investment is written down to estimated fair value, and the amount of the write-down is included in the determination of income. The determination of whether a decline in the fair market value is to be other than temporary requires a significant amount of judgment and is based on historical experience and upon information available to us at the time. However, because future events relating to marketable securities cannot be determined with absolute certainty, our decision to recognize a loss may be premature or we may fail to a make a timely adjustment, impacting future earnings. During the fourth quarter of 2002, we recognized a pre-tax loss of $14 million for investments in marketable securities in Japan. Currently, we do not anticipate any near-term changes in the fair market value of our marketable securities and any changes in the fair market value would be immaterial.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to which jurisdiction the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We also review our liabilities under SFAS No. 5 which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These projections and estimates may change in the future as actual results become known.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $1 million to the valuation allowance as of December 31, 2002.

We have a valuation allowance of $357 million as of December 31, 2002 related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2001, the valuation allowance was $281 million.

Impairment of Long-Lived Assets In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. This policy is applied to all of our segments. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and SFAS 142 in June 2001. SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires intangible assets with definite useful lives to continue to be amortized over their respective useful lives and be tested for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable. Indefinite life intangible assets must be tested annually to determine whether events or circumstances continue to support the indefinite useful life. If the intangible asset is subsequently determined to have a finite useful life, the asset shall be tested for impairment in accordance with SFAS 144. Similar to goodwill, the assessment of impairment for intangible assets requires estimates of future cash flows. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. See Note 5 of Notes to Consolidated Financial Statements for our disclosure regarding intangible assets and goodwill.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and we incorporate such discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations by reference and make it a part hereof.

Item 7.(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts and options. This is primarily done through the hedging of foreign-currency-denominated inter-company inventory purchases by the marketing units and of foreign-currency-denominated inventory sales by the manufacturing units, and of certain financing transactions that are firmly committed or forecasted. These foreign exchange contracts are designated as cash flow hedges, and the gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of sales when the inventory is sold to an unrelated third party.

Our strategy is to hedge, on behalf of each subsidiary, our non-functional currency denominated cash flows for a period of up to 12 months. In this way, much of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income as stated in the functional currency) is mitigated in the near term. In the longer-term (longer than the hedging period of up to 12 months) the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders' equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $7 million increase or a $41 million increase in the fair value of the hedge portfolio as of December 31, 2002 and 2001, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $7 million decrease or a $9 million decrease in the fair value of the hedge portfolio as of December 31, 2002 and 2001, respectively.

The interest rate risk associated with our borrowing and investing activities at December 31, 2002, was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments but could do so in the future.

We utilize non-exchange traded financial instruments such as foreign exchange forward contracts and options that we purchase exclusively from highly-rated financial institutions. Additionally, we utilize put option contracts that are not exchange traded as described in Note 8 of Notes to Consolidated Financial Statements. With respect to foreign exchange contracts, we record these on our balance sheet at fair market value based upon market-price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the continued downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At December 31, 2002 and 2001, we did not have any major concentration of credit risk related to financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of NCR, the notes to such financial statements, the report of PricewaterhouseCoopers LLP dated January 20, 2003 and the selected financial data as included in NCR's 2002 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISLCOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item with respect to directors of NCR is included on pages 7-8 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference. In addition, the following information is provided with respect to Mr. Robbins, an NCR director who has chosen not to stand for re-election at the Company's 2003 Annual Meeting of Stockholders:

James O. Robbins, 60, has served as President and Chief Executive Officer of Cox Communications, Inc., a broadband communications company, since 1994. He was President of the Cable Division of Cox Enterprises, Inc., from 1985 to 1994. Mr. Robbins is a director of Cox Communications, Inc., and serves on the Advisory Board of Forstmann Little and Co. and as a trustee of STI Classic Funds and STI Classic Variable Trust. He became a director of NCR on January 1, 1997.

Information regarding Executive Officers is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company's executive officers and directors is included in the material captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference.

Information regarding NCR's determination of an "audit committee financial expert" is included in the material captioned "Committees of the Board" on page 10 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" on pages 14-21 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference. The information regarding the Company's compensation of its directors is included in the material captioned "Compensation of Directors" on pages 11-12 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" on pages 4-5 of NCR's Proxy Statement, dated March 13, 2003, and is incorporated herein by reference.

The table below shows a high-level summary of aggregate equity compensation plans:

Equity Compensation Plan Information

                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                            Number of securities to     Weighted average         under equity
                                            be issued upon exercise     exercise price of      compensation plans
                                            of outstanding options,   outstanding options,    (excluding securities
                                              warrants and rights      warrants and rights   reflected in column a)
                                            -----------------------   --------------------   ----------------------
Plan category                                         (a)                      (b)                     (c)
Equity compensation plans approved by
   security holders :

   Management Stock Option Plans  1.               16,375,782                $38.21                 8,827,204
   Worldshares Stock Option Plan  2.                        0                     0                 4,794,054

Equity compensation plans not approved by
   security holders:                                      N/A                   N/A                       N/A
                                                   ----------                ------                ----------
      Total                                        16,375,782                $38.21                13,621,258
                                                   ==========                ======                ==========

1. The Management Stock Option Plan was adopted with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that increases each year, the number of shares authorized by 4% of the outstanding shares on the first day of the year for a ten-year term of the plan without the need for additional board approval. There were 25,202,986 shares authorized under the plan at January 1, 2003.

2. The Worldshares Stock Option Plan was adopted with stockholder approval, effective January 1, 1997. There were 6,694,854 shares authorized under the plan at January 1, 2003. NCR granted 3,059,370 million options to substantially all of its employees at December 31, 1996. These options had a five-year expiration period that ended January 1, 2002. There were 1,900,800 shares exercised under this program, and the remaining 1,158,570 shares were canceled or expired.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 14. CONTROLS AND PROCEUDRES

NCR has established disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on their evaluation, conducted in February 2003 under their supervision and with the participation of management, the Company's Chief Executive and Chief Financial Officers have concluded that, as of the date of their evaluation, NCR's disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR's disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR's Exchange Act filings.

In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K:

(a) Index

1. Financial Statements: The following consolidated financial statements of the Company and the Report of Independent Accountants and are incorporated by reference in Part II, Item 8:

                                                                          Page of
                                                                       Annual Report
                                                                             to
                                                                        Stockholders
                                                                       -------------
Report of Independent Auditors                                              26
Consolidated Statements of Operations for 2002, 2001 and 2000               27
Consolidated Balance Sheets at December 31, 2002 and 2001                   28
Consolidated Statements of Cash Flow for 2002, 2001, 2000                   29
Consolidated Statements of Stockholders' Equity for 2002, 2001, 2000        30
Notes to Consolidated Financial Statements                                  31

2. Financial Statement Schedule: Financial Statement Schedule II - Valuation and Qualifying Accounts is included in this Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Report on Form 10-K.

(b) Reports on Form 8-K

1. NCR filed a Current Report on Form 8-K, dated November 13, 2002, which reported under Item 9 of such form the filing on November 12, 2002, of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, accompanied by the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Messrs. Lars Nyberg and Earl Shanks, Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer of the Company, respectively.

2. NCR filed a Current Report on Form 8-K, dated November 27, 2002, which reported under Item 9 of such form the publication on its web page of a supplemental presentation showing restated operating results for each quarter of 2001 and 2002 using a new segment structure.

(c) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

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

3.2 Bylaws of NCR Corporation, as amended and restated on January 22, 2003.

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

4.4 Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "June 30, 2002 Quarterly Report")).

4.5 Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c) Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

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

10.8.3 Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002.

10.9           NCR Officer Plan effective June 1, 2002.

10.10 NCR Change-in-Control Severance Plan for Executive Officers (Exhibit 10.16 to the 1996 NCR Annual Report).

10.11 Change-in-Control Agreement by and between NCR and Lars Nyberg (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.12.1 NCR Director Compensation Program (Exhibit 10.18 to the 1996 NCR Annual Report).

10.12.2        First Amendment to the NCR Director Compensation Program (Exhibit
               10.14.1 to the 1999 NCR Annual Report).

10.12.3 Second Amendment to the NCR Director Compensation Program (Exhibit 10.14.2 to the 1999 NCR Annual Report).

10.13          NCR Management Incentive Program (Exhibit 10.19 to the 1996
               Annual Report).

10.14 NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 Quarterly Report")).

10.15.1 NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.15.2 Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002.

10.16 NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.17 NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003.

10.18.1 Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25,
               2000).

10.18.2 Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000 (Exhibit 10.1(b) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.18.3 Second Amendment to Agreement and Plan of Merger by NCR Corporation and NCR Merger Sub Parent, Inc. dated May 1, 2001 (Exhibit 10.1(c) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.19 Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.20 Employment Agreement with Lars Nyberg (Exhibit 10.22 to the 1999 NCR Annual Report).

10.21 Amended Letter Agreement with Lars Nyberg dated January 23, 2002 (Exhibit 10.18 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.22 Letter Agreement dated October 18, 2000 (Exhibit 10.26 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report")).

10.23 Letter Agreement dated January 15, 2001 (Exhibit 10.27 to the 2000 Annual Report).

10.24 Letter agreement dated June 18, 2001 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.25 Letter agreement effective August 20, 2001 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26 Letter agreement dated September 6, 2002 (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.27 Letter agreement dated September 8, 2002 (Exhibit 10.3 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.28          Letter agreement dated March 6, 2003.

13             NCR's 2002 Annual Report to Stockholders.

21             Subsidiaries of NCR Corporation.

23.1           Consent of Independent Accountants.

99             Code of Conduct for associates of NCR Corporation.

                                 NCR Corporation

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

                                                  Column A     Column B     Column C     Column D     Column E
                                                 ----------   ----------   ----------   ----------   ---------
                                                                           Additions
                                                 Balance at   Charged to   Charged to                 Balance
                                                  Beginning     Costs &       Other                   at End
                  Description                     of Period    Expenses     Accounts    Deductions   of Period
----------------------------------------------   ----------   ----------   ----------   ----------   ---------

Year Ended December 31, 2002
   Allowance for doubtful accounts                  $ 54          $ 7         $ --         $36          $ 25
   Deferred tax asset valuation allowance            281           76           --          --           357
   Inventory valuation reserves                       50           26           --          25            51
   Reserves related to business restructuring         --            8           --          --             8

Year Ended December 31, 2001
   Allowance for doubtful accounts                  $ 24          $67         $ --         $37          $ 54
   Deferred tax asset valuation allowance            304           --           --          23           281
   Inventory valuation reserves                       53           25           --          28            50

Year Ended December 31, 2000
   Allowance for doubtful accounts                  $ 31          $17         $ --         $24          $ 24
   Deferred tax asset valuation allowance            285           --           19          --           304
   Inventory valuation reserves                       67           27           --          41            53
   Reserves related to business restructuring         73           --          (37)         36            --

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NCR Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 20, 2003, appearing in the 2002 Annual Report to Stockholders of NCR Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio
January 20, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NCR CORPORATION


Date:  March 13, 2003                         By:


                                              /s/ Earl Shanks
                                              ----------------------------------
                                              Earl Shanks
                                              Chief Financial Officer and
                                              Senior Vice President

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

Signature                        Title
---------                        -----


/s/ Lars Nyberg
------------------------------
Lars Nyberg                      Chairman of the Board, Chief Executive Officer and President


/s/ Earl Shanks
------------------------------
Earl Shanks                      Chief Financial Officer and Senior Vice President
                                 (Principal Financial and Accounting Officer)


/s/ Edward P. Boykin
------------------------------
Edward P. Boykin                 Director


/s/ Mark P. Frissora
------------------------------
Mark P. Frissora                 Director


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


/s/ James R. Long
------------------------------
James R. Long                    Director


/s/ C.K. Prahalad
------------------------------
C.K. Prahalad                    Director


/s/ James O. Robbins
------------------------------
James O. Robbins                 Director


/s/ William S. Stavropoulos
------------------------------
William S. Stavropoulos          Director

Date:  March 13, 2003

                                 CERTIFICATIONS

I, Lars Nyberg, certify that:

1. I have reviewed this annual report on Form 10-K of NCR Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 13, 2003          /s/ Lars Nyberg
                                 -----------------------------------------------
                                 Lars Nyberg
                                 Chairman of the Board,
                                 Chief Executive Officer and President

I, Earl Shanks, certify that:

1.   I have reviewed this annual report on Form 10-K of NCR Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003             /s/ Earl Shanks
                                 -----------------------------------------------
                                 Earl Shanks
                                 Senior Vice President
                                 and Chief Financial Officer