Form 10-Q
period 2003-03-31
NCR CORP
filed 2003-05-12
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act):  Yes  ☒  No  ☐

Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2003 was approximately 95.4 million.

PART I. Financial Information

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2003	2002
Product revenue	$591	$612
Service revenue	643	635

Total revenue	1,234	1,247

Cost of products	383	400
Cost of services	544	497
Selling, general and administrative expenses	280	285
Research and development expenses	59	56

Total operating expenses	1,266	1,238

(Loss) income from operations	(32)	9
Interest expense	7	2
Other (income)/expense, net	(2)	1

(Loss) income before income taxes and cumulative effect of accounting change	(37)	6
Income tax (benefit) expense	(10)	2

(Loss) income before cumulative effect of accounting change	(27)	4
Cumulative effect of accounting change, net of tax	—	(348)

Net loss	$(27)	$(344)

Net (loss) income per common share
Basic before cumulative effect of accounting change	$(0.28)	$0.04
Cumulative effect of accounting change	—	(3.55)

Basic	$(0.28)	$(3.51)

Diluted before cumulative effect of accounting change	$(0.28)	$0.04
Cumulative effect of accounting change	—	(3.45)

Diluted	$(0.28)	$(3.41)

Weighted average common shares outstanding
Basic	96.0	97.9
Diluted	96.0	100.6

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	March 31 2003	December 31 2002
Assets
Current assets
Cash, cash equivalents and short-term investments	$529	$526
Accounts receivable, net	1,107	1,204
Inventories, net	274	263
Other current assets	187	193

Total current assets	2,097	2,186
Reworkable service parts and rental equipment, net	240	234
Property, plant and equipment, net	536	558
Goodwill	103	102
Other assets	1,592	1,592

Total assets	$4,568	$4,672

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$13	$5
Accounts payable	307	364
Payroll and benefits liabilities	189	227
Customer deposits and deferred service revenue	433	339
Other current liabilities	423	482

Total current liabilities	1,365	1,417
Long-term debt (Note 6)	305	306
Pension and indemnity liabilities	708	696
Postretirement and postemployment benefits liabilities	310	312
Other liabilities	605	596
Minority interests	18	20

Total liabilities	3,311	3,347

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.7 and 97.0 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1	1
Paid-in capital	1,173	1,217
Retained earnings	614	641
Accumulated other comprehensive loss	(531)	(534)

Total stockholders’ equity	1,257	1,325

Total liabilities and stockholders’ equity	$4,568	$4,672

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Three Months Ended March 31
	2003	2002
Operating Activities
Net loss	$(27)	$(344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83	80
Deferred income taxes	(9)	(5)
Goodwill Impairment	—	348
Other loss on assets, net	1	1
Changes in assets and liabilities:
Receivables	97	34
Inventories	(11)	(1)
Current payables	(116)	(45)
Customer deposits and deferred service revenue	94	88
Employee severance and pension	5	(33)
Other assets and liabilities	(15)	(42)

Net cash provided by operating activities	102	81

Investing Activities
Net expenditures for reworkable service parts	(32)	(23)
Expenditures for property, plant and equipment	(14)	(20)
Proceeds from sales of property, plant and equipment	1	1
Additions to capitalized software	(16)	(15)
Other investing activities, net	(2)	19

Net cash used in investing activities	(63)	(38)

Financing Activities
Purchases of company common stock	(50)	—
Short-term borrowings, net	8	(32)
Long-term borrowings, net	—	(2)
Other financing activities, net	5	34

Net cash (used in) provided by financing activities	(37)	—

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase in cash and cash equivalents	2	43
Cash and cash equivalents at beginning of period	526	335

Cash and cash equivalents at end of period	$528	$378

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim period are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s 2002 Annual Report to Stockholders and Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31
In millions	2003	2002
Comprehensive Loss
Net loss	$(27)	$(344)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	—	(2)
Unrealized gain (loss) on derivatives	10	(1)
Currency translation adjustments	(7)	(12)

Total comprehensive loss	$(24)	$(359)

In millions	March 31 2003	December 31 2002
Inventories
Work in process and raw materials	$65	$66
Finished goods	209	197

Total inventories, net	$274	$263

Other assets
Prepaid pension	$790	$794
Deferred income taxes	602	596
Other	200	202

Total Other assets	$1,592	$1,592

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 143 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143, which amends Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this statement are those that an entity cannot avoid as a result of acquisition, construction or normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement as of January 1, 2003, and it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 145 In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds Statement of Financial Accounting Standards No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002. The Company adopted this statement on January 1, 2003, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 146 In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There was not a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption of this statement on January 1, 2003.

FASB Interpretation No. 45 In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. NCR has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, and has adopted the quarterly disclosure provisions of FIN 45 in the Condensed Consolidated Financial Statements for the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations, financial condition or cash flows of the Company. See Note 8 of Notes to Condensed Consolidated Financial Statements for the disclosures required by FIN 45.

Statement of Financial Accounting Standards No. 148 In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosures of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for 2003. NCR has adopted the interim disclosure requirements for pro forma information as shown in Note 7 of Notes to Condensed Consolidated Financial Statements in the first quarter of 2003. NCR is evaluating the impact of this standard for the Company’s consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 46 In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51 “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management has evaluated the provisions of FIN 46 and determined that there is no impact on the Company upon adoption of the statement in the first quarter of 2003 and no impact is expected for the third quarter of 2003 when the consolidation requirements for entities created or acquired prior to February 1, 2003 become effective.

4. BUSINESS RESTRUCTURING

In the third quarter of 2002, NCR disclosed re-engineering plans to drive operational efficiency throughout the Company. The Company is targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being re-engineered to improve efficiency and lower costs and expenses. Management is taking action to shorten the Company’s product and service offer development cycles and to improve its sales and order management processes. To improve accounts receivables collections and cash flow, management has implemented plans to drive efficiencies for the Company’s invoicing and collection activities.

During the fourth quarter of 2002, in connection with these efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. This charge primarily impacted the following segments, Data Warehousing ($2 million), Financial Self Service ($3 million), and Customer Services ($3 million).

For the period ending March 31, 2003, NCR utilized an insignificant portion of the $8 million liability, and the balance is reflected as a current liability on NCR’s condensed consolidated balance sheet. The Company expects to complete the restructuring plan via exiting all identified facilities by the end of 2003.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

NCR adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill assets. As a result of the adoption of SFAS 142, it was determined that the goodwill of the Retail Store Automation, Systemedia, and Other segments was impaired. The Company recorded a non-cash, net-of-tax goodwill impairment charge of $348 million ($3.45 per diluted share) as a cumulative effect of accounting change as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of tax, in the condensed consolidated statement of operations for the three months ended March 31, 2002.

Goodwill was $103 million and $102 million as of March 31, 2003 and December 31, 2002, respectively. The Company performs its annual goodwill impairment test during the fourth quarter of 2003.

Other Intangible Assets

Other intangible assets were specifically identified when acquired, and primarily consist of patents. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR’s other intangible assets are deemed to have definite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were $25 million and $16 million as of March 31, 2003 and $25 million and $15 million as of December 31, 2002. The aggregate amortization expense for the three-month period ending March 31, 2003 and 2002 was $1 million, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005, and 2006, is $4 million, $4 million, $2 million, and zero, respectively.

6. LONG TERM DEBT

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were offered to institutional buyers in accordance with Rule 144A and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (Securities Act). The proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes. The notes were not registered under the Securities Act and were not offered or sold in the United States without appropriate registration pursuant to an applicable exemption from the Securities Act registration requirements. The notes started accruing interest on June 6, 2002, at the rate of 7.125% per annum, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument. As of November 4, 2002, the interest due on the notes increased 0.25% because certain registration requirements were not met. Such additional interest was due and owed until the Company completed an exchange offer for the notes with new notes that are registered under the Securities Act. In April 2003, the Company registered new notes that contain substantially identical terms with the SEC under the Securities Act, and an exchange offer was initiated to replace the outstanding notes with the new notes. The Company expects that the exchange offer will be completed in May 2003, and the interest rate on the notes will be adjusted to the original rate of 7.125% at that time.

The most significant portion of the Company’s other long term debt consists of notes payable originating in the United States with interest rates ranging from 8.95% to 9.5% with maturities of $0.3 million in 2004, $0.6 million in 2010, and $5 million in 2020.

7. STOCK COMPENSATION PLANS AND STOCK REPURCHASE PROGRAM

Stock Compensation Plans

The NCR Management Stock Plan provides for the grant of several different forms of stock-based benefits, including stock options, stock appreciation rights, restricted stock awards, performance awards, other stock unit awards and other rights, interests or options relating to shares of NCR common stock to employees and non-employee directors. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within three years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that initially authorized and made available for grant 5.6% of the outstanding shares as of January 1, 1997, as well as sufficient shares to replace all outstanding awards held by active NCR employees for shares of AT&T Corp. stock. Thereafter, the number of shares authorized under the plan increases each calendar year by 4% of the outstanding shares on the first day of the year for the ten-year term of the plan without the need for additional Board approval.

The NCR WorldShares Plan provides for the grant of stock options relating to shares of NCR common stock to employees. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. Options to purchase common stock may be granted by the Board of Directors. On January 1, 1997, the Board granted options with a five-year term to substantially all NCR employees. Those options expired January 1, 2002. The plan terminates January 1, 2007, and currently no option grants are outstanding under the plan.

NCR accounts for its stock option-based compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. If NCR recognized stock option-based compensation expense based on the fair value of granted options at the grant date, net loss and net loss per diluted share for the three months ended March 31 would have been as follows:

	Three Months Ended March 31
in millions except for per share data	2003	2002
Net loss	$(27)	$(344)
Add: Stock option-based employee compensation expense included in reported net loss, (net-of-tax)	—	—
Less: Total stock option-based employee compensation expense determined under fair value based method for awards, (net-of-tax)	7	14

Pro forma net loss	$(34)	$(358)

Basic net loss per share:
As reported:	$(0.28)	$(3.51)
Pro forma	$(0.35)	$(3.66)
Diluted net loss per share:
As reported:	$(0.28)	$(3.41)
Pro forma	$(0.35)	$(3.66)

The pro forma amounts calculated are not necessarily indicative of the effects on net income and net income per diluted share in future years. The pro forma net loss and net loss per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months ended March 31:

	2003	2002
Dividend yield	—	—
Risk-free interest rate	2.97%	3.92%
Expected volatility	44.15%	45.00%
Expected holding period (years)	5.0	5.0

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statement of operations. If the Company decides to adopt such a policy, it will cause the Company to adopt the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” and the transition provisions of SFAS 148. These provisions will impact the Company’s consolidated financial position and results of operations in the period of adoption. The Company is evaluating the provisions of FAS 123, including the fair value and expense recognition of all of its stock compensation plans, and FAS 148, including the implementation method to be adopted.

Purchase of Company Common Stock

During the first quarter of 2003, NCR repurchased approximately 2.7 million shares of its common stock for approximately $50 million as part of a systematic repurchase program authorized in December of 2000 to offset the dilutive effect of the employee stock plans. Following the end of the first quarter of 2003 through May 8, 2003, the Company repurchased approximately 0.1 million shares for approximately $2 million as part of the systematic repurchase program.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by accounting principles generally accepted in the United States of America, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2003 cannot currently be reasonably determined.

Environmental Matters

NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act (FWPCA) and comparable state statutes, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, and comparable state statutes.

NCR is one of seven entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia Pacific (formerly Fort James), WTM1 Co. (formerly Wisconsin Tissue, now owned by Chesapeake Corporation), Riverside Paper Corporation, and U.S. Paper Mills Corp. (owned by Sonoco Products Company).

The governmental and other entities making such claims against NCR and the other PRPs have agreed to coordinate their actions, including the assertion of claims against the PRPs. Additionally, certain claimants have notified NCR and the other PRPs of their intent to commence a natural resource damage (NRD) lawsuit, but have not as yet instituted litigation; and one of the claimants, the U.S. Environmental Protection Agency (USEPA), has formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal.

As of March 31, 2003, NCR’s reserve for the Fox River matter was approximately $47 million, a decrease of $9 million from the amount of the reserve at the end of 2002 primarily due to a payout under the interim settlement described below. This reserve reflects, among other items, the government’s proposed clean-up plan, which included certain estimates regarding the total clean-up costs associated with the Fox River. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, make appropriate adjustments.

NCR’s potential liability has been highly uncertain and continues to be so at this time. NCR’s eventual liability – which is expected to be paid out over the next 20-40 or more years – will depend on a number of factors. In general, these factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR has attempted to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR used its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR used the low-end of the range. Each of these factors is discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which was the government’s estimate of the clean-up costs as set forth in the proposed clean-up plan. This amount was $370 million; however there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion. In relying on the government estimates for clean-up costs, we assumed that neither the amount of dredging undertaken nor the cost per cubic yard of the dredging will vary significantly from the amounts contained in the proposed plan for the first two areas of the Fox River. The government’s final clean-up plan, which was released in January 2003, is generally consistent with the estimates for the corresponding portions of the proposed plan.

•	Second, for total natural resource damages, NCR also determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which was the lowest estimate in a 2000 government report on natural resource damages. This amount was $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which was primarily an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimated to pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company estimated the costs that are likely to be incurred over the four-year period covered by the NCR/API interim settlement with the government (which is described below). This estimate is based on NCR’s costs since this matter first arose in 1995 and estimates of what the Company’s defense costs will be in the future.

NCR does not expect that there are any significant near-term changes to any of the above-described estimates that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high-end of the range of such estimates.

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, NCR has limited short-term liability for this matter. In December 2001, NCR and API entered into an interim settlement with the governmental agencies that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the governmental agencies have agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated clean-up costs are taken directly from the governmental agencies’ proposed clean-up plan and 2003 final clean-up plan for the first two parts of the Fox River), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the governmental agencies’ proposed clean-up plan estimates certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing arrangement described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements.

Legal Proceedings

In response to patent infringement assertions by LG Electronics (LGE), NCR filed suit against LGE in federal court in Ohio in June 2002 for a declaratory judgment that NCR’s products do not infringe a number of LGE patents, primarily related to Intel chip technology. NCR also asserted claims that LGE products infringe several NCR e-commerce related patents. LGE filed counterclaims seeking damages and injunctive relief for alleged patent infringement by NCR. In addition, in August 2002, LGE filed suit against NCR Corporation, NCR Financial Solutions Ltd. and a third party in patent court in the United Kingdom alleging that NCR products infringe British counterparts of two of the patents at issue in the Ohio case. Based on recent developments in these cases, it currently appears that they will be resolved in a manner that will not have a material impact on the Company’s results of operations, financial position or cash flows.

Together with its former software application contracting partner Corplan, NCR is co-plaintiff in a case filed in 1992 against a Puerto Rican government agency (ASEM), to collect approximately $2 million, with interest, due under a contract for the sale of hardware, software and services. ASEM filed a counterclaim seeking a refund of payments made and damages for alleged breach of the agreement. In a recent filing with respect to the counterclaim, ASEM identified the damages it claims as approximately $36 million, including a $2 million refund and alleged lost profits, plus interest and costs. A provision in the original sales agreement provides that NCR and Corplan are jointly and severally liable for claims under it. The trial in this matter is presently scheduled for March 2004. NCR believes the counterclaim is without merit and plans to vigorously defend against it. If the court decides the counterclaim in ASEM’s favor, however, and if Corplan fails to pay any judgments against it, NCR could be subject to remedies that could have a material impact on the Company’s results of operations, financial position, or cash flows.

In January 2001, NCR was joined to defend counterclaims in a case filed in Georgia state court in 1991 by Compris Technologies, Inc. (Compris), a software development company acquired by NCR through a stock purchase in 1997. Compris brought this suit against Techwerks, Inc. and related parties for breach of various provisions of a 1989 Asset Purchase and General Release Agreement pursuant to which Compris acquired rights to the Compris software. The defendants filed counterclaims seeking actual and punitive damages, in addition to the return of the Compris software and all derivative works, for alleged breaches of contract and conversion. In October 2002, the court granted NCR’s motion for summary judgment and dismissed it from the case, finding no successor liability as to NCR Corporation. However, the court denied in part Compris’ motion for summary judgment, permitting certain contract claims against Compris to go forward. NCR believes the claims against Compris are without merit. If Techwerks were to prevail, however, Compris could be subject to remedies that could have a material impact on the Company’s results of operations, financial position, or cash flows.

Other Matters

Pursuant to NCR’s divestiture from AT&T in 1996, NCR is a party to mutual indemnification provisions that obligate NCR, AT&T and Lucent Technologies, Inc. (Lucent) to partially indemnify each other for certain liabilities accrued prior to the divestiture exceeding a threshold amount. NCR’s share over the threshold amount for AT&T and Lucent liabilities is 3%. On August 9, 2002, Lucent notified NCR that it had entered into an out-of-court settlement of multiple class action lawsuits against Lucent and participants, and that Lucent intended to make a claim for contribution against NCR in accordance with the divestiture agreement. These lawsuits claimed damages for allegedly excessive charges in connection with leased residential telephone business operated by AT&T from 1984 until 1996, and thereafter by Lucent. Pursuant to the proposed settlement and the terms of the divestiture agreement, NCR established a $9 million pre-tax reserve for its estimated share of the proposed settlement-related costs, approximately $6 million of which was released in the first quarter of 2003, which was recorded in other income and expense, as a result of information recently obtained from Lucent regarding the number of claims submitted and contested, the expected cost of various components of the settlement, and the expected total cost of legal and administrative fees. NCR does not expect the actual amount of the settlement to the Company to exceed the remaining accrual of approximately $3 million, although the cost may fluctuate depending primarily upon the amount of remaining legal and administrative fees. NCR has not been advised of any other claims from AT&T or Lucent that presently appear likely to exceed the indemnity threshold in the divestiture agreement.

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2003, the maximum future payment obligation of this guaranteed value was $12 million and an associated liability balance of $8 million.

NCR has equity investments in certain affiliates in which the Company has issued debt guarantees originally ranging from three to five years in length for these affiliates to third party lending institutions. These guarantees expire at various dates between 2004 and 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $3 million at March 31, 2003. The Company has not recorded a liability in connection with these guarantees.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine, and cost of replacement parts. Each business unit consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. Any additional warranty coverage requested by NCR’s customers is accounted for as a maintenance contract and revenue is recognized over the contract life. The following table identifies the activity relating to the warranty reserve for the first quarter 2003:

In millions
Warranty reserve liability
Beginning balance at January 1, 2003	$16
Accruals for warranties issued during Q1, 2003	7
Settlements (in cash or in kind) during Q1, 2003	(10)

Ending balance at March 31, 2003	$13

Settlements are based upon prior period warranties and reflect expense recognition over the term of the warranty. Due to the seasonal nature of the business, expense of these prior period warranties exceeds current period accruals.

NCR also offers extended warranties to its customers. The Company offers these extended warranties as maintenance contracts to its customers. NCR accounts for these contracts by deferring the related maintenance revenue over the contract term. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

9. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock such as stock options and restricted stock awards, when appropriate.

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the period ended March 31, 2003, as the inclusion thereof would have been antidilutive. As of March 31, 2003, fully diluted shares would have been 97.2 million shares.

10. SEGMENT INFORMATION

NCR is managed through the following business units which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services, and (7) Other, which primarily relates to third party hardware and related installation services in our high availability and networking services businesses and to a business that is not aligned to NCR’s other segments.

In the fourth quarter of 2002, the Company modified its segment reporting to reflect the way the Company manages its business as described above. In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of business performance improvement, pension income or expense is excluded from segment operating income when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income. As required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” prior year information in the following tables conforms to the current year presentation.

The following table presents data for revenue by operating segment (including customer services maintenance) for the periods ended March 31:

	Three Months Ended March 31
In millions	2003	2002
Revenue by segment
Data Warehousing
Products	$146	$161
Professional and installation-related services	71	74

Data Warehousing solution	217	235
Data Warehousing support services	61	55

Total Data Warehousing revenue	278	290
Financial Self Service
Products	182	167
Professional and installation-related services	44	38

Total Financial Self Service revenue	226	205
Retail Store Automation
Products	101	88
Professional and installation-related services	48	38

Total Retail Store Automation revenue	149	126
Systemedia	112	115
Payment and Imaging
Products	24	31
Professional and installation-related services	7	10

Total Payment and Imaging revenue	31	41
Customer Services
Products	—	1
Professional and installation-related services	63	42
Customer Service Maintenance:
Financial Self Service	132	124
Retail Store Automation	119	109
Payment and Imaging	26	25
Other	108	131

Total Customer Services revenue	448	432
Other
Products	26	49
Professional and installation related services	22	28
Elimination of installation-related services included in both the Customer Services segment and other reported segments	(58)	(39)

Total Revenue	$1,234	$1,247

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statement of operations:

Reconciliation of revenues to NCR reported
Total Product Revenue	591	612
Total Services Revenue	643	635

Total Revenue	$1,234	$1,247

The following table presents data for operating (loss) income by operating segment (including customer services maintenance) excluding pension (expense) income for the periods ended March 31:

	Three Months Ended March 31
In millions	2003	2002
Operating (loss) income by segment
Data Warehousing	$31	$21
Financial Self Service	9	—
Retail Store Automation	(23)	(30)
Systemedia	(1)	—
Payment and Imaging	5	6
Customer Services	3	11
Other	(14)	(11)
Elimination of installation-related services operating income included in both the Customer Services segment and the other reported segments	(18)	(8)

Loss from operations excluding pension (expense)/income	(8)	(11)
Pension (expense) income	(24)	20

Total (loss) income from operations	(32)	9

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Trends Impacting Results

Our first quarter financial results exceeded our expectations as we had favorable revenue mix in our Data Warehousing segment, revenue growth in Financial Self Service and reduced spending as we continue to streamline our operations and reduce costs and expenses. Foreign currency fluctuations favorably impacted all of our segments. The support services revenue growth in Data Warehousing is expected to continue throughout 2003. We expect to see improved margins in our Retail Store Automation segment as new product revenue increase and the retail industry prepares to upgrade existing systems as anticipated. Revenue grew in our Customer Services solution related to Retail Store Automation, Financial Self Service and Payment and Imaging during the first quarter. While we expect this modest growth in Financial Self Service and Payment and Imaging to continue, the maintenance revenue declines related to businesses NCR exited in the late 1990’s will negatively impact this growth. Also, while we expect maintenance revenue growth related to Retail Store Automation in the second quarter of 2003, we do not expect the same growth in the second half of the year due to competitive pressures.

With the continued economic uncertainty and capital spending constraints, we remain cautious about our expectations for the year, particularly given our presence in the Asia-Pacific marketplace and the possible effects of the severe acute respiratory syndrome (SARS) situation. We will continue to focus on our re-engineering efforts to maximize operational efficiencies and drive cost reductions throughout the organization.

Results of Operations for Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

In millions	2003	2002
Consolidated revenue	$1,234	$1,247

Consolidated gross margin	307	350
Consolidated operating expenses:
Selling, general and administrative expenses	280	285
Research and development expenses	59	56

Consolidated (loss) income from operations	$(32)	$9

Revenue for the three months ended March 31, 2003 was $1,234 million, a decrease of 1% from the first quarter of 2002. The current period revenue decline includes a 6-point favorable impact from foreign currency fluctuations. We had strong revenue growth in our Retail Store Automation and Financial Self Service segments but this was offset by an expected decline in the Other segment due to a reduction in third party products sales (see Note 10 of Notes to Consolidated Financial Statements for a description of NCR’s Other segment).

Our loss from operations during the first quarter of 2003 was $32 million compared to $9 million of operating income for the same period of 2002. Operating loss was impacted by $24 million of pension expense during the period compared to $20 million of pension income during the same period for 2002. Had pension activity remained constant period-over-period, operating results would have shown an improvement. Foreign currency had a modest favorable impact on the operating results for the three months ended March 31, 2003. The positive currency impact on revenue was largely offset by negative currency impact on costs in addition to the impact of our foreign currency hedging program (see “Market Risk” section in Item 3 for a discussion of NCR’s foreign currency hedging program).

Gross margin and operating expenses for the three months ended March 31, 2003, were impacted by certain employee benefit plans as follows:

	Three Months Ended March 31
In millions	2003	2002
Pension expense (income)	$24	$(20)
Postemployment expense	21	19
Postretirement expense	6	4

Net expense	$51	$3

During the three month period ended March 31, 2003, we incurred $24 million of pension expense versus a $20 million benefit in 2002. The $44 million change was primarily due to three factors: the impact of the investment performance of our pension fund portfolio in the difficult market environments during the past three years, reductions in our expected return on plan asset assumptions and reductions in our discount rate assumptions. We expect to recognize approximately $95 million of pension expense during 2003 as compared to $74 million of pension income during 2002.

Postemployment expense (severance, disability, medical) increased to $21 million for the three months ended March 31, 2003, versus $19 million in the first quarter of 2002. The increase in expense was primarily attributable to lower discount rates in many countries and an increase in the amortization of actuarial losses.

Postretirement plan expense (medical, life insurance) for the three months ended March 31, 2003 was $6 million versus $4 million in the first quarter of 2002. The increase was primarily due to changes in our medical trend assumptions to reflect higher expected healthcare inflation.

Also impacting gross margin and operating expenses during the quarter was $9 million of costs related to our re-engineering efforts during the first quarter of 2003. See our specific discussion on these efforts in a separate section entitled “Restructuring and Re-engineering” below.

Gross margin as a percentage of revenue decreased 3.2 percentage points to 24.9% in the first quarter of 2003 from 28.1% in the first quarter of 2002. Gross margin was impacted by $13 million of pension expense in the first quarter of 2003 compared to $16 million of pension income in the same period of 2002, of which services margin absorbed the largest share of the pension impact. Product gross margin increased 0.6 percentage points to 35.2% in the first quarter of 2003 due to an overall favorable mix of Data Warehousing and Financial Self Service revenues, which generate higher margins, offset by less than expected revenues from Retail Store Automation, which typically has lower margins. Services gross margin decreased 6.3 percentage points to 15.4% in the first quarter of 2003. In addition to the pension impact, services margins were down as a result of an adverse revenue mix and continued price erosion being offset somewhat by cost reductions.

Total selling, general and administrative (SG&A) and research and development (R&D) expenses in the first quarter of 2003 were $339 million compared to $341 million for the first quarter of 2002. Total expenses included $11 million of pension expense compared to $4 million of pension income for the periods ended March 31, 2003 and 2002, respectively. SG&A expenses decreased $5 million in the first quarter of 2003 from the first quarter of 2002. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. Our efforts are primarily concentrated on general and administrative costs across all areas of the Company. R&D expenses increased $3 million to $59 million in the first quarter of 2003. As a percentage of revenue, R&D expenses were 4.8% in the first quarter of 2003 compared to 4.5% in the first quarter of 2002. We continue our commitment to develop new and improve current solutions for our customers while reducing our infrastructure costs.

Results of Operations by Segment

Our key solutions are Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our Systemedia and Payment and Imaging solutions are reportable segments. A seventh segment, Other, primarily relates to third-party computer hardware and related professional and installation services in our high availability and networking services businesses and to a business in Japan that is not aligned with our other segments. Our segments are comprised of hardware, software, professional and installation-related services and customer support services.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating loss/ income, consistent with the manner by which we manage each segment and report our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Although such exclusions result in financial information that differs from generally accepted accounting principles (GAAP) in the United States, it is useful to investors because it includes the same information that is used by our management to assess our overall financial performance and the financial performance of our operating segments. The effects of pension expense and income, as described in Note 10 of Notes to Condensed Consolidated Financial Statements, have been excluded from the operating loss/income for each reporting segment presented and discussed below. Our segment results are reconciled to total company GAAP results in Note 10 of Notes to Condensed Consolidated Financial Statements.

Data Warehousing: Data Warehousing experienced a revenue decline of 4% as revenues were $278 million and $290 million for the three months ended March 31, 2003 and 2002, respectively. Operating income for the same periods was $31 million and $21 million, respectively. The decrease in revenue for Data Warehousing was primarily attributed to lower product volume partially offset by an increase in support services revenue. Foreign currency fluctuations provided a benefit of 6 percentage points during the first quarter of 2003 as compared to currency rates in the same quarter for 2002 in Data Warehousing revenue. This was primarily caused by currency fluctuations in our Europe/Middle East/Africa (EMEA) region. The increase in operating income for the quarter reflects a favorable mix of revenues from software and support services, improved hardware margins due to favorable storage mix and cost reduction efforts.

Financial Self Service: Revenues for Financial Self Service grew 10% to $226 million from $205 million in the first quarter of 2003 as compared to the first quarter of 2002, respectively. Operating income grew from break-even in the first quarter of 2002 to $9 million in the first quarter of 2003. The increase in revenue was due to strong volumes in the Americas and our EMEA regions as we continue to see acceleration in replacement activity in Microsoft Windows NT®based software and the early signs of financial institutions installing our advance function automated teller machines (ATMs). Also contributing to the revenue growth was our continued Vcom project at 7-Eleven. The impact of foreign currency fluctuations provided a benefit of 8 percentage points to Financial Self Service revenue for the first quarter of 2003 as compared to currency rates for the same quarter of 2002. This was primarily due to currency changes in our EMEA region. Operating income improvements were driven by the increases in revenues as well as expense reductions.

Retail Store Automation: Retail Store Automation revenues rose 18% to $149 million from $126 million in the first three months of 2003 as compared to the same period for 2002, respectively. This segment’s revenue growth was primarily driven by increased volume relating to 2002 order activity, which included the installation of NCR’s FastLane™ self-checkout systems, new point of sale (POS) terminals and peripherals and POS upgrades at The Home Depot stores. This rollout started in the fourth quarter of 2002 and will continue through 2003. Retail Store Automation revenues experienced a benefit of 6 percentage points from foreign currency fluctuations for the first quarter of 2003 as compared to currency rates for the same quarter of 2002. This was primarily attributable to our EMEA region. Operating loss decreased $7 million to $23 million in the first quarter of 2003. We will continue to focus on growing our revenue base, reducing our fixed cost structure and streamlining infrastructure processes to regain operating income in this segment.

Systemedia: Revenues for Systemedia declined 3% to $112 million during the first quarter of 2003 as compared to the same period for 2002. Foreign currency fluctuations provided a benefit of approximately 5 percentage points in revenues during the first quarter as compared to currency rates for the same quarter in 2002. This was caused by currency changes in our EMEA and Japan regions. The decreased revenues for this segment were caused by a decline in customer spending for our products and heavy competition in the markets we serve. Operating loss was $1 million during the first quarter of 2003 compared to break-even performance in the same period for 2002.

Payment and Imaging: Payment and Imaging revenues declined to $31 million from $41 million, or 24%, for the three months ended March 31, 2003 and 2002, respectively. Operating income declined $1 million to $5 million in the first three months of 2003. The decline in revenues and operating income was primarily attributable to the delayed timing of major customer installations. A benefit in revenues of 3 percentage points from foreign currency changes is included in the revenue results for the first quarter of 2003 as compared to the currency rates for the first quarter of 2002. This was primarily due to currency movements in our Japan region.

Customer Services: Revenues for Customer Services increased 4% to $448 million during the first quarter of 2003 compared to the same period for 2002 while operating income declined $8 million to $3 million in the first quarter of 2003. The revenue growth in this segment was primarily due to currency fluctuations in our EMEA region, which provided a 6 percentage point benefit. While we had growth in maintenance revenues from Retail Store Automation, Financial Self Service, and Payment and Imaging, it was offset by a decline in maintenance revenues from businesses we exited in the late 1990’s. The operating income decline was caused by an adverse revenue mix and continued price erosion which offset our cost reduction efforts from ongoing process improvements.

Other: Revenues for the Other segment decreased 38% to $48 million in the first three months of 2003 from $77 million during the same period for 2002. Operating loss increased from $11 million in the first quarter of 2002 to $14 million in the first quarter of 2003. The decline in revenues and increased operating loss was due to a reduction in third party product sales as we are concentrating on changing our mix of revenue to higher margin services offerings included in this segment.

Revenue by Region

Revenue in the first quarter of 2003 compared with the first quarter of 2002 increased 3% in EMEA, decreased 22% in Japan, and remained relatively flat in the Americas and Asia-Pacific (excluding Japan) regions. In our EMEA region, the revenue growth of 3% was driven by increased volume in our Retail Store Automation and Financial Self Service segments as well as the favorable impact relating to foreign currency fluctuations. In Japan, the revenue decline was primarily due to less volume in our Retail Store Automation, Data Warehousing, and Other segments. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased in Japan, EMEA, and Asia-Pacific by 30%, 10%, and 6%, respectively.

The Americas region comprised 50% of our total revenue in the first quarter of 2003, EMEA region comprised 33%, Asia Pacific region comprised 10%, and Japan comprised 7%.

Loss/Income Before Income Taxes

Interest expense increased to $7 million in the first quarter of 2003 from $2 million in the same period in 2002 due to higher interest expense from the issuance of $300 million of senior unsecured notes in June 2002. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the debt issuance.

Other income/expense, net, for the first quarter of 2003 was $2 million of income compared to $1 million of expense for the first quarter of 2002. The first quarter of 2003 includes a $6 million benefit from a reduction in reserves related to a Lucent indemnification claim. Due to other developments during the quarter, we recorded $7 million of expense pertaining to environmental and legal matters which represented several smaller charges in the quarter, the largest of which was less than $2.5 million and relates to an environmental site in which NCR is a minor participant.

Loss before income taxes was $37 million in the first quarter of 2003 and included $24 million of pension expense. The reported income before income taxes for the first quarter of 2002 was $6 million and included $20 million of pension income. The difference in the pension activity in the first quarter of 2003 when compared to the first quarter of 2002 on loss before income taxes was an unfavorable $44 million.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates. At an estimated effective tax rate of 28% for 2003 and 30% for 2002, the first quarter income tax benefit was $10 million in 2003 compared to a $2 million provision in the first quarter of 2002.

Cumulative Effect of Accounting Change

Our first quarter 2002 results reflect the cumulative effect of accounting change of adopting Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangibles.” The impact, net of tax, of $348 million represents the write down of goodwill primarily in our Other segment.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $529 million at March 31, 2003, compared to $526 million at December 31, 2002. Our free cash flow improved $17 million from the first quarter of 2002 compared to the first quarter of 2003. Free cash flow can be calculated from our consolidated statement of cash flows and represents net cash provided by or used by operating activities less capital expenditures. A reconciliation from net cash provided by operating activities, a generally accepted accounting principle (GAAP) measure used in our consolidated statements of cash flows, to free cash flow, a non-GAAP measure, is provided below:

	Three Months Ended March 31
In millions	2003	2002
Net cash provided by operating activities	$102	$81
Less: Net expenditures for reworkable service parts	32	23
Less: Expenditures for property, plant and equipment	14	20
Less: Additions to capitalized software	16	15

Free cash flow	$40	$23

We have provided free cash flow financial information because we believe it is an important non-GAAP financial measure that is useful to readers showing the operating cash flow generated by the Company with the capital that is being spent to continue and improve NCR’s business operations. The Company’s management utilizes this non-GAAP financial measure in combination with other financial measures to assess the financial performance of the Company and the business units.

Operating Activities: We generated cash flow from operations of $102 million in the first three months of 2003 compared to $81 million generated in the first three months of 2002. Going forward, we plan to maintain a sufficient level of liquidity for operational purposes. Net cash provided by operations in the first three months of 2003 was driven primarily by fluctuations in receivables and deferred service revenue, offset by decreases in our current payables. Compared to the prior-year period, receivable balances decreased $97 million in the first three months of 2003 versus a $34 million decrease in the same period in 2002. The revenue declines in the fourth quarter of 2002 and first quarter of 2003 as compared to fourth quarter 2001 and first quarter 2002 is the primary reason for the receivable decrease. Deferred service revenue represents warranty and maintenance contract revenue, which is typically recorded in the first quarter of the year and then recognized over the life of the contract. Other significant changes during the period included current payables decrease of $116 million in the first three months of 2003 compared to a decrease of $45 million in the same period of 2002. The larger payables decrease in the first quarter of 2003 as compared to the same period in 2002 was due to lower purchasing activity caused by lower revenues, higher income tax payments, and lower accruals for payroll and our bonus performance plan. We have changed our bonus performance plan structure to primarily a profit sharing plan and accordingly are accruing bonuses based on individual quarterly performance of the Company. Bonus accruals will increase throughout the year as profits are generated. The change in employee severance and pension accruals provided cash of $5 million in the first quarter of 2003 compared to a use of cash of $33 million in the first quarter of 2002. The current quarter amount is primarily caused by the unfavorable change of $44 million in pension activity in the first quarter of 2003 as compared to the same quarter in 2002.

Investing Activities: Net cash flows used in investing activities was $63 million in the first three months of 2003 and $38 million in the same period of 2002. The net cash used in investing activities in the first three months of 2003 and 2002 primarily represented net capital expenditures for property plant and equipment, reworkable service parts and additions to capitalized software. Capital expenditures were $62 million in the first quarter of 2003 compared to $58 million in the first quarter of 2002. We continue to challenge our capital spending levels due to the adverse economic climate in which we are currently operating. Other investing activities used cash of $2 million in the first three months of 2003 compared to providing cash of $19 million in the same period for 2002. During the first quarter of 2002, we recorded proceeds of $17 million from the sale of Anthem, Inc. stock received through their demutualization.

Financing Activities: Net cash used by financing activities was $37 million during the first three months of 2003 compared to zero during the first three months of 2002. The net cash used was primarily due to $50 million of repurchases of Company common stock during the first quarter compared to zero in the same period last year. The Company repurchased approximately 2.7 million shares of common stock as part of the systematic repurchase program authorized in December 2000 to offset the dilutive effects of our employee stock plans. NCR expects to continue repurchasing shares but our level of activity may not be at the same as the first quarter of 2003. Other activity during the first quarter was short term borrowings of $8 million in 2003 compared to short term repayments of $32 million in 2002. The $8 million in the first quarter of 2003 relate to short term bank borrowings and the $32 million in the same period of 2002 relates to cash used to pay down our short term borrowings. Also, other financing activities provided cash of $5 million during the first three months of 2003 compared to $34 million during the same time period in 2002. Other financing activities primarily relate to share activity under our stock option and employee stock purchase plans. The decrease between the periods was primarily caused by a decline in employee stock purchases.

Restructuring and Re-Engineering: In the third quarter of 2002, we disclosed re-engineering plans to drive operational efficiency throughout our company. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to improve the efficiency and effectiveness of operations. To support our growth initiatives, we are focusing on our sales process and sales management. Initiatives in this area include capitalizing on our value propositions, improving sales training, territory management and sales metrics and simplifying the sales process. To reduce our cost of delivering products and services, we are focusing on improvements to our supply chain that will yield lower inventory levels as well as reductions in inventory handling, freight and warehousing costs. In addition, we are focusing on reducing product costs through design and procurement initiatives. In the services area, we are focusing on the completion of a global model for service delivery. To reduce our expense structure, we are standardizing our global IT applications, continuing to reduce our real estate costs and implementing new global processes within the finance and administration areas to streamline these processes to begin to reach benchmark standards. Our goal is to lower annualized costs and expenses by $250 million by the end of 2004.

Our plans have progressed as scheduled during the first quarter of 2003. With the implementation of the Configure-To-Order (CTO) initiative within the Retail Store Automation segment, we expect to see an improvement in inventory management processes, a reduction in customer order lead-times, and associated expense reductions. We are moving a portion of our Retail Store Automation product development activities to cost-effective locations outside of the United States. Within the Financial Self Service solution, we have seen significant progress in the closing of distribution centers enabling one-step order fulfillment at our manufacturing plants, contributing to reduced inventory levels and related costs. Our Customer Services segment is in the process of implementing global procedures that will position us for cost reductions in areas such as transportation and warehousing, while improving the level of services to our customers. Continuing our real estate consolidation initiatives, our under-utilized facilities are being consolidated with other facilities or being marketed for sale.

We are moving toward more open floor plans and migrating to cubicles for more efficient use of floor space. In the first quarter of 2003, we reduced our number of properties by 15, resulting in a decrease of total square footage of 633,000 square feet. In the information technology (IT) space, we have begun work to replace all major company applications, migrating from country-centric applications to enterprise applications such as PeopleSoft, ERP and our Teradata® Enterprise Data Warehouse. In order to reduce finance and administration costs, we are streamlining and standardizing our internal reporting and information delivery processes by reducing the number of reports and introducing a self-service reporting tool. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our worldwide external recruitment spend.

In the first quarter of 2003, we incurred $9 million of costs, which affected our gross margin and operating expense amounts. These costs included real estate consolidation and the related accelerated depreciation, costs associated with re-engineering our finance and administration processes, and costs incurred as we prepare to bring on enterprise resource planning system on-line. As such, we continue to make process improvements and analyze our cost structure for savings opportunities in line with our strategy to maximize operational efficiencies and drive cost reductions throughout the organization.

Also in connection with the re-engineering efforts, management approved a real-estate consolidation and restructuring plan during the fourth quarter of 2002 designed to accelerate our re-engineering and consolidation strategies. Since 1997, we have reduced the number of facilities utilized by NCR and have reduced the total space used by more than four million square feet. We will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of under-utilized facilities.

We utilized an insignificant portion of our $8 million restructuring reserve during the three months ended March 31, 2003. We expect to complete our real estate consolidation and restructuring plans by the end of 2003.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our 2002 Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002. Our long term debt is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Also, our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, R&D, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Factors That May Affect Future Results

This quarterly report and other documents that we file with the United States Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic Pressures

Our business is affected by the global economies in which we operate.

The continuing economic downturn and the subsequent decline in capital spending by many industries, particularly retail and telecommunications, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration and intensity of the downturn, its effect on the markets in general and other general economic and business conditions.

Competition

Our ability to compete effectively within the technology industry is critical to our future success.

We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large, successful companies in the technology industry such as: International Business Machines Corporation (IBM), Oracle Corporation, Diebold, Inc., Dell Computer Corporation (Dell), Wincor Nixdorf GmbH & Co., Getronics NV, and Unisys Corporation, some of which have widespread penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-checkout, entry-level ATM’s, payment and imaging, and business consumables and media products.

We offer a broad suite of consulting and support services across our Data Warehousing, Financial Self Service, Retail Store Automation and Payment and Imaging segments. We compete with companies in consulting and support services, and we partner with companies such as Cisco Systems, Dell, and Sun Microsystems to deliver IT infrastructure services solutions and also other consulting and support services.

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion, particularly in the industries targeted by our more mature solution offerings such as Retail Store Automation and Financial Self Service solutions. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically.

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

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by changes in these actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” disclosed in our 2002 Annual Report to Stockholders on Form 10-K. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Real Estate Our strategy over the past four years with respect to real estate has been to reduce our holdings of excess real estate and to improve liquidity. In line with this strategy, we anticipate the sale of facilities, which may impact net income. We will intensify our actions to reduce the size of our real estate portfolio during 2003.

Multinational Operations

Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals.

Currently, approximately 57% of our revenues come from outside the United States. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; the worldwide impact of SARS; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make commitments to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our advanced-function ATMs, self-checkout technologies, and transition our Payment and Imaging solutions from traditional item processing to imaging, our business and operating results could be impacted.

Our solutions, which contain both hardware and software products, may contain known, as well as undetected errors, which may be found after the products’ introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our business and operating results.

Reliance on Third Parties

Third party suppliers provide important elements to our solutions.

We rely on many suppliers for necessary parts and components to complete our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from UNIX® and Microsoft Windows NT. Certain parts and components used in the manufacture of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find an alternative supplier for such parts and components, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data in which we need to ensure the integrity and security of that data. These alliances introduce risks that we cannot control such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions.

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

There has been a recent increase in the issuance of software and business method patents and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims such as those made by LG Electronics (LGE) as described in Note 8 of Notes to Condensed Consolidated Financial Statements. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue such as improving sales training, addressing sales territory requirements and focusing on our strong value propositions. If we are not successful in managing the required changes to implement this plan, in particular those related to changing our internal processes, our business and operating results could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. We continue to implement the corporate governance, internal control and accounting rules being issued in connection with the Sarbanes-Oxley Act of 2002 and other authoritative entities. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international) or temporary lapses in internal controls due to resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 8 of Notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in NCR’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter, as well as other matters, which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2002 Annual Report to Stockholders on Form 10-K and determined that no changes, additions, or deletions are needed to the policies as disclosed. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the first quarter of 2003.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the U.S., and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of revenue when the inventory is sold to an unrelated third party.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 12 months. In this way, much of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income as stated in the functional currency) is mitigated in the near term. In the longer-term (longer than the hedging period of up to 12 months) the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2003 and 2002, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $16 million increase or a $63 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $16 million decrease or a $24 million decrease in the fair value of the hedge portfolio as of March 31, 2003 and 2002, respectively.

The interest rate risk associated with our borrowing and investing activities at March 31, 2003 was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments, but could do so in the future.

We utilize non-exchange traded financial instruments such as foreign exchange forward contracts that we purchase exclusively from highly-rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market-price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

Additionally, we occasionally utilize put option contracts that are not exchange traded that entitle the holder of each option to sell to us, by physical delivery, shares of common stock at a specified price. These options are recorded as equity as physical delivery is prescribed, although NCR may elect another means of settlement. However, amounts relating to the Company’s repurchase obligations at the balance sheet date are reclassified to temporary equity until such time as the option is settled.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the continued downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At March 31, 2003 and 2002, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, conducted in May 2003 under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that, as of the date of their evaluation, NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2003. NCR’s Annual Meeting of Stockholders was held on April 23, 2003. At the Annual Meeting, stockholders voted on four matters: a proposal to elect Lars Nyberg, David R. Holmes, and Mark V. Hurd as Class A directors, Edward P. Boykin as a Class B director, and Mark P. Frissora as a Class C director, a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2003, a stockholder proposal regarding expensing of future stock options, and a stockholder proposal regarding future stock option grants to senior executives. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class A Directors:

Lars Nyberg	For: 82,374,390	Withheld: 1,450,650
David R. Holmes	For: 68,740,790	Withheld: 15,084,250
Mark V. Hurd	For: 82,780,102	Withheld: 1,044,938

Election of Class B Director:

Edward P.Boykin	For: 68,804,915	Withheld: 15,020,125

Election of Class C Director:

Mark P. Frissora	For: 81,112,684	Withheld: 2,712,356
Directors whose term of office continued after the meeting:

Linda Fayne Levinson
James R. Long*
C.K. Prahalad
William S. Stavropoulos

* Mr. Long resigned from the NCR Board of Directors on April 24, 2003.

2.	Approve appointment of PricewaterhouseCoopers LLP as independent accountants for 2003.

For	65,199,183
Against:	18,405,303
Abstain:	220,554

Stockholder proposal regarding expensing of future stock options.

For:	34,234,797
Against:	30,142,907
Abstain:	2,707,252

3.	Stockholder proposal regarding future stock option grants to senior executives.

For:	10,039,626
Against:	56,415,152
Abstain:	630,172

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

3.2

Bylaws of NCR Corporation, as amended and restated on January 22, 2003 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 NCR Annual Report”)).

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

10.2	Letter agreement dated March 6, 2003 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 NCR Annual Report”)).

10.3	NCR Director Compensation Program.

10.4	First Amendment to the NCR Management Stock Plan dated April 30, 2003.

99.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K

NCR filed a Current Report on Form 8-K, dated January 14, 2003, which reported under Item 5 of such form the Press Release announcing fourth quarter charges for real estate consolidation and restructuring, asset impairment and pension liabilities, updating fourth quarter 2002 earnings expectations and providing initial earnings guidance for 2003.

NCR filed a Current Report on Form 8-K, dated January 27, 2003, which reported under Item 5 of such form the Press Release announcing its 2002 fourth-quarter earnings and outlook for 2003.

NCR filed a Current Report on Form 8-K, dated February 19, 2003, which reported under Item 5 of such form the Press Release announcing the resignation of Chief Executive Officer and President Lars Nyberg and the appointment of Mark Hurd as Chief Executive Officer and President and the election of Mark Hurd as a member of the Company’s Board of Directors, each effective March 14, 2003. The Company also announced in the press release that Mr. Nyberg will continue as Chairman of the Board.

NCR filed a Current Report on Form 8-K, dated March 4, 2003, which reported under Item 5 of such form the Press Release announcing that its Board of Directors named Mike Koehler as Senior Vice President of NCR’s Teradata Division and Lee Schram as Senior Vice President of NCR’s Retail Solutions Division, effective immediately. Mr. Schram replaced Senior Vice President Mohsen Sohi who left NCR to pursue other opportunities.

NCR and Teradata, are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries. NCR FastLane is either a registered trademark or trademark of NCR Corporation in the United States and/or in other countries. UNIX is either a registered trademark or trademark of The Open Group in the United States and/or other countries. Windows NT is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 9, 2003	By:	/s/ EARL SHANKS
Earl Shanks, Senior Vice President and Chief Financial Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark Hurd, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NCR Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ MARK HURD
Mark Hurd President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Earl Shanks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NCR Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ EARL SHANKS
Earl Shanks Senior Vice President and Chief Financial Officer