Form 10-Q
period 2003-06-30
NCR CORP
filed 2003-08-14
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act): Yes [X]     No [  ]

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2003 was approximately 94.8 million.

PART I.    Financial Information

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product revenue	$675	$710	$1,266	$1,322
Service revenue	691	670	1,334	1,305

Total revenue	1,366	1,380	2,600	2,627

Cost of products	444	448	827	848
Cost of services	563	531	1,107	1,028
Selling, general and administrative expenses	287	289	567	574
Research and development expenses	56	61	115	117

Total operating expenses	1,350	1,329	2,616	2,567

Income (loss) from operations	16	51	(16)	60
Interest expense	6	4	13	6
Other expense, net (Note 8)	33	11	31	12

(Loss) income before income taxes and cumulative effect of accounting change	(23)	36	(60)	42
Income tax (benefit) expense	(10)	10	(20)	12

(Loss) income before cumulative effect of accounting change	(13)	26	(40)	30
Cumulative effect of accounting change, net of tax	—	—	—	(348)

Net (loss) income	$(13)	$26	$(40)	$(318)

Net (loss) income per common share
Basic before cumulative effect of accounting change	$(0.14)	$0.26	$(0.42)	$0.30
Cumulative effect of accounting change	—	—	—	(3.54)

Basic	$(0.14)	$0.26	$(0.42)	$(3.24)

Diluted before cumulative effect of accounting change	$(0.14)	$0.25	$(0.42)	$0.29
Cumulative effect of accounting change	—	—	—	(3.45)

Diluted	$(0.14)	$0.25	$(0.42)	$(3.16)

Weighted average common shares outstanding
Basic	94.8	98.4	95.4	98.2
Diluted	94.8	100.5	95.4	100.6

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	June 30 2003	December 31 2002
Assets
Current assets
Cash, cash equivalents and short-term investments	$585	$526
Accounts receivable, net	1,132	1,204
Inventories, net	297	263
Other current assets	177	193

Total current assets	2,191	2,186

Reworkable service parts and rental equipment, net	229	234
Property, plant and equipment, net	521	558
Goodwill	103	102
Prepaid pension cost	834	794
Deferred income taxes	614	596
Other assets	225	202

Total assets	$4,717	$4,672

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$6	$5
Accounts payable	342	364
Payroll and benefits liabilities	210	227
Customer deposits and deferred service revenue	403	339
Other current liabilities	431	482

Total current liabilities	1,392	1,417

Long-term debt	306	306
Pension and indemnity liabilities	727	696
Postretirement and postemployment benefits liabilities	306	312
Other liabilities	673	596
Minority interests	18	20

Total liabilities	3,422	3,347

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.8 and 97.0 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1	1
Paid-in capital	1,171	1,217
Retained earnings	601	641
Accumulated other comprehensive loss	(478)	(534)

Total stockholders’ equity	1,295	1,325

Total liabilities and stockholders’ equity	$4,717	$4,672

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Six Months Ended June 30
	2003	2002
Operating Activities
Net loss	$(40)	$(318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	163	162
Deferred income taxes	(8)	(7)
Goodwill impairment	—	348
Other adjustments, net	4	20
Changes in assets and liabilities:
Receivables	72	(16)
Inventories	(34)	(16)
Current payables	(70)	29
Customer deposits and deferred service revenue	64	59
Employee severance and pension	11	(77)
Other assets and liabilities	38	(44)

Net cash provided by operating activities	200	140

Investing Activities
Net expenditures and proceeds for service parts	(45)	(52)
Expenditures for property, plant and equipment	(29)	(44)
Proceeds from sales of property, plant and equipment	4	11
Expenditures for capitalized software	(33)	(32)
Other investing activities, net	(3)	13

Net cash used in investing activities	(106)	(104)

Financing Activities
Purchases of company common stock	(59)	(25)
Short-term borrowings, net	1	(126)
Long-term borrowings, net	—	296
Other financing activities, net	13	42

Net cash (used in) provided by financing activities	(45)	187

Effect of exchange rate changes on cash and cash equivalents	10	11

Increase in cash and cash equivalents	59	234
Cash and cash equivalents at beginning of period	526	335

Cash and cash equivalents at end of period	$585	$569

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2.	SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Comprehensive Income (Loss)
Net (loss)/income	$(13)	$26	$(40)	$(318)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	5	(1)	5	(3)
Unrealized (loss) gain on derivatives	(8)	(49)	2	(50)
Currency translation adjustments	56	75	49	63

Total comprehensive income (loss)	$40	$51	$16	$(308)

			June 30, 2003	December 31, 2002
Inventories
Work in process and raw materials			$62	$66
Finished goods			235	197

Total inventories, net			$297	$263

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force Issue No. 00-21

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted this guidance in the third quarter of 2003 and has elected the prospective application of the transition provisions. As a result, there was no impact upon adoption of the issue. The provisions of Issue 00-21 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows in future periods.

FASB Interpretation No. 46

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51 “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management evaluated the provisions of FIN 46 and determined that there was no impact on the Company upon adoption of the statement in the first quarter of 2003 and no impact is expected for the third quarter of 2003 when the consolidation requirements for entities created or acquired prior to February 1, 2003 become effective.

Statement of Financial Accounting Standards No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivatives and Hedging Activities.” SFAS 149 primarily reflects decisions previously made by the FASB’s Derivatives Implementation Group and other FASB projects relating to financial instruments. The statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first fiscal period after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

4.    BUSINESS RESTRUCTURING

In the third quarter of 2002, NCR disclosed re-engineering plans to drive operational efficiency throughout the Company. The Company is targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being re-engineered to improve efficiency and lower costs and expenses. Management is taking action to shorten the Company’s product and service offering development cycles and to improve its sales and order management processes. To improve accounts receivables collections and cash flow, management has implemented plans to drive efficiencies for the Company’s invoicing and collection activities.

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

For the six months ended June 30, 2003, NCR utilized $0.6 million of the $8 million liability, and the balance is reflected as a current liability on NCR’s condensed consolidated balance sheet. The Company expects to complete the restructuring plan via exiting all identified facilities by the end of 2003, except for the payment of certain lease obligations, which are expected to continue through December 2004.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

NCR adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill. As a result of the adoption of SFAS 142, it was determined that the goodwill of the Retail Store Automation, Systemedia, and Other segments was impaired. The Company recorded a non-cash, net-of-tax goodwill impairment charge of $348 million ($3.45 per diluted share) as a cumulative effect of accounting change as of January 1, 2002. The impairment charge is reflected as a cumulative effect of change in accounting principle, net of tax, in the condensed consolidated statement of operations for the six months ended June 30, 2002.

Goodwill was $103 million and $102 million as of June 30, 2003 and December 31, 2002, respectively. The Company will perform its annual goodwill impairment test during the fourth quarter of 2003.

Other Intangible Assets

Other intangible assets were specifically identified when acquired, and primarily consist of patents. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR’s other intangible assets, classified in other assets on the balance sheet, are deemed to have definite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets as of June 30, 2003 were:

	Gross Carrying Amount	Accumulated Amortization
In millions

Other Intangible Assets
Patents	$19	$(13)
Other	13	(3)

Total Other Intangible Assets	$32	$(16)

The aggregate amortization expense (actual and estimated, in millions) for Other Intangible Assets for the following periods is:

For the three months ended June 30, 2003	For the six months ended June 30, 2003	For the year ended (estimated)
		December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
$1	$3	$5	$5	$3	$2	$1

6.	LONG TERM DEBT

In June 2002, the Company issued $300 million of senior unsecured notes due in 2009. The notes were offered to institutional buyers in accordance with Rule 144A and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (Securities Act). The proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes. The notes were not registered under the Securities Act and were not offered or sold in the United States without appropriate registration pursuant to an applicable exemption from the Securities Act registration requirements. The notes started accruing interest on June 6, 2002, at the rate of 7.125% per annum, payable semi-annually in arrears on each June 15 and December 15, beginning December 15, 2002, and contain certain covenants typical of this type of debt instrument. As of November 4, 2002, the interest due on the notes increased 0.25% because certain registration requirements were not met. Such additional interest was due and owed until the Company completed an exchange offer for the notes with new notes that are registered under the Securities Act. In April 2003, the Company registered new notes that contain substantially identical terms with the SEC under the Securities Act, and an exchange offer was initiated to replace the outstanding notes with the new notes. The exchange offer was completed in May 2003, and the interest rate on the notes was adjusted to the original rate of 7.125% at that time.

The most significant portion of the Company’s other long term debt consists of notes payable originating in the United States with interest rates ranging from 8.95% to 9.5% with maturities of $0.3 million in 2004, $0.6 million in 2010, and $5 million in 2020.

7.	STOCK COMPENSATION PLANS AND STOCK REPURCHASE PROGRAM

Stock Compensation Plans

A complete description of NCR’s stock compensation plans appears in NCR’s 2002 Annual Report to Shareholders on Form 10-K in Note 8 of Notes to Consolidated Financial Statements.

NCR accounts for its stock based compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income for the three months ended March 31 and June 30, 2003 and 2002 and net (loss) income for the six months ended June 30, 2003 and 2002, respectively, would have been as follows:

In millions except for per share data	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Net (loss) income	$(27)	$(344)	$(13)	$26	$(40)	$(318)

Stock-based employee compensation expense included in reported net (loss) income (pre-tax)	1	2	1	2	2	4
Tax (benefit) expense of stock-based employee compensation included in reported net (loss) income	(1)	(1)	—	—	(1)	(1)

Subtotal: Add to net (loss) income	—	1	1	2	1	3

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	11	23	10	17	21	40
Tax (benefit) expense of stock-based employee compensation determined under fair value based method for awards	(1)	(5)	15	(4)	14	(9)

Subtotal: Deduct from net (loss) income	10	18	25	13	35	31

Pro forma net (loss) income	$(37)	$(361)	$(37)	$15	$(74)	$(346)

Basic net (loss) income per share:
As reported:	$(0.28)	$(3.51)	$(0.14)	$0.26	$(0.42)	$(3.24)
Pro forma:	$(0.38)	$(3.69)	$(0.39)	$0.15	$(0.78)	$(3.53)
Diluted net (loss) income per share:
As reported:	$(0.28)	$(3.41)	$(0.14)	$0.25	$(0.42)	$(3.16)
Pro forma:	$(0.38)	$(3.69)	$(0.39)	$0.15	$(0.78)	$(3.45)

The pro forma amounts calculated are not necessarily indicative of the effects on net income and net income per diluted share in future years. The Company has included the actual and pro forma expense from all forms of NCR employee stock compensation and has refined the tax calculations for the periods shown in the above tables.

Departures of certain senior executives in the first six months of 2003 caused an unusually high amount of expirations of stock options. The effect of these events on the pro forma expense for the periods ended June 30, 2003 was the recognition of a significant amount of pro forma tax expense from the write-off of pro forma deferred tax assets. These deferred tax assets would have been recorded as the options were vesting if we accounted for stock compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. Our pro forma expense for the three months ended June 30, 2003 and our 2003 year-to-date pro forma expense will be unusually higher than other periods because of these events.

NCR uses the Black-Scholes option-pricing model (Black-Scholes) to determine the fair value of employee stock options. Black-Scholes requires the use of judgmental assumptions in which the Company uses historical amounts as the basis for the assumptions. These historical amounts may not be reflective of actual amounts in the future.

The following weighted average assumptions were used to calculate the fair value of stock option grants using Black-Scholes for the periods shown in the table:

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Dividend yield	—	—	—	—	—	—
Risk-free interest rate	2.97%	3.92%	2.89%	4.63%	2.96%	4.35%
Expected volatility	45%	45%	45%	45%	45%	45%
Expected holding period (years)	5	5	5	5	5	5

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statement of operations. If the Company decides to adopt such a policy, it would cause the Company to adopt the fair value provisions of SFAS 123 and the transition provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” These provisions would impact the Company’s consolidated financial position and results of operations in the period of adoption. The Company is evaluating the provisions of SFAS 123, including the fair value and expense recognition of all of its stock compensation plans, and SFAS 148, including the various implementation methods, if the Company decides to adopt such provisions.

Purchase of Company Common Stock

Periodically, NCR purchases its common stock as part of a systematic repurchase program authorized in December of 2000 to offset the dilutive effect of the employee stock purchase and option plans. The table below shows the number and dollar amount of shares purchased for the following periods.

In millions	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	From July 1 to August 12, 2003
Number of shares purchased	0.4	3.1	0.4
Dollar amount of shares purchased	$9	$59	$10

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by accounting principles generally accepted in the United States of America, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected from time to time in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2003 (including the revised amounts for the Fox River as discussed below) cannot currently be reasonably determined.

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

NCR is one of seven entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM1 Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, and U.S. Paper Mills Corp. (owned by Sonoco Products Company).

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

Prior to the adjustment discussed below, NCR’s reserve for the Fox River matter was approximately $45 million. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. Primarily as a result of a subsequent event – the issuance on July 28, 2003 of the governments’ final clean-up decision for the Fox River (discussed below) — this reserve has been re-evaluated and increased to approximately $80 million (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). A charge of approximately $35 million has been recorded in other expense, net, for the second quarter of 2003 to reflect the increase in the reserve.

As anticipated, on July 28, 2003, USEPA and Wisconsin Department of Natural Resources (WDNR and, together with USEPA, Governments) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. Under Statement of Position 96-1 (SOP 96-1), “Environmental Remediation Liabilities”, issued by the American Institute of Certified Public Accountants, issuance of the ROD is a benchmark for re-evaluation of the reserve. The ROD addresses the lower part of the Fox River and portions of Green Bay, where the Governments estimate the bulk of the sediments that need to be remediated are located. In the two portions of the lower part of the River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments have selected large scale dredging as the remedial approach. The Governments estimate that approximately 6.5 million cubic yards of sediment will be removed from these portions at an estimated cost of approximately $284 million. The Governments also identify “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments have selected monitored natural attenuation as the remedial approach at an estimated cost of approximately $40 million. The Governments also indicate that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. In January 2003, the Governments issued their ROD for the upper portions of the River – OUs 1 and 2. Combining the cost estimates from both RODs, it appears the Governments expect the selected remedies for all five OUs to cost approximately $400 million exclusive of contingencies.

While NCR is in the process of reviewing and analyzing the July 2003 ROD for OUs 3-5 and comparing it to the earlier ROD and to the Governments’ supporting studies and white papers, it appears the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portions of the Fox River, the Governments will initiate the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least 10 years.

NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that the eventual implementation of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Governments.

While the issuance of the ROD somewhat clarifies the Governments’ approach to clean-up of the Fox River, the extent of NCR’s potential liability is subject to many uncertainties at this time. NCR’s eventual liability – which is expected to be paid out over a period of at least 10 years, and likely as long as 20-40 or more years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR has attempted to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR used its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR used the low-end of the range. Each of these factors has been re-evaluated in light of the issuance of the ROD for the lower portions of the river and other recent analyses, developments and information. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which is now $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs — $400 million – and increasing it by 20% to reflect our analysis that indicates the Governments’ own cost estimates are understated. For example, NCR’s initial review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR also determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount was $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low-end of that range, which was based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. In light of updated analyses by NCR and its consultants and some new information, including some available in the July 2003 ROD, the low end of this range has been adjusted from the figure used for the prior accrual.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimated that it would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company estimated the costs that are likely to be incurred over the next ten years, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what the Company’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred over the next four to five years, the time period when the remedy will be designed and the initial dredging will begin. Once dredging is underway, NCR believes that its transaction costs may decrease significantly on an annual basis. The current estimate of transaction costs is substantially greater than the figures used for the prior accrual.

While it remains difficult to predict, NCR does not expect there to be any significant near-term changes to any of the above-described estimates that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high-end of the range of such estimates.

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, NCR has limited short-term liability for this matter. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve.

AT&T Corp. (AT&T) and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $17 million and is deducted in determining the net amount discussed above.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated clean-up costs are taken from the Governments’ clean-up decisions and supporting documents), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the Governments’ clean-up decisions and supporting documents set forth estimates for certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements. For the Fox River site, an asset relating to the AT&T and Lucent indemnity was recognized, as payment was deemed probable.

Legal Proceedings

In response to patent infringement assertions by LG Electronics (LGE), NCR filed suit against LGE in federal court in Ohio in June 2002 for a declaratory judgment that NCR’s products do not infringe a number of LGE patents, primarily related to Intel chip technology. NCR also asserted claims that LGE products infringe several NCR e-commerce related patents. LGE filed counterclaims seeking damages and injunctive relief for alleged patent infringement by NCR. In addition, in August 2002, LGE filed suit against NCR Corporation, NCR Financial Solutions Ltd. and a third party in patent court in the United Kingdom alleging that NCR products infringe British counterparts of two of the patents at issue in the Ohio case. These cases were resolved during the second quarter of 2003 in a manner that did not have a material impact on the Company.

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

Other Matters

Pursuant to NCR’s divestiture from AT&T in 1996, NCR is a party to mutual indemnification provisions that obligate NCR, AT&T and Lucent to partially indemnify each other for certain liabilities accrued prior to the divestiture exceeding a threshold amount. NCR’s share over the threshold amount for AT&T and Lucent liabilities is 3%. On August 9, 2002, Lucent notified NCR that it had entered into an out-of-court settlement of multiple class action lawsuits against Lucent and participants, and that Lucent intended to make a claim for contribution against NCR in accordance with the divestiture agreement. These lawsuits claimed damages for allegedly excessive charges in connection with leased residential telephone business operated by AT&T from 1984 until 1996, and thereafter by Lucent. Pursuant to the proposed settlement and the terms of the divestiture agreement, NCR established a $9 million pre-tax reserve for its estimated share of the proposed settlement-related costs, approximately $6 million of which was released in the first quarter of 2003, which was recorded in other income and expense, as a result of information obtained from Lucent regarding the number of claims submitted and contested, the expected cost of various components of the settlement, and the expected total cost of legal and administrative fees. In July 2003, NCR paid Lucent approximately $2 million of the remaining accrual and any future potential costs to NCR are not expected to be material. NCR has not been advised of any other claims from AT&T or Lucent that presently appear likely to exceed the indemnity threshold in the divestiture agreement.

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2003, the maximum future payment obligation of this guaranteed value was $12 million and an associated liability balance of $9 million.

NCR has equity investments in certain affiliates in which the Company has issued debt guarantees originally ranging from three to five years in length for these affiliates to third party lending institutions. These guarantees expire at various dates between 2004 and 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $3 million at June 30, 2003. The Company has not recorded a liability in connection with these guarantees.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine, and cost of replacement parts. Each business unit consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. Any additional warranty coverage requested by NCR’s customers is accounted for as a maintenance contract and revenue is recognized over the contract life. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve from January 1, 2003 to June 30, 2003:

In millions
Warranty reserve liability
Beginning balance at January 1, 2003	$16
Accruals for warranties issued	23
Settlements (in cash or in kind)	(21)

Ending balance at June 30, 2003	$18

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the contract term. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

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

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the three months and six months ended June 30, 2003, as the inclusion thereof would have been antidilutive. For the three months and six months ended June 30, 2003, the fully diluted shares would have been 95.3 and 96.3 million shares, respectively.

10. SEGMENT INFORMATION

NCR is managed through the following business units which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services, and (7) Other, which primarily relates to third party hardware and related installation services in our high availability and networking services businesses and to a business in Japan that is not aligned to NCR’s other segments.

In the fourth quarter of 2002, the Company modified its segment reporting to reflect the way the Company manages its business as described above. In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of, business performance improvement, pension income or expense is excluded from segment operating income when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income. As required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” prior year information in the following tables conforms to the current year presentation.

The following table presents data for revenue by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
In millions
Revenue by segment
Data Warehousing
Products	$151	$172	$297	$333
Professional and installation-related services	82	83	153	157

Data Warehousing solution revenue	233	255	450	490
Data Warehousing support services	67	54	128	109

Total Data Warehousing revenue	300	309	578	599

Financial Self Service
Products	204	215	386	382
Professional and installation-related services	56	40	100	78

Total Financial Self Service revenue	260	255	486	460

Retail Store Automation
Products	141	121	242	209
Professional and installation-related services	63	53	111	91

Total Retail Store Automation revenue	204	174	353	300
Systemedia	122	133	234	248

Payment and Imaging
Products	27	26	51	57
Professional and installation-related services	9	9	16	19

Total Payment and Imaging revenue	36	35	67	76

Customer Services
Products	—	1	—	2
Professional and installation-related services	81	50	144	92
Customer Service Maintenance:
Financial Self Service	136	128	268	252
Retail Store Automation	118	118	237	227
Payment and Imaging	27	26	53	51
Other	101	124	209	255

Total Customer Services revenue	463	447	911	879

Other
Products	30	42	56	91
Professional and installation related services	26	31	48	59
Elimination of installation-related services included in both the Customer Services segment and other reported segments	(75)	(46)	(133)	(85)

Total Revenue	$1,366	$1,380	$2,600	$2,627

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2003	2002	2003	2002
Reconciliation of revenues to NCR reported
Total Product Revenue	$675	$710	$1,266	$1,322
Total Services Revenue	691	670	1,334	1,305

Total Revenue	$1,366	$1,380	$2,600	$2,627

The following table presents data for operating income (loss) by operating segment excluding pension (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2003	2002	2003	2002
Operating income (loss) by segment
Data Warehousing	$32	$30	$63	$51
Financial Self Service	32	25	41	25
Retail Store Automation	—	(13)	(23)	(43)
Systemedia	3	3	2	3
Payment and Imaging	5	4	10	10
Customer Services	7	6	10	17
Other	(15)	(11)	(29)	(22)
Elimination of installation-related services operating income included in both the Customer Services segment and other reported segments	(24)	(12)	(42)	(20)

Income from operations excluding pension (expense) income	40	32	32	21
Pension (expense) income	(24)	19	(48)	39

Total income (loss) from operations	$16	$51	$(16)	$60

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends Impacting Results

During the second quarter of 2003, each of our businesses met or exceeded our expectations as we continued to successfully implement our cost and expense reduction strategies. Foreign currency fluctuations had a favorable impact on both revenues and operating income. Data Warehousing revenues declined due to the continued effects of the economic environment; however, operating income improved as a result of increased support services revenues and effective cost and expense control. Over the past several quarters, Data Warehousing’s revenue mix has shifted to a higher contribution of software and professional services versus hardware. The trend toward a higher mix of software and professional services revenues is expected to continue; however, the mix may change quarter to quarter based on customer needs. Financial Self Service showed improvement due to higher sales of our advanced function automated teller machine (ATMs) solutions and cost reduction initiatives. Retail Store Automation’s results were driven by higher volumes due to installations of NCR’s FastLane™ self-checkout systems and the focus on operational efficiencies. We are encouraged by the improvements made in this business and expect continued year-over-year gains in revenue and operating income for the remainder of the year. Customer Services generated revenue growth in the quarter. Operating income improvement in this business from higher volumes and cost reduction initiatives was somewhat offset by competitive pricing pressures and declines from businesses we exited in the late 1990’s. Over the next several quarters, we will continue to better align our services and capabilities to drive a more optimized Customer Services business.

Subsequent to June 30, 2003, we received the Governments’ Record of Decision for the largest portion of the Fox River environmental matter. Accordingly, we have re-evaluated the recorded reserve of $45 million in relation to the Fox River matter and have increased it to $80 million as of June 30, 2003 (after taking into consideration amounts expected to be recovered under indemnity obligations from third parties). See Note 8 of Notes to Condensed Consolidated Financial Statements for details. While it remains difficult to predict and subject to many uncertainties, we do not expect there to be any significant near-term changes to any of the estimates that are likely to have a material effect on the amount of our accrual for this matter.

We will continue to focus on improving our value propositions, invest in our sales force to facilitate demand creation, improve our service delivery capabilities and maintain our re-engineering efforts to maximize operational efficiencies and drive cost reductions throughout the organization.

Results of Operations for Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

In millions	2003	2002
Consolidated revenue	$1,366	$1,380

Consolidated gross margin	$359	$401
Consolidated operating expenses:
Selling, general and administrative expenses	287	289
Research and development expenses	56	61

Consolidated income from operations	$16	$51

Revenue for the three months ended June 30, 2003 was $1,366 million, a decrease of 1% from the second quarter of 2002. The current period revenue decline includes a 6-point favorable impact from foreign currency fluctuations. While we had strong revenue growth in our Retail Store Automation segment, it was offset by an expected decline in Data Warehousing due to adverse market conditions and our Other segment due to a reduction in third party product sales (see Note 10 of Notes to Consolidated Financial Statements for a description of NCR’s Other segment).

Our income from operations during the second quarter of 2003 was $16 million compared to $51 million of operating income for the same period of 2002. Operating income was impacted by $24 million of pension expense during the period compared to $19 million of pension income during the same period for 2002. Had the financial impact of pension remained constant period-over-period, operating results would have shown an improvement. This improvement in operating income was driven by cost and expense reduction initiatives, higher volumes in certain segments, and positive foreign currency impact.

Gross margin and operating expenses for the three months ended June 30, 2003, were impacted by certain employee benefit plans as follows:

	Three Months Ended June 30,
In millions	2003	2002
Pension expense (income)	$24	$(19)
Postemployment expense	21	19
Postretirement expense	6	4

Net expense	$51	$ 4

During the three month period ended June 30, 2003, we incurred $24 million of pension expense versus a $19 million benefit in the same period of 2002. The $43 million change was primarily due to three factors: the impact of the investment performance of our pension fund portfolio in the difficult market environments during the past three years, reductions in our expected return on plan asset assumptions, and reductions in our discount rate assumptions. We expect to recognize approximately $95 million of pension expense during 2003 as compared to $74 million of pension income during 2002. Pension expense is based on many variables including amortization of prior year losses, the interest rate environment, performance of the equity markets and changes in demographics of participants. Due to changes in variables related to historical and current market performance, we believe that it is likely that 2004 pension expense will significantly exceed the

$95 million expected in 2003. We are investigating the entire range of potential actions that could mitigate the effects of incremental expense.

Postemployment expense (severance, disability, medical) increased to $21 million for the three months ended June 30, 2003, versus $19 million in the second quarter of 2002. The increase in expense was primarily attributable to lower discount rates in many countries and an increase in the amortization of actuarial losses.

Postretirement plan expense (medical, life insurance) for the three months ended June 30, 2003 was $6 million versus $4 million in the second quarter of 2002. The increase was primarily due to changes in our medical trend assumptions to reflect higher healthcare inflation.

Also negatively impacting gross margin and operating expenses during the quarter was $3 million of costs related to our re-engineering efforts during the second quarter of 2003. See our specific discussion of these efforts in a separate section entitled “Restructuring and Re-engineering” below.

Gross margin as a percentage of revenue decreased 2.8 percentage points to 26.3% in the second quarter of 2003 from 29.1% in the second quarter of 2002. Gross margin was impacted by $13 million of pension expense in the second quarter of 2003 compared to $15 million of pension income in the same period of 2002. In addition to pension, gross margin was negatively impacted by lower Data Warehousing solution revenues combined with an unfavorable storage mix within those revenues. Storage mix affects gross margin because of the pricing differentials between the vendors we source for components of our Data Warehousing systems. Also, we had lower margins in our Other segment from third party product sales and costs associated with product modification programs initiated in the second quarter.

Total selling, general and administrative (SG&A) and research and development (R&D) expenses in the second quarter of 2003 were $343 million compared to $350 million for the second quarter of 2002. Total expenses included $11 million of pension expense compared to $4 million of pension income for the three month period ended June 30, 2003 and 2002, respectively. SG&A expenses decreased $2 million to $287 million in the second quarter of 2003 from the second quarter of 2002. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. R&D expenses decreased $5 million to $56 million in the second quarter of 2003 as compared to the second quarter of 2002. As a percentage of revenue, R&D expenses were 4.1% in the second quarter of 2003 compared to 4.4% in the second quarter of 2002. R&D expenses decreased due to a reduction in infrastructure costs as we continue to challenge all of our spending to meet our cost and expense reduction goals. We are committed to new product development and will focus on gaining efficiencies to achieve the maximum yield for our R&D efforts and resources.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating loss/ income, consistent with the manner by which we manage each segment and report our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” The operating segment results discussed below exclude the impact of $24 million of pension expense in the second quarter of 2003 and $19 million of pension income in the second quarter of 2002. NCR excludes the effect of pension expense/income when evaluating the performance of and making decisions regarding its operating segments. As a result, the effects of pension expense and income, as described in Note 10 of Notes to Condensed Consolidated Financial Statements, have been excluded from the operating income/loss for each reporting segment presented and discussed below. Our segment results are reconciled to total company generally accepted accounting principles (GAAP) results in Note 10 of Notes to Condensed Consolidated Financial Statements.

We have disclosed the impact of foreign currency as it relates to our segment revenues due to its significance during the quarter. The currency effects were mainly caused by fluctuations in the Euro in our Europe/Middle East/Africa (EMEA) region.

Data Warehousing experienced a revenue decline of 3% as revenues were $300 million and $309 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in revenue for Data Warehousing was primarily attributed to lower product volume, which was partially offset by an increase in support services revenue. Foreign currency fluctuations provided a benefit of 5 percentage points in the second quarter of 2003 as compared to the same period of 2002. Operating income for the three months ended June 30, 2003 and 2002 was $32 million and $30 million, respectively. The increase in operating income for the quarter reflects growth in support services and continued cost reduction efforts, which was partially offset by the negative impact from storage mix.

Financial Self Service second quarter 2003 revenues grew 2% to $260 million from $255 million in the second quarter of 2002. The increase in revenue was due to higher volumes in the Americas, which was offset by the impact of Severe Acute Respiratory Syndrome (SARS) in our Asia-Pacific region. The impact of foreign currency fluctuations provided a benefit of 8 percentage points to Financial Self Service revenue for the second quarter of 2003 as compared to the same quarter of 2002. Operating income increased from $25 million in the second quarter of 2002 to $32 million in the second quarter of 2003. Operating income improvements were driven by our efforts to improve operational efficiency and reduce our supply chain and infrastructure costs.

Retail Store Automation second quarter 2003 revenues rose 17% to $204 million from $174 million in the second quarter of 2002. This segment’s revenue growth was primarily driven by increased volume relating to the installation of NCR’s FastLane self-checkout systems. Retail Store Automation revenues experienced a benefit of 5 percentage points from foreign currency fluctuations as compared to the same quarter of 2002. Retail Store Automation achieved break-even performance for the second quarter of 2003, which was a significant improvement from a $13 million loss in the second quarter of 2002. This improvement was mainly due to the revenue growth and leverage on fixed costs, mix of services supporting our product installations and cost reduction activities as we work to reduce our infrastructure costs.

Systemedia revenues declined 8% to $122 million during the second quarter of 2003 as compared to the same period for 2002. Foreign currency fluctuations provided a benefit of 5 percentage points as compared to revenue for the same quarter of 2002. The revenue decline is attributable to less market demand for printer consumables. Operating income was $3 million in both the second quarter of 2003 and 2002. Operating income was the same for both periods as 2003 cost reductions offset the impact of lower second quarter 2003 revenues versus the second quarter of 2002.

Payment and Imaging revenues increased slightly to $36 million from $35 million for the three months ended June 30, 2003 and 2002, respectively. This increase included a 2 percentage point benefit from foreign currency. Operating income also increased slightly from $4 million in the second quarter of 2002 to $5 million in the second quarter of 2003. Overall, second quarter revenues and operating income remained relatively consistent with prior year. The revenue mix is changing as financial institutions are shifting from traditional item-processing to digital imaging solutions for increased efficiency and in anticipation of the Check Truncation Act, or “Check 21”, which is expected to be enacted later this year.

Customer Services revenues increased 4% to $463 million during the second quarter of 2003 compared to the same period for 2002. The revenue growth in this segment was primarily due to maintenance revenue growth in our core solutions and foreign currency fluctuations, which was offset by revenue declines from businesses we exited in the late 1990’s. Changes in foreign currency exchange rates provided a 6 percentage point benefit to revenue in the second quarter of 2003 as compared to the same period of 2002. Operating income increased from $6 million in the second quarter of 2002 to $7 million in the second quarter of 2003. Revenue growth and cost reduction initiatives provided an improvement to operating income despite competitive pricing pressures.

Other segment revenues decreased 23% to $56 million in the second quarter of 2003 from $73 million during the same period for 2002. Operating loss increased to $15 million in the second quarter of 2003 from $11 million in the second quarter of 2002. The decline in revenues and increased operating loss was due to a reduction in third party product sales as we are concentrating on changing our mix of revenue to higher margin managed services offerings included in this segment.

Revenue by Region

Revenue in the second quarter of 2003 compared with the second quarter of 2002 increased 8% in EMEA, decreased 16% in Japan, decreased 9% in the Asia-Pacific (excluding Japan) region and remained relatively flat in the Americas. In the EMEA region, revenue growth was driven primarily by favorable foreign currency fluctuations in relation to the Euro. In Japan, the revenue decline was primarily due to lower volumes in our Data Warehousing and Other segment. In Asia-Pacific, the decline was primarily attributable to lower volumes in Financial Self Service due to the effect of SARS in that region. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased in Japan, Asia-Pacific and EMEA by 21%, 13%, and 6%, respectively.

The Americas region comprised 50% of our total revenue in the second quarter of 2003, the EMEA region comprised 31%, the Asia-Pacific region comprised 11%, and Japan comprised 8%.

Income Before Income Taxes

Interest expense increased to $6 million in the second quarter of 2003 from $4 million in the same period in 2002 due to higher interest expense from the issuance of $300 million of senior unsecured notes in June 2002. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the debt issuance.

Other expense, net, for the second quarter of 2003 includes $35 million for the Fox River environmental liability. Other expense, net, for the second quarter of 2002 included $9 million for an indemnification claim made by Lucent Technologies, Inc. (Lucent). See Note 8 of Notes to Condensed Consolidated Financial Statements for details on these matters.

Loss before income taxes was $23 million in the second quarter of 2003 and included $24 million of pension expense. Income before income taxes for the second quarter of 2002 was $36 million and included $19 million of pension income. The year-over-year difference in pension expense/income in the second quarter was an unfavorable $43 million.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant unusual items. At an estimated effective tax rate of 28% for 2003 and 30% for 2002, the second quarter income tax expense was $3 million in 2003 compared to $10 million of income tax expense in the second quarter of 2002. The estimated effective tax rate for 2003 excludes the tax effect of the Fox River environmental matter, which was a benefit of $13 million in the second quarter of 2003. The total income tax benefit for the second quarter of 2003 including the tax effect of the Fox River environmental matter was $10 million.

Results of Operations for Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

In millions	2003	2002
Consolidated revenue	$2,600	$2,627

Consolidated gross margin	$666	$751
Consolidated operating expenses:
Selling, general and administrative expenses	567	574
Research and development expenses	115	117

Consolidated (loss) income from operations	$(16)	$60

Revenue for the six months ended June 30, 2003 was $2,600 million, a decrease of 1% from the first six months of 2002. The current period revenue decline includes a 6-point favorable impact from foreign currency fluctuations. We had revenue growth in our Retail Store Automation and Financial Self Service segments but this was offset by an expected decline in the Data Warehousing segment due to the current capital spending environment and the Other segment due to a reduction in third party products sales (see Note 10 of Notes to Consolidated Financial Statements for a description of NCR’s Other segment).

Our loss from operations for the six months ended June 30, 2003 was $16 million compared to $60 million of operating income for the same period of 2002. Operating loss was impacted by $48 million of pension expense during the six month period compared to $39 million of pension income during the same period for 2002. Had pension expense/income remained constant period-over-period, operating results would have shown an improvement. The operating loss for the six months of 2003 was positively impacted by our cost and expense reduction initiatives, higher volumes in certain segments, and positive foreign currency impact.

Gross margin and operating expenses for the six months ended June 30, 2003 and 2002, were impacted by certain employee benefit plans as follows:

In millions	Six Months Ended June 30,
	2003	2002
Pension expense (income)	$ 48	$(39)
Postemployment expense	42	39
Postretirement expense	12	8

Net expense	$102	$ 8

During the six month period ended June 30, 2003, we incurred $48 million of pension expense versus a $39 million benefit for the same period of 2002. The $87 million change was primarily due to three factors: the impact of the investment performance of our pension fund portfolio in the difficult market environments during the past three years, reductions in our expected return on plan asset assumptions, and reductions in our discount rate assumptions. We expect to recognize approximately $95 million of pension expense during 2003 as compared to $74 million of pension income during 2002. A discussion of the potential 2004 pension impact is included in the above section titled “Results of Operations for Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.”

Postemployment expense (severance, disability, medical) increased to $42 million for the six months ended June 30, 2003, versus $39 million in the first six months of 2002. The increase in expense was primarily attributable to lower discount rates in many countries and an increase of the amortization of actuarial losses.

Postretirement plan expense (medical, life insurance) for the six months ended June 30, 2003 was $12 million versus $8 million in the first six months of 2002. The increase was primarily due to changes in our medical trend assumptions to reflect higher expected healthcare inflation.

Also impacting gross margin and operating expenses during the six months ended June 30, 2003 was $12 million of costs related to our re-engineering efforts. See our specific discussion on these efforts in a separate section entitled “Restructuring and Re-engineering” below.

Gross margin as a percentage of revenue decreased 3.0 percentage points to 25.6% in the first six months of 2003 from 28.6% in the first six months of 2002. Gross margin was impacted by $26 million of pension expense in the first six months of 2003 compared to $31 million of pension income in the same period of 2002. Gross margin was also impacted by lower Data Warehousing revenues and higher revenues in Retail Store Automation, which typically has lower margins. In addition, declining margins in our Other segment from third party product sales and continued price erosion in our Customer Services segment were offset somewhat by cost reductions.

Total selling, general and administrative (SG&A) and research and development (R&D) expenses in the first six months of 2003 were $682 million compared to $691 million for the first six months of 2002. Total expenses included $22 million of pension expense compared to $8 million of pension income for the six months ended June 30, 2003 and 2002, respectively. SG&A expenses decreased $7 million to $567 million in the first six months of 2003 from the first six months of 2002. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. R&D expenses decreased $2 million to $115 million in the first six months of 2003. As a percentage of revenue, R&D expenses were 4.4% in the first six months of 2003 compared to 4.5% in the first six months of 2002. We are committed to new product development and will focus on gaining efficiencies to achieve the maximum yield for our R&D efforts and resources.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating loss/income of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is incorporated by reference and made part hereof.

We have disclosed the impact of foreign currency as it relates to our segment revenues due to its significance during the six months ended June 30, 2003. The currency effects were mainly caused by fluctuations in the Euro in our Europe/Middle East/Africa (EMEA) region.

Data Warehousing experienced a revenue decline of 4% as revenues were $578 million and $599 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenue for Data Warehousing was primarily attributed to lower product volume partially offset by an increase in support services revenue. Foreign currency fluctuations provided a benefit of 5 percentage points to revenues during the first six months of 2003. Operating income for the six months ended June 30, 2003 and 2002, was $63 million and $51 million, respectively. The increase in operating income reflects a favorable mix of revenues from software and support services and cost reduction efforts.

Financial Self Service revenues grew 6% to $486 million in the first six months of 2003 from $460 million in the first six months of 2002. The increase in revenue was due to strong volumes in the Americas as we continue to see acceleration in replacement activity of Microsoft Windows NT®-based software and financial institutions increasing spending on our advance function ATM solutions. Also contributing to the revenue growth was the installation of advanced function ATMs at 7-Eleven. The impact of foreign currency fluctuations provided a benefit of 8 percentage points to Financial Self Service revenue for the first six months of 2003. Operating income grew from $25 million in the first six months of 2002 to $41 million in the first six months of 2003. Operating income improvements were driven by the increases in revenues as well as expense reductions.

Retail Store Automation revenues rose 18% to $353 million from $300 million in the first six months of 2003 as compared to the same period for 2002, respectively. This segment’s revenue growth was primarily driven by increased volume, which included the installation of NCR’s FastLane self-checkout systems, new point of sale (POS) terminals and peripherals and POS upgrades at The Home Depot stores and other retailers worldwide. Retail Store Automation revenues experienced a benefit of 5 percentage points from foreign currency fluctuations for the first six months of 2003. The operating loss of $23 million in the first six months of 2003 was a $20 million improvement from the first six months of 2002. We will continue to focus on growing our revenue base thereby leveraging our fixed cost structure, and further streamlining supply chain and infrastructure processes.

Systemedia revenues declined 6% to $234 million during the first six months of 2003 as compared to the same period for 2002. Foreign currency fluctuations provided a benefit of 5 percentage points in revenues during the first six months of 2003. The decline in revenues for this segment was caused by softness in the market from both a volume and pricing perspective. Operating income was $2 million during the first six months of 2003 compared to $3 million in the same period for 2002.

Payment and Imaging revenues declined to $67 million from $76 million, or 12%, for the six months ended June 30, 2003 and 2002, respectively. The decline in revenues was primarily attributable to weakening demand in the Japan market and in traditional payment offerings worldwide. These declines were partially offset by growth in image-based offerings. A benefit of 2 percentage points from foreign currency changes is included in the revenue results for the first six months of 2003. Operating income remained constant at $10 million for both periods.

Customer Services revenues increased 4% to $911 million during the first six months of 2003 compared to the same period for 2002 while operating income declined $7 million to $10 million. The revenue growth in this segment was primarily due to maintenance revenue growth in our Financial Self Service and Retail Store Automation businesses and the positive impact of foreign currency. Foreign currency fluctuations provided a 6 percentage point benefit associated with revenues for the period. While we had growth in these maintenance revenues, it was offset by a decline in maintenance revenues from businesses we exited in the late 1990’s. The operating income decline was caused by continued price erosion which offset cost reductions from ongoing process improvements.

Other segment revenues decreased 31% to $104 million in the first six months of 2003 from $150 million during the same period for 2002. Operating loss was $29 million in the first six months of 2003 compared to $22 million in the first six months of 2002. The decline in revenues and increased operating loss was due to a reduction in third party product sales and competitive pricing pressures as we are concentrating on changing our mix of revenue to higher margin managed services offerings included in this segment.

Revenue by Region

Revenue in the first six months of 2003 compared to the first half of 2002 increased 6% in EMEA, decreased 19% in Japan, decreased 5% in Asia-Pacific (excluding Japan), and remained relatively flat in the Americas regions. In the EMEA region, revenue growth of 6% was driven primarily by favorable foreign currency fluctuations in relation to the Euro. In Japan, the revenue decline was primarily due to less volume in our Data Warehousing and Other segment. In Asia-Pacific, declines in our Financial Self Service business were partially offset by revenue growth associated with Customer Services. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased in Japan, Asia-Pacific, and EMEA by 25%, 10%, and 8%, respectively.

The Americas region comprised 50% of our total revenue in the first six months of 2003, the EMEA region comprised 32%, the Asia Pacific region comprised 10%, and Japan comprised 8%.

Loss/Income Before Income Taxes

Interest expense increased to $13 million in the first six months of 2003 from $6 million in the same period in 2002 due to higher interest expense from the issuance of $300 million of senior unsecured notes in June 2002. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of the debt issuance.

Other expense, net, for the first six months of 2003 includes $35 million related to the Fox River environmental liability. The $12 million of other expense, net, for the second quarter of 2002 includes $9 million of expense for a Lucent indemnification claim. See Note 8 of Notes to Condensed Consolidated Financial Statements for details on these matters.

Loss before income taxes was $60 million for the six months ended June 30, 2003 and included $48 million of pension expense. The reported income before income taxes for the six months ended June 30, 2002 was $42 million and included $39 million of pension income. The year-over-year change in the pension expense/income for the six month period was an unfavorable $87 million.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effects of significant unusual items. At an estimated effective tax rate of 28% for 2003 and 30% for 2002, the income tax benefit for the six months ended June 30, 2003 was $7 million compared to $12 million of income tax expense for the six months ended June 30, 2002. The estimated effective tax rate for 2003 excludes the tax effect of the Fox River environmental matter, which was a benefit of $13 million for the six months ended June 30, 2003. The total income tax benefit for the six months ended June 30, 2003 including the tax effect of the Fox River environmental matter was $20 million.

Cumulative Effect of Accounting Change

Results from the six months ended June 30, 2002 reflected the cumulative effect of accounting change of adopting Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangibles.” The impact, net of tax, of $348 million represents the write down of goodwill primarily in our Other segment.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $585 million at June 30, 2003, compared to $526 million at December 31, 2002. Net cash provided by operating activities increased $60 million while we reduced capital expenditures by $21 million compared to the prior year period. We will continue to maintain a sufficient level of liquidity to meet our operational needs.

Operating Activities: We generated cash flow from operations of $200 million in the first six months of 2003 compared to $140 million generated in the first six months of 2002. Net cash provided by operations in the first six months of 2003 was driven primarily by fluctuations in receivables and deferred service revenue, offset by decreases in our current payables. The $60 million change from period to period was driven by several factors. Receivable balances decreased $72 million in the first six months of 2003 versus a $16 million increase in the same period in 2002. The reduction in factoring a portion of our receivables in 2002 led to increases in the receivable balances during the first six months of 2002. In the first six months of 2003, we have not resumed factoring, but our receivable balances have decreased as a result of the timing of our revenue cycle. Other significant changes during the period included current payables decrease of $70 million in the first six months of 2003 compared to an increase of $29 million in the same period of 2002. The payables decrease in the first six months of

2003 was due to lower purchasing activity caused by the timing of our revenue cycle, income tax payments and lower accruals for payroll and our bonus performance plan. We have changed our bonus performance plan structure to primarily a profit sharing plan and accordingly are accruing bonuses based on individual quarterly performance of the Company. Bonus accruals should increase throughout the year as profits are generated. Also contributing to the $60 million period to period change was pension accrual increases, as we recorded $48 million of pension expense in the first six months of 2003 compared to $39 million of pension income for the same period of 2002, and a second quarter 2003 entry of $35 million related to additional reserves for the Fox River environmental matter.

Investing Activities: Net cash flows used in investing activities was $106 million in the first six months of 2003 and $104 million in the same period of 2002. The net cash used in investing activities in the first six months of 2003 and 2002 primarily represented net capital expenditures for property plant and equipment, reworkable service parts and additions to capitalized software. Capital expenditures were $107 million in the first six months of 2003 compared to $128 million in the first six months of 2002. The reduction in capital expenditures is primarily due to our continuing commitment to limit discretionary capital spending.

Financing Activities: Net cash used by financing activities was $45 million during the first six months of 2003 compared to $187 million of cash provided by financing activities during the first six months of 2002. Cash was used in the first six months of 2003 as we spent $59 million on NCR stock purchases to offset the dilutive effects of our employee stock plans. NCR expects to continue repurchasing shares but our level of repurchase activity may not be the same as past periods. Other activity during the first six months of 2003 included $13 million of cash provided by other financing activities. Other financing activities primarily relate to share activity under our stock compensation plans. The decrease between the periods was primarily caused by a decline in employee stock compensation plan activity. The $187 million of net cash provided during the first six months of 2002 was primarily due to the issuance of our $300 million senior unsecured notes due in 2009, which was partially used to repay short term debt obligations.

Restructuring and Re-Engineering: In the third quarter of 2002, we disclosed re-engineering plans to drive operational efficiency throughout our Company. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to improve the efficiency and effectiveness of operations. To support our growth initiatives, we are focusing on our sales process and sales management. Initiatives in this area include capitalizing on our value propositions, improving sales training, territory management and sales metrics and simplifying the sales process. To reduce our cost of delivering products and services, we are focusing on improvements to our supply chain that will yield lower inventory levels as well as reductions in inventory handling, freight and warehousing costs. In addition, we are focusing on reducing product costs through design and procurement initiatives. In the services area, we are focusing on the completion of a global model for service delivery. To reduce our expense structure, we are standardizing our global IT applications, continuing to reduce our real estate costs and implementing new streamlined global processes within the finance and administration areas. Our goal is to lower annualized costs and expenses by $250 million by the end of 2005.

Our plans have progressed as scheduled during the first six months of 2003. With the implementation of the Configure-To-Order (CTO) initiative within the Retail Store Automation segment, we are beginning to see improvement in inventory management processes and initial reductions in customer order lead-times. Also, we are moving a portion of our Retail Store Automation product development activities to lower-cost locations outside of the United States. Within Financial Self Service, we continue to shift manufacturing volumes to our in-region facilities in order to match production with local and regional market place demand. This has enabled us to reduce costs while improving lead times. Moreover, our one-step fulfillment plan is progressing ahead of schedule, which is contributing to improved inventory levels and related cost. Our Customer Services segment has improved productivity; both in the number of closed customer incidents per field engineer as well as the number of incidents managed by our call center agents, and improved customer service level agreement performance. Continuing our real estate consolidation initiatives, our under-utilized facilities are being consolidated with other facilities or being marketed for sale. We are moving toward more open floor plans and utilizing cubicles for more efficient use of floor space. For the six months ended June 30, 2003, we reduced our number of properties by 33, resulting in a decrease of total square footage of 879,000 square feet. Regarding internal information technology (IT), we have begun work to replace all major company applications, migrating from country-centric applications to enterprise applications such as PeopleSoft®, enterprise resource planning system (ERP) and our Teradata® Enterprise Data Warehouse. Our ERP implementation is on schedule as we are scheduled to go live in our United States locations in the third quarter. In order to reduce finance and administration costs, we are streamlining and standardizing our internal reporting and information delivery processes by reducing the number of reports and introducing a self-service reporting tool. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses.

In the first six months of 2003, we incurred $12 million of re-engineering costs, which affected our gross margin and operating expense amounts. These costs included real estate consolidation and the related accelerated depreciation, costs associated with re-engineering our finance and administration processes, and costs incurred as we prepare to further implement ERP in stages across the Company. As such, we continue to make process improvements and analyze our cost structure for savings opportunities in line with our strategy to maximize operational efficiencies and drive cost reductions throughout the organization.

Also in connection with the re-engineering efforts, a real-estate consolidation and restructuring plan was designed during the fourth quarter of 2002 to accelerate our re-engineering and consolidation strategies. Since 1997, we have reduced the number of facilities utilized by NCR and have reduced the total space used by more than four million square feet. We will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of under-utilized facilities.

We utilized $0.6 million of our $8 million restructuring reserve during the six months ended June 30, 2003. We expect to complete our real estate consolidation and restructuring plans by the end of 2003, except for the payment of certain lease obligations, which are expected to continue through December 2004.

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

The current economic climate, which includes decreased and/or more closely scrutinized capital spending by many industries, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration and the current economic climate, its effect on the markets in general and other general economic and business conditions.

Competition

Our ability to compete effectively within the technology industry is critical to our future success.

We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large, successful companies in the technology industry such as: International Business Machines Corporation (IBM), Oracle Corporation, Diebold, Inc., Dell Computer Corporation (Dell), Wincor Nixdorf GmbH & Co., Getronics NV, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-checkout, entry-level ATM’s, payment and imaging, and business consumables and media products.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of competitors, such as Dell, to the retail point of sale market. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically. This is in response to the Check Truncation Act (commonly referred to as “Check 21”), which is likely to be enacted later this year.

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

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” disclosed in our 2002 Annual Report to Stockholders on Form 10-K. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in the operating results under accounting guidance from APB 25. Future operating results could be affected if the FASB requires companies to expense stock options or if we elect to do so.

Real Estate Our strategy over the past four years with respect to real estate has been to reduce our holdings of excess real estate and to improve liquidity. In line with this strategy, we anticipate the sale of facilities, which may impact net income. We will intensify our actions to reduce the size of our real estate portfolio during 2003. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations

Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals.

Currently, approximately 50% of our revenues come from outside the Americas region. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions.

We operate in a competitive, rapidly changing environment, and our future business and operating results depend in part on our ability to develop and introduce new solutions that our customers choose to buy. The development process for our complex solutions, including our software application development programs and the migration of our Teradata solution to advance platforms, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

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

Work Environment

Restructuring As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue such as improving sales training, addressing sales territory requirements and focusing on our strong value propositions. If we are not successful in managing the required changes and minimizing any resulting loss productivity, our business and operating results could be impacted.

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

Information Systems It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operation may be impacted.

Acquisitions and Alliances

Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth.

As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations.

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

Our facilities and operations are subject to a wide range of environmental protection laws. Investigatory and remedial activities are underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 8 of Notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q report, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter, as well as other matters, which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2002 Annual Report to Stockholders on Form 10-K and determined that, except as provided below for the Fox River matter, no changes, additions, or deletions are needed to the policies as disclosed, and there were no significant changes in our estimates associated with those policies.

Environmental and Legal Contingencies

Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.” To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described below with respect to the Fox River matter, when insurance carriers or third-parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

The most significant legal contingency impacting our company relates to the Fox River matter, which is further described in detail in Note 8 of Notes to Consolidated Financial Statements. This matter impacts our company overall and does not affect the financial results of any one of its segments. As described in Note 8, NCR was identified as a potentially responsible party

(PRP) at the Fox River site in Wisconsin, because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, API, which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM1 Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, and U.S. Paper Mills Corp. (owned by Sonoco Products Company).

Prior to the adjustment discussed below, our reserve for the Fox River matter was approximately $45 million. We regularly re-evaluate the assumptions we use in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, make appropriate adjustments. Primarily as a result of a subsequent event – the issuance on July 28 of the final clean-up decision for the Fox River (discussed below) – the reserve has been re-evaluated and increased to approximately $80 million (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). A charge of approximately $35 million has been recorded in other expense, net, for the second quarter of 2003 to reflect the increase in the reserve.

As anticipated, on July 28, 2003, USEPA and Wisconsin Department of Natural Resources (WDNR and, together with USEPA, Governments) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the River. Under Statement of Position 96-1 (SOP 96-1), “Environmental Remediation Liabilities”, issued by the American Institute of Certified Public Accountants, issuance of the ROD is a benchmark for re-evaluation of the reserve. The ROD addresses the lower part of the River and portions of Green Bay, where the Governments estimate the bulk of the sediments that need to be remediated are located. In the two portions of the lower part of the River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments have selected large scale dredging as the remedial approach. The Governments estimate that approximately 6.5 million cubic yards of sediment will be removed from these portions at an estimated cost of approximately $284 million. The Governments also identify capping as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments have selected monitored natural attenuation as the remedial approach at an estimated cost of approximately $40 million; the Governments also indicate that some limited dredging near the mouth of the River might be required, but this will be determined during the design stage of the project. In January 2003, the Governments issued their ROD for the upper portions of the River – OUs 1 and 2. Combining the cost estimates from both RODs, it appears the Governments expect the selected remedies for all five OUs to cost approximately $400 million exclusive of contingencies.

While NCR is in the process of reviewing and analyzing the ROD for OUs 3-5 and comparing it to the earlier ROD and to the Governments’ supporting studies and white papers, it appears the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portion of the Fox River, the Governments will initiate the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portion will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least 10 years.

NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that the eventual implementation of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Governments.

While the issuance of the ROD somewhat clarifies the Governments’ approach to clean-up of the Fox River, the extent of our potential liability is subject to many uncertainties at this time. Our eventual liability—which we expect will be paid out over a period of at least 10 years, and likely as long as 20-40 or more years—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages; as former and current owners of paper manufacturing facilities along the Fox River (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) our transaction costs to defend our company in this matter. In setting our reserve, we have attempted to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low-end of the range. Each of these factors has been re-evaluated in light of the issuance of the ROD for the lower portions of the River and other recent analyses, developments and information. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, we determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, we used the low-end of that range, which is $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs — $400 million – and increasing it by 20% to reflect our analysis that indicates the Governments’ own cost estimates are understated. For example, our initial review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, we also determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, we used the low-end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount was $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, we examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, we determined that there is a range of equally probable outcomes, and that no estimate within that range was better than the other estimates. Accordingly, we used the low-end of that range, which was based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. In light of updated analyses and some new information, including some available in the July 2003 ROD, the low end of this range has been adjusted from the figure used for the prior accrual.

•	Fourth, for our share of the joint NCR/API payments, we estimated we would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between API, and us the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for our transaction costs to defend this matter, we estimated the costs we are likely to incur over the next ten years, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of our costs since this matter first arose in 1995 and estimates of what our defense and transaction costs will be in the future. We expect that the bulk of these transactions costs will be incurred over the next four to five years, the time period when the remedy will be designed and the initial dredging will begin. Once dredging is underway, we believe that our transactions costs may decrease significantly on an annual basis. The estimate of transaction costs is substantially greater than the figures used for the prior accrual.

AT&T Corp. (AT&T) and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $17 million and is deducted in determining the net amount discussed above.

While it remains difficult to predict, we do not expect there to be any significant near-term changes to any of the above-described assumptions that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. We believe there is such uncertainty surrounding these estimates that we cannot quantify the high-end of the range of such estimates. In any event, assuming, for example, that the above described assumptions are each doubled (except where that would be inconsistent with an existing agreement), and taking into account our payments under the interim settlement with the Governments (discussed below) our payments for the potential liabilities for the Fox River matter would be approximately $318 million (to be paid out over at least the next 10 years, and likely as long as the next 20-40 or more years). AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our company over a certain threshold, and the $318 million estimate assumes they will make such payments. If we were in fact required to pay an amount such as $318 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount was required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

We have discussed above our overall, long-term exposure to the Fox River liability. However, as described in Note 8 of Notes to Consolidated Financial Statements, we also have limited short-term liability for this matter. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against API or us during the term of the settlement. These payments are being shared by us and API under the terms of the confidential settlement agreement discussed above and will be credited against our long-term exposure for this matter. Our share of these payments was taken into account in determining our reserve.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the second quarter of 2003 and other accounting pronouncements to be adopted in the third quarter of 2003.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2003 and 2002, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $15 million increase or a $43 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $15 million decrease or a $43 million decrease in the fair value of the hedge portfolio as of June 30, 2003 and 2002, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2003 was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments, but could do so in the future.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At June 30, 2003 and 2002, we did not have any major concentration of credit risk related to financial instruments.

Item 4.     CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the second quarter, which was conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In addition, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    Other Information

Item 1.     LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were four matters submitted to a vote of the security holders during the second quarter of 2003 in connection with NCR’s Annual Meeting of Stockholders on April 23, 2003. Item 4 of NCR’s Report on Form 10-Q for the period ended March 31, 2003, discusses such matters and we incorporate such discussion into Item 4 of this report by reference and make it a part hereof.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).
3.2	Bylaws of NCR Corporation, as amended and restated on January 22, 2003 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 NCR Annual Report”)).
4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).
4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).
4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.
4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).
4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).
4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).
10.1	Letter agreement dated July 3, 2003.
14	Code of Ethics for Chief Executive Officer and Finance Associates.
31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003.
31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003.
32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K

NCR filed a Current Report on Form 8-K, dated April 9, 2003, which reported under Item 5 of such form the issuance of the Press Release announcing its expected first-quarter 2003 loss per share and revenue amounts.

NCR filed a Current Report on Form 8-K, dated April 24, 2003, which reported under Item 9 of such form the issuance of the Press Release announcing the Company’s first quarter financial results for the reporting period ended March 31, 2003.

NCR filed a Current Report on Form 8-K, dated April 25, 2003, which reported under Item 5 of such form the issuance of the Press Release announcing the appointment of Victor L. Lund to the Company’s Board of Directors and the resignation of James R. Long from the Company’s Board of Directors.

NCR and Teradata are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries. NCR FastLane is either a registered trademark or trademark of NCR Corporation in the United States and/or in other countries. UNIX is either a registered trademark or trademark of The Open Group in the United States and/or other countries. Windows NT is either a registered trademark or trademark of Microsoft Corporation in the United States and/or other countries. Peoplesoft is either a registered trademark or trademark of PeopleSoft, Inc. in the United States and/or other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: August 13, 2003	By:	/S/ EARL SHANKS
Earl Shanks, Senior Vice President
and Chief Financial Officer