Form 10-Q
period 2003-09-30
NCR CORP
filed 2003-11-07
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2003 was approximately 94.6 million.

PART I. Financial Information

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Product revenue	$671	$709	$1,937	$2,031
Service revenue	684	668	2,018	1,973

Total revenue	1,355	1,377	3,955	4,004

Cost of products	425	463	1,252	1,311
Cost of services	556	518	1,663	1,546
Selling, general and administrative expenses	285	287	852	861
Research and development expenses	56	56	171	173

Total operating expenses	1,322	1,324	3,938	3,891

Income from operations	33	53	17	113

Interest expense	7	7	20	13
Other expense, net	1	8	32	20

Income (loss) before income taxes and cumulative effect of accounting change	25	38	(35)	80

Income tax expense (benefit)	7	(3)	(13)	9

Income (loss) before cumulative effect of accounting change	18	41	(22)	71
Cumulative effect of accounting change, net of tax	—	—	—	(348)

Net income (loss)	$18	$41	$(22)	$(277)

Net income (loss) per common share
Basic before cumulative effect of accounting change	$0.19	$0.42	$(0.23)	$0.72
Cumulative effect of accounting change, net of tax	—	—	—	(3.54)

Basic	$0.19	$0.42	$(0.23)	$(2.82)

Diluted before cumulative effect of accounting change	$0.19	$0.42	$(0.23)	$0.71
Cumulative effect of accounting change, net of tax	—	—	—	(3.47)

Diluted	$0.19	$0.42	$(0.23)	$(2.76)

Weighted average common shares outstanding
Basic	94.6	97.8	95.1	98.1
Diluted	95.3	99.6	95.1	100.2

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	September 30 2003	December 31 2002
Assets
Current assets
Cash, cash equivalents and short-term investments	$581	$526
Accounts receivable, net	1,152	1,204
Inventories, net	319	263
Other current assets	187	193

Total current assets	2,239	2,186

Reworkable service parts and rental equipment, net	228	234
Property, plant and equipment, net	506	558
Goodwill	105	102
Prepaid pension cost	812	794
Deferred income taxes	615	596
Other assets	243	202

Total assets	$4,748	$4,672

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$11	$5
Accounts payable	380	364
Payroll and benefits liabilities	255	227
Customer deposits and deferred service revenue	332	339
Other current liabilities	414	482

Total current liabilities	1,392	1,417

Long-term debt	306	306
Pension and indemnity liabilities	729	696
Postretirement and postemployment benefits liabilities	295	312
Other liabilities	698	596
Minority interests	21	20

Total liabilities	3,441	3,347

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.4 and 97.0 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1	1
Paid-in capital	1,161	1,217
Retained earnings	619	641
Accumulated other comprehensive loss	(474)	(534)

Total stockholders’ equity	1,307	1,325

Total liabilities and stockholders’ equity	$4,748	$4,672

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Nine Months Ended September 30
	2003	2002
Operating Activities
Net loss	$(22)	$(277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	238	245
Deferred income taxes	12	3
Goodwill impairment	—	348
Other adjustments, net	3	18
Changes in assets and liabilities:
Receivables	52	(82)
Inventories	(56)	(31)
Current payables	—	(9)
Customer deposits and deferred service revenue	(8)	39
Employee severance and pension	12	(114)
Other assets and liabilities	43	(37)

Net cash provided by operating activities	274	103

Investing Activities
Net expenditures and proceeds for service parts	(67)	(84)
Expenditures for property, plant and equipment	(42)	(66)
Proceeds from sales of property, plant and equipment	6	13
Expenditures for capitalized software	(50)	(49)
Other investing activities, net	(4)	17

Net cash used in investing activities	(157)	(169)

Financing Activities
Purchases of company common stock	(74)	(47)
Short-term borrowings, net	6	(116)
Long-term borrowings, net	1	296
Other financing activities, net	(6)	48

Net cash (used in) provided by financing activities	(73)	181

Effect of exchange rate changes on cash and cash equivalents	11	11

Increase in cash and cash equivalents	55	126
Cash and cash equivalents at beginning of period	526	335

Cash and cash equivalents at end of period	$581	$461

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

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Comprehensive Income (Loss)
Net income (loss)	$18	$41	$(22)	$(277)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(1)	(3)	4	(6)
Unrealized gain (loss) on derivatives	2	22	4	(28)
Additional minimum pension liability	1	—	1	—
Currency translation adjustments	2	2	51	65

Total comprehensive income (loss)	$22	$62	$ 38	$(246)

In millions			September 30 2003	December 31 2002
Inventories
Work in process and raw materials			$ 77	$ 66
Finished goods			242	197

Total inventories, net			$319	$263

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force Issue No. 00-21

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on accounting for customer arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. As required, the Company adopted this guidance in the third quarter of 2003 on a prospective basis. The adoption of Issue 00-21 required changes to the Company’s revenue recognition policies that primarily affect the timing of revenue recognition within the Data Warehousing segment. This resulted in the recognition of approximately $3 million of net income ($0.04 per diluted share) in the third quarter of 2003 that, previous to the adoption of Issue 00-21, would have been recognized in a subsequent period.

FASB Interpretation No. 46

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Management evaluated the provisions of FIN 46 and determined that there was no impact on the Company upon adoption of the statement in the first quarter of 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first period ending after December 15, 2003. This new effective date is a result of an October 8, 2003 meeting of the FASB. Based on the guidance issued to date, management does not believe there will be a significant impact on the Company upon adoption in the fourth quarter when the consolidation requirements for entities created or acquired prior to February 1, 2003 become effective. Further guidance may be issued by the FASB concerning FIN 46 in future periods; the impact of which can not be determined at this time.

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

Statement of Financial Accounting Standards No. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first fiscal period after June 15, 2003. In October 2003, the FASB deferred the provisions of FAS 150 that relate to mandatorily redeemable non-controlling interests. These provisions may be considered in a future FASB pronouncement. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

During the fourth quarter of 2002, in connection with these efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. This charge primarily impacted the following segments: Data Warehousing ($2 million), Financial Self Service ($3 million), and Customer Services ($3 million).

For the nine months ended September 30, 2003, NCR utilized $1 million of the $8 million liability, and the balance is reflected as a current liability on NCR’s condensed consolidated balance sheet. The Company expects to complete the restructuring plan via exiting all identified facilities by the end of 2003, except for the payment of certain lease obligations, which are expected to continue through December 2004.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

NCR adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002, and in accordance with SFAS 142, NCR discontinued the amortization of goodwill. As a result of the adoption of SFAS 142, it was determined that the goodwill of the Retail Store Automation, Systemedia, and Other segments was impaired. The Company recorded a non-cash, net-of-tax goodwill impairment charge of $348 million ($3.45 per diluted share in the period of adoption) as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge is reflected as a cumulative effect of accounting change, net of tax, in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

Goodwill was $105 million and $102 million as of September 30, 2003 and December 31, 2002, respectively. The increase in goodwill since December 31, 2002 is due to foreign currency fluctuations. The Company will perform its annual goodwill impairment test during the fourth quarter of 2003.

Other Intangible Assets

Other intangible assets were specifically identified when acquired. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR’s other intangible assets, classified in other assets on the balance sheet, are deemed to have definite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets as of September 30, 2003 were:

In millions	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$19	$(15)
Other	13	(4)

Total Other Intangible Assets	$32	$(19)

The aggregate amortization expense (actual and estimated, in millions) for Other Intangible Assets for the following periods is:

		For the year ended (estimated)
For the three months ended September 30, 2003	For the nine months ended September 30, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
$2	$4	$5	$5	$3	$2	$1

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

7. STOCK COMPENSATION PLANS AND STOCK REPURCHASE PROGRAM

Stock Compensation Plans

A complete description of NCR’s stock compensation plans appears in Note 8 of Notes to Consolidated Financial Statements of NCR’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

NCR accounts for its stock-based compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income for the three months ended September 30, 2003 and 2002 and net loss for the nine months ended September 30, 2003 and 2002, respectively, would have been as follows:

In millions, except for per share data	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss)	$18	$41	$(22)	$(277)

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	1	1	3	5
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	—	—	(1)	(1)

Subtotal: Add to net income (loss)	1	1	2	4

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	11	19	32	59
Tax (benefit) expense of stock-based employee compensation determined under fair value based method for awards	(2)	(5)	12	(14)

Subtotal: Deduct from net income (loss)	9	14	44	45

Pro forma net income (loss)	$10	$28	$(64)	$(318)

Basic net income (loss) per share:
As reported:	$0.19	$0.42	$(0.23)	$(2.82)
Pro forma:	$0.11	$0.29	$(0.67)	$(3.24)
Diluted net income (loss) per share:
As reported:	$0.19	$0.42	$(0.23)	$(2.76)
Pro forma:	$0.10	$0.28	$(0.67)	$(3.17)

The pro forma amounts calculated are not necessarily indicative of the effects on net income and net income per diluted share in future years.

Departures of certain senior executives in 2003 caused an unusually high amount of expirations of stock options. The effect of these events on the pro forma expense for the nine months ended September 30, 2003 was the recognition of a significant amount of pro forma tax expense from the write-off of pro forma deferred tax assets. These deferred tax assets would have been recorded as the options were vesting if we accounted for stock compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” Our pro forma expense for the nine months ended September 30, 2003 is unusually higher than other periods because of these events.

NCR uses the Black-Scholes option-pricing model (Black-Scholes) to determine the fair value of employee stock options. Black-Scholes requires the use of judgmental assumptions in which the Company uses historical amounts as the basis for the assumptions. These historical amounts may not be reflective of actual amounts in the future.

The following weighted average assumptions were used to calculate the fair value of stock option grants using Black-Scholes for the periods shown in the above table:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Risk-free interest rate	3.09%	3.54%	3.01%	3.94%
Expected volatility	45%	45%	45%	45%
Expected holding period (years)	5	5	5	5

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statement of operations. If the Company decides to adopt such a policy, it would cause the Company to adopt the fair value provisions of SFAS 123 and the transition provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation, Transition and Disclosure.” These provisions would impact the Company’s consolidated financial position and results of operations in the period of adoption. The Company is evaluating the expensing of stock compensation, which includes considering the provisions of SFAS 123 and SFAS 148.

Purchase of Company Common Stock

Periodically, NCR purchases its common stock as part of share repurchase programs authorized by the Board of Directors in 1999 and 2000. The table below shows the number and dollar amount of shares purchased for the following periods.

In millions	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	From October 1 to November 7, 2003
Number of shares purchased	0.5	3.6	0.2
Dollar amount of shares purchased	$15	$74	$6

8. EMPLOYEE BENEFIT PLANS

During the third quarter of 2003, the Company made changes to its postretirement employee benefit plans by eliminating the U.S. postretirement life insurance benefit and increasing required contributions from retirees for medical insurance. As a result, the accumulated postretirement benefit obligation decreased $147 million, or 42% from the $347 million accumulated postretirement benefit obligation as of December 31, 2002, and a $12 million pre-tax curtailment gain was recognized for the three months and nine months ended September 30, 2003. Due to these changes, the Company expects postretirement plan expense to be lower in future periods.

Also in the third quarter, the Company incurred pension settlement charges of $9 million (pre-tax) for departures of employees in certain non-U.S. locations. This did not have a material effect on the Company’s pension benefit obligation.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by accounting principles generally accepted in the United States of America, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected from time to time in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2003, cannot currently be reasonably determined.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

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

NCR’s reserve for the Fox River matter was approximately $81 million as of September 30, 2003 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The reserve has increased by approximately $1 million from the amount disclosed in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2003 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against the reserve) and adjustments to the receivable for the indemnity described below. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portions of the Fox River, the Governments will initiate the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least 10 years.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the design work for OUs 2-5. The Governments requested that good faith offers to perform the design work be submitted by October 30, 2003. In the event no good faith offers are received from any PRPs, the Governments indicated that they are prepared to proceed with design work on their own. NCR has entered into discussions with the Governments and others regarding the design work for OUs 2-5.

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

Notwithstanding the issuance of the RODs, the extent of NCR’s potential liability is subject to many uncertainties at this time. NCR’s eventual liability – which is expected to be paid out over a period of at least 10 years, and likely as long as 20-40 or more years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low-end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is now $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs — $400 million — and increasing it by 20% to reflect NCR’s analysis that indicates the Governments’ own cost estimates are understated. For example, NCR’s initial review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount is $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimates that it would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company has estimated the costs that are likely to be incurred over the next ten years, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what the Company’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred over the next four to five years, the time period when the remedy will be designed and the initial dredging will begin. Once dredging is underway, NCR believes that its transaction costs may decrease significantly on an annual basis.

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

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, NCR’s short-term liability for this matter is limited. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve.

AT&T Corp. (AT&T) and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above. The amount of this receivable has increased by $2 million since the filing of NCR’s second quarter 2003 Form 10-Q to reflect updated cost figures and other adjustments in determining when the threshold will be reached.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site where the estimated clean-up costs and natural resource damages are taken from the Governments’ decisions, reports and supporting documents), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required remedial and restoration actions. Accruals are adjusted as further information develops or circumstances change. Management expects that the amounts accrued from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities (except for the Fox River site where the Governments’ clean-up decisions and supporting documents set forth estimates for certain long-term costs at net present worth), without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements. For the Fox River site, an asset relating to the AT&T and Lucent indemnity has been recognized, as payment is deemed probable.

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

Together with its former software application contracting partner Corplan, NCR is co-plaintiff in a case filed in 1992 against a Puerto Rican government agency (ASEM), to collect approximately $2 million, with interest, due under a contract for the sale of hardware, software and services. ASEM filed a counterclaim seeking a refund of payments made and damages for alleged breach of the agreement. In a recent filing with respect to the counterclaim, ASEM identified the damages it claims as approximately $36 million, including a $2 million refund and alleged lost profits, plus interest and costs. A provision in the original sales agreement provides that NCR and Corplan are jointly and severally liable for claims under it. The trial in this matter is presently scheduled for March 2004. NCR believes the counterclaim is without merit and plans to vigorously defend against it. Both parties have filed for summary judgment, and these motions are pending. If the court decides the counterclaim in ASEM’s favor, however, and if Corplan fails to pay any judgments against it, NCR could be subject to remedies that could have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In January 2001, NCR was joined to defend counterclaims in a case filed in Georgia state court in 1991 by Compris Technologies, Inc. (Compris), a software development company acquired by NCR through a stock purchase in 1997. Compris brought this suit against Techwerks, Inc. and related parties for breach of various provisions of a 1989 Asset Purchase and General Release Agreement pursuant to which Compris acquired rights to the Compris software. The defendants filed counterclaims seeking actual and punitive damages, in addition to the return of the Compris software and all derivative works, for alleged breaches of contract and conversion. In October 2002, the court granted NCR’s motion for summary judgment and dismissed it from the case, finding no successor liability as to NCR Corporation. However, the court denied in part Compris’ motion for summary judgment, permitting certain contract claims against Compris to go forward. The case was tried to a jury, and in October 2003, the jury returned a verdict in favor of Compris on all claims. Techwerks and its related parties may appeal this result, such that final disposition may not occur until 2004 or later. NCR believes the claims against Compris are without merit. If Techwerks were to prevail on appeal and a subsequent retrial, however, Compris could be subject to remedies that could have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2003, the maximum future payment obligation of this guaranteed value was $12 million and an associated liability of $8 million was recorded.

NCR has equity investments in certain affiliates in which the Company has issued debt guarantees originally five years in length for these affiliates to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at September 30, 2003. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve from January 1, 2003 to September 30, 2003:

In millions
Warranty reserve liability
Beginning balance at January 1, 2003	$16
Accruals for warranties issued	30
Settlements (in cash or kind)	(30)

Ending balance at September 30, 2003	$16

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

10. EARNINGS PER SHARE

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

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the nine months ended September 30, 2003, as the inclusion thereof would have been antidilutive. For the nine months ended September 30, 2003, the fully diluted shares would have been 95.9 million shares.

11. SEGMENT INFORMATION

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

The following table presents data for revenue by operating segment:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
In millions
Revenue by segment

Data Warehousing
Products	$126	$145	$423	$478
Professional and installation-related services	82	84	235	241

Data Warehousing solution revenue	208	229	658	719
Data Warehousing support services	66	57	194	166

Total Data Warehousing revenue	274	286	852	885

Financial Self Service
Products	214	244	600	626
Professional and installation-related services	57	45	157	123

Total Financial Self Service revenue	271	289	757	749

Retail Store Automation
Products	147	129	389	338
Professional and installation-related services	63	52	174	143

Total Retail Store Automation revenue	210	181	563	481
Systemedia	119	126	353	374

Payment and Imaging
Products	25	26	76	83
Professional and installation-related services	9	9	25	28

Total Payment and Imaging revenue	34	35	101	111

Customer Services
Products	—	—	—	2
Professional and installation-related services	81	55	225	147
Customer Service Maintenance:
Financial Self Service	137	126	405	378
Retail Store Automation	113	118	350	345
Payment and Imaging	26	28	79	79
Other	99	120	308	375

Total Customer Services revenue	456	447	1,367	1,326

Other
Products	40	39	96	130
Professional and installation related services	27	24	75	83
Elimination of installation-related services included in both the Customer Services segment and other reported segments	(76)	(50)	(209)	(135)

Total Revenue	$1,355	$1,377	$3,955	$4,004

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statement of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
In millions
Reconciliation of revenues to NCR reported
Total Product Revenue	$671	$709	$1,937	$2,031
Total Services Revenue	684	668	2,018	1,973

Total Revenue	$1,355	$1,377	$3,955	$4,004

The following table presents data for operating income (loss) by operating segment excluding pension (expense) income:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
In millions
Operating income (loss) by segment
Data Warehousing	$21	$27	$84	$78
Financial Self Service	47	34	88	59
Retail Store Automation	9	(13)	(14)	(56)
Systemedia	5	—	7	3
Payment and Imaging	4	4	14	14
Customer Services	11	7	21	24
Other	(11)	(13)	(40)	(35)
Elimination of installation-related services operating income included in both the Customer Services segment and other reported segments	(22)	(12)	(64)	(32)

Income from operations excluding pension (expense)/income	64	34	96	55
Pension (expense)income	(31)	19	(79)	58

Total income from operations	$33	$53	$17	$113

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends Impacting Results

During the third quarter of 2003, we continued to see delays in our customers’ purchasing cycle for significant capital expenditures as purchases and related budgets are being heavily scrutinized. Although we have experienced a decline in revenues, we are committed to reversing this trend through investments in, and continued focus on, our sales activities to improve the productivity and capability of our sales force, optimizing our sales coverage by mapping our value propositions to the market opportunity and evaluating our market size to improve sales reach, and measuring and monitoring our customer satisfaction and loyalty to improve business relationships, gain reference accounts and improve demand creation and solution offerings. Also in the quarter, we continued with our re-engineering and cost reduction initiatives. Our plan to lower our overall infrastructure costs is resulting in significant improvements to income from operations excluding pension expense/income (see table above for reconciliation to total income from operations). We believe these steps will allow us to generate better margins and become even more competitive in the marketplace.

We will continue to focus on our major strategic and operational objectives of (1) strengthening our value propositions for our customers, (2) investing in our sales force to facilitate demand creation, (3) improving our service delivery capabilities and (4) lowering the overall cost of our infrastructure.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

In millions	2003	2002
Consolidated revenue	$1,355	$1,377

Consolidated gross margin	$374	$396
Consolidated operating expenses:
Selling, general and administrative expenses	285	287
Research and development expenses	56	56

Consolidated income from operations	$33	$53

Revenue for the three months ended September 30, 2003 was $1,355 million, a decrease of 2% from the third quarter of 2002. The current period revenue decline includes a 4-point favorable impact from foreign currency fluctuations. While we had stronger than expected revenue growth in our Retail Store Automation segment, it was offset by declines in Data Warehousing due to continued scrutiny concerning significant capital expenditures and Financial Self Service due to the timing of automatic teller machine (ATM) installations in the Asia-Pacific region.

Our income from operations during the third quarter of 2003 was $33 million compared to $53 million of operating income for the same period of 2002. Operating income was impacted by $31 million of pension expense during the period compared to $19 million of pension income during the same period for 2002. The $31 million of pension expense for the third quarter of 2003 includes a $9 million incremental settlement charge for departures of employees in certain non-U.S. locations. Also during the third quarter of 2003, we eliminated our U.S. postretirement life insurance benefit, which resulted in a $12 million benefit. Excluding the impact of total pension expense/income and the curtailment gain from the elimination of the postretirement life insurance benefit, operating income would have shown a significant year-over-year improvement in the third quarter of 2003 as a result of cost and expense reduction initiatives, higher revenues in Retail Store Automation, and positive foreign currency impact.

Gross margin and operating expenses for the three months ended September 30, 2003, were impacted by certain employee benefit plans as follows:

In millions	Three Months Ended September 30,
	2003	2002
Pension expense (income)	$31	$(19)
Postemployment expense	21	19
Postretirement (income) expense	(5)	4

Net expense	$47	$4

During the three month period ended September 30, 2003, we incurred $31 million of pension expense versus a $19 million benefit for the three months ended September 30, 2002. The majority of the difference between periods was primarily due to three factors: the impact of the investment performance of our pension fund portfolio in the difficult market environments during the past three years, reductions in our expected return on plan asset assumptions and reductions in our discount rate assumptions. Additionally, we recognized a settlement charge of $9 million in the third quarter of 2003 related to employee departures in certain non-U.S. locations. We now expect to recognize approximately $104 million of pension expense during 2003 as compared to $74 million of pension income during 2002.

Postemployment expense (severance, disability medical) increased to $21 million for the three months ended September 30, 2003, versus $19 million in the third quarter of 2002. The increase in expense was primarily attributable to lower discount rates in many countries and an increase in the amortization of actuarial losses.

Postretirement plan expense (medical, life insurance) for the three months ended September 30, 2003 was a net $5 million gain versus $4 million expense in the third quarter of 2002. The primary driver of the $9 million change was a curtailment gain of $12 million in the third quarter of 2003 related to U.S. postretirement life insurance benefits. This was partially offset by an increase in expense of $3 million primarily due to changes in our medical trend assumptions to reflect higher expected healthcare inflation. Due to the changes in life insurance benefits mentioned above and announced increases in retiree medical cost sharing, we expect postretirement plan expense to be lower in future quarters.

The table below summarizes the impact of the $12 million curtailment gain related to U.S. postretirement life insurance and the $9 million of incremental pension expense from settlement charges related to employee departures in certain non-U.S. locations to the different income statement classifications for the three months ended September 30, 2003:

	Curtailment gain from postretirement life insurance	Incremental pension expense from settlement charges
In millions
Gross margin	$6	$(5)
Selling, general and administrative expenses	4	(2)
Research and development expenses	2	(2)

Operating income	$12	$(9)

Also impacting gross margin and operating expenses during the three months ended September 30, 2003 was the year-over-year impact of changes in our bonus performance plan and costs related to our re-engineering efforts. In the third quarter of 2003, bonus performance plan expenses were higher than prior year as we have changed our bonus performance plan to primarily a profit sharing plan. Bonuses are accrued based on the individual quarterly performance of the Company and should increase throughout the year as profits are generated. In relation to our re-engineering efforts, see the separate section entitled “Restructuring and Re-engineering” below.

Gross margin as a percentage of revenue decreased 1.2 percentage points to 27.6% in the third quarter of 2003 from 28.8% in the third quarter of 2002. The decrease is attributable to the $17 million of pension expense in the third quarter of 2003 compared to $15 million of pension income in the same period of 2002. Also affecting gross margin in the third quarter of 2003 was $6 million of curtailment gain related to U.S. postretirement life insurance. If the impact of pension and the curtailment gain were excluded from quarterly amounts, gross margin would have shown an increase, primarily as a result of higher volumes in Retail Store Automation, improvements in Financial Self Service, and a positive impact from foreign currency fluctuations. These improvements included focus on pricing discipline on transactions completed in the third quarter, and success in lowering both supply chain costs and controllable expenses.

Total selling, general and administrative (SG&A) and research and development (R&D) expenses in the third quarter of 2003 were $341 million compared to $343 million for the third quarter of 2002. Total expenses included $14 million of pension expense compared to $4 million of pension income for the three month period ended September 30, 2003 and 2002, respectively. Also affecting total expenses in the third quarter of 2003 was $6 million of curtailment gain related to U.S. postretirement life insurance and foreign currency fluctuations, which increased total expenses. The decrease in expenses versus the third quarter of 2002 is the result of our continued efforts to improve our expense infrastructure and curtail our discretionary spending. We are committed to the research and development of new products and will continue focusing on gaining efficiencies to achieve the maximum yield for our R&D efforts and resources.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income/loss, consistent with the manner by which we manage each segment and report our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” The operating segment results discussed below exclude the impact of $31 million of pension expense in the third quarter of 2003 and $19 million of pension income in the third quarter of 2002. NCR excludes the effect of pension expense/income when evaluating the performance of and making decisions regarding its operating segments. As a result, the effects of pension expense and income, as described in Note 11 of Notes to Condensed Consolidated Financial Statements, have been excluded from the operating income/loss for each reporting segment presented and discussed below. Our segment results are reconciled to total company generally accepted accounting principles (GAAP) results in Note 11 of Notes to Condensed Consolidated Financial Statements.

We have disclosed the impact of foreign currency as it relates to our segment revenues due to its significance during the quarter. The currency effects were mainly caused by fluctuations in the Euro in our Europe/Middle East/Africa (EMEA) region.

Data Warehousing experienced a revenue decline of 4% as revenues were $274 million and $286 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in revenue for Data Warehousing was primarily attributed to lower product volume, which was partially offset by an increase in support services revenue. While our Data Warehousing product value proposition remains strong, capital expenditure constrictions across our potential and current customer base is limiting our revenue performance. Foreign currency fluctuations provided a benefit of 3 percentage points in the third quarter of 2003 as compared to the same period of 2002. Operating income for the three months ended September 30, 2003 and 2002 was $21 million and $27 million, respectively. The decrease in operating income was mainly caused by lower revenues for the quarter.

Financial Self Service third quarter 2003 revenues declined 6% to $271 million from $289 million in the third quarter of 2002. The decline was primarily due to a lower than expected pace of installations and timing of orders in the Asia-Pacific region. The impact of foreign currency fluctuations provided a benefit of 4 percentage points to Financial Self Service revenue for the third quarter of 2003 as compared to the same quarter of 2002. Operating income increased $13 million from $34 million in the third quarter of 2002 to $47 million in the third quarter of 2003. Operating income improvements were driven by our efforts to improve operational efficiency by reducing our supply chain costs and controllable expenses along with a positive impact from foreign currency fluctuations. These improvements were offset somewhat by expected price erosion due to competitive pressures.

Retail Store Automation third quarter 2003 revenues rose 16% to $210 million from $181 million in the third quarter of 2002. This segment’s revenue growth was primarily driven by increased volume relating to the installation of NCR’s FastLane self-checkout systems and point of sale (POS) products and an increase in professional services included in this segment. The revenue growth this quarter was not from one large transaction, but rather multiple deals as retailers begin to replace point-of-sale systems and expand the use of self-checkout units. Retail Store Automation revenues experienced a benefit of 4 percentage points from foreign currency fluctuations as compared to the same quarter of 2002. Retail Store Automation operating income for the third quarter of 2003 was $9 million, which was a significant improvement from a $13 million loss in the third quarter of 2002. This improvement was mainly due to the revenue growth and leverage on fixed costs, a strong mix of services supporting our product installations, cost and expense reduction activities, and a positive impact from foreign currency fluctuations. We continue to reduce our infrastructure and supply chain cost structure, and optimize product development.

Systemedia revenues declined 6% to $119 million during the third quarter of 2003 as compared to $126 million for the same period for 2002. Foreign currency fluctuations provided a benefit of 3 percentage points for the third quarter of 2003 as compared to revenue for the same quarter of 2002. The revenue decline is attributable to lower volumes from current customers and customers lost in late 2002 and early 2003. Operating income was $5 million in the third quarter of 2003 compared to breakeven performance for the third quarter of 2002. The operating income improvement is related to year-long cost reduction initiatives, which included headcount reductions and consolidating production facilities.

Payment and Imaging revenues decreased slightly to $34 million from $35 million for the three months ended September 30, 2003 and 2002, respectively. This decrease included a 1 percentage point benefit from foreign currency. The decline in revenues was primarily the result of weakening demand in Japan and timing of a major installation in Asia-Pacific offset with solid growth in EMEA. The revenue mix continues to change as financial institutions are shifting from traditional item-processing to digital imaging solutions for increased efficiency and in light of the Check Clearing for the 21st Century Act, or “Check 21,” which was signed into law in October 2003. Despite the revenue shortfall, operating income remained constant at $4 million for both periods due to continued focus on expense control.

Customer Services revenues increased 2% to $456 million during the third quarter of 2003 compared to the same period for 2002. The revenue growth in this segment was primarily due to foreign currency fluctuations and maintenance revenue growth for Financial Self Service solutions. This growth was offset somewhat by declines in our Retail Store Automation and Other maintenance revenues, which may continue in the short term. Changes in foreign currency exchange rates provided a 4 percentage point benefit to revenue in the third quarter of 2003 as compared to the same period of 2002. Operating income increased from $7 million in the third quarter of 2002 to $11 million in the third quarter of 2003. Revenue growth and improvements in the operational efficiency of this business provided a modest improvement to operating income despite competitive pricing pressures and revenue declines from businesses we exited in the late 1990’s. Our revenue per service call has declined at a faster rate than we have been able to reduce our cost per call, which has limited operating income improvement in this business.

Other segment (see Note 11 of Notes to Condensed Consolidated Financial Statements for a description of the Other segment) revenues increased 6% to $67 million in the third quarter of 2003 from $63 million during the same period for 2002. Operating loss decreased to $11 million in the third quarter of 2003 from $13 million in the third quarter of 2002. The increase in revenue and decline in quarterly operating loss was driven by a large, single transaction in the third quarter of 2003. We expect the long term trend for revenue in this segment to decline as we continue to de-emphasize re-selling third party products.

Revenue by Region

Revenue in the third quarter of 2003 compared with the third quarter of 2002 increased 5% in EMEA, increased 3% in Japan, decreased 23% in the Asia-Pacific (excluding Japan) region and remained relatively flat in the Americas. In the EMEA region, revenue growth was driven primarily by favorable foreign currency fluctuations in relation to the Euro. In Japan, the revenue increase was primarily due to higher volumes in our Retail Store Automation segment. In Asia-Pacific, the decline was primarily attributable to the timing of orders due to deferrals in customer spending decisions. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased in Asia-Pacific and EMEA by 27% and 3%, respectively, and increased 1% in Japan.

The Americas region comprised 49% of our total revenue in the third quarter of 2003, the EMEA region comprised 31%, the Asia-Pacific region comprised 11%, and Japan comprised 9%.

Income Before Income Taxes

Our other expenses (interest and other expenses, net) decreased $7 million from $15 million in the third quarter of 2002 to $8 million in the third quarter of 2003. This decrease was mainly due to third quarter 2002 expenses for exit costs related to the disposition of a non-strategic business and a higher expense impact in the third quarter of 2002 of balance sheet translations in certain Latin American countries.

Income before income taxes was $25 million in the third quarter of 2003 and $38 million in the third quarter of 2002. Cost reduction efforts in the third quarter of 2003 were offset by the negative impact of pension expense compared to pension income in the third quarter of 2002. The year-over-year difference in pension expense/income in the third quarter was an unfavorable $50 million.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effect of significant unusual items. At an estimated effective tax rate of 28% for 2003 and 30% for 2002, the third quarter income tax expense was $7 million in 2003 compared to $12 million of income tax expense in the third quarter of 2002. The estimated effective tax rate for the third quarter 2002 excludes the effects of the resolution of outstanding issues on tax refund claims from the U.S. and French governments, which totaled $15 million. The total income tax benefit for the third quarter of 2002 including the tax refund claims was $3 million.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

In millions	2003	2002
Consolidated revenue	$3,955	$4,004

Consolidated gross margin	$1,040	$1,147
Consolidated operating expenses:
Selling, general and administrative expenses	852	861
Research and development expenses	171	173

Consolidated income from operations	$17	$113

Revenue for the nine months ended September 30, 2003 was $3,955 million, a decrease of 1% from the first nine months of 2002. The current period revenue decline includes a 5-point favorable impact from foreign currency fluctuations. We had strong revenue growth in our Retail Store Automation segment and slight growth in Financial Self Service, but this was offset by declines in the Data Warehousing segment due to the current capital spending environment, market softness for Systemedia from both a volume and pricing perspective, and declines in the Other segment due to a reduction in third party products sales.

Our income from operations for the nine months ended September 30, 2003 was $17 million compared to $113 million of operating income for the same period of 2002. Operating income was impacted by $79 million of pension expense during the nine month period for 2003 compared to $58 million of pension income during the same period for 2002. The $79 million of pension expense for the nine months ended September 30, 2003 includes a $9 million incremental settlement charge for departures of employees in certain non-U.S. locations. Also, we eliminated our U.S. postretirement life insurance benefit in the third quarter of 2003, which resulted in a $12 million benefit. Excluding the impact of pension and the curtailment gain from the elimination of the U.S. postretirement life insurance benefit, operating results would have shown a substantial improvement. Operating income for the nine months of 2003 was positively impacted by our cost and expense reduction initiatives, higher volumes in Retail Store Automation, and positive foreign currency impact.

Gross margin and operating expenses for the nine months ended September 30, 2003 and 2002, were impacted by certain employee benefit plans as follows:

In millions	Nine Months Ended September 30,
	2003	2002
Pension expense (income)	$79	$(58)
Postemployment expense	64	58
Postretirement expense	7	12

Net expense	$150	$12

During the nine month period ended September 30, 2003, we incurred $79 million of pension expense versus a $58 million benefit in the nine months ended September 30, 2002. The $137 million change was primarily due to three factors: the impact of the investment performance of our pension fund portfolio in the difficult market environments during the past three years, reductions in our expected return on plan asset assumptions and reductions in our discount rate assumptions. It also includes a $9 million settlement charge relating to employee departures in certain non-U.S. locations. We expect to recognize approximately $104 million of pension expense during 2003 as compared to $74 million of pension income during 2002.

Postemployment expense (severance, disability medical) increased to $64 million for the nine months ended September 30, 2003, versus $58 million in the first three quarters of 2002. The increase in expense was primarily attributable to lower discount rates in many countries and an increase in the amortization of actuarial losses.

Postretirement plan expense (medical, life insurance) for the nine months ended September 30, 2003 was $7 million versus $12 million in the first three quarters of 2002. The decrease was primarily due to a $12 million curtailment gain in the third quarter of 2003 relating to the elimination of U.S. postretirement life insurance benefits. Excluding this gain, expense increased by $7 million primarily due to changes in our medical trend assumptions to reflect higher expected healthcare inflation. Due to the changes in life insurance benefits mentioned above and announced increases in retiree medical cost sharing, we expect postretirement plan expense to be lower in future periods.

Also impacting gross margin and operating expenses during the nine months ended September 30, 2003 was $13 million of costs related to our re-engineering efforts. See our specific discussion on these efforts in a separate section entitled “Restructuring and Re-engineering” below.

Gross margin as a percentage of revenue decreased 2.3 percentage points to 26.3% in the first nine months of 2003 from 28.6% in the first nine months of 2002. Gross margin was impacted by $43 million of pension expense in the first nine months of 2003 compared to $46 million of pension income in the same period of 2002. Lower Data Warehousing revenues also impacted gross margin as customers delay large capital expenditures for data warehouses. In addition, declining margins in our Other segment from lower third party product sales and continued price erosion in our Customer Services segment were offset somewhat by cost reductions and a positive impact from foreign currency fluctuations.

Total selling, general and administrative (SG&A) and research and development (R&D) expenses in the first nine months of 2003 were $1,023 million compared to $1,034 million for the first nine months of 2002. Total expenses included $36 million of pension expense compared to $12 million of pension income for the nine months ended September 30, 2003 and 2002, respectively. Foreign currency fluctuations had a negative impact on total expenses when comparing the first nine months of 2003 versus the first nine months of 2002. SG&A expenses decreased $9 million to $852 million in the first nine months of 2003 from $861 million in the first nine months of 2002. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending. R&D expenses decreased $2 million to $171 million in the first nine months of 2003. As a percentage of revenue, R&D expenses remained consistent at 4.3% for both periods. We are committed to new product development and will focus on gaining efficiencies to achieve the maximum yield for our R&D efforts and resources.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income/loss of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is incorporated by reference and made part hereof.

We have disclosed the impact of foreign currency as it relates to our segment revenues due to its significance during the nine months ended September 30, 2003. The currency effects were mainly caused by fluctuations in the Euro in our EMEA region.

Data Warehousing experienced a revenue decline of 4% as revenues were $852 million and $885 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenue for Data Warehousing was primarily attributed to lower product volume partially offset by an increase in support services revenue. We continue to see purchasing deferrals by customers because of limited budgets for technology expenditures. Foreign currency fluctuations provided a benefit of 4 percentage points to revenues during the first nine months of 2003. Operating income for the nine months ended September 30, 2003 and 2002, was $84 million and $78 million, respectively. Despite the revenue decline, the increase in operating income reflects a favorable mix of revenues from software and support services along with cost reduction efforts.

Financial Self Service revenues grew 1% to $757 million in the first nine months of 2003 from $749 million in the first nine months of 2002. The increase in revenue was due to strong volumes in the Americas, as we continue to see financial institutions increase spending on our advance function ATM solutions. Also contributing to the revenue growth was the installation of advanced function ATMs at 7-Eleven and foreign currency fluctuations in EMEA. The impact of foreign currency fluctuations provided a benefit of 7 percentage points to Financial Self Service revenue for the first nine months of 2003. Operating income has improved significantly from $59 million in the first nine months of 2002 to $88 million in the first nine months of 2003. Operating income improvements were driven primarily by cost reduction programs and positive foreign currency fluctuations. We have lowered our supply chain costs by decreasing the number of regional distribution centers we use to ship products and lowered our other controllable expenses.

Retail Store Automation revenues rose 17% to $563 million from $481 million in the first nine months of 2003 as compared to the same period for 2002, respectively. Revenue growth for Retail Store Automation has been driven by increased volume, especially in our Americas and EMEA regions, from the installation of NCR’s FastLane self-checkout systems and POS products along with increases in professional services included in this segment. Retail Store Automation revenues experienced a benefit of 5 percentage points from foreign currency fluctuations for the first nine months of 2003. The operating loss of $14 million in the first nine months of 2003 was a $42 million improvement from the first nine months of 2002. The increased mix of FastLane system revenue along with lowering our infrastructure costs and a positive impact from foreign currency fluctuations has caused the decrease in operating loss. We will continue to focus on growing our revenue base thereby leveraging our fixed cost structure, and further streamlining supply chain, infrastructure processes and cost.

Systemedia revenues declined 6% to $353 million during the first nine months of 2003 as compared to the same period for 2002. Foreign currency fluctuations provided a benefit of 4 percentage points in revenues during the first nine months of 2003. The decline in revenues for this segment was caused by softness in the market from a volume perspective as our customers tighten their expense budgets. Also, we have had lower volumes throughout 2003 due to lost customers in late 2002 and early 2003. Operating income was $7 million during the first nine months of 2003, which was a $4 million improvement from the same period for 2002. We have been able to increase operating income on reduced revenue in the nine months ended September 30, 2003 due to business process improvements and cost reduction initiatives.

Payment and Imaging revenues declined to $101 million from $111 million, or 9%, for the nine months ended September 30, 2003 and 2002, respectively. The decline in revenues was primarily attributable to weakening demand in the Japan market and in traditional payment offerings worldwide. These declines were partially offset by growth in image-based offerings. A benefit of 2 percentage points from foreign currency changes is included in the revenue results for the first nine months of 2003. Operating income remained constant at $14 million for both periods.

Customer Services revenues increased 3% to $1,367 million during the first nine months of 2003 compared to the same period for 2002. The revenue growth in this segment was primarily due to the positive impact of foreign currency fluctuations and maintenance revenue growth in our Financial Self Service business. Foreign currency fluctuations provided a 5 percentage point benefit associated with revenues for the period. While we had growth in Financial Self Service maintenance revenues, it was offset by a decline in maintenance revenues from businesses we exited in the late 1990’s. Operating income for the nine months ended September 30, 2003 was $21 million compared to $24 million for the same period of 2002. The operating income decline was caused by continued price erosion due to competition and the revenue declines from exited business discussed above. Our revenue per service call has declined at a faster rate than we have been able to reduce our cost per call. We have been successful offsetting some of these declines with cost reductions from ongoing process improvements as we globalize our service business model and manage our controllable costs.

Other segment revenues decreased 20% to $171 million in the first nine months of 2003 compared to $213 million during the same period for 2002. Operating loss was $40 million in the first nine months of 2003 compared to $35 million in the first nine months of 2002. The decline in revenues and increased operating loss was due to a reduction in third party product sales and competitive pricing pressures as we are concentrating on changing our mix of revenue to higher margin managed services offerings included in this segment.

Revenue by Region

Revenue in the first nine months of 2003 compared to the first nine months of 2002 increased 5% in EMEA, decreased 12% in Japan, decreased 12% in Asia-Pacific (excluding Japan), and remained relatively flat in the Americas region. In the EMEA region, revenue growth of 5% was driven primarily by favorable foreign currency fluctuations in relation to the Euro. In Japan, the revenue decline was primarily due to less volume in our Data Warehousing and Other segment. In Asia-Pacific, declines in our Financial Self Service business were partially offset by revenue growth associated with Customer Services. When adjusted for the impact of changes in foreign currency exchange rates, revenue decreased in Japan, Asia-Pacific, and EMEA by 17%, 17%, and 7%, respectively.

The Americas region comprised 50% of our total revenue in the first nine months of 2003, the EMEA region comprised 32%, the Asia Pacific region comprised 10%, and Japan comprised 8%.

Loss/Income Before Income Taxes

Our other expenses (interest and other expenses, net) have increased to $52 million for the nine months ended September 30, 2003 compared to $33 million for the nine months ended September 30, 2002. This was mainly due to accruals for the Fox River environmental matter. See Note 9 of Notes to Condensed Consolidated Financial Statements for details on this matter.

Loss before income taxes was $35 million for the nine months ended September 30, 2003 and income before income taxes and cumulative effect of accounting change was $80 million for the nine months ended September 30, 2002. Our cost reduction efforts were offset by expense for the Fox River environmental matter and the effect of pension expense in 2003 compared to pension income in 2002. The year-over-year change in the pension expense/income for the nine month period was an unfavorable $137 million.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated without the effects of significant unusual items. At an estimated effective tax rate of 28% for 2003 and 30% for 2002, the income tax expense for the nine months ended September 30, 2003 and 2002, was zero and $24 million, respectively. The estimated effective tax rate for 2003 excludes the tax effect of the Fox River environmental matter, which was a benefit of $13 million for the nine months ended September 30, 2003. The total income tax benefit for the nine months ended September 30, 2003 including the tax effect of the Fox River environmental matter was $13 million. The estimated effective tax rate for 2002 excludes the effects of the resolution of outstanding issues on tax refund claims from the U.S. and French governments, which totaled $15 million. The total income tax expense for the nine months ended September 30, 2002 including the tax refund claims was $9 million.

Cumulative Effect of Accounting Change

Results from the nine months ended September 30, 2002 reflected the cumulative effect of accounting change of adopting Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangibles.” The impact, net of tax, of $348 million represents the write down of goodwill primarily in our Other segment.

Financial Condition, Liquidity, and Capital Resources

Our cash, cash equivalents, and short-term investments totaled $581 million at September 30, 2003, compared to $526 million at December 31, 2002. Net cash provided by operating activities increased $171 million and we reduced capital expenditures by $40 million for the nine months ended September 30, 2003 compared to the prior-year period. We will continue to maintain a sufficient level of liquidity to meet our operational needs.

Operating Activities: We generated cash flow from operations of $274 million in the first nine months of 2003 compared to $103 million generated in the first nine months of 2002. Reductions in receivables and improvements in our working capital primarily affected net cash provided by operations in the first nine months of 2003. The $171 million change from period to period was driven by similar factors. Receivable balances decreased $52 million in the first nine months of 2003 versus an $82 million increase in the same period in 2002. The reduction in 2003 receivables is primarily due to decreased revenues. The increase in receivables last year is due to terminating our factoring strategy for a portion of our receivables in early 2002, which led to increases in the receivable balances during the first nine months of 2002. From a liability standpoint, our pension accruals have increased as we recorded $79 million of pension expense in the first nine months of 2003 compared to $58 million of pension income for the same period of 2002. As part of other expenses, we recorded $36 million related to net accruals for the Fox River environmental matter in 2003. Offsetting these positive adjustments for net cash provided by operating activities was a negative $47 million period-over-period change in customer deposits and deferred revenue and increases in our inventory balances. The customer deposits and deferred revenue fluctuation is due to a reclassification entry between this account and other liabilities, decreases in our customer base and competitive pricing pressures. Inventory balances are usually at their highest point in the third quarter as we prepare for the fourth quarter, which is typically our highest sales quarter. Customer installation deferrals in the third quarter of 2003 led to the $25 million difference between third quarter periods.

Investing Activities: Net cash flows used in investing activities was $157 million in the first nine months of 2003 and $169 million in the same period of 2002. The net cash used in investing activities in the first nine months of 2003 and 2002 primarily represented net capital expenditures for property plant and equipment, reworkable service parts and additions to capitalized software. Capital expenditures were $159 million in the first nine months of 2003 compared to $199 million in the first nine months of 2002. The reduction in capital expenditures is primarily due to our continuing commitment to limit discretionary capital spending. Offsetting these reductions was an unfavorable $21 million fluctuation in other investing activities, net. This was primarily caused by $17 million of proceeds received in 2002 through the sale of Anthem, Inc. stock related to its demutualization.

Financing Activities: Net cash used by financing activities was $73 million during the first nine months of 2003 compared to $181 million of cash provided by financing activities during the first nine months of 2002. Cash was used in the first nine months of 2003 as we spent $74 million on NCR stock purchases, primarily to offset the dilutive effects of our employee stock plans. NCR expects to continue repurchasing shares, but our level of repurchase activity may not be the same as past periods. The $181 million of net cash provided during the first nine months of 2002 was primarily due to the issuance of our $300 million senior unsecured notes due in 2009, which was partially used to repay short-term debt obligations.

Restructuring and Re-Engineering: In the third quarter of 2002, we disclosed re-engineering plans to drive operational efficiency throughout our Company. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to improve the efficiency and effectiveness of operations. To support our growth initiatives, we are focusing on our sales process and sales management. Initiatives in this area include capitalizing on our value propositions, improving sales training, territory management and sales metrics and simplifying the sales process. To reduce our cost of delivering products and services, we are focusing on improvements to our supply chain that will yield lower inventory levels as well as optimizing inventory handling, freight and warehousing costs. In addition, we are focusing on reducing product costs through design and procurement initiatives. In the services area, we are focusing on the completion of a global model for service delivery. To reduce our expense structure, we are standardizing our global IT applications, continuing to reduce our real estate costs and implementing new streamlined global processes within the finance and administration areas. Our goal is to lower annualized costs and expenses by $250 million by the end of 2005.

Our plans have progressed as scheduled during the first nine months of 2003. With the implementation of the Configure-To-Order (CTO) initiative within the Retail Store Automation segment, we are beginning to see improvement in inventory management processes and initial reductions in customer order lead-times. Also, we are moving a portion of our Retail Store Automation product development activities to lower-cost locations outside of the United States. Within Financial Self Service, we continue to shift manufacturing volumes to our in-region facilities in order to match production with local and regional market place demand. This has enabled us to reduce costs while improving lead times. Moreover, our one-step fulfillment plan is progressing ahead of schedule, which is contributing to improved inventory levels and related cost. Our Customer Services segment is improving productivity; both in the number of closed customer incidents per field engineer as well as the number of incidents managed by our call center agents, and improving customer service level agreement performance. Continuing our real estate consolidation initiatives, our under-utilized facilities are being consolidated with other facilities or being marketed for sale. For the nine months ended September 30, 2003, we reduced our number of properties by 65, resulting in a decrease of total square footage of 1.5 million square feet. Regarding internal information technology (IT), we are continuing to replace all major company applications, migrating from country-centric applications to enterprise applications such as PeopleSoft®, enterprise resource planning system (ERP) and our Teradata Enterprise Data Warehouse. Our ERP implementation is on schedule as we went live in our United States locations in the third quarter of 2003. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses. In our finance and administration area, we are reorganizing and reducing our workforce to bring our costs in-line with industry benchmarks. Also, NCR has entered into a service agreement with Accenture LLP (Accenture), a global outsourcing services provider, under which many of NCR’s key transaction processing activities, including overall processes and day-to-day responsibility for order and revenue processing, accounts receivable, accounts payable, and the Company’s general ledger function, will be performed by Accenture. The transition of responsibility for these activities will take place beginning in the fourth quarter of 2003 and continue throughout 2004 and into 2005. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. As a result, we expect to reduce significantly our overall finance and administration costs and optimize the use of global centers for transaction processing.

In the first nine months of 2003, we incurred $13 million of re-engineering costs, which affected our gross margin and operating expense amounts. These costs included real estate consolidation and the related accelerated depreciation, costs associated with re-engineering our finance and administration processes, and costs incurred as we prepare to further implement ERP in stages across the Company. As such, we continue to make process improvements and analyze our cost structure for savings opportunities in line with our strategy to maximize operational efficiencies and drive cost reductions throughout the organization.

Also in connection with these efforts, a real-estate consolidation and restructuring plan was designed during the fourth quarter of 2002 to accelerate our re-engineering and consolidation strategies. Since 1997, we have reduced the number of facilities utilized by NCR and have reduced the total space used by more than 6 million square feet. We will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of under-utilized facilities.

We utilized $1 million of our $8 million restructuring reserve during the nine months ended September 30, 2003. We expect to complete our real estate consolidation and restructuring plans by the end of 2003, except for the payment of certain lease obligations, which are expected to continue through December 2004.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments, except as described above in relation to a service agreement with Accenture, as described in our 2002 Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002. Our long term debt is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Also, our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry such as: International Business Machines Corporation (IBM), Oracle Corporation, Diebold, Inc., Dell Computer Corporation (Dell), Wincor Nixdorf GmbH & Co., Getronics NV, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-checkout, entry-level ATMs, payment and imaging, and business consumables and media products.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of competitors, such as Dell, to the retail point of sale market. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically. This is in response to the Check Clearing for the 21st Century Act (commonly referred to as “Check 21”), which was enacted in October 2003.

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

Acquisitions and Divestitures As part of our solutions strategy, we intend to continue to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestures take place and we begin to include, or exclude as the case may be, the financial results related to these investments could cause our operating results to fluctuate.

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

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate.

Real Estate Our strategy over the past five years with respect to real estate has been to reduce our holdings of excess real estate and to improve liquidity. In line with this strategy, we anticipate the sale of facilities, which may impact net income. We will intensify our actions to reduce the size of our real estate portfolio during 2003. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

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

Lack of information technology infrastructure, shortages in business capitalization, manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

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

There has been a recent increase in the issuance of software and business method patents and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims such as those made by LG Electronics (LGE) as described in Note 9 of Notes to Condensed Consolidated Financial Statements. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring and Re-engineering As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; transitioning our transaction support functions to Accenture; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. The number of initiatives we currently have underway are many. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. We continue to implement the corporate governance, internal control and accounting rules being issued in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies are being closely monitored by management as we implement the procedures necessary under Section 404 of the Sarbanes-Oxley Act of 2002, implement a worldwide ERP system, and transition our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 9 of Notes to Condensed Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q report, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter, as well as other matters, which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2002 Annual Report to Stockholders on Form 10-K and our Form 10-Q report for the quarter ended June 30, 2003. We have updated our critical accounting policies for revenue recognition, due to the required adoption of EITF Issue No. 00-21, and for environmental and legal contingencies, due to events associated with the Fox River environmental matter. With respect to our other critical accounting policies, management has determined that no changes, additions, or deletions are needed to the policies as disclosed, and there were no significant changes in our estimates associated with those policies.

Revenue Recognition

We are a solutions company that provides our customers with computer hardware, software, professional consulting services and customer support services. Consistent with other companies that provide similar solution offerings, revenue recognition is often complex and subject to multiple accounting pronouncements including Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition,” and related interpretations.

In general, we consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. This policy is consistently applied to all of our operating segments.

Hardware and software revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Generally, we do not sell our software products without the related hardware as our software products are embedded in the hardware we sell. Our typical solution requires no significant modification or customization of the software or hardware after it is shipped. Revenue for services is typically recognized when the services are complete or ratably over the period benefited.

Our sales arrangements often include support services in addition to hardware and software. These services could include installation, hardware and software maintenance, customer support and professional consulting services. For sales arrangements that include multiple deliverables, we follow the guidance in Issue 00-21 on multiple element arrangements to determine if separate units of accounting exist and how the contract consideration should be allocated to the individual elements. The allocation of the arrangement fee to the various deliverables is based upon the relative fair value of each of the deliverables.

Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, credit-worthiness of customers, international laws and other factors. For complex arrangements that do not meet the separate unit of accounting criteria of Issue 00-21, the amounts allocable to the delivered items and applicable to undelivered items are combined and revenue is recognized as a single unit of accounting. Revenue recognition determinations about these factors could impact the timing and amount of revenue recognized between periods.

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

The most significant legal contingency impacting our company relates to the Fox River matter, which is further described in detail in Note 9 of Notes to Consolidated Financial Statements. This matter impacts our company overall and does not affect the financial results of any one of its segments. As described in Note 9, NCR was identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin, because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to the present owner, API, which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, and U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corp.

Our reserve for the Fox River matter is approximately $81 million (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The reserve has changed $1 million from the amount disclosed in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2003 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against the reserve) and adjustments to the receivable for the indemnity. We regularly re-evaluate the assumptions we use in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, make appropriate adjustments.

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

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portion of the Fox River, the Governments will initiate the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portion will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least 10 years.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the design work for OUs 2-5. The Governments requested that good faith offers to perform the design work be submitted by October 30, 2003. In the event no good faith offers are received from any PRPs, the Governments indicated that they are prepared to proceed with design work on their own. NCR has entered into discussions with the Governments and others regarding the design work for OUs 2-5.

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

Notwithstanding the issuance of the RODs, the extent of our potential liability is subject to many uncertainties at this time. Our eventual liability - which we expect will be paid out over a period of at least 10 years, and likely as long as 20-40 or more years - will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) our transaction costs to defend our company in this matter. In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low-end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, we have determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, we use the low-end of that range, which is $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs — $400 million — and increasing it by 20% to reflect our analysis that indicates the Governments’ own cost estimates are understated. For example, our initial review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, we have determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, we used the low-end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount is $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, we have examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, we have determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, we use the low-end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for our share of the joint NCR/API payments, we estimate we would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between API, and us the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for our transaction costs to defend this matter, we have estimated the costs we are likely to incur over the next ten years, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of our costs since this matter first arose in 1995 and estimates of what our defense and transaction costs will be in the future. We expect that the bulk of these transactions costs will be incurred over the next four to five years, the time period when the remedy will be designed and the initial dredging will begin. Once dredging is underway, we believe that our transactions costs may decrease significantly on an annual basis.

AT&T Corp. (AT&T) and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above. The amount of the receivable has increased by $2 million since last quarter because of updated cost figures and other adjustments in determining when the threshold will be reached.

While it remains difficult to predict, we do not expect there to be any significant near-term changes to any of the above-described assumptions that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. We believe there is such uncertainty surrounding these estimates that we cannot quantify the high-end of the range of such estimates. In any event, assuming, for example, that the above described assumptions are each doubled (except where that would be inconsistent with an existing agreement), and taking into account our payments under the interim settlement with the Governments (discussed below) our payments for the potential liabilities for the Fox River matter would be approximately $320 million (to be paid out over at least the next 10 years, and likely as long as the next 20-40 or more years). AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our company over a certain threshold, and the $320 million estimate assumes they will make such payments. This estimate has increased slightly since the last quarter because of certain adjustments we have made in calculating the receivable for the AT&T and Lucent indemnity as discussed above. If we were in fact required to pay an amount such as $320 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount was required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

We have discussed above our overall, long-term exposure to the Fox River liability. However, as described in Note 8 of Notes to Consolidated Financial Statements, our short-term liability for this matter is limited. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against API or us during the term of the settlement. These payments are being shared by us and API under the terms of the confidential settlement agreement discussed above and will be credited against our long-term exposure for this matter. Our share of these payments was taken into account in determining our reserve.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the third quarter of 2003.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 4 percent weaker in the third quarter of 2003 compared to the third quarter of 2002 based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 18 months. In this way, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income as stated in the functional currency) is mitigated in the near term. We may hedge up to 80% of our transactional exposure. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer-term (longer than the hedging period of up to 18 months) the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2003 and 2002, a 10% appreciation in the value of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $17 million increase or a $25 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. dollar against foreign currencies from the prevailing market rates would result in a $17 million decrease or a $25 million decrease in the fair value of the hedge portfolio as of September 30, 2003 and 2002, respectively.

The interest rate risk associated with our borrowing and investing activities at September 30, 2003 was not material in relation to our consolidated financial position, results of operations or cash flows. Historically, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments, but could do so in the future.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At September 30, 2003 and 2002, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the third quarter, which was conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In addition, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 9 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 22, 2003 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 NCR Annual Report”)).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Letter agreement dated March 13, 2003.

31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2003.

31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2003.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K

NCR filed a Current Report on Form 8-K, dated July 9, 2003, which reported under Item 12 of such form the issuance of the Press Release announcing its expected second-quarter 2003 net income per share and revenue amounts.

NCR filed a Current Report on Form 8-K, dated July 15, 2003, which reported under Item 5 of such form the issuance of the Press Release announcing the appointment of Eric A. Berg as Chief Administrative Officer effective July 23, 2003.

NCR filed a Current Report on Form 8-K, dated July 24, 2003, which reported under Item 12 of such form the issuance of the Press Release announcing second-quarter 2003 revenues, operating income, and earnings per share amounts.

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

NCR CORPORATION

Date: November 7, 2003	By:	/s/ Earl Shanks

Earl Shanks, Senior Vice President and Chief Financial Officer