Form 10-K
period 2003-12-31
NCR CORP
filed 2004-03-15
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $2.4 billion. At January 30, 2004, there were approximately 95.0 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Proxy Statement, dated March 15, 2004, issued in connection with the 2004 annual meeting of stockholders.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1.	BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company also referred to as “we”, “us” or “our”) provide technology and services that help businesses interact, connect and relate with their customers.

Businesses

Data Warehousing solutions transform information into knowledge, permitting businesses to respond with programs designed to improve customer acquisition, retention and profitability. Through the Company’s presence at customer interaction points, such as automated-teller machines (ATMs), retail point-of-sale (POS) workstations, and self-checkout systems, Financial Self Service and Retail Store Automation solutions enable companies to capture and process transaction-based information. Services are an essential component of each of NCR’s complete offerings, and the Customer Services division provides support services primarily to NCR solution customers.

Industries Served

NCR provides specific solutions for the retail and financial industries, and through the Data Warehousing and Customer Services businesses, the Company provides solutions for additional industries such as telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Company History

NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. Effective December 31, 1996, AT&T distributed to its stockholders all of its interest in NCR (the Distribution) on the basis of one share of NCR common stock for each 16 shares of AT&T common stock. The Distribution resulted in approximately 101.4 million shares of NCR common stock outstanding as of December 31, 1996. NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR”.

Operating Segments

NCR operates in the information technology industry and categorizes its operations into seven reportable segments: Data Warehousing solutions, Financial Self Service solutions, Retail Store Automation solutions, Customer Services, Systemedia, Payment and Imaging solutions, and Other, each of which is described below. Each solution generally combines hardware, software, and professional and installation-related services.

Revenue by similar classes of products and services is reported by segment in Item 8 of Part II of this Form 10-K report as part of Note 12 of Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Geographic information is reported in Item 8 of Part II of this Form 10-K report as part of Note 12 of Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Data Warehousing Segment

Products and Services

NCR provides data warehousing solutions, combining the Teradata brand name hardware, software (i.e., Teradata database, data mining, and application software), professional consulting services, and customer support services. Our data warehousing solutions also include third-party products and services from leading technology and service partners.

NCR’s Teradata Data Warehousing solutions provide our customers with a single, accurate view of their business to drive, better faster decisions. A single analytical view of the business helps companies gain competitive advantage and grow, by enabling faster, deeper analysis of detailed data from across the organization – customer, financial and operational data – and the delivery of more accurate, insightful and timely information to decision-makers when and where they need it.

Teradata products and services are focused on providing customers with optimum price/performance at minimum total cost of ownership. Our centralized approach to analytics ensures customers get greater insight with less duplication of infrastructure. Our data warehousing technologies provide a high level of scalability, availability and manageability for both repetitive and ad hoc queries in a decision support environment. Our professional service consultants combine a proven methodology with years of hands-on experience to ensure successful delivery of customers’ data warehousing environments. Our customer services organization provides best-in-class maintenance and support offers, to make sure customers achieve and sustain the availability levels they require.

Target Markets and Distribution Channels

NCR’s Data Warehousing solutions are focused around many major industries, including retail, financial, telecommunications, travel, transportation, insurance, and manufacturing, as well as government entities.

Teradata Data Warehousing solutions are delivered through a combination of direct and indirect channels. In recent years, over 90% of NCR’s revenue from the Data Warehousing segment has been generated by the Company’s direct sales force. The remaining revenues have been generated from the indirect channel and through alliances with value-added resellers, distributors and original equipment manufacturers.

Competition

NCR faces competition in the industries served by Data Warehousing in all geographic areas where it operates. NCR believes that key factors used to evaluate competitors in these markets are: vendor data warehousing experience and customer references; product quality; performance and scalability; support and professional service capabilities; industry knowledge; and total cost of ownership. NCR offers unique advantages in each of these categories.

In the markets in which NCR’s Teradata Data Warehousing competes, customers require complete solutions including applications, database software, system software, hardware, professional services, systems integration skills and ongoing solution support. Many competitors offer one or two of these components, but NCR believes it is one of few companies that can provide complete, integrated, and optimized data warehousing solutions that address all of these customer requirements. NCR’s primary competitors include companies such as International Business Machines (IBM) and Oracle Corporation.

Financial Self Service Segment

Products and Services

Financial Self Service provides self service devices, which include ATMs, cash dispensers, and services and software solutions, including the APTRA™ application suite, to financial institutions and retailers. Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions and incorporate advanced features such as web enablement, automated check cashing/deposit, automated cash deposit, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams, as well as enhance customer loyalty.

Target Markets and Distribution Channels

NCR’s Financial Self Service solutions primarily serve the financial services industry with particular focus on retail banking which includes traditional providers of consumer banking and financial services. Financial Self Service solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Financial Self Service solutions’ customers are located throughout the world in both established and emerging markets.

NCR has historically distributed most of its Financial Self Service products and services through NCR’s direct sales channel, although certain revenues are derived through sales by distributors. Approximately 75% of the traditional Financial Self Service product and service sales were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

Financial Self Service faces competition in the financial services industry in all geographic areas where it operates. The primary factors of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. NCR’s primary competitors are Diebold, Inc. and Wincor Nixdorf Gmbh & Co. (Wincor Nixdorf), but other competitors exist and vary by product and service offering, as well as geographic area.

Retail Store Automation Segment

Products and Services

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners, and software, as well as innovative products such as our self-checkout systems, to retailers worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing customer satisfaction for retail customers.

Target Markets and Distribution Channels

Primarily serving the retail industry, NCR delivers Retail Store Automation solutions for the general merchandise, food and drug, and hospitality segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes fast food/quick service, other restaurants, and lodging.

NCR’s Retail Store Automation solutions are offered through a combination of direct and indirect channels. The majority (about 90% in recent years) of solutions are sold by NCR’s direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. NCR provides supporting services, including collateral sales materials, sales leads, porting facilities and marketing programs to the sales channel.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Dell Computer Corporation, Wincor Nixdorf, Fujitsu, and Optimal Robotics Corp., among others.

Customer Services

Services

Customer Services are an essential component of NCR’s complete solution offerings. NCR’s Customer Services division provides maintenance and support services for NCR’s solutions as well as several third party companies. The Customer Services segment provides other services including consulting, site design, staging and implementation, and complete systems management.

As a result of supporting NCR’s solutions around the world, Customer Services has established a competitive service delivery capability, and has leveraged this global presence and experience to develop and deliver a comprehensive portfolio of information technology (IT) infrastructure services to businesses in other industries. These high availability services focus on the vital systems, networks, software and security that comprise the IT infrastructure of today’s businesses, and include operations management, consulting, deployment and maintenance. Customer Services provides these services directly to global businesses as well as through partnerships with leading technology, network and systems suppliers including Cisco Systems, Dell Computer Corporation, Sun Microsystems and others.

Target Markets and Distribution Channels

Customer Services provides service on NCR solutions, as well as multi-vendor technologies used in these segments – for example, IBM retail technologies and Diebold self-service products. Customer Services also provides services for third-party technology manufacturers and large multi-national companies who value and leverage NCR’s global multi-vendor service capability.

The primary sales channel for Customer Services is NCR’s solution sales teams, which exist in all NCR divisions. Customer Services provides these services directly to end customers. NCR also provides networking services to a wide range of customers through partnerships with leading technology suppliers including Cisco Systems, Sun Microsystems, and others.

Competition

NCR faces competition for services from other technology providers, as well as from service-only firms, in all geographies where it operates. The primary competitive factors are the same that impact NCR’s other business segments. In addition, delays and declines in technology spending are causing intense competition for services and support contracts. Also, global technology providers are becoming more focused on services as a core business strategy. Risks include continued price erosion and service commoditization. To counter these issues, Customer Services is aggressively pursuing managed service relationships with its key customers. Longer term managed service arrangements serve to improve the efficiency and performance of the customer’s business, and increase the strategic and financial importance of its relationship with NCR.

The primary Customer Service competitors are the companies identified in NCR’s other solutions. Key competitors encountered across all NCR solutions include IBM and Electronic Data Systems (EDS). NCR also competes with a range of smaller regional and local service companies that differ by geography.

Systemedia

Products

Systemedia develops, produces and markets a complete line of printer consumables including paper rolls for ATMs and POS workstations, inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms and retail office products. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by Systemedia include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. Systemedia has a direct sales force in 26 countries focused on providing solutions to major accounts. In addition, Systemedia products are sold through office product resellers, value-added resellers, telemarketing and the Internet.

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

Payment and Imaging Segment

Products and Services

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Payment and Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

Target Markets and Distribution Channels

NCR’s Payment and Imaging solutions primarily serve the financial services industry worldwide with a major focus on banks. NCR has historically distributed most of its Payment and Imaging products and services through NCR’s direct sales channel, although certain revenues are derived through sales by value-added resellers, and distributors. Approximately two-thirds of the traditional Payment and Imaging product sales in recent years were sold by the direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. NCR’s competitors vary by product, service offering and geographic area, and include IBM and Unisys Corporation, among others.

Other

NCR’s Other business segment primarily relates to the resale of third-party computer hardware and related professional and installation services in our high-availability and networking services businesses and to a business in Japan that is not aligned with our other segments.

Research and Development

Information regarding research and development activities is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K report under the caption “Operating Expenses,” and is incorporated herein by reference.

Seasonality

Information regarding seasonality is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K report under the caption “Operating Result Fluctuations,” and is incorporated herein by reference.

Backlog

NCR believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer support services business, for which order information is not recorded.

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Patents and Trademarks

NCR owns approximately 1,500 patents in the United States and slightly more in foreign countries. The foreign patents are generally counterparts of NCR’s United States patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR’s portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR’s business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark “NCR” and many of its other trademarks and service marks to be valuable assets.

Employees

At January 30, 2004, NCR had approximately 29,000 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the 2004 Proxy Statement, portions of which are incorporated herein by reference. NCR will furnish any other exhibit at cost. Document requests are available by calling or writing to:

NCR - Investor Relations

1700 S. Patterson Boulevard

Dayton, OH 45479

Phone: 937-445-5905

E-Mail: investor.relations@ncr.com

Website: http://investor.ncr.com

Environmental Matters

Information regarding environmental matters is reported in Item 8 of Part II of this Form 10-K report as part of Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 2.	PROPERTIES

As of January 30, 2004, NCR operated approximately 430 facilities consisting of approximately 10.8 million square feet throughout the world. On a square footage basis, approximately 61% of these facilities are owned and 39% are leased. Within the total facility portfolio, NCR operates approximately 26 research and development and manufacturing facilities totaling approximately 3.2 million square feet, 83% of which is owned. The remaining 7.6 million square feet within the facility portfolio includes office, repair, warehouse, and other miscellaneous sites, and is 52% owned. NCR maintains facilities in 68 countries.

NCR and certain divisions (Financial Self Service, Payment and Imaging, Teradata Data Warehousing, Systemedia, and Customer Services) are headquartered in Dayton, Ohio. The Retail Store Automation division is headquartered in Atlanta, Georgia.

NCR believes its plants and facilities are suitable and adequate, and have sufficient productive capacity to meet its current needs.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Form 10-K report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4. (a)	EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of NCR (as of March 1, 2004) are as follows:

Name	Age	Position and Offices Held
Mark Hurd	47	President and Chief Executive Officer
Eric Berg	41	Senior Vice President and Chief Administrative Officer
Peter Bocian	49	Vice President, Finance and Interim Chief Financial Officer
Gerald Gagliardi	56	Senior Vice President, Worldwide Customer Services Division
Jonathan Hoak	54	Senior Vice President, General Counsel, and Secretary
Michael Koehler	51	Senior Vice President, Teradata Data Warehousing Division
Mark Quinlan	51	Vice President, Systemedia Division
Lee Schram	42	Senior Vice President, Retail Solutions Division
Keith Taylor	53	Senior Vice President, Financial Solutions Division
Christine Wallace	51	Senior Vice President, Human Resources

NCR’s Executive Officers

Mark V. Hurd was named Chief Executive Officer of NCR and elected to the Company’s Board of Directors in March 2003. He has served as NCR’s President since July 2001, and from September 2002 until March 2003, also served as NCR’s Chief Operating Officer. Mr. Hurd was chosen to run NCR’s Teradata Solutions Group in October 1998, and shortly thereafter, in July 2000, was promoted to Chief Operating Officer of that division. Mr. Hurd was also an Executive Vice President of NCR from July 2000 until July 2001. Since joining the Company in 1980, Mr. Hurd has had many marketing, professional services and sales management roles during his long NCR career.

Eric A. Berg is Senior Vice President and Chief Administrative Officer of NCR. Mr. Berg joined the Company in July 2003 from The Goodyear Tire & Rubber Company (“Goodyear”) where he had served as its Chief Information Officer since 2000. From 2001 to 2003, he also served as the Vice President e-Commerce at Goodyear. Prior to that, from 1996 to 1999, he was the Pacific Northwest Region Vice President for the Frito-Lay Division of Pepsico, Inc. Mr. Berg has also held a number of senior management positions with consulting firm McKinsey & Company.

Peter J. Bocian has served as NCR’s Vice President, Finance and Interim Chief Financial Officer since October 2003. From January 2002 until that time, he was Chief Financial Officer of the Company’s Retail and Financial Group and was responsible for the combined financial and administration functions for the four business units comprising that group. From 1999 to 2002, he was Chief Financial Officer and Vice President of the Retail Solutions Division. Mr. Bocian began his career at NCR in 1983 and has since held a number of positions of increasing responsibility in the areas of finance, general management and logistics.

Gerald A. Gagliardi is NCR’s Senior Vice President, Worldwide Customer Services Division. From June 2000 until January 2001 when he joined NCR, Mr. Gagliardi served as a consultant to E. M. Warburg Pincus & Company, LLC, where he was engaged in acquisitions in the services industry. From October 1999 to June 2000, he also served as President and Chief Executive Officer of Inacom Corp. In June 2000, Inacom Corp. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. He also spent 28 years at the Unisys Corporation where he held progressively senior management positions in the company’s services division, including Executive Vice President and President of Global Customer Services from 1995 to 1999.

Jonathan S. Hoak has served as Senior Vice President and General Counsel for NCR since 1993 and was appointed Corporate Secretary on February 10, 2004. Prior to joining the Company, he was general attorney for AT&T Corp.’s Federal Systems Division for three years and before that a partner at a prominent national law firm.

Michael Koehler has served as NCR’s Senior Vice President, Teradata Data Warehousing Division since March 2003. From September 2002 until that time, he was the Interim Teradata Division Leader, Teradata Data Warehousing Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Data Warehousing Division, and from June 1997 to October 1999, he was Vice President, Americas, Retail Solutions Group. Mr. Koehler began his career at NCR in 1975 and has since held a number of positions of increasing responsibility in the areas of marketing and sales management.

Mark Quinlan has served as Vice President and General Manager of NCR’s Systemedia Division since September 2001. He was also the Acting Vice President of the Systemedia Division from May 2001 until that time. Since joining NCR in 1984, Mr. Quinlan has held a number of positions of increasing responsibility, including Vice President, Americas Sales for the Systemedia Division from 1999 to 2001, and Vice President, Global Marketing, Systemedia Division from 1996 to 1999.

Lee Schram has served as NCR’s Senior Vice President, Retail Solutions Division since March 2003. From January 2002 to March 2003, he was Vice President and General Manager, Payment Solutions, Financial Solutions Division, and from September 2000 to January 2002, he was Chief Financial Officer, Retail and Financial Group. Since joining NCR in 1983, Mr. Schram has held a variety of positions of increasing responsibility in both domestic and international assignments, including Corporate Controller, Finance and Administration from 1999 to 2000.

Keith Taylor has served as Senior Vice President, Financial Solutions Division of NCR since 2001. From 1999 until that time, he was Vice President of NCR’s Systemedia Group. Following a long career with NCR that began in 1985, Mr. Taylor has held a number of domestic and international positions of increasing responsibility in pricing, sales management, and finance, including more-recently Vice President, Worldwide Customer Services, Asia/Pacific region, and Chief Financial Officer and Finance Vice President, Worldwide Customer Services.

Christine Wallace became NCR’s Senior Vice President, Human Resources in January 2004. From 2001 until that time, she was Vice President, Global Customer Services, Teradata Data Warehousing Division. Since she began her career at NCR in 1978, Ms. Wallace has held numerous managerial assignments of increasing responsibility throughout the Company, including Vice President and Corporate Treasurer, Vice President, Americas Sales and Service, Teradata Data Warehousing Division from 1998 to 2000, and other senior positions within the finance and administration organization at both the corporate and regional level.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 400,000 registered holders of record of NCR common stock as of February 9, 2004. The following table presents the high and low per share sales prices for NCR common stock for each quarter of 2003 and 2002.

	2003			2002
	High	Low		High	Low
1st Quarter	$26.30	$16.92	1st Quarter	$45.49	$36.80
2nd Quarter	$27.73	$18.21	2nd Quarter	$44.90	$33.30
3rd Quarter	$33.71	$25.35	3rd Quarter	$35.95	$19.35
4th Quarter	$39.47	$31.85	4th Quarter	$29.01	$18.80

NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future. The declaration of dividends will be subject to the discretion of the Board of Directors of NCR. Payment of dividends on NCR common stock would also be subject to such limitations as may be imposed by NCR’s credit facilities from time to time.

Item 6.	NCR CORPORATION SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2003, is as follows:

In millions, except per share and employee and contractor amounts

For the year ended December 31	2003[1]	2002[2]	2001[3]	2000[4]	1999[5]
Revenue	$5,598	$5,585	$5,917	$5,959	$6,196
Income from operations	$130	$189	$186	$205	$78
Other expense (income), net	$58	$58	$62	$(70)	$(157)
Income tax expense (benefit)	$14	$3	$(97)	$97	$(102)
Net income (loss)	$58	$(220)	$217	$178	$337
Net income (loss) per common share
Basic	$0.61	$(2.25)	$2.25	$1.87	$3.45
Diluted	$0.61	$(2.21)	$2.18	$1.82	$3.35

At December 31
Total assets	$5,480	$4,672	$4,855	$5,106	$4,895
Debt	$310	$311	$148	$107	$77
Stockholders’ equity	$1,875	$1,325	$2,027	$1,758	$1,596
Cash dividends	—	—	—	—	—
Number of employees and contractors	29,000	30,100	31,400	32,900	32,800

[1]	Net income for 2003 includes the after-tax impacts of $37 million for a charge associated with the Fox River environmental matter and $6 million of income related to the Lucent indemnification claim recorded in 2002.

[2]	Income from operations for 2002 includes real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million. Net income includes a $348 million net-of-tax cumulative effect of accounting change charge for goodwill impairment relating to the adoption of Statement of Financial Accounting Standards No. 142, and the after-tax impacts of real estate consolidation impairment charges of $8 million, marketable securities write-down to fair value in Japan of $14 million, a charge of $9 million for a Lucent indemnification claim, and an income tax benefit of $35 million relating to tax refunds, tax planning and use of foreign tax credits.

[3]	Income from operations for 2001 includes a $39 million provision for loans and receivables related to Credit Card Center (CCC), $9 million of integration costs related to acquisitions and $67 million of goodwill amortization. Net income for 2001 includes the after-tax impacts of a $39 million provision for loans and receivables with CCC, $9 million of integration costs related to acquisitions, $40 million for a charge associated with the Fox River environmental matter, a $1 million provision for interest receivables related to CCC, a $138 million tax benefit from the resolution of international income tax issues, $4 million cumulative effect of adopting Statement of Financial Accounting Standards No. 133 and $74 million of goodwill amortization.

[4]	Income from operations for 2000 includes $38 million for restructuring and other related charges, $25 million for in-process R&D charges related to acquisitions, $2 million for integration costs related to acquisitions and $33 million of goodwill amortization. Net income for 2000 includes the after-tax impact of goodwill amortization of $39 million.

[5]	Income from operations for 1999 includes $125 million for restructuring and other related charges and $20 million of goodwill amortization. Net income for 1999 includes the after-tax impacts of $125 million for restructuring and other related charges, $98 million of gains from significant asset dispositions, $232 million of favorable impact from a tax valuation allowance release and $23 million of goodwill amortization.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses interact and connect with their customers. Our market-leading Data Warehousing solutions transform data into an integrated view of a company’s business, which permits it to develop programs designed to improve customer acquisition, retention and profitability. Through our presence at customer interaction points, such as automated-teller machines (ATMs), retail point-of-sale (POS) workstations, and self-checkout systems, our Financial Self Service and Retail Store Automation solutions enable companies to address consumer demand for convenience, value and individual service. Our Customer Services division provides support services for NCR’s solutions as well as several third-party companies.

We provide solutions for the retail and financial industries through our Financial Self Service and Retail Store Automation businesses. Additionally, our Data Warehousing and Customer Services businesses provide solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. We deliver our solutions to customers on a global basis, and categorize our results into four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific (excluding Japan). Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, hardware technology, value-adding software, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon 120 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships are years of acting responsibly, with the highest level of integrity, a commitment based on trust and a will to act responsibly and ethically in all our business dealings. As in the past and going forward, we remain firmly committed to continuing this tradition at NCR.

STRATEGY OVERVIEW

We currently have several strategic initiatives underway to increase our operating income and return maximum value to our stockholders. Our four key priorities are as follows:

1) Continue to improve our value propositions – The majority of our product revenue is generated from our Data Warehousing, Financial Self Service and Retail Store Automation businesses, and leveraging our market leadership and value propositions in these businesses is important to NCR’s future success. The strategies for these businesses are focused on gaining market share and reallocating spending to value-added activities within our product offerings to generate revenue and operating income growth. We are also making investments in research and development activities to generate new product ideas that will be successful in the marketplace. We will track our progress for these strategies through market share metrics. Please refer to the sections in this MD&A discussing each of these businesses for more information on these strategies.

2) Enhance demand creation – Growing revenue through demand is critical to our overall success. We are investing in our sales force through the hiring of additional sales people and increasing our training offerings. These investments are being monitored through metrics such as number of employees dedicated to demand creation, demand productivity per sales person and funnel of sales activity. While we do not believe that overall revenue growth will be immediate, we expect the implementation of these strategies should provide us benefits in 2005 and beyond.

3) Improve performance in Customer Services – In our Customer Services division, we plan on driving operational and financial performance by lowering our service delivery costs and increasing our focus on the linkage between product engineering and product serviceability. These goals are being monitored through metrics such as maintenance revenue per service call, maintenance service capture rate of NCR products, and cost reduction measures. Please refer to the “Customer Services” section in this MD&A for further details on these initiatives.

4) Continue to reduce our cost structure – In 2003, we made progress on reducing our cost structure to bring it in line with industry benchmark standards, although much work remains. Our goal is to lower annualized costs and expenses, using the 2002 results as a starting point, so that $250 million of annualized savings is realized in 2005. Our progress will be monitored by measuring actual savings versus plan. Please refer to the “Restructuring and Re-engineering” section in this MD&A for further details on our cost reductions.

FINANCIAL OVERVIEW

2003 was a year of positive transition for NCR as we made key strategic decisions in order to generate future revenue and operating income growth. As more fully discussed in later sections of MD&A, the following were the significant themes and events for 2003:

•	While our revenue growth was constrained by the continuation of the depressed capital spending environment characterized by delays in customer purchasing decisions, the Company benefited from fluctuations in the value of the Euro and other currencies against the U.S. Dollar. In general, we continued to strengthen the value of our products and services provided to our customers around the world in order to maintain our revenue levels in 2003.

•	We successfully executed the first half of our eight-quarter plan to improve operational efficiencies and reduce our cost structure. In 2003, we reduced our costs and expenses by more than $100 million.

•	Although we have reduced our operational cost structure, operating income continued to decline due to the effects of our pension plans. We recognized $105 million of pension expense in our 2003 operating income compared to $74 million of pension income in 2002.

•	As a result of new information released by various government agencies in 2003 and other developments, we recognized $37 million of net pre-tax expense in order to increase our reserves for the Fox River environmental matter.

•	Our liquidity and capital resources improved significantly during the year as our net cash provided by operating activities increased by $194 million, and we reduced our capital expenditures by $30 million.

In 2003, we established six key value drivers in order to improve and measure our overall success. These drivers and our results against them were as follows:

•	Data Warehousing revenue growth – Although our Data Warehousing business had revenue growth in the fourth quarter, we missed our plan of achieving full year revenue growth. Despite the slight decline in revenue, operating income increased 29% in 2003.

•	Financial Self Service revenue growth – Financial Self Service executed its plan and delivered 5% revenue growth during the year, although the revenue growth was mainly due to foreign currency fluctuations.

•	Retail Store Automation profitability – Retail Store Automation’s financial results were significantly improved from the $57 million loss in 2002; however, there is much work to be done to reach the profitability levels we believe this business can achieve.

•	Customer Services revenue growth – This business’ revenue growth was greater than planned, but the main driver of the increase was foreign currency fluctuations.

•	Customer Services profitability improvement – Profitability for this business continued to decline in 2003 due to price erosion and declines in exited businesses revenue that more than offset cost reductions driven by operational efficiencies. Operational improvements during 2003 and the execution of our services transformation roadmap in future periods should translate into improved financial results over the next few years.

•	Cost and expense reductions – As mentioned above, we made significant progress in this area in relation to our plan.

These drivers are discussed in greater detail later in this MD&A. Our key drivers for 2004 are similar to those shown above, except we will combine our revenue and profitability drivers for Customer Services in 2004 as we intensify our focus on profitably growing this business.

We are projecting that the capital spending environment experienced in 2003 will be roughly the same or slightly improved in 2004. Even with the investments we are currently making in our value proposition and demand creation strategies, we are forecasting 2004 revenue to be relatively flat with 2003 revenue. We believe the strategies we are implementing now will be the core foundation for growth in the future. Our 2004 operating income will be constrained by increased pension expense, which we expect to be $140 million for the year. As a result of our projected improvement in operating performance, which will be partially offset by pension expense, we expect our 2004 net income to be slightly improved from our 2003 results.

We see the following as the most significant risks to the execution of our initiatives:

•	Executing our Customer Services transformation process – It is critical for NCR to structure this business so that it can obtain meaningful revenue growth and substantially improved profitability. Our transformation process may be at risk if we cannot successfully meet our plan objectives, described in the Customer Services segment discussion of this MD&A, and if we cannot overcome the negative effect of pricing pressures we experienced in 2003.

•	Capital spending environment – If the overall capital spending environment declines, we may not be able to profitably grow our business and meet our objectives.

•

Impact of pension expense – Changes in actuarial assumptions and declines in the capital markets for both NCR’s U.S. and international pension plans may result in more pension expense in future periods than anticipated, which could hurt our overall profitability. While changes in actuarial assumptions may have a more immediate effect on our pension expense, changes in the capital markets may affect our net income in following years. We are continuing to analyze all costs and benefits associated with our current pension plan arrangements, including whether to make any changes in the future to the plans.

•	Cost structure minimization – If we cannot continue to remove costs and expenses from our infrastructure and business units, we may not be competitive in our solution pricing and may not be able to create the capacity to invest in new solutions.

RESULTS FROM OPERATIONS

In millions	2003[1]	2002[2]	2001[3]
Consolidated revenue	$5,598	$5,585	$5,917

Consolidated gross margin	$1,534	$1,587	$1,794
Consolidated operating expenses:
Selling, general and administrative expenses	1,171	1,166	1,315
Research and development expenses	233	232	293

Total consolidated income from operations	$130	$189	$186

[1]	Income from operations for 2003 included $105 million of pension expense.

[2]	Income from operations for 2002 included $74 million of pension income, real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million.

[3]	Income from operations for 2001 included $124 million of pension income, $39 million provision for uncollectible loans and receivables related to Credit Card Center (CCC), $9 million of integration costs related to acquisitions and $67 million of goodwill amortization.

2003 compared to 2002 results discussion

Total revenue was essentially flat in 2003 as compared to 2002. Foreign currency fluctuations provided a 5 percentage point benefit to 2003 revenue. Overall, increases in customer service revenue were essentially offset by a decline in product sales and professional services due to the constrained capital spending environment for information technology equipment. By segment, revenue growth in Retail Store Automation, Financial Self Service, and Customer Services was offset by declines in the Other segment, Systemedia, and Data Warehousing. Please refer to the “Revenue and Operating Income (Loss) by Segment” section in this MD&A for details on these fluctuations.

Revenue growth of 7% in the EMEA region was offset by declines of 1% in the Americas region, 5% in Japan and 8% in the Asia/Pacific region. The growth in the EMEA region was primarily due to positive foreign currency impact and higher volumes in Financial Self Service and Retail Store Automation. The decline in the Asia/Pacific region was mainly due to a volume decline as our significant growth from 2002 for Financial Self Service and Retail Store Automation was not sustained in 2003. Changes in foreign currency rates provided a 12 percentage point, a 7 percentage point, and a 6 percentage point benefit to the 2003 revenue in the EMEA region, the Japan region, and the Asia/Pacific region, respectively.

Total operating income was $130 million, $189 million and $186 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating income for 2003 was impacted by $105 million of pension expense compared to $74 million and $124 million of pension income for 2002 and 2001, respectively. The $105 million of pension expense for 2003 included $11 million of incremental settlement charges for departures of employees in certain non-U.S. locations. Operating income for 2003 was positively impacted by our cost and expense reduction initiatives, the benefit of positive foreign currency fluctuations, and higher revenues in Data Warehousing support services. Also during the year, a $12 million benefit was realized as we eliminated our U.S. postretirement life insurance benefit in the third quarter of 2003.

2002 Compared to 2001 Results Discussion

Total revenue decreased 6% in 2002 from 2001. Foreign currency fluctuations provided a 1 percentage point benefit to 2002 revenues. The revenue decline in 2002 was primarily attributed to lower revenue from exited businesses and the impact of depressed information technology (IT) capital spending. This adverse capital spending environment impacted our Customer Services and Retail Store Automation businesses while weakness in the European economy and lower upgrade activity following the Euro conversion on January 1, 2002 specifically affected our Financial Self Service solutions. These declines were partially offset by improved performance from Data Warehousing in the Americas and EMEA regions, as well as the continued success of Financial Self Service in the Asia/Pacific region. Total revenue declines in 2002 of 8% in the Americas region, 7% in the EMEA region and 4% in Japan were partially offset by growth in the Asia/Pacific region of 6%. Changes in foreign currency rates provided a 4 percentage point and a 2 percentage point benefit to the 2002 revenue in the EMEA region and the Asia/Pacific region, respectively, and a 2 percentage point detriment to the Japan region’s 2002 revenue.

In 2002, total operating income included $5 million of asset impairment charges and $16 million of real estate consolidation and restructuring charges. In 2001, total operating income included the impact of $67 million of goodwill amortization. Operating income growth for 2002 was limited due to lower revenue relating to exited businesses, margin erosion due to competitive pressure, and lower product revenue.

Revenue and Operating Income (Loss) by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our Systemedia and Payment and Imaging solutions are reportable segments. A seventh segment, Other, primarily relates to the Company’s resale of third-party computer hardware and related professional and installation services, and to a business in Japan that is not aligned with our other segments. Our segments are comprised of hardware, software, and professional and installation-related services.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense/income, the goodwill amortization expense in 2001 (in order to provide a comparison to other periods), and other specific items from 2002 and 2001 (as described in Note 12 of Notes to Consolidated Financial Statements) have been excluded from the operating income/loss for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12 of Notes to Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the year. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing provides the market-leading Teradata data warehousing database software, hardware platform and related services that enable companies to gain a competitive advantage by more quickly and efficiently analyzing customer behavior and other business information and then delivering that business intelligence to the company’s decision-makers. This segment’s revenues are primarily generated in the enterprise data warehousing market, which is part of the larger database market.

The current business and financial model for Data Warehousing allows for a significant portion of incremental revenue to enhance profitability. Profitability improvement has been accomplished through gross margin increases due to a shift in our revenue mix to higher percentages of software and services than hardware, along with product cost reductions. Also, our expense management strategy is focused on reallocating unnecessary infrastructure costs to our sales and research and development initiatives. Our main strategic direction for the future is to increase our market share in the enterprise data warehouse market and to increase our penetration in the overall data warehousing market. We are focusing on adding customers who will routinely upgrade the size and scope of their data warehouses. We plan to meet these goals by providing the technology and support and consulting services companies need to capitalize on enterprise-wide analytics and maximize the usefulness of their existing data. We believe that expanding our customer base is also important as sales to new customers typically generate incremental revenue in the future from product upgrades and support services.

The following table presents Data Warehousing (including support services) revenue and operating income (loss) for the years ended December 31:

In millions	2003	2002	2001
Data Warehousing revenue	$1,213	$1,226	$1,149
Data Warehousing operating income (loss)	$145	$112	$(53)
Operating income (loss) as a percent of revenue	12.0%	9.1%	-4.6%

Data Warehousing revenue declined 1% in 2003 from 2002 due to the constrained capital expenditure environment, which was partially offset by foreign currency fluctuations and an increase in support services revenue. Foreign currency fluctuations provided a 5 percentage point increase to 2003 revenue. The capital spending environment remained depressed in 2003 as customers had limited budgets for large information technology expenditures; however, our existing customer base continued to purchase services to maintain their data warehouses. Operating income increased 29% in 2003 as cost and expense reduction efforts provided benefits to our margin and operating expenses that offset the effects of lower volumes and typical price erosion. We also experienced a positive shift in our mix during 2003 to higher margin software and services revenue from hardware, which aided our operating income improvement.

Data Warehousing revenue increased 7% in 2002 compared to 2001, outpacing the industry despite the challenging economic environment. During 2002, Data Warehousing increased product revenues as a result of existing customers upgrading their data warehouses and growth from new customer sales. Data Warehousing generated significant year-over-year growth in the insurance, communications, government and retail sectors. In addition, hardware and software support services revenue increased as a result of growth in our installed customer base. Operating income improved to $112 million in 2002, compared to an operating loss of $53 million in 2001, primarily attributed to reductions in costs and expenses not aligned to demand-creation activities, as well as higher product and maintenance revenues.

Due to forecasted capital spending constraints in the information technology market in 2004, we expect our products and related installation services revenue to grow slightly versus 2003. Our support services revenue is expected to increase in 2004 as our installed customer base increases, but potentially not at the same pace as prior years due to lower 2003 product sales. Our growth in support services revenue combined with our continued cost and expense reductions should lead to higher 2004 operating income versus 2003 for this business.

Financial Self Service provides self-service devices, which include ATMs, cash dispensers, and services and software solutions, including the APTRA® application suite, to financial institutions and retailers. Our Financial Self Service solutions are designed to quickly and reliably process high volumes of consumer transactions and incorporate advanced features such as web-enablement, automated check cashing/deposit, automated cash deposit, bill payment and the dispensing of non-cash items.

The market demand for financial self-service products and services is expected to grow slightly over the next few years due to an anticipated ATM upgrade cycle in the U.S. market and expanding demand in emerging markets. Our strategy is to fully distribute our sales force and invest in growth markets such as China, India, Russia, and Brazil. Also, we believe we are well-positioned to take advantage of the deposit automation and software market opportunities in order to lead the market in higher value solutions. Additionally, we are progressing towards our goal of making cost a competitive advantage for this business by working to optimize our human and asset capital deployment in order to become a lower cost supplier. This includes streamlining our supply chain and producing ATMs in the region generating the demand.

A significant event in the financial services marketplace was the signing into law in October 2003 of The Check Clearing for the 21st Century Act, or “Check 21.” While this act will have more of a short-term effect for our Payment and Imaging business (see discussion below), the Financial Self Service business should realize benefits from it over a longer term. Financial institutions in the United States will more than likely upgrade their ATMs in order to allow checks to be scanned upon deposit at the ATM due to new regulations from the U.S. Federal Reserve to clear and settle checks electronically instead of the traditional paper-based system.

The following table presents Financial Self Service revenue and operating income for the years ended December 31:

In millions	2003	2002	2001
Financial Self Service revenue	$1,149	$1,095	$1,114
Financial Self Service operating income	$165	$115	$168
Operating income as a percent of revenue	14.4%	10.5%	15.1%

Revenues in Financial Self Service increased 5% in 2003 as compared to 2002 primarily due to foreign currency fluctuations. Foreign currency provided a 7 percentage point benefit in 2003 for this business. Services revenue included in this segment was higher in 2003, but we experienced typical levels of product price erosion due to competitive pressures. We experienced strong growth in the Americas region as financial institutions increased spending for our advanced function ATM solutions; however, the Asia/Pacific region’s revenue declined because we did not sustain the high level of growth generated in 2002. Operating income improved 43% from 2002 due to cost and expense reduction programs and positive foreign currency fluctuations. We have been successful in lowering our supply chain costs with the actions we took in 2003, such as reducing the number of staging centers that customize ATMs and leveraging our regional manufacturing capabilities.

Financial Self Service revenue decreased 2% in 2002 compared to 2001. The revenue decrease in 2002 was driven by a decline in the EMEA region, partially offset by increases in the Asia/Pacific and Americas regions. The revenue decline in the EMEA region was attributed to economic weakness and competitive pressure in Europe. Additionally, there were fewer upgrades and purchases of equipment in 2002 versus higher levels of upgrades in 2001 as financial institutions prepared for the January 1, 2002 conversion to the Euro currency. Growth in the Americas region was related to upgrades and purchases by top tier banks and 7-Eleven’s purchase of our advanced function ATMs. Growth experienced in the Asia/Pacific region was primarily driven by strong markets in China and India as an increasing number of financial institutions in these countries installed ATMs for the first time. The operating income decline in 2002 versus the prior year was mainly due to lower product revenue and competitive pressure in Europe.

In 2004, we expect revenue for Financial Self Service to increase in line with the overall market. As price competition increases, it is imperative that we continue to reduce our costs through product demand and manufacturing location synergies to maintain or gain market share. Due to these factors, we expect operating income to increase at a rate greater than the growth in revenue as we continue to optimize our cost and expense structure.

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software, as well as innovative products such as our self-checkout systems, to retailers worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve operational efficiency for retailers while increasing customer satisfaction of their customers. Our products and services are part of the retail solutions market, which is expected to grow over the next several years.

Over the past year, the Retail Store Automation business has made significant improvements in lowering its cost structure and improving its business model; however, focus in these areas will continue. NCR provides a competitive product offering for retailers in an increasingly commoditized market. Revenue in this segment will more than likely be driven by increases in POS and bar-code scanner products, as retailers go through an overdue upgrade cycle, growth in self-checkout and self-service technologies, and continued growth in software and services. With respect to cost and expense reduction, we will continue to execute our supply chain strategy moving from a build-to-order model to a configure-to-order model combined with low cost region manufacturing. We will also continue to reduce our general and administrative expenses as we shift investments from infrastructure costs to sales and development processes. This includes making investments in new technologies that are projected to increase efficiencies for retailers, such as electronic shelf labels and radio frequency identification (RFID) tags. Also, we are investing in technology that helps retailers better interact with consumers, such as our Copient direct marketing solution, which, based on their prior purchases, allows consumers to receive customized offers or awards while in the retail store.

The following table presents Retail Store Automation revenue and operating income (loss) for the years ended December 31:

In millions	2003	2002	2001
Retail Store Automation revenue	$797	$714	$834
Retail Store Automation operating income (loss)	$—	$(57)	$10
Operating income (loss) as a percent of revenue	0%	-8.0%	1.2%

Revenue increased 12% for Retail Store Automation in 2003 as increased demand and positive foreign currency fluctuations more than offset the price erosion we experienced during the year primarily due to revenues from our POS terminals and scanners. Foreign currency provided a 5 percentage point benefit for 2003 revenue. The higher volumes were mainly driven by sales of NCR FastLane™ self-checkout systems, which were characterized by large, single purchases in the Americas region. The EMEA and Japan regions also contributed to the growth, led by sales of POS terminals and NCR FastLane self-checkout systems in these regions. The significant improvement in operating income was driven mainly by our cost reduction efforts, volume increases, and positive foreign currency impact. These cost reductions included progress on our configure-to-order initiative and moving a portion of our product development activities to lower-cost locations outside of the United States.

Retail Store Automation revenue decreased 14% in 2002 compared to 2001. The revenue decline was primarily the result of decreased revenues in the Americas and Japan regions as retailers continued to delay capital spending. The operating income decline in 2002 was predominately the result of lower revenue, competitive pressures and transition costs relating to our supply chain.

We expect our 2004 revenue for Retail Store Automation solutions to be roughly in line with our 2003 revenues. This will require new customer wins to replace the large purchases from single customers we had in 2003. Due to our continuing commitment to reduce cost and expense in this business, we expect operating income to increase in 2004.

Systemedia provides printer consumables and products including paper rolls for ATMs and POS workstations, inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms and retail office products. Systemedia products are designed to reduce paper-related failures in our ATMs and POS terminals and enable businesses to improve transaction accuracy while reducing overall costs.

The printer consumables market is highly fragmented, and market consolidation continues due to lower levels of demand in traditional media products such as paper rolls, fax paper, ink ribbons and forms. Excess capacity and lack of fixed cost coverage results in price competition that often uses only variable cost as its base. The use of internet auctions and the willingness of customers to set lower paper grade specifications for the products they use also results in price and margin erosion.

To continue to effectively compete in this market, we are shifting our market and application focus to consumable offerings that offer growth opportunities. These include laser documents, labels, ink jet supplies, laser cartridges, and specialty media. Increased revenue in these products is expected to offset declines experienced in mature products due to the changes in printer technologies. In addition to a shift to higher growth products, we are also working to increase our use of services and industry expertise. Increased focus on defining value drivers and refining our demand generation capabilities through additional direct sales resources is key to the success of this our strategy. Changing our sales and market focus towards solutions will involve a longer average selling cycle, but should allow us to win more new business and reduce revenue volatility in our base. We believe we can leverage our global presence, industry knowledge, strong brand recognition, e-commerce solutions and ability to bundle service capabilities with products to be successful with this initiative. Our cost reduction efforts in this business have yielded positive results in 2003, and we will continue to review our cost structure and manufacturing efficiency in 2004 in order to drive profitability.

The following table presents Systemedia revenue and operating income for the years ended December 31:

In millions	2003	2002	2001
Systemedia revenue	$494	$518	$503
Systemedia operating income	$14	$6	$1
Operating income as a percent of revenue	2.8%	1.2%	0.2%

Revenue for the Systemedia business declined 5% from 2002 due to softness in the market from a pricing and volume perspective as customers reduced their expenditures for printer consumables. The Americas region was impacted the most from the volume decline as customers lost in late 2002 and early 2003 could not be replaced during the remainder of the year. Foreign currency provided a 5 percentage point benefit to 2003 revenue. Operating income for Systemedia increased in 2003 from 2002 due to cost reductions in both our material costs and manufacturing process, which more than outpaced the volume and price erosion impacts.

Systemedia revenues increased 3% in 2002 compared to 2001. In 2002, revenue increased in all regions except the Asia/Pacific region. Operating income improved in 2002 versus the prior year predominately due to cost reductions in manufacturing and supply-line management.

We expect similar revenue levels in 2004 as we generated in 2003, as any gains in growth products are expected to be offset by competition in mature products. We believe that operating income will continue to increase in 2004 due to our cost reduction efforts, but at a reduced rate compared to the increase from 2002 to 2003.

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Our imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

The most significant event that has occurred in the check payment and imaging marketplace in recent years was the signing into law in October 2003 of the Check Clearing for the 21st Century Act, also known as “Check 21.” The act is intended to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. NCR is well-positioned for this change with our current image-based solutions and services; however, as the need for digital imaging increases, the reliance on products that were designed for paper-based processing will decrease. Revenue growth in this segment will be challenging given these market dynamics.

The following table presents Payment and Imaging revenue and operating income for the years ended December 31:

In millions	2003	2002	2001
Payment and Imaging revenue	$152	$152	$186
Payment and Imaging operating income	$21	$19	$17
Operating income as a percent of revenue	13.8%	12.5%	9.1%

2003 revenue for Payment and Imaging lagged behind 2002 for the majority of the year due to a weakening demand for traditional paper-based payment offerings, but a strong fourth quarter of 2003 from imaging solution implementations enabled 2003 revenues to be in line with 2002. Foreign currency fluctuations provided a 3 percentage point benefit to revenue. Despite flat revenue, operating income improved by $2 million due to improved operational efficiencies and cost structure reductions.

Payment and Imaging revenue declined 18% in 2002 compared to 2001. This decline was largely attributed to the sale of our item-processing outsourcing business that contributed $30 million of revenue in 2001 (see Note 4 of Notes to Consolidated Financial Statements). Operating income increased in 2002 compared to 2001 primarily related to lower operating expenses.

As financial institutions prepare for “Check 21” and invest in their check processing infrastructure, we expect a shift to digital imaging products from traditional paper processing products. The impact of this shift is anticipated to result in lower revenue for 2004, which may lead to lower operating income.

Customer Services are an essential component of our complete solution offerings. NCR’s Customer Services division primarily provides maintenance and support services for our base of NCR solution customers. The maintenance and support services include site design, staging and implementation, and complete systems management.

We believe that customers value the linkage of maintenance and support services with the hardware and software they purchase. However, heavy competition in the services industry and revenue declines from exited businesses has led to lower revenues and operating margins in our Customer Services business over the past few years. Our exited businesses relate to higher margin revenue associated with maintenance of computer hardware the Company ceased to sell in the 1990s to bank branch automation, account processing and low-end server businesses. We have taken steps to reverse the trend of declining revenue and operating margin through cutting costs, such as reducing the number of call centers we operate, and through operational efficiencies, such as implementing a new dispatching and productivity tool. Although we have realized some cost savings with these actions, it has not been enough to offset price erosion from heavy competition in the marketplace and the reduction of higher margin revenue associated with exited businesses.

There is much work to be done to gain the higher operating margins we believe this business can achieve. We have developed a services transformation process, which is a long-term process that should yield improvement over time. The main operational goals in this process are:

•	Increase the focus on the linkage between product engineering and servicing the product,

•	Further reduce the cost infrastructure and service delivery costs,

•	Limit access of parts to authorized service providers,

•	Improve the maintenance capture rate on NCR products, and

•	Adjust our go-to-market strategy to increase revenues from managed services.

By proactively designing products for more efficient serviceability, our product design and engineering teams will be able to modify products to enable a reduction in time spent on service incidents. This will help us achieve a lower cost structure by shifting our service model to diagnose incidents remotely and then dispatch personnel through a global operating model that takes advantage of personnel and incident location synergies as necessary. Also, we will continue to evaluate the number of customer call centers we maintain and modify their operations to enhance our remote diagnostic capabilities. We believe these changes will lead to increased customer satisfaction through faster service and reduce our service delivery costs.

Revenue and operating income growth is also expected to be facilitated by controlling who has access to our service parts in the resale market, which should improve our win rate for maintenance contracts for NCR products and our managed services model. By limiting our service parts to authorized third parties, we will be better positioned to maintain appropriate margins. Also, we believe we can be more competitive in the marketplace by concentrating on servicing NCR products rather than focusing on incremental services from third-party products. The migration to a managed services model consists of multi-year annuity contracts in which we take on responsibility for operating or managing specific information technology functions. This will combine many of the services we offer today into one offering, which will deliver strategic value and one point of contact for our customers.

The following table presents Customer Services revenue and operating income for the years ended December 31:

In millions	2003	2002	2001
Customer Services revenue	$1,849	$1,791	$1,968
Customer Services operating income	$27	$37	$170
Operating income as a percent of revenue	1.5%	2.1%	8.6%

Revenues for Customer Services increased 3% in 2003 mainly driven by foreign currency fluctuations that provided a 5 percentage point benefit. We continue to experience declining higher-margin exited businesses revenue and price erosion on continuing business due to competition. Operating income in 2003 declined from 2002 as cost and expense reductions were not able to offset declines in volume from exited businesses and price erosion factors.

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

Customer Services segment revenue is expected to decrease from 2003 to 2004 as competition and declines in maintenance revenues from exited businesses continue to limit our ability to generate growth. We expect the declining revenues from our exited businesses to be minimal after 2004. Operating income in 2004 is expected to remain relatively flat to slightly improved as compared to 2003 as operational efficiency gains may be offset by continued pricing pressure and declining revenues related to exited businesses.

NCR’s Other business segment primarily relates to the resale of third-party computer hardware and related professional and installation services in our high-availability and networking services businesses. Also included in this segment are the financial results from a business in Japan that is not aligned with any of our other segments.

The following table presents Other segment revenue and total operating losses for the years ended December 31:

In millions	2003	2002	2001
Other segment revenue	$242	$287	$404
Other segment operating loss	$(48)	$(46)	$(58)
Operating loss as a percent of revenue	-19.8%	-16.0%	-14.4%

Revenue continues to decline in this segment as we concentrate on reducing our third-party product sales in order to concentrate on sales of our own product brands. The decline is compounded because of lower installation revenue associated with these non-NCR product sales. Our 2004 revenues should continue this trend; however, the operating loss for 2004 is expected to be similar to 2003 as cost structure improvements should offset the effects of lower volumes.

Restructuring and Re-engineering

In the third quarter of 2002, we announced re-engineering plans to drive operational efficiency throughout NCR. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being evaluated to improve the efficiency and effectiveness of operations, many of which have been described above. During 2003, our success in reducing costs and expenses put us ahead of schedule to deliver $250 million of annualized cost savings in 2005, using 2002 results as a starting point. In addition to the activities described above in our businesses, we are making changes in our infrastructure to bring our costs in line with industry benchmarks. Regarding NCR’s internal information technology, we are continuing to replace all major company applications, migrating from country-centric applications to new enterprise applications such as our Enterprise Resource Planning (ERP) system, our global human resources system, and our Teradata Enterprise Data Warehouse. Our ERP implementation is on schedule as we went live in our U.S. locations in the third quarter of 2003 and will have the majority of our EMEA locations converted by the end of 2004. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses. In our finance and administration area, we are reorganizing and reducing our workforce to a lower cost structure. NCR has entered into a service agreement with Accenture LLP (Accenture), a global outsourcing services provider, under which many of NCR’s key transaction processing activities, including overall processes and day-to-day responsibility for order and revenue processing, accounts receivable, accounts payable, and the Company’s general ledger function, will be performed by Accenture. The transition of responsibility for these activities began in the fourth quarter of 2003, and will continue throughout 2004 and into 2005. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. As a result, we expect to reduce significantly our overall finance and administration costs and optimize the use of global centers for transaction processing.

While we have many ongoing projects in relation to our re-engineering plans, maintaining the highest levels of internal control effectiveness is critical to our business. This will be especially poignant in 2004 and beyond as we work to certify our internal control effectiveness in response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Ongoing business process initiatives, such as the movement towards global processes, the implementation of an ERP system, and the transition of key transaction processing activities and functions to Accenture, add to the task of meeting our certification requirements. NCR’s management is focused on mitigating the risks involving these changes through conscientious design and review of our internal control structure as we proceed with these initiatives.

Also in connection with these efforts, a real-estate consolidation and restructuring plan was designed to accelerate our re-engineering and consolidation strategies. For the year ended December 31, 2003, we reduced our number of properties by 75, representing a 14% reduction of total properties from 2002, for a 1.6 million square footage reduction. We will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of under-utilized facilities, although the reduction in number of properties may be lower in future periods as compared to 2003.

Our restructuring plan included recording a restructuring charge of $8 million (pre-tax) in 2002 under guidance from Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” During 2003, we utilized $2 million of the reserve and recorded additional provisions of $1 million. The additional provisions were necessary due to changes in our original sublease and assignment assumptions. The inability to dispose of our lease liabilities for these facilities as planned was because of a downturn in the real estate markets where these properties are located. Although we exited all of the facilities in 2003, we now project that the majority of the lease obligations will continue through 2005, with one remaining obligation continuing to 2009.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2003	2002	2001
Pension expense (income)	$105	$(74)	$(124)
Postemployment expense	79	75	37
Postretirement expense	8	16	13

Net expense (income)	$192	$17	$(74)

During the year ended December 31, 2003, we recorded $105 million of pension expense versus a $74 million benefit in 2002. The negative change was due primarily to the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 and 2001 and changes primarily in the discount rate and return on assets assumptions. We expect pension expense of approximately $140 million in 2004.

In 2003, global capital market developments resulted in a positive return on investment for NCR’s U.S. qualified pension fund. As a result, the accumulated benefit obligation for that plan no longer exceeded the fair value of plan assets, and NCR was able to substantially reverse the additional minimum pension liability originally recorded in the consolidated balance sheet at the end of 2002. The effect of this favorable $775 million pre-tax adjustment increased prepaid pension costs by $523 million, decreased pension liabilities by $260 million, decreased intangible assets by $8 million, decreased deferred taxes by $286 million and increased other comprehensive income by $489 million. This non-cash item did not affect our 2003 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

Postemployment expense (severance, disability and medical) increased to $79 million for the year ended December 31, 2003, versus $75 million in 2002. This increase in expense was mainly due to higher long-term and short-term disability claims as well as lower discount rates in many countries in 2003. Expense increased $38 million for the year ended December 31, 2002, versus the comparable period in 2001. This increase was primarily attributable to a $33 million increase resulting from a change in the assumed demographic mix of our involuntary employee turnover. The change was made based on actual recent experience factors.

Postretirement plan expense (medical and life insurance) for the year ended December 31, 2003, was $8 million versus $16 million in 2002. The decrease in expense was primarily due to the elimination of the U.S. postretirement life insurance benefit, which resulted in a $12 million curtailment gain in the third quarter of 2003. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This new law will not have any material impact on NCR’s postretirement plan liabilities or expense as the Company does not provide prescription drug benefits to its Medicare eligible retirees.

Gross Margin

In 2003, gross margin as a percentage of total revenue declined to 27.4% from 28.4% in 2002. While our product gross margin showed a 1.8 percentage point improvement, services margin decreased 3.6 percentage points. Product gross margin increased due to higher margins in Retail Store Automation from higher revenues and cost reductions, improved margins in Data Warehousing from a favorable mix shift to higher-margin software, and volume increases and cost reduction measures in Financial Self Service. The decline in services margin is primarily due to the inclusion of $51 million of pension expense in 2003 versus $49 million of pension income in 2002. This decline was also affected by lower revenues from exited businesses and price erosion. Partially offsetting the decline were cost reductions in Customer Services, increases in our service margins in Financial Self Service due to higher volumes from professional and installation-related services, such as product upgrades and software development, and higher revenues in Data Warehousing support services.

Gross margin as a percentage of revenue decreased 1.9 percentage points to 28.4% in 2002 from 30.3% in 2001. Product gross margin declined 1.4 percentage points to 34.7% and services gross margin decreased 2.5 percentage points to 21.7%. In 2002, product gross margin included $4 million of asset impairment charges, and services gross margin included $8 million for real estate restructuring charges. Product gross margin, including the asset impairment charge, declined primarily due to rate declines relating to competitive pressure in Retail Store Automation and Financial Self Service combined with lower volume in Retail Store Automation, partially offset by improved margin performance in Data Warehousing. The decline in services gross margin was largely due to the lower revenue from exited businesses, competitive pricing pressure and the impact of the restructuring charge.

Operating Expenses

Our 2003 operating expenses, characterized as “selling, general, and administrative expenses” along with “research and development expenses” in the Consolidated Statements of Operations, showed a slight increase from 2002. Operating expenses for 2003 were $1,404 million compared to $1,398 million for 2002. The negative impact of pension expense and foreign currency fluctuations was greater than the expense reductions we achieved during the year. Although we reduced non-pension operating expenses by $56 million compared to 2002, the savings were offset by pension expense. Our reduction in non-pension operating expenses is directly related to the changes discussed in the “Restructuring and Re-engineering” section in this MD&A. For 2003, operating expenses included $47 million of pension expense compared to $15 million of pension income in 2002. Further constraining any incremental cost savings in 2003 was a negative impact on expenses from foreign currency and higher incentive compensation costs compared to 2002, which was directly related to our improved operating performance excluding the effects of pension expense/income.

Operating expenses in 2002 decreased $210 million as compared to 2001 mainly due to cost improvements and the curtailment of discretionary spending. The 2001 expenses of $1,608 million included $47 million of pension income offset by a $39 million provision for uncollectible loans and receivables related to CCC and $67 million of goodwill amortization, which did not reoccur in 2002 due to new accounting standards.

In 2004, we plan to continue reducing our infrastructure costs; however, a portion of our cost savings will be reallocated to improve demand generation capability. We are committed to new product development and will focus on gaining efficiencies to achieve maximum yield from our research and development spending and resources.

Interest and Other Expense and Income Items

Interest expense was $26 million in 2003, $19 million in 2002 and $18 million in 2001. The increase in interest expense in 2003 was due to the issuance in June 2002 of $300 million of senior unsecured notes, which are due in

2009. The notes carry an interest rate of 7.125%; however, the rate increased to 7.375% in November 2002 because certain registration requirements under the Securities Act of 1933 were not met. These registration requirements were met in May 2003, and the interest rate was adjusted to its original fixed rate. In November 2003, the Company entered into an interest rate swap agreement that essentially converted $50 million of the debt to a variable rate. Although this variable rate was lower than the fixed rate as of December 31, 2003, changes in the interest rate markets could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher expenses and cash outflows.

The Fox River environmental matter has been one of the most significant Other Expense items we have had over the past three years. Due to the reassessment of the accrual for this potential future liability, we recorded $37 million in 2003 and $40 million in 2001 in net Other Expense related to this matter. The risks and uncertainties associated with this matter are discussed in the Environmental and Legal Contingencies section of the Critical Accounting Policies and Estimates section of this MD&A and in Note 11 of Notes to Consolidated Financial Statements.

Other Expense, net, was $32 million, $39 million and $44 million in 2003, 2002, and 2001, respectively. Although the expense amounts for 2003 and 2001 are mainly explained by the charges for the Fox River environmental matter, the expense for the year ended December 31, 2002 consisted of several items. The 2002 Other Expense consisted primarily of a $14 million investment basis write-down of marketable securities in Japan for losses that were considered to be other than temporary, a $9 million charge relating to an indemnification claim made by Lucent Technologies, Inc. (Lucent), $8 million of real estate consolidation impairment charges and $6 million of costs relating to the disposition of a small non-strategic business. We reversed $6 million of the 2002 Lucent indemnification charge in the first quarter of 2003, which resulted in a recognition of Other Income, due to updated information received from Lucent as to the actual extent of the claim.

Income Tax

Income tax expense was $14 million in 2003 compared to income tax expense of $3 million in 2002 and income tax benefit of $97 million in 2001. The income tax expense in 2003 included $24 million for an increase to the valuation allowance established against deferred tax assets of NCR’s Japanese subsidiaries. The income tax expense in 2002 was reduced by a $15 million benefit relating to the resolution of outstanding issues on refund claims from the U.S. and French governments. The income tax benefit in 2001 included a $138 million benefit resulting from the favorable settlement of audit issues in our 1993 and 1994 tax years related to a number of international dividend transactions. These issues had been the subject of dispute between the Internal Revenue Service (IRS) and NCR; therefore, a reserve for these items had been established in prior periods. Upon favorable settlement of the dispute during 2001, the reserve was released.

Our effective tax rate was approximately 19% for 2003, and includes the impact of a charge related to the Fox River environmental matter and income related to the Lucent indemnification claim. These items provided a 5 percentage point benefit to the effective tax rate for 2003. Each year, our effective tax rate includes a certain amount of benefit related to the use of foreign tax credits. For 2003 and 2002, the amount of such benefits as compared to the amount of income before tax was larger than prior years. Our effective tax rate was approximately 2% for 2002 including the tax impacts relating to the adoption of Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” and the benefit from the resolution of outstanding issues on refund claims. These items provided a 12 percentage point benefit to the effective tax rate for 2002. Our effective tax rate was approximately -78% for 2001 including the impact of the provision for uncollectible loans and receivables related to CCC, acquisition-related integration costs, a charge related to the Fox River environmental matter, the cumulative effect of adopting Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and the benefit from the favorable resolution of international income tax issues described above. These items provided an 111 percentage point benefit to the 2001 effective tax rate. We anticipate our tax rate will be approximately 28% in 2004.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change in 2002 was a non-cash, net-of-tax goodwill impairment charge of $348 million which relates to the adoption of SFAS 142. The cumulative effect of accounting change in 2001 of $4 million relates to the adoption of SFAS 133.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCR’s management uses a non-GAAP measure called “free cash flow”, which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are GAAP measures that are directly from the Consolidated Statement of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under accounting principles generally accepted in the United States of America. The table below shows the changes in net cash provided by operating activities and capital expenditures for the following years:

In millions	2003	2002	2001
Net cash provided by operating activities	$441	$247	$146
Less:
Net expenditures and proceeds for service parts	(96)	(113)	(117)
Expenditures for property, plant and equipment	(63)	(81)	(141)
Additions to capitalized software	(70)	(65)	(67)

Free cash flow	$212	$(12)	$(179)

The increase in net cash provided by operating activities in 2003 as compared to 2002 was mainly due to the current year impact of our cost and expense reduction initiatives discussed above. Comparatively, our operating cash flows in 2003 were also benefited by working capital improvements, namely an increase in current payables and improvements in accounts receivable. Current payables increased as incentive compensation earned in 2003, which will be paid in the first quarter of 2004, was greater than the prior year. Our 2003 incentive compensation plans were based on improvements made in operating income without pension expense, which is equal to our measurement of segment operating income as reported in Note 12 of Notes to Consolidated Financial Statements. Also in 2003, we aligned our payment terms by geography and commodity, which resulted in an increase in accounts payable. Accounts receivable increased during 2003, but at a lower amount than the 2002 increase, yielding a favorable impact on operating cash flow when compared to the prior year. The absolute increase in accounts receivable in 2003 of $26 million was driven by fourth quarter sales that were $62 million higher than the same period of the prior year. The impact of this increase in fourth quarter sales was somewhat mitigated by strong fourth quarter cash collections.

Partially offsetting these improvements was an increase in inventory and higher pension contributions. Inventory levels increased primarily due to the transition in the Retail Store Automation business to a configure-to-order manufacturing model, in which a higher dollar amount of component modules instead of individual parts are being carried in inventory. With regards to our pension plans, as previously noted, there was a $179 million unfavorable change in pension expense/income in 2003 from 2002. However, the cash impact of this change was limited to an increase in contributions to the international and executive pension plans from $55 million in 2002 to $70 million in 2003, reflecting increased funding requirements for the international plans.

Over the past several years, we have limited our capital expenditures in light of the constrained economic environment. In 2003, our capital expenditures decreased to $229 million from $259 million in 2002, which is reflective of our continuing commitment to limit discretionary spending. We expect our 2004 capital expenditures to be approximately $275 million, which is slightly below our expected 2004 depreciation and amortization expense. Assuming approximately $275 million of capital expenditures, we expect net cash provided by operating activities less capital expenditures, otherwise defined as free cash flow, to be approximately $100 million in 2004.

Our financing activities in 2003 were mainly concentrated on reducing the effects of dilution on our stock. During 2003, we purchased $90 million of our common stock compared to $66 million in 2002. This led to a weighted average diluted share reduction of 4 million in 2003 as compared to 2002. The share purchases are part of a systematic purchase program authorized by NCR’s Board of Directors. We will continue this program in 2004; however, the amount of stock purchases may vary from past years depending on the amount of dilution from exercises of stock compensation awards and employee stock purchase plan activity.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations at December 31, 2003, with projected cash payments in the years shown:

In millions	Total Amounts	2004	2005- 2006	2007- 2008	2009 and thereafter
Debt obligations	$310	$3	$—	$1	$306
Lease obligations	374	66	95	64	149
Purchase obligations	668	484	60	41	83

Total debt, lease, and purchase obligations	$1,352	$553	$155	$106	$538

At December 31, 2003, we had long-term debt totaling $307 million, of which a significant portion is our 7.125% senior unsecured notes due in 2009. As discussed above, $50 million of the notes were converted to a variable rate in November 2003 through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15, and contain certain covenants typical of this type of debt instrument.

Our lease obligations are primarily for certain sales and manufacturing facilities in various domestic and international locations. Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts. Included in the amounts are committed payments in relation to the long-term service agreement with Accenture.

We have short- and long-term liability in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties and several guarantees to third parties that may affect future cash flow. These items are described in detail in Note 11 of Notes to Consolidated Financial Statements.

Our U.S. and international employee benefit plans, which are described in Note 9 of Notes to Consolidated Financial Statements, are another area which could require significant future cash payments. The unfunded status of NCR’s U.S. retirement plans improved from $492 million in 2002 to $163 million in 2003. This improvement resulted from the strong asset returns generated by our pension funds offset somewhat by an increase in benefit obligations due primarily to the reduction in our discount rate assumption and additional benefit accruals. The unfunded status of our international retirement plans improved slightly from $242 million to $238 million. Asset returns and Company contributions both contributed positively to this improvement, but were largely offset by increases in our benefit obligations due to reductions in our discount rate assumptions, additional benefit accruals and foreign currency translation adjustments. The Company did not make any contributions to its U.S. qualified pension plan in 2003, and we will not be required to make any contributions in 2004 or 2005. Contributions to international and executive pension plans are expected to increase from $70 million in 2003 to approximately $110 million in 2004. This increase is mainly due to additional expected contributions to the international plans.

In October 2003, we renewed a $200 million 364-day unsecured credit facility with a one-year term-out option with a syndicate of financial institutions. The 364-day facility coincides with a $400 million, five-year unsecured revolving credit facility which we entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2003 and 2002.

Our cash, cash equivalents and short-term investments totaled $689 million as of December 31, 2003. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

FACTORS THAT AFFECT FUTURE RESULTS

This report and other documents that we file with the U.S. Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic Pressures Our business is affected by the global economies in which we operate. The current economic climate, which includes decreased and/or more closely scrutinized capital spending by many industries, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration of the current economic climate, its effect on the markets and other general economic and business conditions.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; take advantage of data warehousing market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of competitors, such as Dell, to the retail point-of-sale market. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically. This is in response to the Check Clearing for the 21st Century Act (commonly referred to as “Check 21”), which was enacted in October 2003.

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

Operating Result Fluctuations Our revenue and operating results could fluctuate for a number of reasons. Future operating results could continue to be subject to fluctuations based on a variety of factors, including:

Seasonality Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, make forecasting more difficult and may adversely affect our ability to predict financial results accurately.

Foreign Currency Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. Although the foreign currency environment is difficult to predict, the effects of foreign currency fluctuations are partially mitigated by our hedging strategy.

Cost/Expense Reductions We are actively working to manage our costs and expenses to continue to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. We are also striving to become a lower cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, improve accounts receivable collections, and reduce inventory overhead, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

Contractual Obligations of Consulting Services We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our services profitability under these contracts may be negatively impacted. In addition, if we are not able to maintain appropriate utilization rates for our professionals, we may not be able to sustain our services’ profitability.

Acquisitions and Divestitures As part of our solutions strategy, we intend to continue to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestures take place and we begin to include, or exclude as the case may be, the financial results related to these investments, it could cause our operating results to fluctuate.

In February 2004, NCR entered into an agreement in principle to acquire the self checkout business of Optimal Robotics Corp. (Optimal) and certain of its affiliates for approximately $30 million. This transaction is subject to, among other items, the approval of Optimal’s shareholders, and is not expected to close until April 2004. If the transaction is finalized, the acquisition is not expected to have a material effect on our consolidated results of operations, financial condition or cash flows.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” disclosed below. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in the operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Future operating results could be affected if the Financial Accounting Standards Board (FASB) requires companies to expense stock options or if we elect to do so.

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

Real Estate Our strategy over the past several years with respect to real estate has been to reduce our holdings of excess real estate. In line with this strategy, we anticipate the sale of facilities, which may impact net income. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In 2003, the percentage of revenues from outside of the United States was 57%.

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

Introduction of New Solutions The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions. We operate in a competitive, rapidly changing environment, and our future business and operating results depend in part on our ability to develop and introduce new solutions that our customers choose to buy. The development process for our complex solutions, including our software application development programs and the migration of our Teradata Data Warehousing solution to the latest hardware and software platforms, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. In addition, if we are unable to successfully market and sell both existing and newly developed solutions, such as our advanced-function ATMs and self-checkout technologies, and transition our Payment and Imaging solutions from traditional item processing to imaging, our business and operating results could be impacted.

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

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from Microsoft. Certain parts and components used in the manufacture of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which we need to ensure. These alliances introduce risks that we cannot control, such as non-performance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions.

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

Intellectual Property As a technology company, our intellectual property portfolio is key to our future ability to be a leading technology and services solutions provider. To that end, it is critical that we continue to develop leading technologies and work to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and application, diagnostic and other software we develop. To the extent these efforts are not successful, our business could be adversely impacted. In addition, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business would be impacted.

There has been a recent increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because from time to time we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring and Re-engineering As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our Company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. Also, as we move our transaction support processes to Accenture, we have mutually agreed to schedules for the transition of work. An inability to meet the associated timelines or commitments on the part of either NCR or Accenture could have a material adverse impact on the Company’s results from operations, financial condition, and cash flows. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We currently have many initiatives underway. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

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

Information Systems It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operation may be impacted.

Acquisitions and Alliances Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth. As part of our overall solutions strategy, we intend to continue to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations. This may lead to additional costs not anticipated at the time of acquisition.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 11 of Notes to Consolidated Financial Statements and in the “Critical Accounting Policies and Estimates” section of this MD&A, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Our senior management has reviewed these critical accounting policies and related disclosures with our independent auditors and the Audit Committee members of our Board of Directors (see Note 1 of Notes to Consolidated Financial Statements, which contains additional information regarding our accounting policies and other disclosures required by GAAP).

Revenue Recognition We are a solutions company which provides our customers with computer hardware, software, professional consulting services and customer support services. Consistent with other companies that provide similar solution offerings, revenue recognition is often complex and subject to multiple accounting pronouncements, including Statement of Position 97-2, “Software Revenue Recognition,” Staff Accounting Bulletin No. 104 (SAB 104),

“Revenue Recognition,” Emerging Issues Task Force No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” and other applicable revenue recognition guidance and interpretations.

We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our revenue recognition policies.

Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

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

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and creditworthiness. Judgment is used to assess the collectibility of account balances, and the creditworthiness of a customer.

The allowance for doubtful accounts as of December 31 was $27 million in 2003, $25 million in 2002, and $54 million in 2001. These allowances represent 2.1%, 2.0% and 4.6% of gross receivables for 2003, 2002 and 2001, respectively. The decrease in the allowance for doubtful accounts between 2002 and 2001 represents a $39 million provision for uncollectible loans and receivables related to CCC that was recorded in 2001. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions worsen, impacting our customers’ ability to pay, we may increase our reserves for doubtful accounts.

Inventory Valuation Inventories are stated at lower of cost or market. Each quarter, our business segments reassess raw materials, work-in-process, parts and finished equipment inventory average costs for purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and require each business segment to ensure that inventory balances are adjusted for any inventory exposure due to age or excess of cost over market value.

We have inventory in more than 40 countries around the world. We transfer inventory from our plants to our distribution and sales organizations. This inventory is transferred at cost plus mark-up. This mark-up is referred to as inter-company profit. Each quarter we review our inventory levels and analyze our inter-company profit for each of our segments to determine the amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted.

Our excess and obsolete reserves for inventory were $50 million, $51 million and $50 million as of December 31, 2003, 2002 and 2001, respectively, and represent 13.9%, 16.2% and 15.0% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty extending up to 12 months such that, should products under warranty require repair, no additional cost of that repair will be charged to our customers. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the warranty. This impacts all segments of our business except for the Other segment where minimal warranty, if any, is offered.

Future warranty obligation costs are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability based upon the pre-established warranty percentages for that product class.

Total warranty costs were $43 million, $41 million and $41 million, representing 1.5%, 1.4% and 1.3% of total product revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. Historically the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Pension, Postretirement and Postemployment Benefits We account for defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postretirement plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and our postemployment plans are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), “Employers’ Accounting for Postemployment Benefits.” We have significant pension, postretirement and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postretirement and postemployment expenses impact all of our segments, while pension expense is reported at the corporate level.

The key assumptions used in developing our 2003 pension and postretirement plan expense were the discount rate of 6.75% and expected return on assets assumption of 8.5% for our U.S. plans, which represents 66% and 100% of pension and postretirement plan obligations, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased pre-tax 2003 income by approximately $10 million ($9 million in pension expense and $1 million in postretirement expense). Likewise, a 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased pre-tax 2003 income by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. In determining 2004 pension and postretirement expense for the U.S. plans, we intend to use a discount rate of 6.25% and an expected rate of return on assets assumption of 8.5%. The most significant assumption used in developing our 2003 postemployment plan expense was the assumed rate of involuntary turnover of 4%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased pre-tax 2003 expense by approximately $5 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement, and postemployment plans in the aggregate.

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

Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements (Note 11) with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 11. This matter impacts our Company overall and does not affect the financial results of any one of its segments. As described in Note 11, NCR was identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin, because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR located along the Fox River.

Our reserve for the Fox River matter was approximately $79 million as of December 31, 2003 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed in Note 11). For the year ended December 31, 2003, the Company recorded net charges of $37 million to increase the Fox River reserve based upon the information discussed in detail in Note 11. The increases during the year were partially offset by the incurrence of ongoing Fox River-related expenses (which are charged against the reserve). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In 2003, the U.S. Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plans (known as a Records of Decision, or RODs) for the Fox River. The USEPA and WDNR (the Governments) have selected large-scale dredging as the remedial approach for most of the Fox River and estimate that approximately 7 million cubic yards of sediment will be removed. Combining the cost estimates from both RODs, it appears the Governments expect the selected remedies for the Fox River to cost approximately $400 million not taking into account uncertainties and contingencies that could increase the cost.

Notwithstanding the issuance of the RODs, the extent of our potential liability is subject to many uncertainties at this time. To begin with, NCR, in conjunction with the other PRPs, has developed a substantial body of evidence that may demonstrate that the eventual implementation of alternatives involving river-wide restoration/remediation, particularly massive dredging, would be inappropriate and unnecessary. There is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, and NCR believes there is a high degree of uncertainty about the appropriate scope of alternatives that may ultimately be required by the Governments.

Further, NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portion of the Fox River, the Governments are initiating the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portion will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least ten years. Significant changes in the remedial approach could take place over this period of time.

Moreover, our eventual liability, which we expect will be paid out over a period of at least ten years, and likely as long as twenty to forty or more years, will depend on a number of factors. In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low-end of the range. In general, the most significant factors include:

•	The total clean-up costs for the site: we use the low-end of the range – $480 million – which is derived from Governments’ estimates in the RODs (increased by 20% to account for what we determined were underestimates in the Governments’ figures);

•	The total natural resource damages for the site: we use the low-end of the range – $176 million – which is derived from Government estimates in a 2000 report;

•	The share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities along the Fox River: we use the low-end of the range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the Fox River;

•	The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages: we estimate we would pay approximately half of the total costs jointly attributable to NCR/API; and

•	Our transaction costs to defend NCR in this matter: we have estimated the costs we are likely to incur over the next ten years, the time period the Governments project it will take to design and implement the remedy for the Fox River.

AT&T Corp. (AT&T) and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above.

While it remains difficult to predict, we do not expect there to be any significant near-term changes to any of the above-described assumptions that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. We believe there is such uncertainty surrounding these estimates that we cannot quantify the high-end of the range of such estimates. In any event, assuming, for example, that the above described assumptions are each doubled (except where that would be inconsistent with an existing agreement), and taking into account our payments under the interim settlement with the Governments (discussed below) our payments for the potential liabilities for the Fox River matter would be approximately $320 million (to be paid out over at least the ten year period starting with the end of the second quarter of 2003, and likely as long as twenty to forty or more years). AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our Company over a certain threshold, and the $320 million estimate assumes they will and have the ability to make such payments. If we were in fact required to pay an amount such as $320 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount was required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

As described in Note 11, our short-term liability for this matter is limited. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against API or NCR during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against our long-term exposure for this matter. Our share of these payments was taken into account in determining our reserve.

Investment in Marketable Securities We typically classify our marketable securities as available-for-sale and account for them at fair value with net unrealized gains or losses reported, net-of-tax, within stockholders’ equity. If a decline in the fair value of a marketable security is deemed by us to be other than temporary, the cost basis of the investment is written down to estimated fair value, and the amount of the write-down is included in the determination of income. The determination of whether a decline in the fair market value is to be other than temporary requires a significant amount of judgment and is based on historical experience and upon information available to us at the time. However, because future events relating to marketable securities cannot be determined with absolute certainty, our decision to recognize a loss may be premature or we may fail to a make a timely adjustment, impacting future earnings. Currently, we do not anticipate any near-term changes in the fair market value of our marketable securities and any changes in the fair market value would be immaterial.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We also review our liabilities under SFAS No. 5 which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These projections and estimates may change in the future as actual results become known.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $1 million to the valuation allowance as of December 31, 2003.

We have a valuation allowance of $546 million as of December 31, 2003 related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2002, the valuation allowance was $357 million.

Impairment of Long-Lived Assets In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. This policy is applied to all of our segments. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and SFAS 142 in June 2001. SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires intangible assets with definite useful lives to continue to be amortized over their respective useful lives and be tested for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable. Indefinite life intangible assets must be tested annually to determine whether events or circumstances continue to support the indefinite useful life. If the intangible asset is subsequently determined to have a finite useful life, the asset shall be tested for impairment in accordance with SFAS 144. Similar to goodwill, the assessment of impairment for intangible assets requires estimates of future cash flows. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. See Note 5 of Notes to Consolidated Financial Statements for our disclosure regarding goodwill and intangible assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and we incorporate such discussion in this MD&A by reference and make it a part hereof.

Item 7(a).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of revenue when the inventory is sold to an unrelated third-party.

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was approximately 5 percent weaker in 2003 compared to 2002 based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. In this way, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months) the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2003 and 2002, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $14 million increase or a $7 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $14 million decrease or a $7 million decrease in the fair value of the hedge portfolio as of December 31, 2003 and 2002, respectively.

The interest rate risk associated with our borrowing and investing activities at December 31, 2003, was not material in relation to our consolidated financial position, results of operations or cash flows. During 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate. The swap is described in more detail in Note 10 of Notes to Consolidated Financial Statements.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At December 31, 2003 and 2002, we did not have any major concentration of credit risk related to financial instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

We are responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information presented in our annual report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on currently available information and our judgment of current conditions and circumstances.

We maintain an internal control structure designed to provide reasonable assurance, at reasonable cost, that our assets are safeguarded, and that transactions are properly authorized, executed, recorded and reported. This structure is supported by the selection and training of qualified personnel, by the proper delegation of authority and division of responsibility, and through dissemination of written policies and procedures. An ongoing program of internal audits and operational reviews assists us in monitoring the effectiveness of these controls, policies and procedures. The accounting systems and related other controls are modified and improved in response to changes in business conditions and operations, and recommendations made by our independent and internal auditors.

PricewaterhouseCoopers LLP, our independent auditors, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with auditing standards generally accepted in the United States of America, which include the consideration of our internal control structure for the purpose of determining the nature, timing and extent of auditing procedures necessary for expressing their opinion on the consolidated financial statements.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of NCR, monitors our accounting, reporting and internal control structure. Our independent auditors, internal auditors and management have complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ MARK HURD	/s/ PETER BOCIAN

Mark Hurd President and Chief Executive Officer	Peter Bocian Vice President, Finance and Interim Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule described in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, on January 1, 2002, NCR Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” The transitional goodwill impairment write-down was reflected as a cumulative effect of change in accounting for the year ended December 31, 2002. On January 1, 2001, NCR Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133,” the effect of which is reflected as a cumulative effect of change in accounting for the year ended December 31, 2001.

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio February 25, 2004

Consolidated Statements of Operations

In millions, except per share amounts

For the year ended December 31	2003	2002	2001
Revenue
Product revenue	$2,835	$2,885	$3,048
Service revenue	2,763	2,700	2,869

Total revenue	5,598	5,585	5,917

Operating expenses
Cost of products	1,800	1,883	1,947
Cost of services	2,264	2,115	2,176
Selling, general and administrative expenses	1,171	1,166	1,315
Research and development expenses	233	232	293

Total operating expenses	5,468	5,396	5,731

Income from operations	130	189	186
Interest expense	26	19	18
Other expense, net	32	39	44

Income before income taxes and cumulative effect of accounting change	72	131	124
Income tax expense (benefit)	14	3	(97)

Income before cumulative effect of accounting change	58	128	221
Cumulative effect of accounting change, net of tax	—	(348)	(4)

Net income (loss)	$58	$(220)	$217

Net income (loss) per common share
Basic before cumulative effect of accounting change	$0.61	$1.30	$2.29
Cumulative effect of accounting change	—	(3.55)	(0.04)

Basic	$0.61	$(2.25)	$2.25

Diluted before cumulative effect of accounting change	$0.61	$1.27	$2.22
Cumulative effect of accounting change	—	(3.48)	(0.04)

Diluted	$0.61	$(2.21)	$2.18

Weighted average common shares outstanding
Basic	95.0	97.9	96.7
Diluted	95.9	99.9	99.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

In millions, except per share amounts

At December 31	2003	2002
Assets
Current assets
Cash, cash equivalents and short-term investments	$689	$526
Accounts receivable, net	1,230	1,204
Inventories, net	308	263
Other current assets	195	193

Total current assets	2,422	2,186

Reworkable service parts and rental equipment, net	232	234
Property, plant and equipment, net	514	558
Goodwill	105	102
Prepaid pension cost	1,386	794
Deferred income taxes	558	596
Other assets	263	202

Total assets	$5,480	$4,672

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$3	$5
Accounts payable	414	364
Payroll and benefits liabilities	300	227
Customer deposits and deferred service revenue	362	339
Other current liabilities	500	482

Total current liabilities	1,579	1,417

Long-term debt	307	306
Pension and indemnity plan liabilities	484	696
Postretirement and postemployment benefits liabilities	272	312
Other liabilities	941	596
Minority interests	22	20

Total liabilities	3,605	3,347

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.7 and 97.0 shares issued and outstanding at December 31, 2003 and 2002, respectively	1	1
Paid-in capital	1,166	1,217
Retained earnings	699	641
Accumulated other comprehensive income (loss)	9	(534)

Total stockholders’ equity	1,875	1,325

Total liabilities and stockholders’ equity	$5,480	$4,672

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

In millions

For the year ended December 31	2003	2002	2001
Operating Activities
Net income (loss)	$58	$(220)	$217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315	328	423
Deferred income taxes	9	(27)	11
Income tax adjustment	—	—	(138)
Goodwill impairment	—	348	—
Other losses (gains) on assets, net	1	50	(23)
Changes in assets and liabilities:
Receivables	(26)	(90)	212
Inventories	(45)	18	8
Current payables	122	(12)	(146)
Customer deposits and deferred service revenue	22	21	(25)
Employee severance and pension	(7)	(155)	(263)
Other assets and liabilities	(8)	(14)	(130)

Net cash provided by operating activities	441	247	146

Investing Activities
Purchases of short-term investments	—	—	(23)
Proceeds from sales and maturities of short-term investments	—	1	32
Net expenditures and proceeds for reworkable service parts	(96)	(113)	(117)
Expenditures for property, plant and equipment	(63)	(81)	(141)
Proceeds from sales of property, plant and equipment	7	23	40
Business acquisitions and investments	—	—	(6)
Proceeds from sale of business	—	—	44
Additions to capitalized software	(70)	(65)	(67)
Other investing activities, net	(3)	15	5

Net cash used in investing activities	(225)	(220)	(233)

Financing Activities
Purchases of Company common stock	(90)	(66)	(60)
Short-term borrowings, additions	1	101	213
Short-term borrowings, repayments	(3)	(234)	(171)
Long-term debt, additions	1	299	1
Long-term debt, repayments	—	(3)	(2)
Proceeds from employee stock plans	35	51	101
Other financing activities, net	(20)	3	5

Net cash (used in) provided by financing activities	(76)	151	87

Effect of exchange rate changes on cash, cash equivalents and short-term investments	23	13	(12)

Increase (decrease) in cash, cash equivalents and short-term investments	163	191	(12)
Cash, cash equivalents and short-term investments at beginning of year	526	335	347

Cash, cash equivalents and short-term investments at end of year	$689	$526	$335

Supplemental data
Cash paid (received) during the year for:
Income taxes	$43	$29	$(8)
Interest	$21	$19	$18

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2000	95	$1	$1,156	$644	$(43)	$1,758
Employee stock purchase and stock compensation plans	3	—	124	—	—	124
Proceeds from sale of put options	—	—	1	—	—	1
Purchase of Company common stock	(1)	—	(46)	—	—	(46)

Subtotal	97	1	1,235	644	(43)	1,837

Net income	—	—	—	217	—	217
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	(42)	(42)
Unrealized losses on securities:
Unrealized holding losses arising during the period	—	—	—	—	(3)	(3)
Less: reclassification adjustment for losses included in net income	—	—	—	—	5	5
Changes in additional minimum pension liability	—	—	—	—	6	6
Unrealized gains on derivatives	—	—	—	—	7	7

Comprehensive income (loss)	—	—	—	217	(27)	190

December 31, 2001	97	1	1,235	861	(70)	2,027
Employee stock purchase and stock compensation plans	2	—	48	—	—	48
Purchase of Company common stock	(2)	—	(66)	—	—	(66)

Subtotal	97	1	1,217	861	(70)	2,009

Net loss	—	—	—	(220)	—	(220)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	101	101
Unrealized losses on securities:
Unrealized holding losses arising during the period	—	—	—	—	(7)	(7)
Less: reclassification adjustment for losses included in net income	—	—	—	—	6	6
Changes in additional minimum pension liability	—	—	—	—	(551)	(551)
Unrealized losses on derivatives	—	—	—	—	(13)	(13)

Comprehensive loss	—	—	—	(220)	(464)	(684)

December 31, 2002	97	1	1,217	641	(534)	1,325
Employee stock purchase and stock compensation plans	2	—	39	—	—	39
Purchase of Company common stock	(4)	—	(90)	—	—	(90)

Subtotal	95	1	1,166	641	(534)	1,274

Net income	—	—	—	58	—	58
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	48	48
Unrealized gains on securities:
Unrealized holding gains arising during the period	—	—	—	—	5	5
Changes in additional minimum pension liability	—	—	—	—	490	490
Unrealized gains (losses) on derivatives	—	—	—	—	—	—

Comprehensive income	—	—	—	58	543	601

December 31, 2003	95	$1	$1,166	$699	$9	$1,875

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Significant Accounting Policies

Description of Business NCR Corporation (NCR or the Company) and its subsidiaries provide solutions worldwide that are designed specifically to enable NCR’s customers to build, expand and enhance their relationships with their customers by facilitating transactions and transforming data from transactions into useful business information.

NCR offers specific solutions for the retail and financial industries, and through its Data Warehousing and Customer Services segments, NCR provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer goods manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, a range of hardware technology, value-adding software, global customer support services, and a complete line of business consumables.

Basis of Consolidation The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR owns between 20% and 50%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no representation on the company’s Board of Directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), which significantly changes the criteria used in determining whether entities are consolidated within the financial statements. Under the new interpretation, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities (VIEs) in which the Company has such an interest. In circumstances where the Company has determined it is the primary beneficiary, consolidation of that entity is required. For the year ended December 31, 2003, FIN 46 is effective for variable interests created after January 31, 2003. See the FIN 46 discussion below for the treatment of variable interests created on or before January 31, 2003.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (otherwise referred to as GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Revenue Recognition NCR’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” and other applicable revenue recognition guidance and interpretations. The Company records revenue when it is realized, or realizable, and earned. The Company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

Typically, NCR does not sell its software products without the related hardware. The majority of the Company’s solutions contain software that is more than incidental to the hardware and services included in the arrangement. The Company’s typical solution requires no significant production, modification or customization of the software or hardware after it is shipped. For these arrangements, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Revenue for services only contracts is typically recognized when the services are complete or ratably over the period benefited.

As a solutions provider, the Company’s sales arrangements often include support services in addition to hardware and software. These services could include hardware and software maintenance, customer support and professional consulting services. Revenue for the Company’s arrangements that include multiple elements is allocated to each element based on vendor specific objective evidence of the fair value of each element as defined in SOP 97-2. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor specific objective evidence of fair value is determined based on the price charged when each element is sold separately. A portion of the revenue contained in the Other segment (see Note 12 of Notes to Consolidated Financial Statements for segment details) contains hardware, embedded software, and services elements only. For these transactions, the guidance in Issue 00-21 on multiple deliverables is followed to determine if separate units of accounting exist and, if so, how the contractual consideration should be allocated to the individual elements. The allocation of the arrangement fee to the various deliverables is based upon the relative fair value of each of the deliverables.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104.

Cash, Cash Equivalents and Short-Term Investments All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents. Short-term investments include certificates of deposit, commercial paper and other investments having maturities less than one year. The Company had short-term investments of less than $1 million as of December 31, 2003 and 2002, respectively. Short-term investments are stated at cost, which approximates fair value.

Transfer of Financial Assets NCR offers its customers the option to acquire its products and services through payment plans, financing or leasing contracts. From time to time, the Company has factored certain receivables, or transfers future payments under these contracts, to financing institutions on a non-recourse basis. NCR may act as servicing agent for the purchaser and retain collection and administrative responsibilities. These transfers are recorded as sales of the related accounts receivable when NCR is considered to have surrendered control of such receivables. The Company had factored receivables of $11 million at December 31, 2003, less than $1 million at December 31, 2002, and approximately $76 million at December 31, 2001, respectively. The 2003 activity is related to the factoring of promissory notes from customers in Japan and is not an indication of a return to the factoring program the Company had in 2001. The related cost of the factoring was immaterial to the Company’s consolidated financial results.

Allowance for Doubtful Accounts NCR establishes provisions for doubtful accounts using both percentages of accounts receivable balance to reflect historical average credit losses and specific provisions for known issues. Given this experience, NCR believes that the reserves for potential losses are adequate, but if one or more of the Company’s larger customers were to default on its obligations under applicable contractual arrangements, NCR could be exposed to potentially significant losses in excess of the provisions established.

Inventories Inventories are stated at the lower of average cost or market value. Excess and obsolete reserves are established based on forecasted usage, orders, technological obsolescence and inventory aging.

Investments in Marketable Securities Typically, marketable securities, which are included in other assets, are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported, net-of-tax, within stockholders’ equity. If a decline in the fair value of a marketable security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of income. Realized gains and losses are recorded based on the specific identification method and average cost method, as appropriate, based upon the investment type.

Long-Lived Assets

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and are amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software over three years beginning when the asset is substantially ready for use.

Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software over three years beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred.

Total capitalized software development costs, net of accumulated amortization, were $103 million as of December 31, 2003 and 2002, respectively. Amortization of capitalized software development costs was $70 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill NCR adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 requires the identification of reporting units, which NCR has deemed to be the operating segments described in Note 12 of Notes to Consolidated Financial Statements. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Upon adoption of SFAS 142, NCR discontinued the amortization of goodwill assets and recorded a non-cash, net-of-tax goodwill impairment charge of $348 million as a cumulative effect of accounting change for the year ended December 31, 2002. See Note 5 of Notes to Consolidated Financial Statements for further information.

Property, Plant and Equipment Property, plant and equipment, reworkable service parts and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Buildings are depreciated over 25 to 45 years, machinery and other equipment over three to ten years and reworkable service parts over three to six years. Reworkable service parts are those parts that can be reconditioned and used in installation and ongoing maintenance services and integrated service solutions for NCR’s customers.

Property, Plant and Equipment Held for Sale Long-lived assets to be sold are classified as held for sale in the period for which they meet the criteria outlined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets classified as held for sale are carried at the lower of their carrying amount or fair value, and are not depreciated while classified as held for sale.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment, software and investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Warranty, Post Sales Support and Sales Returns Provisions for product warranties, post sales support and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales return and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company offers extended warranties to its customers. NCR considers extended warranties to be no different than a normal service contract and therefore accounts for the extended warranty by deferring revenue equal to the fair value of the warranty and recognizes the deferred revenue over the extended warranty term.

Pension, Postretirement and Postemployment Benefits NCR has significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, NCR’s actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop the Company’s valuations. NCR generally reviews and updates these assumptions on an annual basis. NCR is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that NCR uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense the Company has recorded or may record.

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income.

Derivative Instruments In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives and Hedging Activities,” as amended. The standard requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item and the ineffective portion of the hedge, if any, is recorded in the income statement. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other income or expense as exchange rates change.

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below in Note 11 of Notes to Consolidated Financial Statements, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2003, cannot currently be reasonably determined.

Stock Compensation NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income (loss) for the years ended December 31, 2003, 2002, and 2001, respectively, would have been as follows:

In millions, except for per share data	Years ended December 31
	2003	2002	2001
Net income (loss)	$58	$(220)	$217

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	4	5	9
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	(1)	(1)	(1)

Subtotal: Add to net income (loss)	3	4	8

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	43	73	73
Tax expense (benefit) of stock-based employee compensation determined under fair value based method for awards	11	(15)	(11)

Subtotal: Deduct from net income (loss)	54	58	62

Pro forma net income (loss)	$7	$(274)	$163

Basic net income (loss) per share:
As reported:	$0.61	$(2.25)	$2.25
Pro forma:	$0.07	$(2.80)	$1.69
Diluted net income (loss) per share:
As reported:	$0.61	$(2.21)	$2.18
Pro forma:	$0.07	$(2.74)	$1.64

The pro forma amounts calculated are not necessarily indicative of the effects on net income and net income per diluted share in future years. The pro forma net income (loss) and net income (loss) per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method (Black Scholes).

Departures of certain senior executives in 2003 caused an unusually high amount of expirations of stock options. The effect of these events on the pro forma expense for the year ended December 31, 2003, was the recognition of a significant amount of pro forma tax expense from the write-off of pro forma deferred tax assets. These deferred tax assets would have been recorded as the options were vesting if NCR accounted for stock compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The pro forma tax expense for the year ended December 31, 2003, is unusually higher than other periods because of these events.

When computing the pro forma SFAS 123 expense, NCR uses Black-Scholes to determine the fair value of employee stock options. Black-Scholes requires the use of judgmental assumptions in which the Company uses historical amounts as the basis for the assumptions. These historical amounts may not be reflective of actual amounts in the future.

The following weighted average assumptions were used to calculate the fair value of stock option grants using Black-Scholes for the periods shown in the above table:

	2003	2002	2001
Dividend yield	—	—	—
Risk-free interest rate	3.08%	3.92%	4.86%
Expected volatility	45.00%	45.00%	40.00%
Expected holding period (years)	5.0	5.0	4.9

The weighted average fair value of NCR stock options calculated using Black-Scholes for options granted during the years ended December 31, 2003, 2002 and 2001, was $10.21, $14.84 and $18.53 per share, respectively.

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statement of operations. If the Company decides to adopt such a policy, it would cause the Company to adopt the fair value provisions of SFAS 123 and the transition provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation, Transition and Disclosure.” These provisions would impact the Company’s consolidated financial position and results of operations in the period of adoption. The Company is currently evaluating the alternatives related to recognizing expense for employee stock compensation, including the provisions of SFAS 123, SFAS 148, and other projects and guidance being considered by accounting authoritative bodies.

Please refer to Note 8 of Notes to Consolidated Financial Statements for more information on NCR’s stock compensation plans.

Income Taxes Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. NCR records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential common stock, such as stock options and restricted stock awards. Please refer to Note 8 of Notes to Consolidated Financial Statements for share information on NCR’s stock compensation plans.

Reclassifications Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-5 In August 2003, the Emerging Issues Task Force (EITF) ratified the consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The EITF reached a consensus that if software is more than incidental to the products or services as a whole, then the software deliverables within the arrangement are within the scope of SOP 97-2. Further, if the software deliverables are essential to the functionality of non-software deliverables in the same arrangement, the entire arrangement is within the scope of SOP 97-2. Since the majority of the Company’s solutions contain software that is more than incidental and essential to the functionality of the related hardware deliverables, the revenue recognition policy description above reflects the consensus of Issue 03-5, which was required to be applied to transactions entered into beginning in the Company’s fourth quarter of 2003.

Emerging Issues Task Force Issue No. 00-21 In November 2002, the EITF reached a consensus on Issue 00-21, which provides guidance on accounting for customer arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this guidance during the year ended December 31, 2003, did not have a material effect on the Company’s consolidated results of operations, financial condition and cash flows.

Emerging Issue Task Force Issue No. 03-1. In November 2003, the EITF reached a consensus related to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus, which is effective for fiscal years ended after December 15, 2003, requires certain quantitative and qualitative disclosures for investments in marketable securities that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. As of December 31, 2003, the Company did not have any significant unrealized losses on its investments in marketable securities.

Staff Accounting Bulletin No. 104 In December 2003, the U.S. Securities and Exchange Commission (SEC) issued SAB 104, the primary purpose of which was to rescind accounting guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” related to multiple element revenue arrangements, superseded as a result of Issue 00-21. Additionally, SAB 104 rescinded the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (FAQ) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition,” and select portions of the FAQ were incorporated into SAB 104. The revenue recognition principles of SAB 101 were predominately unchanged by the issuance of SAB 104, and therefore SAB 104 had no impact on the Company’s consolidated results of operations, financial condition and cash flows.

FASB Interpretation No. 46 In December 2003, the FASB revised FIN 46 and extended the effective date for variable interests created on or before January 31, 2003, to the first quarter of 2004. FIN 46 significantly changes the criteria used in determining whether entities are consolidated within financial statements. The Company is evaluating the provisions of FIN 46 to determine how the provisions may apply to certain of its affiliate investments. The Company will complete its evaluation during the first quarter of 2004 based upon the recent revisions issued by the FASB and has elected, as permitted, to fully adopt the revised interpretation at that time. Based upon its initial evaluation of the revised guidance, the Company expects that the adoption of FIN 46 will not have a material impact on its results of operations, financial position, and cash flows.

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivatives and Hedging Activities.” SFAS 149 primarily incorporates decisions previously made by the FASB’s Derivatives Implementation Group and other FASB projects relating to financial instruments. The Statement was effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is applicable to instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Note 2 Supplemental Financial Information (in millions)

For the year ended December 31	2003	2002	2001
Other expense
Interest income	$(9)	$(10)	$(10)
Other loss (gain) on assets, net	—	50	(23)
Fox River provision (see Note 11)	37	—	40
Other, net	4	(1)	37

Other expense, net	32	39	44
Interest expense	26	19	18

Total interest and other expense, net	$58	$58	$62

At December 31		2003	2002
Accounts receivable
Trade		$1,225	$1,177
Other		32	52

Accounts receivable, gross		1,257	1,229
Less: allowance for doubtful accounts		27	25

Total accounts receivable, net		$1,230	$1,204

Inventories
Finished goods, net		$233	$197
Work in process and raw materials, net		75	66

Total inventories, net		$308	$263

Other current assets
Current deferred tax assets		$96	$108
Other		99	85

Total other current assets		$195	$193

Reworkable service parts and rental equipment
Reworkable service parts and rental equipment, gross		$490	$501
Less: accumulated depreciation		258	267

Total reworkable service parts and rental equipment, net		$232	$234

Property, plant and equipment
Land and improvements		$92	$84
Buildings and improvements		516	508
Machinery and other equipment		1,002	1,060

Property, plant and equipment, gross		1,610	1,652
Less: accumulated depreciation		1,114	1,109

		496	543
Property, plant and equipment held for sale, net		18	15

Total property, plant and equipment, net		$514	$558

Note 2 Supplemental Financial Information (in millions, continued)

At December 31	2003	2002
Other liabilities
Income taxes	$730	$458
Other	211	138

Total other liabilities	$941	$596

Accumulated other comprehensive income (loss), net of tax
Currency translation adjustments	$98	$50
Unrealized gain on securities	7	2
Unrealized loss on derivatives	(9)	(9)
Additional minimum pension liability [1]	(87)	(577)

Total accumulated other comprehensive income (loss)	$9	$(534)

[1]	See Note 9 of Notes to Consolidated Financial Statements for details on the change in additional minimum pension liability.

Note 3 Business Restructuring

In the third quarter of 2002, NCR announced re-engineering plans to improve operational efficiency throughout the Company. The Company is targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being re-engineered to improve efficiency and lower costs and expenses. Management is taking action to shorten the Company’s product and service offer development cycles and to improve its sales and order management processes. To improve accounts receivables collections and cash flow, management implemented plans to drive efficiencies for the Company’s invoicing and collection activities.

During the fourth quarter of 2002, in connection with these efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 to provide for contractual lease termination costs. This charge primarily impacted the following segments: Data Warehousing ($2 million), Financial Self Service ($3 million), and Customer Services ($3 million).

During 2003, the Company utilized $2 million of the reserve and recorded additional provisions of $1 million. The additional provisions were necessary due to changes in the original sub-lease and assignment assumptions. The inability to dispose of the lease liabilities for these facilities as planned was because of a downturn in the real estate markets where these properties are located. Although we exited all of the facilities in 2003, we now project that the majority of these lease obligations will continue through 2005, with one remaining obligation continuing to 2009. As of December 31, 2003, the remaining associated balance for these actions was $7 million.

Note 4 Business Combinations, Divestitures and Equity Investments

During 2003 and 2002, NCR had no significant acquisition or divestiture activity that materially impacted the consolidated statement of income, balance sheet or cash flows. In 2001, NCR completed a number of smaller acquisitions accounted for as purchase business combinations. The earnings from the acquired entities were included in NCR’s consolidated financial results from the dates of acquisition. The purchase price consideration and related acquisition costs were allocated to the acquired tangible and intangible assets and liabilities based on fair market values, with residual amounts recorded as goodwill. Also, in 2003, 2002 and 2001, NCR completed other investments and sold assets related to portions of its businesses to third parties, all of which were insignificant.

Subsequent to December 31, 2003, NCR entered into an agreement in principle to acquire the self checkout business of Optimal Robotics Corp. (Optimal) and certain of its affiliates for approximately $30 million. This transaction is subject to, among other items, the approval of Optimal’s shareholders, and is not expected to close until April 2004. If the transaction is finalized, the acquisition is not expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

During 2001, NCR acquired two companies that were not individually, or in aggregate, significant to its financial position, results of operations or cash flows. In 2001, the Company recorded approximately $9 million of integration costs related to acquisitions, which were expensed as incurred ($6 million in cost of revenue and $3 million in SG&A expenses). Also during 2001, NCR sold its account and item processing outsourcing businesses for approximately $44 million. Unaudited pro forma financial information has not been presented because the effects of the acquisitions and divestitures were not material on either an individual or aggregate basis.

Note 5 Long-lived Assets

Property, Plant and Equipment Held for Sale Property, plant and equipment held for sale, net of accumulated depreciation and impairment charges, consists of the following categories as of December 31 for the periods shown in the table below:

In millions	2003	2002
Land and improvements, net	$6	$6
Buildings and improvements, net	12	9

Property, plant and equipment held for sale, net	$18	$15

Impairment charges of $5 million were mainly recorded for the year ended December 31, 2002, to reduce the net book value of the properties to their net realizable value. These properties are part of our real estate consolidation plan discussed in Note 3 above. These assets are expected to be sold during 2004.

Goodwill As a result of the adoption of SFAS 142 on January 1, 2002, NCR discontinued the amortization of goodwill and it was determined that the goodwill of the Retail Store Automation, Systemedia, and Other segments was impaired. The Company recorded a non-cash, net-of-tax goodwill impairment charge of $348 million ($3.45 per diluted share in the period of adoption) as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge was reflected as a cumulative effect of accounting change, net of tax, in the consolidated statement of operations for the year ended December 31, 2002.

Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net income and earnings per share (basic and diluted) for the year ended December 31, 2001, would have been:

For the year ended December 31	2001
In millions (except per share amounts)
Reported net income	$217
Impact of Goodwill amortization (net of tax)	66

Adjusted net income	$283

Basic earnings per share:
Reported net income	$2.25
Impact of Goodwill amortization (net of tax)	0.68

Adjusted basic earnings per share	$2.93

Fully diluted earnings per share:
Reported net income	$2.18
Impact of Goodwill amortization (net of tax)	0.66

Adjusted fully diluted earnings per share:	$2.84

Goodwill was $105 million and $102 million as of December 31, 2003 and 2002, respectively. The increase in goodwill since December 31, 2002, is due to foreign currency fluctuations. At the beginning of 2002, the balance of goodwill was $450 million, and the change in goodwill during 2002 was primarily related to the transitional write-down described above.

In the fourth quarter of 2003, in accordance with SFAS 142, NCR performed its annual impairment test using the same methodology used in the transitional test performed in 2002 and no further goodwill impairment losses were realized.

Other Intangible Assets Other intangible assets were specifically identified when acquired. NCR has not reclassified any other intangibles to goodwill, nor has it recognized any other intangible assets that were previously included in goodwill. NCR’s other intangible assets are deemed to have finite lives and are being amortized over original periods ranging from three to ten years.

The gross carrying amount and accumulated amortization for NCR’s other intangible assets as of December 31, 2003 and 2002, were as follows:

	December 31, 2003		December 31, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$19	$(15)	$19	$(13)
Other	13	(5)	6	(2)

Total Other Intangible Assets	$32	$(20)	$25	$(15)

The aggregate amortization expense (actual and estimated, in millions) for Other Intangible Assets for the following periods is:

	For the year ended (estimated)
For the year ended December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
$5	$5	$3	$2	$1	$1

Note 6 Debt Obligations

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in 2009. The net proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes. In the fourth quarter of 2003, the Company entered into an interest rate swap which effectively converted $50 million of the notes to floating rate debt. See Note 10 of Notes to the Consolidated Financial Statements for further details of the interest rate swap.

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with interest rates ranging from 8.95% to 9.5% with maturities of $0.3 million in 2004, $0.6 million in 2010, and $5 million in 2020.

In October 2003, the Company renewed a $200 million 364-day unsecured credit facility with a one-year term-out option with a syndicate of financial institutions. The 364-day facility coincides with a $400 million, five-year unsecured revolving credit facility which the Company entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2003 and 2002.

Note 7 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2003	2002	2001
Income (loss) before income taxes and cumulative effect of accounting change
United States	$98	$284	$289
Foreign	(26)	(153)	(165)

Total income before income taxes and cumulative effect of accounting change	$72	$131	$124

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2003	2002	2001
Income tax expense (benefit)
Current
Federal	$(39)	$(2)	$9
State and local	3	4	2
Foreign	37	28	(119)
Deferred
Federal	(55)	(13)	7
State and local	5	(1)	(4)
Foreign	63	(13)	8

Total income tax expense (benefit)	$14	$3	$(97)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2003	2002	2001
Income tax expense at the U.S. federal tax rate of 35%	$25	$46	$43
Foreign income tax differential	(10)	(30)	(9)
U.S. permanent book/tax differences	3	1	9
Resolution of tax contingencies	(6)	(15)	(138)
Other, net	2	1	(2)

Total income tax expense (benefit)	$14	$3	$(97)

NCR’s tax provisions include a provision for income taxes in those tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. In 2001, the Company realized a $138 million income tax benefit resulting from the favorable settlement of audit issues from the 1993 and 1994 tax years related to a number of international dividend transactions. These issues had been the subject of dispute between the IRS and NCR; therefore, a reserve for these items had been established in prior periods. Upon favorable settlement of the dispute during 2001, the reserve was released.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2003	2002
Deferred income tax assets
Employee pensions and other benefits	$51	$322
Other balance sheet reserves and allowances	115	131
Tax loss and credit carryforwards	655	471
Capitalized research and development	191	199
Property, plant and equipment	52	30
Other	65	76

Total deferred income tax assets	1,129	1,229
Valuation allowance	(546)	(357)

Net deferred income tax assets	583	872

Deferred income tax liabilities
Property, plant and equipment	25	18
Employee pensions and other benefits	302	277
Other	7	65

Total deferred income tax liabilities	334	360

Total net deferred income tax assets	$249	$512

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from those assets. The valuation allowance covers deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2003, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,216 million. The tax loss carryforwards subject to expiration expire in the years 2004 through 2021.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $539 million and $466 million of undistributed earnings of its foreign subsidiaries as of December 31, 2003 and 2002, respectively, because such earnings are intended to be reinvested indefinitely.

The income tax expense (benefit) related to other comprehensive income for 2003, 2002 and 2001 was $345 million, $(247) million and $(15) million, respectively.

Note 8 Employee Stock Compensation Plans and Purchases of Company Common Stock

Stock Compensation Plans The NCR Management Stock Plan provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within three years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that initially authorized and made available for grant 5.6% of the outstanding shares as of January 1, 1997, as well as sufficient shares to replace all outstanding awards held by active NCR employees for shares of AT&T Corp. stock. Thereafter, the number of shares authorized under the plan increases each calendar year by 4% of the outstanding shares on the first day of the year for the ten-year term of the plan without the need for additional Board approval. The number of shares of common stock authorized and available for grant under this plan was approximately 29 million and 15 million, respectively, at December 31, 2003.

The NCR WorldShares Plan (WorldShares Plan) provided for the grant of stock options relating to shares of NCR common stock to employees. This plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997 in connection with the Company’s spin-off from AT&T. On that date, the Board of Directors granted options with a five-year exercise life to substantially all NCR employees. No other options were ever granted under the WorldShares Plan. In January 2004, the Board of Directors terminated the WorldShares Plan.

Please refer to Note 1 of Notes to Consolidated Financial Statements for the expense impact and option valuation information of the Company’s stock compensation plans.

A summary of stock option activity under the NCR Management Stock Plan and the WorldShares Plan is as follows:

	2003		2002		2001
Shares in thousands	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	16,376	$38.21	15,519	$38.87	15,915	$36.52
Granted	1,849	23.16	2,421	33.16	3,598	43.89
Exercised	(526)	30.70	(522)	33.25	(2,481)	32.73
Canceled	(906)	35.57	(656)	40.01	(864)	38.41
Forfeited	(2,987)	39.97	(386)	37.42	(649)	34.10

Outstanding at end of year	13,806	$36.34	16,376	$38.21	15,519	$38.87

The following table summarizes information about stock options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
shares in thousands Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.28 to $29.72	2,640	8.82 years	$24.12	493	$25.51
$30.26 to $51.63	11,166	5.46 years	39.23	9,808	38.80

Total	13,806		$36.34	10,301	$38.16

There were approximately 11.1 million stock options exercisable with a weighted average exercise price of $38.20 at December 31, 2002. At December 31, 2001, there were approximately 8.3 million stock options exercisable with a weighted average exercise price of $36.64.

The NCR Employee Stock Purchase Plan enables eligible employees to purchase NCR’s common stock at 85% of the average market price at the end of the last trading day of each month. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. During 2003, 2002 and 2001, employees purchased approximately 0.9 million, 0.8 million and 0.7 million shares, respectively, of NCR common stock for approximately $19 million, $22 million and $25 million, respectively. As of December 31, 2003, the number of shares authorized and the number of shares available for grant under this plan were approximately 8 million and 2 million, respectively.

Purchase of Company Common Stock On November 21, 2000, NCR’s Board of Directors approved a share repurchase program authorizing the systematic repurchase of shares of Company common stock to reduce the dilutive effect of the employee stock plans. The systematic repurchase program is funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options. Stock will be repurchased periodically on an ongoing basis in the open market or through privately negotiated transactions at management’s discretion. The repurchased shares are added to NCR’s authorized, but unissued, shares. In 2003, NCR expended approximately $84 million for the repurchase of approximately 3.9 million shares under this program at an average price per share of $21.49. This program is expected to continue in 2004.

Under a separate share repurchase program, the Board of Directors on April 15, 1999, and October 21, 1999, authorized $500 million for share repurchases. In 2003, NCR spent approximately $6 million for the repurchase of approximately 0.2 million shares under this program at an average price per share of $34.84. As of December 31, 2003, the Company had purchased approximately $325 million of the total $500 million authorized.

Note 9 Employee Benefit Plans

Pension and Postretirement Plans NCR sponsors defined benefit plans for substantially all U.S. employees and the majority of international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the United States, the benefits are based on a fixed dollar amount per year of service. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments and cash or cash equivalents.

Prior to September 1998, substantially all U.S. employees who reached retirement age while working for NCR were eligible to participate in a postretirement benefit plan. The plan provides medical care and life insurance benefits to retirees and their eligible dependents. In September 1998, the plan was amended whereby U.S. participants who had not reached a certain age and years of service with NCR were no longer eligible for such benefits. In September 2003, the plan was amended to eliminate the postretirement life insurance benefit for both active and non-active employees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This new law will not have any material impact on NCR’s postretirement plan liabilities or expense as the Company does not provide prescription drug benefits to its Medicare-eligible retirees. Non-U.S. employees are typically covered under government sponsored programs, and NCR generally does not provide postretirement benefits other than pensions to non-U.S. retirees. NCR generally funds these benefits on a pay-as-you-go basis.

NCR uses a December 31 measurement date for all of its plans.

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans were:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2003	2002	2003	2002	2003	2002
Change in benefit obligation
Benefit Obligation at January 1	$2,700	$2,494	$1,380	$1,127	$4,080	$3,621
Gross service cost	48	43	43	34	91	77
Interest Cost	179	175	77	68	256	243
Amendments	—	—	4	(1)	4	(1)
Actuarial Loss	194	148	26	76	220	224
Benefits paid	(161)	(160)	(93)	(71)	(254)	(231)
Currency translation adjustments	—	—	198	147	198	147

Benefit Obligation at December 31	$2,960	$2,700	$1,635	$1,380	$4,595	$4,080

Accumulated Benefit Obligation as of December 31	$2,841	$2,574	$1,534	$1,268	$4,375	$3,842

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2003	2002	2003	2002	2003	2002
Change in plan assets
Fair value of plan assets at January 1	$2,208	$2,686	$1,138	$1,089	$3,346	$3,775
Actual return on plan assets	741	(327)	129	(56)	870	(383)
Company contributions	9	9	61	46	70	55
Benefits paid	(161)	(160)	(93)	(71)	(254)	(231)
Currency translation adjustments	—	—	159	128	159	128
Other	—	—	3	2	3	2

Fair value of plan assets at December 31	$2,797	$2,208	$1,397	$1,138	$4,194	$3,346

In 2003, global capital market developments resulted in a positive return on investment for NCR’s U.S. pension fund. As a result, the accumulated benefit obligation for NCR’s U.S. qualified pension fund no longer exceeded the fair value of that plan’s assets and NCR was able to reverse a substantial portion of the additional minimum pension liability recorded in the consolidated balance sheet at the end of 2002. The effect of this favorable $775 million pre-tax adjustment increased prepaid pension costs by $523 million, decreased pension liabilities by $260 million, decreased intangible assets by $8 million, decreased deferred taxes by $286 million and increased other comprehensive income by $489 million. This non-cash item did not affect the 2003 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

Accrued pension and benefit assets (liabilities) included in NCR’s consolidated balance sheets at December 31 were:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2003	2002	2003	2002	2003	2002
Reconciliation to balance sheet
Funded status	$(163)	$(492)	$(238)	$(242)	$(401)	$(734)
Unrecognized net loss	549	951	820	731	1,369	1,682
Unrecognized prior service cost (benefit)	2	5	26	25	28	30
Unrecognized transition asset	(3)	(4)	1	1	(2)	(3)

Net amount recognized	$385	$460	$609	$515	$994	$975

Total recognized amounts consist of:
Prepaid benefit cost	$468	$—	$906	$769	$1,374	$769
Accrued benefit liability	(103)	(366)	(375)	(310)	(478)	(676)
Intangible asset	—	8	2	3	2	11
Accumulated other comprehensive income	20	818	76	53	96	871

Net amount recognized	$385	$460	$609	$515	$994	$975

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value were $625 million, $574 million and $101 million, respectively, at December 31, 2003, and $3,105 million, $2,924 million and $2,265 million, respectively, at December 31, 2002.

The net periodic benefit (income) cost of the pension plans for years ended December 31 were as follows:

	U.S Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net service cost	$48	$43	$43	$40	$33	$34	$88	$76	$77
Interest cost	179	175	171	77	68	63	256	243	234
Expected return on plan assets	(200)	(288)	(308)	(131)	(128)	(123)	(331)	(416)	(431)
Settlement charge	—	—	—	11	1	15	11	1	15
Curtailment charge	—	—	—	—	3	—	—	3	—
Amortization of:
Transition asset	(2)	(2)	(12)	—	—	(8)	(2)	(2)	(20)
Prior service cost	5	10	11	5	7	11	10	17	22
Actuarial loss (gain)	55	1	(26)	18	3	5	73	4	(21)

Net benefit cost (income)	$85	$(61)	$(121)	$20	$(13)	$(3)	$105	$(74)	$(124)

The weighted average rates and assumptions used to determine benefit obligations at December 31 were as follows:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.3%	6.8%	5.2%	5.6%	5.9%	6.4%
Rate of compensation increase	4.2%	4.4%	3.4%	3.7%	3.9%	4.2%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S Pension Benefits			International Pension Benefits			Total Pension Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Discount rate	6.8%	7.3%	7.5%	5.6%	6.0%	5.9%	6.4%	6.9%	7.0%
Expected return on plan assets	8.5%	10.0%	10.0%	8.1%	8.9%	9.5%	8.4%	9.7%	9.8%
Rate of compensation increase	4.4%	4.4%	4.4%	3.7%	3.6%	3.6%	4.2%	4.2%	4.2%

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and check the results for reasonableness and appropriateness.

Plan Assets The weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows for the U.S. pension plans:

	Actual Allocation of Plan Assets at December 31		Target Asset Allocation
	2003	2002
Equity Securities	73%	70%	68-75%
Debt Securities	19%	22%	18-22%
Real Estate	8%	8%	7-9%
Other	0%	0%	0-1%

Total	100%	100%

Investment Strategy NCR employs a total return investment approach whereby a mix of equities, fixed-income, and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bond, corporate bonds, mortgage-backed securities), and credit quality. Where applicable, real estate investments are made through real estate securities, partnership interests, or direct investment and are diversified by property type and location. Other assets such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Cash held by fund managers due to the timing of security purchases and sales is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements, and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan were:

In millions	Postretirement Benefits
Change in benefit obligation
Benefit Obligation at January 1	$347	$347
Gross service cost	—	—
Interest Cost	20	24
Amendments	(143)	(16)
Actuarial Loss	8	35
Benefits paid	(41)	(43)
Curtailment	(4)	—

Benefit Obligation at December 31	$187	$347

Accrued postretirement liabilities included in NCR’s consolidated balance sheet at December 31 were:

	Postretirement Benefits
In millions	2003	2002
Reconciliation to balance sheet
Funded status	$(187)	$(347)
Unrecognized net loss	70	74
Unrecognized prior service benefit	(156)	(33)

Net amount recognized	$(273)	$(306)

The net periodic benefit cost of the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
In millions	2003	2002	2001
Interest cost	$20	$24	$25
Net service cost	—	—	1
Expected return on plan assets	—	—	—
Curtailment charge (credit)	(12)	—	—
Amortization of:
Prior service cost	(6)	(9)	(13)
Actuarial loss (gain)	6	1	—

Net benefit (income) cost	$8	$16	$13

The assumptions utilized in accounting for the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
	2003	2002	2001
Discount rate	6.3%	6.8%	7.3%

Assumed health care cost trend rates at December 31 were:

	2003		2002
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Health care cost trend rate assumed for next year	10.0%	6.0%	10.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2009	2009	2009	2009

In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

In millions	1% Increase	1% Decrease
2003 service cost and interest cost	$1	$(1)
Postretirement benefit obligation at December 31, 2003	$16	$(14)

Cash Flows Related to Employee Benefit Plans

Contributions NCR does not expect to contribute to its U.S. qualified pension plan in 2004; however, the Company plans to contribute approximately $10 million and $100 million to its executive pension plan and international pension plans, respectively, in 2004. It also expects contributions of $35 million to its U.S. postretirement plan in 2004.

Savings Plans All U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $23 million in 2003, $24 million in 2002 and $28 million in 2001. The expense under international and subsidiary savings plans was $13 million, $10 million and $9 million in 2003, 2002 and 2001, respectively.

Other Postemployment Benefits NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, and continuation of health care benefits and life insurance coverage. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis. The expense under these plans was approximately $79 million, $75 million and $37 million for 2003, 2002 and 2001, respectively. The accrued postemployment liability at December 31, 2003 and 2002, was $95 million and $99 million, respectively.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative instruments is as follows.

Cash Flow Hedges NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. The majority of the contracts were to exchange Euros, British Pounds and Japanese Yen, and generally mature within 15 months. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. For the years ended December 31, 2003, 2002 and 2001, NCR reclassified net losses of an immaterial amount, $1 million, and $1 million, respectively, to other income as a result of discontinuance of cash flow hedges. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2003, 2002 and 2001. At December 31, 2003, before-tax deferred net losses recorded in other comprehensive income related to cash flow hedges were $9 million, and are expected to be reclassified to earnings during the next 12 months.

Fair Value Hedges NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a floating rate. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 of Notes to Consolidated Financial Statements for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during the year ended December 31, 2003.

Other Hedges When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash-flow hedges, are recognized in other income or expense as exchange rates change. The impact of these hedging activities was not material to the Company’s consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments The fair values of debt and foreign exchange contracts are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap, and debt at December 31, 2003 and 2002. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

In millions	Contract Notional Amount	Carrying Amount		Fair Value
		Asset	Liability	Asset	Liability
2003
Foreign exchange forward contracts	$332	$—	$10	$—	$10
Interest rate swap	50	1	—	1	—
Debt	—	—	307	—	347

2002
Foreign exchange forward contracts	$90	$5	$14	$5	$14
Debt	—	—	306	—	327

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. At December 31, 2003 and 2002, NCR did not have any major concentration of credit risk related to financial instruments.

Investments in Marketable Securities The fair value of the Company’s investments in marketable securities in aggregate was $50 million and $38 million at December 31, 2003 and 2002, respectively. The cost basis of the Company’s investments in marketable securities was $43 million at December 31, 2003 and 2002, respectively.

Note 11 Commitments and Contingencies

Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2003, cannot currently be reasonably determined.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

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

NCR’s reserve for the Fox River matter was approximately $79 million as of December 31, 2003 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). For the year ended December 31, 2003, the Company recorded net charges of $37 million to increase the Fox River reserve based upon the information discussed below. The increases during the year were partially offset by the incurrence of ongoing Fox River-related expenses (which are charged against the reserve). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

On July 28, 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addresses the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In the two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments have selected large scale dredging as the remedial approach. The Governments estimate that approximately 6.5 million cubic yards of sediment will be removed from these portions at an estimated cost of approximately $284 million. The Governments also identify “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments have selected monitored natural attenuation as the remedial approach at an estimated cost of approximately $40 million. The Governments also indicate that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. In January 2003, the Governments issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appears the Governments expect the selected remedies for all five OUs to cost approximately $400 million exclusive of contingencies.

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portions of the Fox River, the Governments will initiate the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least ten years.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the design work for OUs 2-5. NCR has entered into discussions with the Governments and others regarding the design work for OUs 2-5. In the absence of an agreement with one or more of the PRPs, the Governments have indicated they are prepared to proceed with design work on their own.

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

Notwithstanding the issuance of the RODs, the extent of NCR’s potential liability is subject to many uncertainties at this time. NCR’s eventual liability – which is expected to be paid out over a period of at least ten years, and likely as long as twenty to forty or more years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low-end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is now $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that indicates the Governments’ own cost estimates are understated. For example, NCR’s review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount is $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimates that it would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company has estimated the costs that are likely to be incurred over the next ten years, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what the Company’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred over the next four to five years, the time period when the remedy will be designed and the initial dredging will begin. Once dredging is underway, NCR believes that its transaction costs may decrease significantly on an annual basis.

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

Legal Proceedings

As previously disclosed, NCR was co-plaintiff in a case filed in 1992 against a Puerto Rican government agency (ASEM) to collect monies owed under a contract for the sale of hardware, software and services. ASEM filed a counterclaim seeking a refund of payments made and damages for alleged breach of the agreement. Subsequent to December 31, 2003, the parties agreed to a global settlement of the case, for an immaterial amount, and the matter has been resolved.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of December 31, 2003, the maximum future payment obligation of this guaranteed value was $10 million and an associated liability of $7 million was recorded.

NCR has equity investments in certain affiliates in which the Company has issued debt guarantees originally five years in length for these affiliates to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at December 31, 2003. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve for the respective periods:

In millions	2003	2002
Beginning balance at January 1	$16	$18
Accruals for warranties issued	45	39
Settlements (in cash or in kind)	(43)	(41)

Ending balance at December 31	$18	$16

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the extended warranty period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third-party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Purchase Commitments

The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture LLP (Accenture) under which many of NCR’s key transaction processing activities and functions will be performed by Accenture. The transition process for these activities will primarily be conducted in 2004.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2003, for the following fiscal years were:

2004	$66
2005	$50
2006	$45
2007	$37
2008	$27
Thereafter	$149

In addition to the future minimum lease payments, NCR entered into an assigned lease guarantee that expires in 2005. A maximum future payment obligation of $2 million was related to this guarantee, and no associated liability was recorded. Total rental expense for operating leases was $71 million, $71 million and $81 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 12 Segment Information and Concentrations

Operating Segment Information NCR is managed through the following businesses which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services and (7) Other, which primarily relates to third-party hardware and related installation services in our high availability and networking services businesses and to a business that is not aligned to NCR’s other segments.

NCR’s Data Warehousing solutions serve a multitude of industries including retail, financial, telecommunications, transportation, insurance, utilities and electronic commerce, as well as consumer manufacturing and government entities. NCR’s data warehousing solutions combine Teradata hardware, software (i.e., Teradata database, data mining, and application software), professional consulting services, and customer support services. Our Data Warehousing solutions also include third-party products and services from leading technology and service partners. The Company’s Financial Self Service solutions offer a complete line of ATM hardware and software, and related services, enabling businesses to reduce costs, generate new revenue streams and build customer loyalty. Financial Self Service solutions primarily serve the financial services industry, with particular focus on retail banking. NCR’s Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels. Primarily serving the retail industry, Retail Store Automation solutions deliver traditional point-of-sale and innovative self-checkout solutions, among other things. Systemedia develops, produces and markets a complete line of business consumables and products. The Company’s Payment and Imaging solutions are designed to digitally capture, process and retain item-based transactions, thereby helping businesses reduce operating costs and increase efficiency. Payment and Imaging solutions mainly serve the financial services industry. Services are an essential component of each of our complete solution offerings, and the Customer Services division provides support services for NCR solution customers, as well as third-party solution customers.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of business performance, pension expense or income is excluded from segment operating income or loss when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income. Also, management does not consider in its decision making activities certain charges that are not related to the operational performance of the segments. These amounts are separately identified in the operating income (loss) by segment table that follows.

Installation-related services constitutes implementation and installation services within each segment and is an integral part of NCR’s Customer Services segment. Operating management teams in Data Warehousing, Financial Self Service, Retail Store Automation, Payment and Imaging and Other, are accountable for the installation-related services revenue and operating income related to their respective businesses. Customer Services has shared responsibilities for installation-related services revenue and operating income for each segment, except Data Warehousing. As such, this revenue and operating income is also included in the results of the Customer Services segment. To reconcile back to total Company reported revenue and operating income, the installation-related services included in both the business segments and the Customer Services segment is adjusted.

The following table presents revenue by segment for the years ended December 31:

In millions	2003	2002	2001
Revenue
Data Warehousing
Products	$624	$668	$623
Professional and installation-related services	325	334	334

Total Data Warehousing Solution	949	1,002	957
Data Warehousing support services	264	224	192

Total Data Warehousing revenue	1,213	1,226	1,149

Financial Self Service
Products	913	912	939
Professional and installation-related services	236	183	175

Total Financial Self Service revenue	1,149	1,095	1,114

Retail Store Automation
Products	558	504	622
Professional and installation-related services	239	210	212

Total Retail Store Automation revenue	797	714	834

Systemedia	494	518	503

Payment and Imaging
Products	116	115	121
Professional and installation-related services	36	37	65

Total Payment and Imaging revenue	152	152	186

Customer Services
Products	—	2	2
Professional and installation-related services	320	218	318
Customer Service Maintenance:
Financial Self Service	546	516	501
Retail Store Automation	467	462	438
Payment and Imaging	107	107	115
Other	409	486	594

Total Customer Services revenue	1,849	1,791	1,968

Other
Products	130	166	238
Professional and installation-related services	112	121	166

Total Other revenue	242	287	404

Elimination of installation-related services revenue included in both the Customer Services segment and the other segments	(298)	(198)	(241)

Total revenue	$5,598	$5,585	$5,917

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue as reported on the consolidated statement of operations for the years ended December 31:

In millions	2003	2002	2001
Total product revenue	$2,835	$2,885	$3,048
Total services revenue	2,763	2,700	2,869

Total revenue	$5,598	$5,585	$5,917

The following table presents operating income (loss) by segment for the years ended December 31:

Operating Income (Loss)	2003	2002	2001
Data Warehousing	$145	$112	$(53)
Financial Self Service	165	115	168
Retail Store Automation	—	(57)	10
Systemedia	14	6	1
Payment and Imaging	21	19	17
Customer Services	27	37	170
Other	(48)	(46)	(58)
Elimination of installation-related services operating income included in both the Customer Services segment and the other segments	(89)	(50)	(78)

Subtotal - Segment operating income	235	136	177
Pension (expense) income	(105)	74	124
Goodwill amortization in income from operations	—	—	(67)
Other adjustments [1]	—	(21)	(48)

Consolidated income from operations	$130	$189	$186

[1]	For 2002, other adjustments represents real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million. For 2001, other adjustments represent a $39 million provision for loans and receivables related to CCC and $9 million of integration costs related to acquisitions.

The assets attributable to NCR’s segments consist primarily of accounts receivable, inventories, manufacturing assets, capitalized software and goodwill dedicated to a specific solution. Assets not attributable to segments consist primarily of fixed assets not dedicated to a specific segment, such as deferred tax assets, prepaid pension costs, cash, cash equivalents and short-term investments. Segment assets at December 31 were:

In millions	2003	2002	2001
Segment assets
Data Warehousing	$569	$531	$549
Financial Self Service	511	431	408
Retail Store Automation	287	299	278
Systemedia	192	184	196
Payment and Imaging	64	50	55
Customer Services	435	464	476
Other	78	62	404

Total segment assets	2,136	2,021	2,366
Assets not allocated to the segments:
Cash, cash equivalents and short-term investments	689	526	336
Prepaid pension cost	1,386	794	1,104
Deferred income taxes	654	704	366
Other assets not attributable to segments	615	627	683

Consolidated total assets	$5,480	$4,672	$4,855

Revenues are attributed to geographic areas/countries based principally upon the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2003	%	2002	%	2001	%
Revenue by geographic area
United States	$2,405	43%	$2,396	43%	$2,550	43%
Americas (excluding United States)	343	6%	383	7%	459	8%
Europe/Middle East/Africa	1,793	32%	1,671	30%	1,788	30%
Japan	460	8%	483	9%	504	9%
Asia/Pacific (excluding Japan)	597	11%	652	11%	616	10%

Consolidated revenue	$5,598	100%	$5,585	100%	$5,917	100%

The following table presents certain long-lived assets, primarily composed of property, plant and equipment, prepaid pension, capitalized software and goodwill by country at December 31:

In millions	2003	2002	2001
Long lived assets
United States	$1,060	$610	$1,251
United Kingdom	740	643	737
Japan	180	154	201
All other countries	482	439	337

Consolidated long-lived assets	$2,462	$1,846	$2,526

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2003, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse impact on NCR’s operations. NCR also does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse impact on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial databases and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse impact on NCR’s operations.

Note 13 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2003
Total revenues	$1,234	$1,366	$1,355	$1,643
Gross margin	$307	$359	$374	$494
Operating income (loss)	$(32)	$16	$33	$113
Net income (loss)	$(27)	$(13)	$18	$80
Net income (loss) per share:
Basic	$(0.28)	$(0.14)	$0.19	$0.85
Diluted	$(0.28)	$(0.14)	$0.19	$0.84

2002
Total revenues	$1,247	$1,380	$1,377	$1,581
Gross margin	$350	$401	$396	$440
Operating income	$9	$51	$53	$76
Net income (loss)	$(344)	$26	$41	$57
Net income (loss) per share:
Basic	$(3.51)	$0.26	$0.42	$0.58
Diluted	$(3.41)	$0.25	$0.42	$0.57

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

Item 9(a).	CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the fourth quarter of 2003, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In fourth quarter of 2003, the Company started the transition of its accounts payable and general ledger activities to Accenture LLP (Accenture), a global outsourcing services provider. As of December 31, 2003, there were no changes in the effectiveness of internal controls for these activities. The Company will continue to transition activities to Accenture throughout 2004 and into 2005 which may or may not affect the internal control structure.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item 10 with respect to directors of NCR is included on pages 7-8 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

Information regarding Executive Officers is furnished in a separate disclosure in Part I of this 10-K report because the Company did not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company’s executive officers and directors is included in the material captioned “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” on page 10 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

The Company has a Code of Conduct that sets the standard for ethics and compliance for all of its employees. NCR’s Code of Conduct is filed (by reference) as Exhibit 14.1 of this Form 10-K. In addition, starting in 2002, the Company adopted a Code of Ethics for its finance employees, including the Chief Executive, Finance Officers, the Corporate Controller, and Vice President, Finance, which is filed (by reference) as Exhibit 14.2 of this Form 10-K. The Company intends to disclose any amendments to or waivers of the Code of Conduct or the Code of Ethics on behalf of the Executive Officers on the Company’s investor relations web site at investor.ncr.com under the heading “Corporate Governance,” and on NCR’s corporate governance web site at www.ncr.com/corpgovernance/index.htm, promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” on pages 14-25 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference. The information regarding the Company’s compensation of its directors is included in the material captioned “Compensation of Directors” on pages 12-13 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” on pages 4-5 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

The table below shows a high-level summary of aggregate equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Management Stock Plan 1.	13,805,771	$36.34	15,277,913
Worldshares Plan 2.	0	—	4,794,054
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	13,805,771	$36.34	20,071,967

1.	The Management Stock Plan was adopted with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that increases each year, the number of shares authorized by 4% of the outstanding shares on the first day of the year for a ten-year term of the plan without the need for additional board approval. There were 29,083,684 shares authorized under the plan at December 31, 2003.

2.	The Worldshares Plan was adopted with stockholder approval, effective January 1, 1997. NCR granted 3,059,370 million options to substantially all of its employees at December 31, 1996. These options had a five year expiration period that ended January 1, 2002. There were 1,900,800 shares exercised under this program, and the remaining 1,158,570 share were canceled or expired. By action taken by the Board of Directors in January 2004, the WorldShares Plan was terminated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to independent auditors is included in the material captioned “Fees Paid to Independent Auditors” on pages 25-26 of NCR’s Proxy Statement, dated March 15, 2004, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K:

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Auditors and set forth in Part II, Item 8 of this Form 10-K report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Form 10-K report on page 72. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, we filed or furnished reports on Form 8-K with the SEC. The description of these reports is listed below:

1. NCR filed a Current Report on Form 8-K, dated October 3, 2003, which reported under Item 5 of such form the election of James M. Ringler to the NCR Board of Directors and the resignation of David R. Holmes.

2. NCR filed a Current Report on Form 8-K, dated October 22, 2003, which reported under Item 5 of such form the resignation of Earl Shanks, Senior Vice President and Chief Financial Officer (CFO). Peter Bocian, Vice President of Finance, was named interim CFO. Under Item 12 of the same Current Report, we furnished information which stated that we would be reporting earnings ahead of analysts’ expectations on October 23, 2003.

3. NCR furnished to the SEC a Current Report on Form 8-K dated October 23, 2003 announcing our third quarter revenues, operating income, and earnings per share amounts.

(c) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2004.

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (Exhibit 4.2 to the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.6.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7.1	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”)).

10.7.2	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7.3	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.8	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.9	NCR Change-in-Control Severance Plan for Executive Officers (Exhibit 10.16 to the 1996 NCR Annual Report).

10.10	NCR Director Compensation Program (Exhibit 10.3 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.11	NCR Management Incentive Program (Exhibit 10.19 to the 1996 Annual Report).

10.12	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.13.1	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.13.2	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.14	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.15	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.16.1	Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Inc. and 4Front Technologies, Inc. dated August 2, 2000 (Annex A from the 4Front Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement dated September 25, 2000).

10.16.2	Amendment to Agreement and Plan of Merger by and among NCR Corporation, NCR Merger Sub Parent, Inc., NCR Merger Sub Inc., and 4Front Technologies, Inc. dated October 6, 2000 (Exhibit 10.1(b) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.16.3	Second Amendment to Agreement and Plan of Merger by NCR Corporation and NCR Merger Sub Parent, Inc. dated May 1, 2001 (Exhibit 10.1(c) to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.18	Letter Agreement dated January 15, 2001 (Exhibit 10.27 to the 2000 Annual Report).

10.19	Letter agreement dated March 6, 2003 (Exhibit 10.28 to the 2002 Annual Report).

10.20	Employment Agreement with Lars Nyberg (Exhibit 10.22 to the 1999 NCR Annual Report).

10.21	Amended Letter Agreement with Lars Nyberg dated January 23, 2002 (Exhibit 10.18 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Letter agreement dated March 13, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.23	Letter agreement dated July 3, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

14	Code of Conduct for associates of NCR Corporation.

14.1	Code of Ethics for Chief Executive Officer and Finance Associates (Exhibit 14 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Auditors.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004

99.1	Letter to Shareholders included in the 2003 Annual Report to Shareholders.

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Costs & Expenses	Charged to Other Accounts

Year Ended December 31, 2003
Allowance for doubtful accounts	$25	$6	$—	$4	$27
Deferred tax asset valuation allowance	357	189	—	—	546
Inventory excess and obsolete reserves	51	31	—	32	50
Reserves related to business restructuring	8	1	—	2	7

Year Ended December 31, 2002
Allowance for doubtful accounts	$54	$7	$—	$36	$25
Deferred tax asset valuation allowance	281	76	—	—	357
Inventory excess and obsolete reserves	50	26	—	25	51
Reserves related to business restructuring	—	8	—	—	8

Year Ended December 31, 2001
Allowance for doubtful accounts	$24	$67	$—	$37	$54
Deferred tax asset valuation allowance	304	—	—	23	281
Inventory excess and obsolete reserves	53	25	—	28	50

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: March 15, 2004	By:	/s/ PETER BOCIAN

Peter Bocian Vice President, Finance and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARK HURD Mark Hurd	Director, President and Chief Executive Officer

/s/ PETER BOCIAN Peter Bocian	Vice President, Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LARS NYBERG Lars Nyberg	Chairman of the Board of Directors

/s/ EDWARD P. BOYKIN Edward P. Boykin	Director

/s/ MARK P. FRISSORA Mark P. Frissora	Director

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director

/s/ VICTOR L. LUND Victor L. Lund	Director

/s/ C.K. PRAHALAD C.K. Prahalad	Director

/s/ JAMES M. RINGLER James M. Ringler	Director

/s/ WILLIAM S. STAVROPOULOS William S. Stavropoulos	Director

Date: March 15, 2004