Form 10-Q
period 2004-03-31
NCR CORP
filed 2004-05-10
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2004, was approximately 94.6 million.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2004	2003
Product revenue	$628	$591
Service revenue	662	643

Total revenue	1,290	1,234

Cost of products	410	383
Cost of services	558	544
Selling, general and administrative expenses	273	280
Research and development expenses	57	59

Total operating expenses	1,298	1,266

Loss from operations	(8)	(32)
Interest expense	5	7
Other income, net	(7)	(2)

Loss before income taxes	(6)	(37)
Income tax benefit	(1)	(10)

Net loss	$(5)	$(27)

Net loss per common share
Basic	$(0.05)	$(0.28)

Diluted	$(0.05)	$(0.28)

Weighted average common shares outstanding
Basic	94.6	96.0
Diluted	94.6	96.0

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	March 31 2004	December 31 2003
Assets
Current assets
Cash and cash equivalents	$666	$689
Accounts receivable, net	1,171	1,230
Inventories, net	341	308
Other current assets	193	195

Total current assets	2,371	2,422

Reworkable service parts and rental equipment, net	226	232
Property, plant and equipment, net	490	514
Goodwill	105	105
Prepaid pension cost	1,397	1,386
Deferred income taxes	550	558
Other assets	284	263

Total assets	$5,423	$5,480

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$4	$3
Accounts payable	363	414
Payroll and benefits liabilities	234	300
Customer deposits and deferred service revenue	445	362
Other current liabilities	508	500

Total current liabilities	1,554	1,579

Long-term debt	308	307
Pension and indemnity plan liabilities	483	484
Postretirement and postemployment benefits liabilities	262	272
Other liabilities	939	941
Minority interests	17	22

Total liabilities	3,563	3,605

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 94.3 and 94.7 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1	1
Paid-in capital	1,134	1,166
Retained earnings	695	699
Accumulated other comprehensive income	30	9

Total stockholders’ equity	1,860	1,875

Total liabilities and stockholders’ equity	$5,423	$5,480

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Three Months Ended March 31
	2004	2003
Operating Activities

Net loss	$(5)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67	83
Deferred income taxes	2	(9)
Other adjustments, net	(3)	1
Changes in assets and liabilities:
Receivables	59	97
Inventories	(33)	(11)
Current payables	(134)	(116)
Customer deposits and deferred service revenue	83	94
Employee severance and pension	—	5
Other assets and liabilities	(27)	(15)

Net cash provided by operating activities	9	102

Investing Activities

Net expenditures and proceeds for service parts	(17)	(32)
Expenditures for property, plant and equipment	(11)	(14)
Proceeds from sales of property, plant and equipment	7	1
Expenditures for capitalized software	(17)	(16)
Other investing activities, net	(11)	(2)

Net cash used in investing activities	(49)	(63)

Financing Activities

Purchases of company common stock	(90)	(50)
Short-term borrowings, net	—	8
Long-term borrowings, net	—	—
Cash received from real estate transaction (Note 4)	50	—
Other financing activities, net	57	5

Net cash provided by (used in) financing activities	17	(37)

Effect of exchange rate changes on cash and cash equivalents	—	—

(Decrease) increase in cash and cash equivalents	(23)	2
Cash and cash equivalents at beginning of period	689	526

Cash and cash equivalents at end of period	$666	$528

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim period are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31
In millions	2004	2003
Comprehensive Income (Loss)
Net loss	$(5)	$(27)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	1	—
Unrealized gain on derivatives	6	10
Currency translation adjustments	14	(7)

Total comprehensive income (loss)	$16	$(24)

In millions	March 31 2004	December 31 2003
Inventories
Work in process and raw materials	$78	$75
Finished goods	263	233

Total inventories, net	$341	$308

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk. Also, FIN 46 requires disclosure of significant variable interests in variable interest entities in which a company is not required to consolidate. In December 2003, the FASB revised FIN 46 for certain implementation provisions and extended the effective date of the pronouncement to the first quarter of 2004. As a result, the Company adopted the revised guidance on January 1, 2004. Management evaluated the revised provisions of FIN 46 and determined that the adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2003, was $7 million. For the period ending March 31, 2004, NCR utilized $1 million of the reserve. The majority of the lease obligations will continue through 2005, with one remaining obligation continuing to 2009.

For the three months ended March 31, 2004, the Company recognized $3 million (after-tax) in net income from the disposal of real estate that was previously classified as held for sale. The net book value of the properties was $7 million. One of these properties has a note receivable bearing interest at 5% with nominal principal payments before a balloon payment of $5 million in 2007. Also during the quarter, the Company executed a sale-leaseback transaction for property owned in Japan. Due to the terms of the leaseback, the transaction was treated as a financing. Accounting for this transaction requires that the $50 million of proceeds be treated as an obligation of the Company until we vacate the property. The cash received from the buyer of $50 million has been classified in financing activities on the statement of cash flows and as a current liability on the balance sheet. The book value of the land and building of $34 million as of March 31, 2004, is classified as property, plant and equipment on the balance sheet. The Company will recognize the gain from the completion of this transaction when the building is vacated, which is expected to occur in October 2004.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was $105 million of March 31, 2004, and December 31, 2003, respectively. The Company performs its annual goodwill impairment test during the fourth quarter of each year.

Other Intangible Assets

Other intangible assets were specifically identified when acquired. NCR’s other intangible assets are deemed to have finite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	March 31, 2004		December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(11)	$19	$(15)
Other	17	(4)	13	(5)

Total Other Intangible Assets	$31	$(15)	$32	$(20)

The decrease in Patents since December 31, 2003 is due to a patent becoming fully amortized in the first quarter of 2004; therefore, it is no longer listed in the table above. The increase in Other since December 31, 2003, is primarily due to the purchase of intellectual property licenses from Accenture LLP as part of our long-term service agreement. These assets will be fully amortized over a five year life beginning in 2004.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

	For the year ended (estimated)
For the three months ended March 31, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
$1	$5	$5	$3	$2	$1

6. LONG-TERM DEBT

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

7. STOCK COMPENSATION PLANS AND STOCK REPURCHASE PROGRAMS

Stock Compensation Plans

The NCR Management Stock Plan (the Plan) provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within three years of the grant date. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The Plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997.

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net loss and net loss per diluted share for the three months ended March 31 would have been as follows:

In millions, except for per share data	Three Months Ended March 31
	2004	2003
Net loss	$(5)	$(27)

Stock-based employee compensation expense included in reported net loss (pre-tax)	1	1
Tax expense (benefit) of stock-based employee compensation included in reported net loss	—	(1)

Subtotal: Add to net loss	1	—

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	7	11
Tax expense (benefit) of stock-based employee compensation determined under fair value based method for awards	1	(1)

Subtotal: Deduct from net loss	8	10

Pro forma net loss	$(12)	$(37)

Basic net loss per share:
As reported:	$(0.05)	$(0.28)
Pro forma:	$(0.13)	$(0.38)

Diluted net loss per share:
As reported:	$(0.05)	$(0.28)
Pro forma:	$(0.13)	$(0.38)

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per diluted share in future years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors That May Affect Future Results” section, included in this Form 10-Q for a further discussion of stock compensation accounting and its affect on NCR.

The pro forma net loss and net loss per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months ended March 31:

	Three Months Ended March 31
	2004	2003
Dividend yield	—	—
Risk-free interest rate	2.95%	2.97%
Expected volatility	45%	45%
Expected holding period (years)	5	5

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statement of operations. If the Company decides to adopt such a policy, it will cause the Company to adopt the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” and the transition provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation, Transition and Disclosure.” These provisions will impact the Company’s consolidated financial position and results of operations in the period of adoption. The Company is evaluating the alternatives related to recognizing expense for employee stock compensation, including current and proposed standards by accounting authoritative bodies.

Purchase of Company Common Stock

In the first quarter of 2004, the Company made the following purchases of its common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
January 1 through January 31, 2004	185,000	$40.65	185,000	—
February 1 through February 29, 2004	1,525,000	$44.12	1,115,000	410,000
March 1 through March 31,2004	340,000	$44.26	—	340,000

Totals	2,050,000	$43.83	1,300,000	750,000

Due to blackout periods in the first and third months of the quarter, the second month of the quarter is and may continue to be our highest activity month for share purchases, depending on the market and other factors. The 2000 Board of Directors share purchase program authorizes the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the ESPP. Under the 1999 Board of Directors authorized program, the Company has an additional $142 million authorized for NCR common stock purchases.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended March 31 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Net service cost	$13	$12	$12	$11	$25	$23
Interest cost	45	45	21	18	66	63
Expected return on plan assets	(51)	(50)	(34)	(33)	(85)	(83)
Settlement charge	—	—	—	—	—	—
Curtailment charge	—	—	—	—	—	—
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost	—	1	1	2	1	3
Actuarial loss	16	14	9	4	25	18

Net benefit cost	$23	$22	$9	$2	$32	$24

The net periodic benefit cost of the postretirement plan for the three months ended March 31 were:

	Postretirement Benefits
In millions	2004	2003
Net service cost	$—	$—
Interest cost	3	6
Expected return on plan assets	—	—
Settlement charge (credit)	—	—
Curtailment charge (credit)	—	—
Amortization of:
Transition asset	—	—
Prior service cost	(3)	(2)
Actuarial loss	1	2

Net benefit cost	$1	$6

Employer Contributions

Pension For the three months ended March 31, 2004, NCR contributed $0 to its U.S. qualified pension plan, approximately $20 million to international plans, and $2 million to its executive plan. NCR anticipates contributing an additional $80 million to international pension plans and $8 million to its executive pension plan in 2004 for a total of $100 million and $10 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2004.

Postretirement For the three months ended March 31, 2004, the Company made $9 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $26 million to its U.S. postretirement plan for a total of $35 million in 2004.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2004, cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter was approximately $78 million as of March 31, 2004 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The reserve has decreased from the end of the fourth quarter of 2003 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. Now that the final clean-up decision has been made for the lower portions of the Fox River, the Governments have initiated the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least ten years.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the design work for OUs 2-5. In response, NCR and Georgia-Pacific (G-P) in March 2004 entered into an Administrative Order on Consent (AOC) with the Governments to perform the remedial design work for OUs 2-5.

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

Notwithstanding the issuance of the RODs, the extent of NCR’s potential liability is subject to many uncertainties at this time. NCR’s eventual liability – which is expected to be paid out over a period of at least ten years, and likely as long as twenty to forty or more years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low-end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is now $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that indicates the Governments’ own cost estimates are understated. For example, NCR’s review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount is $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low-end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimates that it would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company has estimated the costs that are likely to be incurred over the ten years ending in 2013, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what the Company’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred over the first four to five years of this time period, when the remedy will be designed and the initial dredging will begin. Once dredging is underway, NCR believes that its transaction costs may decrease significantly on an annual basis.

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

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, NCR’s short-term liability for this matter is limited. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve. Six and a half million of the amounts paid under the interim settlement will be used to fund part of the design work NCR and G-P are performing under the AOC discussed above.

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

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2004, the maximum future payment obligation of this guaranteed value was $11 million and an associated liability balance of $8 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at March 31, 2004. The Company has not recorded a liability in connection with these guarantees.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine, and cost of replacement parts. Each business unit consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. Any additional warranty coverage requested by NCR’s customers is accounted for as a maintenance contract and revenue is recognized over the contract life. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve. The following table identifies the activity relating to the warranty reserve for the first quarter 2004:

In millions
Warranty reserve liability
Beginning balance at January 1	$18
Accruals for warranties issued	10
Settlements (in cash or in kind)	(10)

Ending balance at March 31	$18

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the extended warrant period. Amounts associated with these maintenance contracts are not included in the table above.

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

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, as the inclusion thereof would have been anti-dilutive because of the net loss in each period. As of March 31, 2004 and March 31 2003, fully diluted shares would have been 96.1 million and 97.2 million shares, respectively.

11. SEGMENT INFORMATION

NCR is managed through the following business units which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services, and (7) Other, which primarily relates to the resale of third-party hardware and related professional and installation services in our high availability and networking services businesses, and to a business that is not aligned to NCR’s other segments.

The following table presents data for revenue by operating segment for the periods ended March 31:

	Three Months Ended March 31
In millions	2004	2003
Revenue by segment

Data Warehousing
Products	$159	$146
Professional and installation-related services	76	71

Data Warehousing solution	235	217
Data Warehousing support services	71	61

Total Data Warehousing revenue	306	278

Financial Self Service
Products	198	182
Professional and installation-related services	53	44

Total Financial Self Service revenue	251	226

Retail Store Automation
Products	115	101
Professional and installation-related services	50	48

Total Retail Store Automation revenue	165	149

Systemedia	114	112

Payment and Imaging
Products	20	24
Professional and installation-related services	9	7

Total Payment and Imaging revenue	29	31

Customer Services
Professional and installation-related services	72	63
Customer Service Maintenance:
Financial Self Service	138	132
Retail Store Automation	113	119
Payment and Imaging	27	26
Other	96	108

Total Customer Services revenue	446	448

Other
Products	22	26
Professional and installation related services	24	22

Total Other revenue	46	48

Elimination of installation-related services included in both the Customer Services segment and other reported segments	(67)	(58)

Total Revenue	$1,290	$1,234

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statement of operations:

	Three Months Ended March 31
In millions	2004	2003
Total Product Revenue	$628	$591
Total Services Revenue	662	643

Total Revenue	$1,290	$1,234

The following table presents data for operating income (loss) by segment for the periods ended March 31:

	Three Months Ended March 31
In millions	2004	2003
Operating income (loss) by segment
Data Warehousing	$49	$31
Financial Self Service	17	9
Retail Store Automation	(8)	(23)
Systemedia	2	(1)
Payment and Imaging	1	5
Customer Services	(4)	3
Other	(13)	(14)
Elimination of installation-related services operating income included in both the Customer Services segment and other reported segments	(20)	(18)

Subtotal - Segment operating income (loss)	24	(8)
Pension expense	(32)	(24)

Total loss from operations	$(8)	$(32)

12. SUBSEQUENT EVENT

As disclosed in NCR’s Form 10-K for the year ended December 31, 2003, the Company had entered into an agreement in principle to acquire the self-checkout business of Optimal Robotics Corp. (Optimal) and certain of its affiliates. Optimal terminated this agreement in April 2004 and paid NCR a $3 million fee (pre-tax) in connection with the termination, which will be recorded in the second quarter of 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

We experienced an improved first quarter in 2004 as total Company revenue grew 5% and we narrowed our operating loss by $24 million. Foreign currency changes provided a 6 percentage point benefit to first quarter 2004 revenue. The operating loss improvement in the seasonally weak first quarter was due to cost and expense reductions, increased volumes and the favorable impact of foreign exchange. These first quarter 2004 results are a solid start to meeting the majority of our key value drivers for the year. Our progress with respect to these key value drivers in the first quarter of 2004 is as follows:

•	Data Warehousing revenue growth – Demand for our Data Warehousing solutions was strong during the quarter as we experienced revenue growth beyond foreign currency fluctuations.

•	Financial Self Service revenue growth – Similar to Data Warehousing, Financial Self Service saw growth beyond foreign currency fluctuations as volumes in the Europe/Middle East/Africa (EMEA) region increased in the first quarter of 2004 as compared to the first quarter of 2003.

•	Retail Store Automation profitability – While we had an operating loss for the first quarter of $8 million, it was significantly less than the $23 million loss in the first quarter of 2003. We believe we will achieve our goal of full year 2004 profitability for this business due to the operational improvements we are making.

•	Customer Services performance – Although our goal for this business is to improve profitability, Customer Services experienced an operating loss for the quarter due to pricing competition for services contracts and the continued decline of higher margin revenue from businesses we exited in the 1990s. This is in contrast to the first quarter of 2003 results in which we had operating income of $3 million.

•	Cost and expense reductions – We continued our progress in lowering our cost and expense structure as evidenced by the Company’s lower operating loss in this quarter.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also made progress this quarter on our key strategic initiatives. These initiatives and the actions we are taking are as follows:

1)	Continue to improve our value propositions – We were encouraged by the first quarter of 2004 revenue growth in Data Warehousing, Financial Self Service, and Retail Store Automation segments and the quality of new customers realizing the value of our solutions. We realize there is still much work ahead of us to keep this momentum. We plan to continue to make investments in areas of research and development and other value added activities in our current product offerings.

2)	Enhance demand creation – We have been increasing the number of employees dedicated to demand creation through the hiring of additional sales people. As these new sales associates become assimilated, we expect to see an increase in our overall sales opportunity funnel as the capital spending environment improves. We plan to continue our investments in our sales force through the hiring of additional sales associates and training opportunities.

3)	Improve performance in Customer Services – While this segment had an operating loss for the first quarter of 2004, we are focused on reversing the trend of declining profitability for Customer Services. We have been eliminating costs from this business, but pricing pressures and exited businesses have offset these improvements. We are changing our processes in product development for Financial Self Service and Retail Store Automation solutions so that our products are designed for serviceability, which should reduce time spent on incidents, increase our remote diagnostic capabilities, and lower our cost of service. For the remainder of the year, we are also concentrating on increasing the service capture rate of NCR products and protecting our intellectual property relative to replacement parts and product diagnostics. The changes we are making in this organization will take time to implement and profitability improvement is not expected to occur in 2004.

4)	Continue to reduce our cost structure – We are progressing toward our goal of achieving $250 million of annualized cost savings in 2005, using our 2002 results as a starting point. This includes standardizing our global processes to eliminate redundancies across our organization.

The actions we are taking in these areas are to position NCR for long-term success. The results of these initiatives should be seen in both the short and long-term. We expect to continue with these initiatives throughout 2004, as we position the Company for growth and profitability.

Results of Operations for Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,
In millions	2004	2003
Consolidated revenue	$1,290	$1,234

Consolidated gross margin	$322	$307
Consolidated operating expenses:
Selling, general and administrative expenses	273	280
Research and development expenses	57	59

Consolidated loss from operations	$(8)	$(32)

Revenue for the three months ended March 31, 2004 was $1,290 million, an increase of 5% from the first quarter of 2003. The increase was led by strong revenue growth in our Financial Self Service, Retail Store Automation and Data Warehousing segments. The current period revenue increase included a 6 percentage point favorable impact from foreign currency fluctuations.

Our loss from operations during the first quarter of 2004 was $24 million lower than the first quarter of 2003 operating results. This improvement was driven by cost and expense reductions, volume and the favorable changes in foreign currency rates. Pension expense included in the loss from operations was $32 million compared to $24 million for the first quarter of 2004 and 2003, respectively.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2004 and 2003, were impacted by certain employee benefit plans as follows:

	Three Months Ended March 31
In millions	2004	2003
Pension expense	$32	$24
Postemployment expense	21	21
Postretirement expense	1	6

Net expense	$54	$51

During the three months ended March 31, 2004, NCR incurred $32 million of pension expense compared to $24 million in the first quarter of 2003. The increase was due primarily to discount rate reductions and increased amortization of actual asset returns between 2000 and 2002 which were less than expected. NCR expects to recognize a total of approximately $140 million of pension expense in 2004.

Postemployment plan expense during the first three months of 2004 stayed flat at $21 million compared with the same time period in 2003. Also during the first quarter of 2004, postretirement plan expense of $1 million was substantially lower than the expense of $6 million for the same three months in 2003. The decrease was due to the elimination of U.S. postretirement life insurance benefits and an increase in the rate of contributions from retiree participants effective in 2004.

Gross margin as a percentage of revenue for the three months ended March 31, 2004 increased slightly to 25.0% from 24.9% in the first quarter of 2003. Gross margin was impacted by $18 million of pension expense in the first quarter of 2004 compared to $13 million of pension expense in the same period of 2003, of which the services margin absorbed the largest share of the pension expense impact. Even with the increase in pension expense, services margins increased slightly, mainly due to increased revenues from higher margin Data Warehousing support services revenue. Conversely, product gross margin decreased slightly due to an adverse product mix in Data Warehousing revenue.

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, in the first quarter of 2004 were $330 million compared to $339 million for the first quarter of 2003. Total operating expenses included $14 million of pension expense compared to $11 million of pension expense for the three months ended March 31, 2004 and 2003, respectively. As a percent of revenue, total operating expenses improved to 25.6% from 27.5% for the three months ended March 31, 2003. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending.

Results of Operations by Segment

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income/loss for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 10% during the first quarter of 2004 to $306 million. This increase is an indicator of some recovery in the capital spending environment, although the forecast for the remainder of the year remains mixed. Hardware and software volumes were up as customers continue to recognize the benefits of our Data Warehousing analytical capabilities. Also, our current customer base continued to purchase services to maintain their systems. Foreign currency fluctuations provided a 6 percentage point benefit to current period revenue. Operating income increased 58% to $49 million in the first three months of 2004 from $31 million in the first quarter of 2003. Operating income was aided by higher margins in our support services revenue, increases in hardware and software volumes, and cost and expense reductions. These items offset the adverse product mix issue we experienced during the quarter.

Financial Self Service: Revenue for Financial Self Service grew 11% to $251 million from $226 million in the first quarter of 2004 as compared to the first quarter of 2003, respectively. Foreign currency fluctuations provided a 7 percentage point benefit to revenue in the first quarter of 2004. The revenue growth in this segment was driven mainly by increased volumes in the EMEA region, as we experienced a mix of new customer and upgrade revenue. The revenue growth increase is even more significant given the success in replacing the 7-Eleven Vcom project revenue from 2003. Operating income improved $8 million to $17 million in the first quarter of 2004. The improvement was due to the volume increases discussed above and currency rate changes.

Retail Store Automation: Retail Store Automation revenue rose 11% to $165 million from $149 million in the first three months of 2004 as compared to the same period for 2003, respectively. The increase in revenue was driven by replacing several significant rollouts from last year with growth in NCR’s FastLane™ and RealPOS™ solutions, software, and store consulting services. Foreign currency fluctuations provided a 5 percentage point benefit to first quarter 2004 revenue.

Operating loss decreased $15 million to $8 million in the first quarter of 2004. The year-over-year decrease in the operating loss was due to cost and expense reductions, foreign currency fluctuations, and the operating margin improvement from the increase in volume discussed above.

Systemedia: Revenue for Systemedia increased 2% to $114 million during the first quarter of 2004 as compared to the same period for 2003. The increase in revenue was mainly driven by foreign currency fluctuations, which resulted in a 5 percentage point impact on revenue for the quarter. Operating income was $2 million compared to an operating loss of $1 million for the three months ended March 31, 2004 and 2003, respectively. Operating income increased due to lower production costs and reduced overhead expenses.

Payment and Imaging: Payment and Imaging revenue declined to $29 million from $31 million, or 6%, for the three months ended March 31, 2004 and 2003, respectively. The decline in revenues was primarily attributable to the timing of installations after a strong fourth quarter of 2003. Foreign currency changes provided a 2 percentage point benefit to first quarter 2004 revenue. Operating income declined $4 million to $1 million in the first three months of 2004. The operating income decrease was due to the lower volumes mentioned above, but also due to the shift in product mix from higher margin check transport technology to image-based solutions.

Customer Services: Revenue for Customer Services of $446 million was roughly flat compared to $448 million of revenue for the first quarter of 2003; however, foreign currency changes provided a 6 percentage point benefit for the first quarter of 2004 amount. Operating loss for the first quarter of 2004 was $4 million compared to operating income of $3 million in the first three months of 2003. Revenue and operating income continued to be affected by strong competition from a pricing perspective and our declining base of higher-margin exited businesses revenue. We continue to focus on our internal processes in order to reduce our cost structure to offset the impact of exited businesses, which we believe will enable us to become more competitive in the services market. The effect of declining revenue in exited businesses, which is expected to end in 2005, will continue to offset these cost reductions; therefore, the full effect of any savings may not be seen in the immediate future.

Other: Revenue for the Other segment decreased 4% to $46 million in the first three months of 2004 from $48 million during the same period for 2003. Operating loss decreased to $13 million in the first quarter of 2004 from $14 million in the first quarter of 2003. The decline in revenue was due to anticipated lower third-party product sales. Operating loss slightly improved due to higher service revenue, which carries higher margins, and cost reduction efforts.

Revenue by Region

Revenue in the first quarter of 2004 compared with the first quarter of 2003 increased 10% in Japan, increased 5% in EMEA, increased 2% in the Americas, and was flat in the Asia/Pacific (excluding Japan) regions. Changes in foreign currency rates provided an 11 percentage point, a 10 percentage point, and a 7 percentage point benefit to first quarter 2004 revenue in the EMEA, Japan, and Asia/Pacific regions, respectively. The revenue growth in the Japan region was due to higher revenue in Retail Store Automation, which was offset by foreign currency changes affecting all of our segments that operate in the region. In our EMEA region, Financial Self Service experienced significant growth beyond foreign currency changes as order activity was higher than the same period last year. In the Americas region, strong revenue growth in Data Warehousing and Retail Store Automation, and to a lesser extent Financial Self Service, was offset by declines in Customer Services.

The Americas region comprised 49% of our total revenue in the first quarter of 2004, while the EMEA region comprised 34%, Asia/Pacific region comprised 10%, and Japan comprised 7%.

Interest expense and other income

Interest expense decreased to $5 million during the first quarter of 2004 from $7 million in the first quarter of 2003 due to lower interest expense on the $300 million of senior unsecured notes. In the fourth quarter of 2003, we entered into an interest rate swap agreement to convert a portion of these notes to a variable rate, which is currently lower than the 7.125% fixed rate that was in effect in the first quarter of 2003.

Other income, net, for the first quarter of 2004 was $7 million compared to $2 million for the first three months of 2003. The increase was mainly due to gains from real estate sales of $4 million during the first quarter of 2004.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates. At an estimated effective tax rate of 27% for 2004 and 28% for 2003, the first quarter income tax benefit was $1 million in 2004 compared to a $10 million benefit in the first quarter of 2003. Our effective tax rate for the first quarter of 2004 compared to the first quarter of 2003 has decreased due to higher profitability in certain foreign jurisdictions with tax carryforward losses. The tax rate for the remainder of 2004 should continue at 27%.

NCR is working to resolve tax audits related to prior years in various jurisdictions and anticipates the resolution to several of these audits in upcoming quarters. While NCR believes that it is appropriately reserved with regard to these audits as of March 31, 2004, to the extent that additional tax benefits result from such resolutions, it would impact the tax provision in the period in which such resolution is reached.

Restructuring and Re-Engineering

During the first quarter of 2004, we continued with our re-engineering plans announced in 2002 to drive operational efficiency throughout our organization. The key points from this quarter’s activities were as follows:

1) Continued reduction of costs and expenses – We continued to eliminate unnecessary costs and expenses from our business to stay on track with our goal of delivering $250 million of annualized cost savings in 2005, using 2002 as a starting point. During the quarter, these reductions were evidenced by our slightly improved gross margin percentage and lower selling, general and administrative and research and development expenses.

2) Enterprise Resource Planning (ERP) system implementation – We completed the implementation of our ERP system in the United Kingdom and Ireland during the first quarter and we expect to have most of our European countries converted to ERP by early 2005.

3) Transaction processing transition to Accenture LLP (Accenture) – The transition of many of NCR’s key transaction processing activities to Accenture continued in the first quarter of 2004. We are still in the preliminary stages of transferring responsibility of these activities to Accenture and these transaction activities will increase in volume and complexity in the second and third quarters of 2004 and will be mostly completed in 2005.

4) Real estate consolidation and restructuring – Our real estate consolidation and restructuring plan continued in the first quarter of 2004 by selling properties for a total pre-tax gain of $4 million. Also, we entered into a sale-leaseback transaction for property owned in Japan in which we will move into more cost effective leased space by the end of 2004. We are currently negotiating to sell additional properties by the end of 2004, which may provide incremental earnings per share in 2004 if we are successful in closing the transactions. Also, for the period ending March 31, 2004, NCR utilized $1 million of the restructuring reserve as described in Note 4 of the Notes to Condensed Consolidated Financial Statements. The majority of the lease obligations relating to the reserve will continue through 2005, with one remaining obligation continuing to 2009.

While we have many ongoing projects relating to our re-engineering plans, maintaining a strong level of internal control effectiveness is critical to our business. This will be especially important this year and beyond as we work to certify our internal control effectiveness in response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Ongoing business process initiatives, such as the movement towards global processes, the continued implementation of an ERP system, and the transition of key transaction processing activities and functions to Accenture, add to the task of meeting our certification requirements. NCR’s management is focused on mitigating the risks involving these changes through constant oversight, conscientious design, and regular review of our internal control structure as we proceed with these initiatives.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow”, which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are GAAP measures that are directly from the Condensed Consolidated Statement of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under accounting principles generally accepted in the United States of America.

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

In millions	Three Months Ended March 31
	2004	2003
Net cash provided by operating activities	$ 9	$102
Less: Net expenditures for reworkable service parts	17	32
Less: Expenditures for property, plant and equipment	11	14
Less: Additions to capitalized software	17	16

Free cash flow	$(36)	$40

Our free cash flow for the first quarter of 2004 compared to the first quarter of 2003 decreased $76 million due to a decrease in our cash provided by operating activities. Although accounts receivable decreased during the first quarter of 2004, the decrease was not as significant as the first quarter of 2003. This was due to higher revenue levels in the fourth quarter of 2003 as compared to the fourth quarter of 2002 and a large receivable from a customer in our Asia/Pacific region that was collected in April 2004. Cash used for current payables increased as compared to last year due to an increase in incentive compensation plan payments, which are typically made in the first quarter of the year and relate to the prior full year operating performance of the Company. Also affecting the first quarter 2004 versus first quarter 2003 cash flow from operating activities was a larger increase in inventories. This was mainly due to timing in our inventory planning as we pre-built some of our 2004 second quarter inventory requirements based on projections for second quarter orders. Also, inventories have continued to increase in Retail Store Automation with the aggressive conversion to a new configure-to-order model, which drives shorter lead times. Our capital invested in the business decreased $17 million to $45 million in the first quarter of 2004, as compared to the same period for 2003, as we continue to limit our discretionary spending.

Cash proceeds from real estate transactions and sales of property, plant, and equipment provided $57 million of cash during the quarter as we continue to reduce our real estate holdings. Also during the quarter, we repurchased $90 million of our common stock under our publicly announced Board of Directors authorized share purchase plans (see Note 7 of Notes to Condensed Consolidated Financial Statements for details). Other financing activities include cash received from stock compensation exercises, which was higher than last year due the higher stock price in the first quarter of 2004 as compared to 2003.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2003. Our long-term debt is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Also, our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

Cost/Expense Reductions We are actively working to manage our costs and expenses to continue to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. We are also striving to become a lower cost provider of certain Financial Self Service and Retail Store Automation solutions. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

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

As previously disclosed in our Form 10-K for the year ended December 31, 2003, we had entered into an agreement in principle to acquire the self-checkout business of Optimal Robotics Corp. (Optimal) and certain of its affiliates. Optimal terminated this agreement in April 2004 and paid us a $3 million fee (pre-tax) in connection with the termination, which will be recorded in the second quarter of 2004.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” in our Form 10-K for the year ended December 31, 2003. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Stock Compensation Accounting Similar to other companies, we use stock options and other stock based awards as a form of compensation for certain employees. Currently, the expense of stock options is not reflected in our operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Note 7 of Notes to Condensed Consolidated Financial Statements discloses the current and past quarter’s theoretical impact of expensing employee stock compensation based on the fair value of the grants. Our future operating results will be affected if the FASB’s proposed statement on expensing all forms of stock compensation based on the fair value of grants is enacted.

We believe that our theoretical stock compensation pre-tax expense for full-year 2004 will be equal to or less than our full-year 2003 theoretical stock compensation pre-tax expense; however, projecting the tax benefit or expense for employee stock compensation is complex. The tax impact from stock compensation is impacted by actual employee exercises of options, forfeitures, and cancellations, among other items, which are difficult to forecast. As a result, any predictions of the actual amount of the after-tax stock compensation expense of the Company in future periods are subject to these variable events.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the first quarter of 2004, our percentage of revenues from outside of the United States was 57%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 9 of Notes to Condensed Consolidated Financial Statements, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2003 Form 10-K and determined that no changes, additions, or deletions are needed to the policies as disclosed. Also, there were no significant changes in our estimates associated with those policies. See Note 9 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the first quarter of 2004.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was approximately 6 percent weaker in the first quarter of 2004 as compared to the first quarter of 2003 based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2004 and 2003, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $14 million increase or a $16 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $14 million decrease or a $16 million decrease in the fair value of the hedge portfolio as of March 31, 2004 and 2003, respectively.

The interest rate risk associated with our borrowing and investing activities at March 31, 2004, was not material in relation to our consolidated financial position, results of operations or cash flows. During 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. However, we believe that the reserves for potential losses are adequate. At March 31, 2004 and 2003, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the first quarter of 2004, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In the fourth quarter of 2003, the Company started the transition of its accounts payable and general ledger activities to Accenture LLP (Accenture), a global outsourcing services provider. As of March 31, 2004, there were no changes in the effectiveness of internal controls for these activities. These transaction activities will increase in volume and complexity in the second and third quarters of 2004 and will be mostly completed in 2005. The Company has strong transition governance in place and while we do not believe that there will be an impact on our internal control structure, the transition to Accenture will be a significant change in the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 9 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The share purchase information required by this item is included in the material under Note 7 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 2 by reference and made part hereof.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2004. NCR’s Annual Meeting of Stockholders was held on April 28, 2004. At the Annual Meeting, stockholders voted on three matters: a proposal to elect Edward P. Boykin, Linda Fayne Levinson, and Victor L. Lund as Class B directors, and James M. Ringler as a Class A director, a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2004, and a stockholder proposal regarding auditor fees. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class B Directors:

Edward P. Boykin	For: 71,534,663	Withheld: 4,478,274
Linda Fayne Levinson	For: 72,421,393	Withheld: 3,591,544
Victor L. Lund	For: 72,645,714	Withheld: 3,367,223

Election of Class A Director:

James M. Ringler	For: 73,125,196	Withheld: 2,887,741

Directors whose term of office continued after the meeting:

Mark P. Frissora

Mark V. Hurd

Lars Nyberg

C.K. Prahalad

William S. Stavropoulos

2.	Approve appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

For:	72,079,527
Against:	3,416,186
Abstain:	517,211

3.	Stockholder proposal regarding auditor fees.

For:	7,513,231
Against:	57,157,550
Abstain:	930,328

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1		Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2		Bylaws of NCR Corporation, as amended and restated on January 28, 2004 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

4.1		Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2		Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3		NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4		Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5		Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6	(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

31.1		Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.

31.2		Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.

32		Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, NCR filed or furnished the following Form 8-K reports with the SEC. See below for a description of those reports.

NCR furnished a Current Report on Form 8-K, dated January 14, 2004, which reported under Item 12 of such form the Press Release announcing its expected fourth-quarter 2003 revenue and earnings per share amounts along with its forecast for 2004 earnings per share.

NCR furnished a Current Report on Form 8-K, dated January 27, 2004, which reported under Item 12 of such report the Press Release announcing its fourth-quarter 2003 revenue, operating income and earnings per share amounts along with its forecast for 2004 results.

NCR filed a Current Report on Form 8-K, dated February 16, 2004, which reported under Item 5 of such form the Press Release announcing an agreement in principle for NCR to acquire the self-checkout business of Optimal Robotics Corp.

NCR and Teradata, are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries. NCR FastLane and RealPOS are either registered trademarks or trademarks of NCR Corporation in the United States and/or in other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: May 10, 2004	By:	/s/ Peter Bocian
Peter Bocian, Vice President, Finance and Interim Chief Financial Officer