Form 10-Q
period 2004-06-30
NCR CORP
filed 2004-08-06
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock, $0.01 par value per share, outstanding as of July 30, 2004, was approximately 94.2 million.

PART I. Financial Information

PART II. Other Information

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Product revenue	$761	$675	$1,389	$1,266
Service revenue	691	691	1,353	1,334

Total revenue	1,452	1,366	2,742	2,600

Cost of products	478	444	888	827
Cost of services	581	563	1,139	1,107
Selling, general and administrative expenses	281	287	554	567
Research and development expenses	59	56	116	115

Total operating expenses	1,399	1,350	2,697	2,616

Income (loss) from operations	53	16	45	(16)

Interest expense	6	6	11	13
Other (income) expense, net	(4)	33	(11)	31

Income (loss) before income taxes	51	(23)	45	(60)

Income tax benefit	71	10	72	20

Net income (loss)	$122	$(13)	$117	$(40)

Net income (loss) per common share
Basic	$1.30	$(0.14)	$1.24	$(0.42)

Diluted	$1.27	$(0.14)	$1.22	$(0.42)

Weighted average common shares outstanding
Basic	94.1	94.8	94.4	95.4
Dilu ted	96.1	94.8	96.1	95.4

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	June 30 2004	December 31 2003
Assets
Current assets
Cash and cash equivalents	$633	$689
Accounts receivable, net	1,195	1,230
Inventories, net	382	308
Other current assets	205	195

Total current assets	2,415	2,422

Reworkable service parts and rental equipment, net	221	232
Property, plant and equipment, net	482	514
Goodwill	105	105
Prepaid pension cost	1,382	1,386
Deferred income taxes	553	558
Other assets	282	263

Total assets	$5,440	$5,480

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$4	$3
Accounts payable	425	414
Payroll and benefits liabilities	236	300
Customer deposits and deferred service revenue	427	362
Other current liabilities	508	500

Total current liabilities	1,600	1,579

Long-term debt	306	307
Pension and indemnity plan liabilities	479	484
Postretirement and postemployment benefits liabilities	261	272
Other liabilities	838	941
Minority interests	15	22

Total liabilities	3,499	3,605

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 93.9 and 94.7 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1	1
Paid-in capital	1,095	1,166
Retained earnings	816	699
Accumulated other comprehensive income	29	9

Total stockholders’ equity	1,941	1,875

Total liabilities and stockholders’ equity	$5,440	$5,480

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Six Months Ended June 30
	2004	2003
Operating Activities

Net income (loss)	$117	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	163
Deferred income taxes	4	(8)
Income tax settlement (Note 7)	(85)	—
Other adjustments, net	(1)	4
Changes in assets and liabilities:
Receivables	35	72
Inventories	(75)	(34)
Current payables	(74)	(70)
Customer deposits and deferred service revenue	65	64
Employee severance and pension	7	11
Other assets and liabilities	(39)	38

Net cash provided by operating activities	90	200

Investing Activities

Net expenditures and proceeds for service parts	(39)	(45)
Expenditures for property, plant and equipment	(33)	(29)
Proceeds from sales of property, plant and equipment	7	4
Expenditures for capitalized software	(40)	(33)
Other investing activities, net	(17)	(3)

Net cash used in investing activities	(122)	(106)

Financing Activities

Purchases of company common stock	(182)	(59)
Short-term borrowings, net	1	1
Long-term borrowings, net	—	—
Cash received from real estate transaction (Note 4)	50	—
Cash received from employee exercise of stock compensation	108	11
Other financing activities, net	1	2

Net cash used in financing activities	(22)	(45)

Effect of exchange rate changes on cash and cash equivalents	(2)	10

(Decrease) increase in cash and cash equivalents	(56)	59
Cash and cash equivalents at beginning of period	689	526

Cash and cash equivalents at end of period	$633	$585

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

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Comprehensive Income

Net income (loss)	$122	$(13)	$117	$(40)
Other comprehensive income, net of tax:
Unrealized gain on securities	1	5	2	5
Unrealized gain (loss) on derivatives	2	(8)	8	2
Currency translation adjustments	(4)	56	10	49

Total comprehensive income	$121	$40	$137	$16

In millions			June 30 2004	December 31 2003
Inventories
Work in process and raw materials			$82	$75
Finished goods			300	233

Total inventories, net			$382	$308

Other long-term liabilities
Tax accruals			$645	$730
Other			193	211

Total other long-term liabilities			$838	$941

3. NEW ACCOUNTING PRONOUNCEMENTS

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

Emerging Issues Task Force (EITF) Issue 03-6 In March 2004, the EITF ratified the consensuses on EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The consensus requires the use of a two-class method of calculating earnings per share under FASB Statement No. 128, “Earnings Per Share,” when a company has participating securities. A participating security is defined as a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. NCR does not currently have any participating securities, and although this guidance was adopted in the second quarter of 2004, it did not have any impact on the Company’s results of operations.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2003, was $7 million. For the six months ended June 30, 2004, NCR utilized $2 million of the reserve. The majority of the lease obligations will continue through 2005, with one remaining obligation continuing to 2009.

For the six months ended June 30, 2004, the Company recognized $3 million (after-tax) in net income from the disposal of real estate that was previously classified as held for sale. The net book value of the properties was $7 million. One of these properties has a note receivable bearing interest at 5% with nominal principal payments before a balloon payment of $5 million in 2007. Also, the Company executed a sale-leaseback transaction for property owned in Japan in the first quarter of 2004. Due to the terms of the leaseback, the transaction was treated as a financing. Accounting for this transaction requires that the $50 million of proceeds be treated as an obligation of the Company until the property is vacated by NCR. The cash received from the buyer of $50 million has been classified in financing activities on the statement of cash flows and as a current liability on the balance sheet. The net book value of the land and building of $34 million as of June 30, 2004, is classified as property, plant and equipment on the balance sheet. The Company will recognize the gain of approximately $12 million (pre-tax, net of selling expenses) from the completion of this transaction when the building is vacated, which is expected to occur in October 2004.

5. OTHER INTANGIBLE ASSETS

Other intangible assets were specifically identified when acquired. NCR’s other intangible assets are deemed to have finite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

In millions	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(11)	$19	$(15)
Intellectual property	17	(5)	13	(5)

Total Other Intangible Assets	$31	$(16)	$32	$(20)

The decrease in Patents since December 31, 2003 is due to a patent becoming fully amortized in the first quarter of 2004; therefore, it is no longer listed in the table above. The increase in intellectual property since December 31, 2003, is primarily due to the purchase of intellectual property licenses from Accenture LLP as part of our long-term service agreement. These assets will be fully amortized over a five year life beginning in 2004.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

For the six months ended June 30, 2004	For the year ended (estimated)
	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
$2	$5	$5	$3	$2	$1

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

7. INCOME TAXES

During the second quarter of 2004, NCR had tax accrual reversals totaling $85 million, which were recorded as income tax benefits, due to the settlement of tax audits for the period in which NCR was a subsidiary of AT&T Corp. (AT&T). These accruals were created during the early to mid-1990s for identified tax matters and remained on NCR’s balance sheet after the spin-off. AT&T closed these audits with the United States Internal Revenue Service. The result of this entry on the balance sheet was to decrease other long-term liabilities by $85 million. Also, the $85 million is shown on the statement of cash flows as a reconciling item between net income and cash provided by operating activities.

8. STOCK COMPENSATION PLANS AND STOCK REPURCHASE PROGRAMS

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

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income (loss) and net income (loss) per basic and diluted share for the three months and six months ended June 30 would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except for per share data	2004	2003	2004	2003
Net income (loss)	$122	$(13)	$117	$(40)

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	2	1	3	2
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	(1)	—	(1)	(1)

Subtotal: Add to net income (loss)	1	1	2	1

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	9	10	16	21
Tax (benefit) expense of stock-based employee compensation determined under fair value based method for awards	3	15	4	14

Subtotal: Deduct from net income (loss)	12	25	20	35

Pro forma net income (loss)	$111	$(37)	$99	$(74)

Basic net income (loss) per share:
As reported:	$1.30	$(0.14)	$1.24	$(0.42)
Pro forma:	$1.18	$(0.39)	$1.05	$(0.78)
Diluted net income (loss) per share:
As reported:	$1.27	$(0.14)	$1.22	$(0.42)
Pro forma:	$1.16	$(0.39)	$1.03	$(0.78)

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per basic and diluted share in future years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors That May Affect Future Results” section, included in this Form 10-Q for a further discussion of stock compensation accounting and its effect on NCR.

The pro forma net income (loss) and net income (loss) per basic and diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Risk-free interest rate	3.72%	2.89%	2.99%	2.96%
Expected volatility	45%	45%	45%	45%
Expected holding period (years)	5	5	5	5

Purchase of Company Common Stock

For the six months ended June 30, 2004, the Company made the following purchases of its common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
January 1 through January 31, 2004	185,000	$40.65	185,000	—
February 1 through February 29, 2004	1,525,000	$44.12	865,000	660,000
March 1 through March 31, 2004	340,000	$44.26	250,000	90,000

First quarter total	2,050,000	$43.83	1,300,000	750,000

April 1 through April 30, 2004	—	$—	—	—
May 1 through May 31, 2004	1,283,500	$46.11	510,000	773,500
June 1 through June 30, 2004	666,500	$48.77	504,500	162,000

Second quarter total	1,950,000	$47.02	1,014,500	935,500

Year to date total	4,000,000	$45.39	2,314,500	1,685,500

The 2000 Board of Directors share purchase program authorizes the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the ESPP. Under the 1999 Board of Directors authorized program, the Company has an additional $98 million authorized for NCR common stock purchases.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2004	2003	2004	2003	2004	2003
Net service cost	$13	$12	$11	$11	$24	$23
Interest cost	45	45	21	19	66	64
Expected return on plan assets	(51)	(50)	(33)	(33)	(84)	(83)
Settlement charge	—	—	—	—	—	—
Curtailment charge	1	—	—	—	1	—
Amortization of:					—	—
Transition asset	—	—	—	—	—	—
Prior service cost	—	1	1	2	1	3
Actuarial loss	15	13	9	4	24	17

Net benefit cost	$23	$21	$9	$3	$32	$24

Components of net periodic benefit expense for the six months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2004	2003	2004	2003	2004	2003
Net service cost	$26	$24	$22	$21	$48	$45
Interest cost	90	89	42	38	132	127
Expected return on plan assets	(102)	(100)	(66)	(65)	(168)	(165)
Settlement charge	—	—	—	—	—	—
Curtailment charge	1	—	—	—	1	—
Amortization of:
Transition asset	(1)	(1)	—	—	(1)	(1)
Prior service cost	—	3	2	4	2	7
Actuarial loss	31	27	19	8	50	35

Net benefit cost	$45	$42	$19	$6	$64	$48

The net periodic benefit cost of the postretirement plan for the three months and six months ended June 30 were:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net service cost	$—	$—	$—	$—
Interest cost	2	6	5	11
Expected return on plan assets	—	—	—	—
Curtailment charge (credit)	—	—	—	—
Amortization of:
Prior service cost (benefit)	(3)	(2)	(6)	(3)
Actuarial loss	1	2	2	4

Net benefit cost	$—	$6	$1	$12

Employer Contributions

Pension For the three months ended June 30, 2004, NCR contributed $0 to its U.S. qualified pension plan, approximately $20 million to international plans, and $2 million to its executive plan. For the six months ended June 30, 2004, NCR contributed $0 to its U.S. qualified pension plan, approximately $40 million to international plans, and $4 million to its executive plan. NCR anticipates contributing an additional $67 million to international pension plans and $4 million to its executive pension plan in 2004 for a total of $107 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2004.

During the second quarter of 2004, the Company made changes to NCR’s U.S. defined benefit pension plans in order to limit eligibility to U.S. based employees who are at least 40 years old and hired at August 31, 2004. While this change does not result in an immediate effect to the 2004 full year pension expense, the Company believes it will reduce the expense for the U.S. plans in future periods.

Postretirement For the three months ended June 30, 2004, the Company made $10 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2004, NCR made $19 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $19 million to its U.S. postretirement plan for a total of $38 million in 2004.

Other Employee Benefit Plans

Postemployment The Company accounts for its postemployment benefits using FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires actuarial estimates and assumptions to be used in the determination of the Company’s liability. During the second quarter of 2004, the Company refined the information supporting the involuntary turnover assumption for the severance plan based on planned headcount reduction actions, primarily concentrated in our Customer Services segment. This change in estimate caused an incremental $10 million of severance expense in the second quarter of 2004 and will have a $21 million total incremental expense impact for the year ended December 31, 2004. The accrued postemployment liability as of June 30, 2004 and December 31, 2003 was $102 million and $95 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2004, cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter was approximately $78 million as of June 30, 2004 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The reserve has decreased from the end of the fourth quarter of 2003 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

AT&T and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above.

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

Other Commitments

The Company entered into a settlement agreement with a partner in the Customer Services business for fees owed from a services agreement entered into in 2002 and continues to be in existence through the date of this report. The Company has a recorded reserve of $12 million as of June 30, 2004, of which $7 million was recorded as expense in the second quarter of 2004. The reserve as of June 30, 2004, consists of $10 million related to past fees owed under the services agreement and $2 million primarily related to other 2004 matters with this services partner and agreement. As a result of the settlement, a $10 million payment was made subsequent to the quarter ended June 30, 2004, with the remaining amount expected to be utilized later in 2004.

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2004, the maximum future payment obligation of this guaranteed value was $10 million and an associated liability balance of $8 million.

NCR has an equity investment in an affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at June 30, 2004. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve:

In millions	Six Months Ended June 30
	2004	2003
Warranty reserve liability
Beginning balance at January 1	$18	$16
Accruals for warranties issued	23	23
Settlements (in cash or in kind)	(20)	(21)

Ending balance at June 30	$21	$18

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

11. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding includes the additional dilution from potential common stock, such as stock options and restricted stock awards, when appropriate.

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

12. SEGMENT INFORMATION

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

The following table presents data for revenue by operating segment for the periods ended June 30:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenue by segment

Data Warehousing
Products	$179	$151	$338	$297
Professional and installation-related services	81	82	157	153

Data Warehousing solution	260	233	495	450
Data Warehousing support services	71	67	142	128

Total Data Warehousing revenue	331	300	637	578

Financial Self Service
Products	262	204	460	386
Professional and installation-related services	68	56	121	100

Total Financial Self Service revenue	330	260	581	486

Retail Store Automation
Products	156	141	271	242
Professional and installation-related services	56	63	106	111

Total Retail Store Automation revenue	212	204	377	353

Systemedia	117	122	231	234

Payment and Imaging
Products	26	27	46	51
Professional and installation-related services	10	9	19	16

Total Payment and Imaging revenue	36	36	65	67

Customer Services
Professional and installation-related services	84	81	156	144
Customer Service Maintenance:
Financial Self Service	139	136	277	268
Retail Store Automation	116	118	229	237
Payment and Imaging	28	27	55	53
Other	86	101	182	209

Total Customer Services revenue	453	463	899	911

Other
Products	21	30	43	56
Professional and installation-related services	30	26	54	48

Total Other revenue	51	56	97	104

Elimination of installation-related services included in both the Customer Services segment and other reported segments	(78)	(75)	(145)	(133)

Total Revenue	$1,452	$1,366	$2,742	$2,600

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statements of operations:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Total Product Revenue	$761	$675	$1,389	$1,266
Total Services Revenue	691	691	1,353	1,334

Total Revenue	$1,452	$1,366	$2,742	$2,600

The following table presents data for operating income (loss) by segment for the periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Operating income (loss) by segment

Data Warehousing	$60	$32	$109	$63
Financial Self Service	54	32	71	41
Retail Store Automation	5	—	(3)	(23)
Systemedia	1	3	3	2
Payment and Imaging	5	5	6	10
Customer Services	(8)	7	(12)	10
Other	(8)	(15)	(21)	(29)

Elimination of installation-related services operating income included in both the Customer Services segment and other reported segments	(24)	(24)	(44)	(42)

Subtotal - Segment operating income	85	40	109	32

Pension expense	(32)	(24)	(64)	(48)

Total income (loss) from operations	$53	$16	$45	$(16)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

The second quarter of 2004 was another positive quarter as we generated revenue growth along with a significant increase in operating income. We continued to see strong demand for our Data Warehousing and Financial Self Service solutions during the quarter along with the realization of benefits from our cost and expense reductions. Our progress with respect to our key value drivers in the second quarter of 2004 is as follows:

•	Data Warehousing revenue growth – Data Warehousing revenue grew at a strong pace in the second quarter as companies continue to invest in the strong analytic value proposition our Teradata® data warehouses provide.

•	Financial Self Service revenue growth – Financial Self Service is continuing to grow revenue at a significant rate due to an upgrade cycle starting in the United States related to deposit-capable ATMs and strong growth in the Europe/Middle East/Africa (EMEA) region.

•	Retail Store Automation profitability – Retail Store Automation achieved an operating profit of $5 million in the second quarter of 2004 and is well positioned to achieve full-year profitability.

•	Customer Services performance – Although we are continuing our actions to improve the financial results of this segment, we are still being hampered by price erosion due to competition and a less favorable mix of high-margin maintenance revenue from businesses we exited in the 1990s. Also affecting this quarter’s results was additional severance expense incurred due to actions we will be taking in this business to improve future performance and a settlement regarding a master agreement with a third party hardware provider.

•	Cost and expense reductions – The cost and expense reductions started in 2003 continue to yield benefits to our gross margin and operating income.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also made progress this quarter on our key strategic initiatives. These initiatives and the actions we are taking are as follows:

1)	Continue to improve our value propositions – With our Teradata data warehouses continually being recognized as a best-in-class product and our ATM business experiencing significant growth for the year to date period, we believe the value propositions we are taking to the market are strong and we can continue to improve them. We plan to continue to make investments in areas of research and development and other value added activities in our current product offerings.

2)	Enhance demand creation – We continue to make investments in the hiring of new sales people and additional training opportunities for our current sales associates. Increasing our direct sales force should drive more opportunities through our sales process, which we then need to convert into wins. The second quarter of 2004 was a successful quarter in that respect, but the timing of capital spending decisions by our customers has a large impact on this process.

3)	Improve performance in Customer Services – Our Customer Services business continues to experience a revenue base that is declining at a faster rate than we can reduce costs. This is partially due to our global operations, in which we operate in regions, such as Europe, where it is difficult to reduce headcount. We continue to analyze our operations to reduce costs, but we are also taking actions, which may have an increased expense impact in the short-term, to position this business for long-term financial success. Part of this strategy includes increased severance actions that we will take over the next year. Despite the impact to current and future year results, decisions such as this should position this business for long-term success. Beyond headcount reductions, we are concentrating on increasing the maintenance capture rate of NCR products and decreasing our focus on servicing non-NCR products. This should be accomplished by increasing our focus on selling products and services together because we believe this gives us a competitive advantage and increases the effectiveness of our sales people.

4)	Continue to reduce our cost structure – To improve our competitive position in the market, we continue to optimize our cost and expense structure. The actions we have taken to date have yielded positive results towards our goal of delivering $250 million of annualized cost savings in 2005, using 2002 as a starting point. Limiting our spending along with longer term benefits of modifying our pension and other benefit plans will facilitate the reduction of our cost structure for the long-term success of the Company.

We expect to continue with these initiatives throughout 2004, as we position the Company for growth and profitability.

Results of Operations for Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

In millions	Three Months Ended June 30
	2004	2003
Consolidated revenue	$1,452	$1,366

Consolidated gross margin	$393	$359
Consolidated operating expenses:
Selling, general and administrative expenses	281	287
Research and development expenses	59	56

Consolidated income from operations	$53	$16

Total Company revenue increased 6% in the second quarter of 2004 versus the same period for 2003 due to double-digit revenue growth in Financial Self Service and Data Warehousing. Consolidated revenue grew beyond the effects of foreign currency fluctuations, which provided a 3 percentage point favorable impact. While we are not considering this a turnaround in the technology spending environment, we are encouraged because we believe this revenue growth is an indictor of our strong value propositions. Income from operations during the three months ended June 30, 2004 grew to $53 million as we continue to leverage our cost and expense reductions against increases in revenue due to higher volumes.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2004 and 2003, were impacted by certain employee benefit plans as follows:

In millions	Three Months Ended June 30
	2004	2003
Pension expense	$32	$24
Postemployment expense	31	21
Postretirement expense	—	6

Net expense	$63	$51

During the three months ended June 30, 2004, NCR incurred $32 million of pension expense compared to $24 million in the second quarter of 2003. The increase was due primarily to discount rate reductions and increased amortization of actual investment returns between 2000 and 2002, which were less than expected. NCR expects to recognize a total of approximately $140 million of pension expense in 2004. Also during the quarter, we made changes to our U.S. defined benefit pension plans to limit eligibility to U.S. based employees who are at least 40 years old and hired by August 31, 2004. While this change does not result in an immediate effect to pension expense, we believe it will reduce the expense for the U.S. plans in future periods.

Postemployment plan expense during the three months ended June 30, 2004 was $31 million compared to $21 million during the same period last year. The $10 million increase for the quarter is due to refinements in the information supporting our involuntary turnover assumption for the severance plan based on planned headcount reduction actions, primarily concentrated in our Customer Services business. This change in estimate will also cause incremental expense of approximately $11 million for the remainder of the year. Also during the second quarter of 2004, postretirement plan expense of an immaterial amount was substantially lower than the expense of $6 million for the same three months in 2003. The decrease was due to the elimination of U.S. postretirement life insurance benefits in late 2003 and an increase in the rate of contributions from retiree participants effective in 2004.

For the second quarter of 2004, gross margin rose to 27.1% as a percentage of revenue compared to 26.3% for the three months ended June 30, 2003, even with the increased pension and severance costs mentioned above. The split between product and services margin; however, shows that the services margin, which declined in the year-over-year comparison, absorbed the majority of the pension and severance expense as well as being affected by price erosion due to competition. Product gross margin increased during the quarter due to strong volumes in our three major products segments and cost reductions in all of our businesses.

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $340 million compared to $343 million during the three months ended June 30, 2004 and 2003, respectively. Although total operating expenses did not decrease as significantly as past periods, as a percentage of revenue, total operating expenses improved to 23.4% from 25.1% for the respective periods. We continue to curtail our overall spending while reallocating some of these funds to value added activities, such as demand creation and research and development for our three major product businesses.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income or loss for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations in the second quarter of 2004.

Data Warehousing: Data Warehousing revenue increased 10% during the second quarter of 2004 to $331 million from $300 million in the second quarter of 2003. We were very successful in closing many of our open opportunities this quarter due to the strong value propositions our Data Warehousing solutions provide; however, we may not be able to maintain this high level of closing success in the remainder of the year. These volume increases in our products provided the majority of the growth for this segment. Foreign currency fluctuations provided a 3 percentage point benefit to the current period revenue. Due to the large volume increases and cost and expense reductions, operating income increased to $60 million for the three months ended June 30, 2004, from $32 million for the second quarter of 2003.

Financial Self Service: Financial Self Service revenue grew to $330 million in the second quarter of 2004 from $260 million for the same period in 2003, representing a 27% increase. Foreign currency fluctuations provided a 4 percentage point benefit to revenue in the second quarter of 2004. This revenue growth was driven by growth in the Americas region, as we benefited from an upgrade cycle in the United States due to regulatory changes. Also, we had several key wins in the EMEA region due to financial institutions replacing older units and growth in key areas such as Eastern Europe. Operating income also improved significantly to $54 million from $32 million for the respective periods. This growth was driven by the volume increases mentioned above along with the benefits of ongoing cost and expense reductions.

Retail Store Automation: For the second quarter of 2004, Retail Store Automation revenue grew 4% to $212 million from $204 million in the second quarter of 2003. The increase in revenue was driven by volume increases, as customers update their point-of-sale and scanner technology and continue to make investments in self-checkout, and changes in foreign currency rates. Foreign currency fluctuations provided a 3 percentage point benefit to second quarter 2004 revenue. Also during the quarter, Retail Store Automation experienced an increase in operating income to $5 million compared to breakeven performance for the same period of 2003. The increase in operating income was due to continuing success with the volume expansion mentioned above, expense reductions, and foreign currency fluctuations.

Systemedia: Systemedia experienced a 4% decline in revenue during the second quarter of 2004 as compared to the second quarter of 2003. Lower volumes in our non-U.S. markets combined with price erosion in our traditional product lines due to softness in the market caused the decline during the quarter. Foreign currency provided a 3 percentage point benefit to revenues during the quarter. Operating income decreased $2 million for the same reasons as revenue, but was offset partially by cost and expense reductions.

Payment and Imaging: Payment and Imaging revenue and operating income were flat for the second quarter of 2004 at $36 million and $5 million, respectively, compared to the same period for 2003. Foreign currency changes provided a 1 percentage point benefit to second quarter 2004 revenue. Financial institutions continue to shift to digital imaging products and away from traditional check processing equipment due to regulatory changes. As this shift continues, we expect growth in our imaging business to be more than offset by declines in our traditional check processing equipment business.

Customer Services: Revenue for Customer Services decreased 2% during the second quarter of 2004 to $453 million while operating results decreased to a loss of $8 million from income of $7 million for the three months ended June 30, 2004 and 2003, respectively. Foreign currency changes provided a 3 percentage point benefit to revenues for the second quarter of 2004. The financial results of this business continued to be adversely affected by price erosion due to strong competitive pressures and a declining base of higher-margin revenue from businesses that we exited in the 1990s. During the quarter, we recognized an incremental $9 million of severance expense as we increased our accruals for estimate changes in anticipation of actions we will take in future periods to reorganize this business and position it for future success. We also finalized a settlement agreement with a services partner relating to an agreement entered into in 2002. Due to this settlement, which was paid in July 2004, we recorded $7 million of incremental accruals in the second quarter. This was in addition to the $4 million recorded in the first quarter of 2004. This settlement resolves and clarifies the terms of the master agreement requirements.

Other: Revenue for the Other segment decreased 9% to $51 million in the three months ended June 30, 2004 from $56 million during the same period for 2003 as we continue to de-emphasize third-party product sales. Operating loss decreased to $8 million in the second quarter of 2004 from $15 million in the second quarter of 2003. The lower operating loss in 2004 is reflective of higher services revenue, which typically carries a higher margin than the third-party product sales.

Revenue by Region

Regional revenue for the three months ended June 30, 2004, compared to the same period for 2003 increased 7% in the Americas, 4% in EMEA, 1% in Asia/Pacific and declined 3% in Japan. Changes in foreign currency rates provided a 7 percentage point, a 5 percentage point, and a 4 percentage point benefit to second quarter 2004 revenue in the Japan, EMEA, and Asia/Pacific regions, respectively. Strong volumes in our three major product segments of Financial Self Service, Retail Store Automation, and Data Warehousing drove the Americas revenue growth. The revenue growth in the EMEA and Asia/Pacific regions was mainly due to foreign currency fluctuations and increased volumes in Financial Self Service. Finally, in our Japan region, a decline in Retail Store Automation’s regional revenue led to the overall decrease.

The Americas region comprised 50% of our total revenue in the second quarter of 2004, while the EMEA region comprised 31%, Asia/Pacific region comprised 11%, and Japan comprised 8%.

Interest expense and other income

Interest expense held steady at $6 million for the quarter ended June 30, 2004, as compared to the second quarter of 2003. Although the interest rate swap we entered into in the fourth quarter of 2003 is still lower than our fixed rate debt, additional interest expense from the $50 million of cash received from a real estate transaction in the first quarter of 2004, which is currently being treated as a financing, has offset some of the swap’s benefits in the second quarter of 2004.

Other income, net, for the second quarter of 2004 was $4 million compared to $33 million of expenses for the second quarter of 2003. The 2004 amount includes the $3 million acquisition break-up fee received from Optimal Robotics, and the three months ended June 30, 2003, includes a $35 million charge related to accruals for the Fox River environmental matter. This matter is discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Our second quarter of 2004 tax rate of -139% includes a significant infrequent item of $85 million of tax accrual reversals due to the settlement of tax audits for the period in which NCR was a subsidiary of AT&T Corp. (AT&T). This item provided a 166 percentage point benefit to the effective tax rate of 27% for the second quarter of 2004. These accruals were created for identified tax issues while NCR was an AT&T subsidiary during the early to mid 1990s, and remained on NCR’s balance sheet after the spin-off. AT&T closed these audits with the United States Internal Revenue Service.

NCR is working to resolve other tax matters related to prior years and anticipates the resolution to several of these matters in upcoming quarters. While NCR believes it is appropriately reserved with regard to these audits as of June 30, 2004, to the extent that additional tax benefits result from such resolutions, it would impact the tax provision in the period in which such resolution is reached.

The tax rate for the second quarter of 2003 was favorably impacted by the resulting tax benefit from increases to the reserves for the Fox River environmental matter. This matter provided a $13 million benefit to the tax provision for the quarter.

Results of Operations for Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

In millions	2004	2003
Consolidated revenue	$2,742	$2,600

Consolidated gross margin	$715	$666
Consolidated operating expenses:
Selling, general and administrative expenses	554	567
Research and development expenses	116	115

Consolidated income (loss) from operations	$45	$(16)

NCR’s revenue of $2,742 million for the six months ended June 30, 2004 was a 5% increase from the prior year period. This growth included 4 percentage points of favorable impact from foreign currency fluctuations. We have experienced strong growth in our Financial Self Service and Data Warehousing segments mainly due to higher product volumes along with additional growth in our Retail Store Automation business. Income from operations for the first six months of 2004 was positively impacted from our cost and expense reductions, increases in volume for our three main product segments, and benefits from foreign currency fluctuations. The increase in income from operations is of even greater significance considering the higher pension and severance costs we experienced during the 2004 period.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2004 and 2003, were impacted by certain employee benefit plans as follows:

	Six Months Ended June 30
In millions	2004	2003
Pension expense	$64	$48
Postemployment expense	52	42
Postretirement expense	1	12

Net expense	$117	$102

For the six months ended June 30, 2004, NCR incurred $64 million of pension expense compared to $48 for the same period for 2003. The increase was due primarily to discount rate reductions and increased amortization of actual investment returns between 2000 and 2002, which were less than expected. NCR expects to recognize a total of approximately $140 million of pension expense in 2004. Also during 2004, we made changes to our U.S. defined benefit pension plans in order to limit to U.S. based employees who are at least 40 years old and hired by August 31, 2004. While this change does not result in an immediate effect to pension expense, we believe it will reduce pension expense related to the U.S. plans for future periods.

Postemployment plan expense during the six months ended June 30, 2004 was $52 million compared to $42 million during the same period last year. The $10 million increase is due to refinements in the information supporting our involuntary turnover assumption for the severance plan based on planned headcount reduction actions, primarily concentrated in our Customer Services business. This change in estimate will cause approximately $11 million of incremental expense for the remainder of the year. Also, postretirement plan expense of $1 million was substantially lower than the expense of $12 million for the six month period in 2003. The decrease was due to the elimination of U.S. postretirement life insurance benefits in late 2003 and an increase in the rate of contributions from retiree participants effective in 2004.

We experienced an increase in gross margin for the six months ended June 30, 2004 from the same period for 2003 to 26.1% from 25.6%. The gross margin increase of 0.5 percentage points was led by product margins, which experienced higher levels due to improved volumes. Our cost reductions combined with volume increases in Financial Self Service, Data Warehousing and Retail Store Automation assisted in this growth. On the services business, gross margin decreased to 15.8% for the first six months of 2004 from 17.0% for the same period of 2003 as continued price erosion due to the competitive market and incremental operational costs affected this business.

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $670 million compared to $682 million during the six months ended June 30, 2004 and 2003, respectively. The total expense reduction was due to efforts to curtail our spending as we continue to challenge our infrastructure and benefit costs. While we continue our review of our overall cost structure, we are allocating additional spending to value-added activities such as sales and research and development for select business units in order to grow our revenue base.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, is incorporated by reference and made part hereof.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations in the six months ended June 30, 2004.

Data Warehousing: Revenue growth of 10% for Data Warehousing for the six months ended June 30, 2004, was mainly driven by increased product volumes and to a lesser extent increased support services. Foreign currency fluctuations provided a 4 percentage point benefit to this segment’s revenues during the first six months of 2004. This strong growth is indicative of customers valuing the superior analytical capabilities of our Data Warehousing solutions and the return on investment they can provide. Due to the fluctuations we have seen in the information technology environment in the past, our outlook remains relatively positive, although we expect to see revenue growth at a smaller level in the second half of 2004. Operating income for the six months ended June 30, 2004 and 2003, was $109 million and $63 million, respectively. The increase in operating income reflects the expanded volumes we experienced and the benefits of cost and expense reductions implemented by this business.

Financial Self Service: Revenue for Financial Self Service grew 20% to $581 million in the first six months of 2004. This increase was the result of growth in the Americas region as financial institutions in the United States upgrade their networks to meet recent regulatory changes and growth in the EMEA region from new order growth attributable to replacements of NCR and non-NCR equipment. The impact of foreign currency fluctuations provided a benefit of 6 percentage points to Financial Self Service revenue for the first six months of 2004. Operating income also grew significantly to $71 million from $41 million for the six months ended June 30, 2004 and 2003, respectively. Operating income improvements were driven by the increased volumes as well as cost and expense reductions.

Retail Store Automation: Retail Store Automation revenue grew 7% to $377 million from $353 million in the first six months of 2004 as compared to the same period for 2003, respectively. Foreign currency fluctuations provided a 4 percentage point benefit to the 2004 period’s revenue. The revenue growth was attributable to higher product volumes, as we continue to experience growth in self-checkout systems and point-of-sale terminals, as well as foreign currency rate changes. The operating loss decrease of $20 million to $3 million for the six months ended June 30, 2004, is the result of cost and expense reductions, higher volumes mentioned above, and favorable foreign currency fluctuations.

Systemedia: Revenue for Systemedia declined 1% to $231 million during the first six months of 2004 as compared to the same period for 2003. Foreign currency fluctuations provided a benefit of 4 percentage points in revenues during the first six months of 2004. Operating income was $3 million compared to $2 million for the six months ended June 30, 2004, respectively. This business continues to see heavy competition for traditional media products which affects both pricing and volumes. Operating income was positively affected by cost and expense reductions and foreign currency fluctuations.

Payment and Imaging: Revenue declined to $65 million from $67 million, or 3%, for Payment and Imaging in the six months ended June 30, 2004 and 2003, respectively. Foreign currency fluctuations provided a 2 percentage point benefit to the 2004 six month period revenue amount. Operating income decreased to $6 million in the first six months of 2004 from $10 million for the six month period ended June 30, 2003. As we have seen in the first six months of 2004, we expect to see continued shifts in our revenue base from higher-margin traditional processing equipment to lower margin imaging solutions for the remainder of the year in response to regulatory changes.

Customer Services: Revenue for Customer Services decreased 1% to $899 million during the first six months of 2004 compared to the same period for 2003. Foreign currency fluctuations provided a 4 percentage point benefit to revenue during the period. Customer Services’ revenue has been impacted by price erosion as competition for services remains strong. Also impacting the year-over-year comparison is the declining base of high-margin revenue associated with businesses we exited in the 1990s. This revenue portfolio continues to decline as contracts expire and we have not been able to replace it with the same quality of contracts. Operating income also continues to decline as we take actions to correct the operating trends of this business. One of these actions is planned headcount reductions, which resulted in higher severance expense for the six month 2004 period. Also, we finalized a settlement agreement with a services partner for fees owed from an agreement entered into in 2002. Due to this settlement, which was paid in July 2004, we recorded $11 million of expense for the six months ended June 30, 2004. This settlement resolves and clarifies the terms of the master agreement requirements.

Other: Revenue for this segment decreased 7% to $97 million in the first six months of 2004 from $104 million during the same period for 2003. Operating loss was $21 million in the first six months of 2004 compared to $29 million in the first six months of 2003. The decline in revenue for the period was due to a continued de-emphasis of low-margin third-party product sales. This was somewhat offset by higher services revenue as we concentrate on increasing this revenue base, which typically carries higher margins. The operating loss for this segment has decreased due to the higher services revenue contribution and cost and expense reductions.

Revenue by Region

Revenue in the first six months of 2004 compared to the first half of 2003 increased 5% in EMEA, increased 4% in the Americas, increased 3% in Japan, and increased 1% in the Asia-Pacific region. Changes in foreign currency rates provided a 9 percentage point, an 8 percentage point, and a 6 percentage point benefit to the 2004 period revenue in the EMEA, Japan, and Asia/Pacific regions, respectively. In the Americas region, the revenue growth was attributable to strong volumes in both our Financial Self Service, Data Warehousing, and Retail Store Automation segments. The growth in our EMEA region was primarily due to changes in foreign currency rates and increased volumes in Financial Self Service. In Japan and Asia/Pacific, foreign currency changes primarily drove the revenue growth, but we did see certain segments, such as Data Warehousing, grow beyond the currency impact.

The Americas region comprised 50% of our total revenue in the first six months of 2004, the EMEA region comprised 33%, the Asia Pacific region comprised 10%, and Japan comprised 7%.

Interest expense and other income

For the six months ended June 30, 2004, interest expense decreased $2 million to $11 million as we benefited from lower debt levels and a variable interest rate swap we entered into in the fourth quarter of 2003. The variable rate of the swap is currently lower than the fixed rate of 7.125% on the debt and is providing us with the lower expense.

Other income, net, for the first six months of 2004 was $11 million compared to $31 million of expenses for the same period of 2003. The 2004 amount includes $4 million related to sales of real estate from the first quarter and a $3 million acquisition break-up fee received from Optimal Robotics. The six months ended June 30, 2003 includes a $35 million charge related to accruals for the Fox River environmental matter. This matter is discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Our six months ended June 30, 2004 tax rate of -160% includes a significant infrequent item of $85 million for tax accrual reversals due to the settlement of tax audits while NCR was a subsidiary of AT&T. This item provided a 187 percentage point benefit to the effective tax rate of 27% for the first six months of 2004 and is discussed in greater detail in the “Provision for Income Taxes” section of the “Results of Operations for Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003” section of this Form 10-Q.

The tax rate for the first six months of 2003 was favorably impacted by the resulting tax benefit from increases to the reserves for the Fox River environmental matter. This matter provided a $13 million benefit to the tax provision for the year to date period.

Restructuring and Re-Engineering

During the second quarter of 2004, we continued with our re-engineering plans started in 2002 to drive operational efficiency throughout our organization. The key points from our activities in the second quarter of 2004 were as follows:

1) Continued reduction of costs and expenses – We continue to analyze the cost structure of the Company in order to improve our competitiveness in the markets in which we serve. For example, during the second quarter, we announced actions, to be implemented in the third quarter of 2004, to reduce our pension expense in future years by making changes to our U.S. based pension plans. In the future, we may make similar changes to our international pension plans. We remain on track to achieve our goal of delivering $250 million of annualized cost savings in 2005, using 2002 as a starting point.

2) Enterprise Resource Planning (ERP) system implementation – We completed the implementation of our ERP system in the Austria, Germany, and Switzerland during the second quarter of 2004 along with certain applications deployed to our operations in Canada. We have already made significant progress in the third quarter of 2004 taking ERP live in additional EMEA countries. For the remainder of the year, we will continue to deploy key ERP applications to certain business functions worldwide.

3) Transition of transaction processing to Accenture LLP (Accenture) – Additional general ledger, accounts receivable, accounts payable, and service order management functions were transitioned to Accenture during the quarter. For certain functions by country, Accenture now has the responsibility for recording and processing of transactions; however, NCR is providing appropriate oversight over these activities. We will continue this transition of more of our complex transaction processes in the third quarter of 2004.

4) Real estate consolidation and restructuring – We continued to examine our portfolio of owned and leased properties during the quarter in order to lower our overall facility costs. We are currently negotiating to sell certain owned properties by the end of 2004, which may result in additional real estate gains in 2004 if we are successful in closing the transactions. Also, for the six months ended June 30, 2004, NCR utilized $2 million of the restructuring reserve as described in Note 4 of the Notes to Condensed Consolidated Financial Statements. The majority of the lease obligations relating to the reserve will continue through 2005, with one remaining obligation continuing to 2009.

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

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are GAAP measures that are directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under accounting principles generally accepted in the United States of America.

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30
In millions	2004	2003
Net cash provided by operating activities	$90	$200
Less: Net expenditures for reworkable service parts	39	45
Less: Expenditures for property, plant and equipment	33	29
Less: Additions to capitalized software	40	33

Free cash flow	$(22)	$93

Our free cash flow for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, decreased $115 million primarily due to a decrease in our cash provided by operating activities. Accounts receivable decreased $35 million during the first six months of 2004 compared to a $72 million decrease during the first six months of 2003. Higher revenue in the first and second quarters of 2004 as compared to the same periods for 2003 combined with a slower pace of receivables collections led to the lower year to date decrease for 2004. Also contributing to the decline in free cash flow was inventory levels being higher in the first six months of 2004 as compared to the same period of 2003. Inventories have continued to increase in Retail Store Automation with the aggressive conversion to a new configure-to-order model, which drives shorter lead times. Although we expected increases in Retail Store Automation’s inventories due to the configure-to-order model, the inventory levels are too high and we are working to correct this issue through better purchase and inventory management. We have also seen expected increases in Financial Self Service product inventory as we expand our manufacturing capacity to better meet demand in high-growth areas. Also affecting the free cash flow amount for year to date 2004 versus 2003 are higher incentive compensation plan payments, which were paid in the first quarter of the year, based on the 2003 operating performance of the Company.

Cash proceeds from real estate transactions and sales of property, plant, and equipment provided $57 million of cash during the six months ended June 30, 2004, as we continue to reduce our real estate holdings. Also during that period, we purchased $182 million of our common stock under our share purchase plans authorized by the Board of Directors (see Note 7 of Notes to Condensed Consolidated Financial Statements for details). Partially offsetting this cash outflow was $108 million from cash received from stock compensation exercises, which were higher than last year due to the higher stock price in the first quarter of 2004 as compared to 2003. The cash received from stock compensation exercises is used to purchase our common stock to help offset the dilutive effects of the exercises.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2003. Our long-term debt is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Also, our guarantees and product warranties are discussed in Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry such as: International Business Machines Corporation (IBM), Oracle Corporation, Diebold, Inc., Dell Computer Corporation (Dell), Wincor Nixdorf GmbH & Co., Getronics NV, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-checkout, payment and imaging, and business consumables and media products.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; take advantage of data warehousing market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of competitors. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically. This is in response to the Check Clearing for the 21st Century Act (commonly referred to as “Check 21”), which was enacted in October 2003.

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

Contractual Obligations of Consulting Services We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability for this portion of our Customer Services segment is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our consulting services profitability under these contracts may be negatively impacted. In addition, if we are not able to maintain appropriate utilization rates for our professionals, we may not be able to sustain our consulting services’ profitability.

Acquisitions and Divestitures As part of our solutions strategy, we intend to continue to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestures take place and we begin to include, or exclude as the case may be, the financial results related to these investments, it could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2003. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Stock Compensation Accounting Similar to other companies, we use stock options and other stock based awards as a form of compensation for certain employees. Currently, the expense of stock options is not reflected in our operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Note 7 of Notes to Condensed Consolidated Financial Statements discloses the current and past quarter’s theoretical impact of expensing employee stock compensation based on the fair value of the grants. Our future operating results will be affected if the Financial Accounting Standards Board’s proposed statement on expensing all forms of stock compensation based on the fair value of grants is enacted.

We believe that our theoretical stock compensation pre-tax expense for full-year 2004 will be less than our full-year 2003 theoretical stock compensation pre-tax expense; however, projecting the tax benefit or expense for employee stock compensation is complex. The tax impact from stock compensation is impacted by actual employee exercises of options, forfeitures, and cancellations, among other items, which are difficult to forecast. As a result, any predictions of the actual amount of the after-tax stock compensation expense of the Company in future periods are subject to these variable events.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the second quarter of 2004, our percentage of revenues from outside of the United States was 56%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions. We operate in a competitive, rapidly changing environment, and our future business and operating results depend, in part, on our ability to develop and introduce new solutions that our customers choose to buy. The development process for our complex solutions, including our software application development programs and the migration of our Teradata Data Warehousing solution to the latest hardware and software platforms, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

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

Our solutions, which contain both hardware and software products, may contain known, as well as undetected errors, which may be found after the product’s introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, which would all impact our business and operating results.

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on chips and microprocessors from Intel Corporation and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

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

Work Environment

Restructuring and Re-engineering As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our Company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions, including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. Also, as we move our transaction support processes to Accenture, we have mutually agreed to schedules for the transition of work. An inability to meet the associated timelines or commitments on the part of either NCR or Accenture could have a material adverse impact on the Company’s results from operations, financial condition, and cash flows. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We currently have many initiatives underway. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. We continue to implement the corporate governance, internal control and accounting rules being issued in connection with the Sarbanes-Oxley Act of 2002 (the Act). Our internal controls and policies are being closely monitored by management, as well as the Board of Directors, as we implement the procedures necessary under Section 404 of the Act, implement a worldwide ERP system, and transition our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition or results of operations.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 10 of Notes to Condensed Consolidated Financial Statements, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability on the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River site and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2003 Annual Report on Form 10-K and determined that no additions or deletions are needed to the policies as disclosed. See Note 10 of Notes to Condensed Consolidated Financial Statements for the status of the Fox River environmental matter. In our critical accounting policy for pension, postretirement and postemployment benefits, we provided the involuntary turnover assumption that we use as part of the determination of our liability for postemployment benefits. This is the most significant assumption we use in the calculation of our postemployment liability, and consequently our expense, for our severance plans. We used an involuntary turnover assumption of 4% in the determination of our 2003 postemployment plan expense, but in the second quarter of 2004, we refined the information supporting the assumption. The change in estimate was an increase to 5%, and is based on planned headcount reduction actions primarily concentrated in our Customer Services business.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the first and second quarters of 2004.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was approximately 3 percent weaker in the second quarter of 2004 as compared to the second quarter of 2003 based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. In this way, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2004 and 2003, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $12 million increase or a $15 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $12 million decrease or a $15 million decrease in the fair value of the hedge portfolio as of June 30, 2004 and 2003, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2004, was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

We utilize non-exchange traded financial instruments, such as foreign exchange forward contracts that we purchase exclusively from highly-rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis; however, we believe that the reserves for potential losses are adequate. At June 30, 2004 and 2003, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the second quarter of 2004, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In 2003, the Company entered into a service agreement in which many of NCR’s key transaction processing activities will eventually be performed by Accenture LLP (Accenture). As of June 30, 2004, as part of the transition of transaction processing, Accenture has the primary responsibility for processing the quarter close activities including the majority of transaction processing for general ledger activities. Accenture began transaction processing for NCR’s order to revenue cycle, except for Data Warehousing and Systemedia whose order to revenue process is not being transitioned to Accenture, and was responsible for approximately one-third of these transactions for June. NCR personnel provided support to Accenture through these transitions. We believe this is a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions. Additional transition activities are expected to occur in the remainder of 2004.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 10 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have included the Board of Directors’ authorized share purchase information required by this item in the material under Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 2 by reference and made part hereof. In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the six months ended June 30, 2004, the total of these purchases were 877 shares at an average price of $47.24 per share.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Directors whose term of office continued after the meeting:

Mark P. Frissora

Mark V. Hurd

Lars Nyberg

C.K. Prahalad

William S. Stavropoulos

2.	Approve appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

For:	72,079,527
Against:	3,416,186
Abstain:	517,211

3.	Stockholder proposal regarding auditor fees.

For:	7,513,231
Against:	57,157,550
Abstain:	930,328

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2004 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004.

31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, NCR filed or furnished the following Form 8-K reports with the SEC. See below for a description of those reports.

NCR furnished a Current Report on Form 8-K, dated April 8, 2004, which reported under Item 12 of such form the Press Release announcing its expected first-quarter 2004 revenue and earnings per share amounts.

NCR furnished a Current Report on Form 8-K, dated April 29, 2004, which reported under Item 12 of such report the Press Release announcing its first-quarter 2004 revenue, operating loss and loss per share amounts.

NCR filed a Current Report on Form 8-K, dated May 26, 2004, which reported under Item 9 of such form changes to its U.S. defined benefit pension plans.

NCR and Teradata, are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: August 6, 2004	By:	/s/ Peter Bocian
Peter Bocian, Vice President, Finance
and Interim Chief Financial Officer