Form 10-Q
period 2004-09-30
NCR CORP
filed 2004-11-05
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2004, was approximately 93.2 million.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Product revenue	$762	$671	$2,151	$1,937
Service revenue	692	684	2,045	2,018

Total revenue	1,454	1,355	4,196	3,955

Cost of products	489	425	1,377	1,252
Cost of services	570	556	1,709	1,663
Selling, general and administrative expenses	278	285	832	852
Research and development expenses	58	56	174	171

Total operating expenses	1,395	1,322	4,092	3,938

Income from operations	59	33	104	17

Interest expense	6	7	17	20
Other (income) expense, net	(4)	1	(15)	32

Income (loss) before income taxes	57	25	102	(35)

Income tax expense (benefit)	13	7	(59)	(13)

Net income (loss)	$44	$18	$161	$(22)

Net income (loss) per common share
Basic	$0.47	$0.19	$1.71	$(0.23)

Diluted	$0.46	$0.19	$1.68	$(0.23)

Weighted average common shares outstanding
Basic	93.3	94.6	94.0	95.1
Diluted	95.2	95.3	95.8	95.1

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	September 30 2004	December 31 2003
Assets
Current assets
Cash, cash equivalents and short-term investments	$625	$689
Accounts receivable, net	1,143	1,230
Inventories, net	392	308
Other current assets	215	195

Total current assets	2,375	2,422

Reworkable service parts and rental equipment, net	218	232
Property, plant and equipment, net	479	514
Goodwill	119	105
Prepaid pension cost	1,368	1,386
Deferred income taxes	554	558
Other assets	297	263

Total assets	$5,410	$5,480

Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings	$4	$3
Accounts payable	419	414
Payroll and benefits liabilities	282	300
Customer deposits and deferred service revenue	375	362
Other current liabilities	514	500

Total current liabilities	1,594	1,579

Long-term debt	307	307
Pension and indemnity plan liabilities	490	484
Postretirement and postemployment benefits liabilities	260	272
Other liabilities	828	941
Minority interests	15	22

Total liabilities	3,494	3,605

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 92.6 and 94.7 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Paid-in capital	1,034	1,166
Retained earnings	860	699
Accumulated other comprehensive income	21	9

Total stockholders’ equity	1,916	1,875

Total liabilities and stockholders’ equity	$5,410	$5,480

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net income (loss)	$161	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204	238
Deferred income taxes	2	12
Income tax adjustment (Note 7)	(85)	—
Other adjustments, net	—	3
Changes in assets and liabilities:
Receivables	91	52
Inventories	(83)	(56)
Current payables	(26)	—
Customer deposits and deferred service revenue	12	(8)
Employee severance and pension	21	12
Other assets and liabilities	(56)	43

Net cash provided by operating activities	241	274

Investing Activities
Net expenditures and proceeds for service parts	(65)	(67)
Expenditures for property, plant and equipment	(55)	(42)
Proceeds from sales of property, plant and equipment	8	6
Expenditures for capitalized software	(63)	(50)
Other investing activities, net	(43)	(4)

Net cash used in investing activities	(218)	(157)

Financing Activities
Purchases of company common stock	(271)	(74)
Short-term borrowings, net	1	6
Long-term borrowings, net	—	1
Cash received from real estate transaction (Note 4)	50	—
Proceeds from employee stock plans	136	15
Other financing activities, net	—	(21)

Net cash used in financing activities	(84)	(73)

Effect of exchange rate changes on cash and cash equivalents	(3)	11

(Decrease) increase in cash and cash equivalents	(64)	55
Cash and cash equivalents at beginning of period	689	526

Cash and cash equivalents at end of period	$625	$581

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim period are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Comprehensive Income
Net income (loss)	$44	$18	$161	$(22)
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(1)	(1)	1	4
Unrealized (loss) gain on derivatives	(1)	2	7	4
Additional minimum pension liability	—	1	—	1
Currency translation adjustments	(6)	2	4	51

Total comprehensive income	$36	$22	$173	$38

In millions	September 30 2004	December 31 2003
Inventories
Work in process and raw materials	$90	$75
Finished goods	302	233

Total inventories, net	$392	$308

Other long-term liabilities
Tax accruals	$643	$730
Other	185	211

Total other long-term liabilities	$828	$941

3. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk. Also, FIN 46 requires disclosure of significant variable interests in variable interest entities in which a company is not required to consolidate. In December 2003, the FASB revised FIN 46 for certain implementation provisions and extended the effective date of the pronouncement to the first quarter of 2004. As a result, the Company adopted the revised guidance on January 1, 2004. Management evaluated the revised provisions of FIN 46 and determined that the adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Emerging Issues Task Force (EITF) Issue 04-8 In September 2004, the EITF reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted Earnings per Share. The guidance is effective for all periods ending after December 15, 2004. The guidance of EITF Issue 04-8 is not expected to have a material impact on NCR’s earnings per share calculation for either the fourth quarter or the full year 2004 results.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2003, was $7 million. For the nine months ended September 30, 2004, NCR utilized $3 million of the reserve. The majority of the lease obligations will continue through 2005, with one remaining obligation continuing to 2009.

For the nine months ended September 30, 2004, the Company recognized $3 million (after-tax) in net income from the disposal of real estate that was previously classified as held for sale. The net book value of the properties was $7 million. One of these properties has a note receivable bearing interest at 5% with nominal principal payments before a balloon payment of $5 million in 2007.

Also, the Company executed a sale-leaseback transaction for property owned in Japan in the first quarter of 2004. Due to the terms of the leaseback, the transaction was treated as a financing activity, and the $50 million of proceeds was required to be treated as an obligation of the Company until the property is vacated by NCR. Therefore, the cash received from the buyer of $50 million has been classified in financing activities on the statement of cash flows and as a current liability on the balance sheet. The net book value of the land and building of $32 million as of September 30, 2004, is classified as property, plant and equipment on the balance sheet. The Company will recognize the gain of approximately $12 million (pre-tax, net of selling expenses) from the completion of this transaction when the building is vacated, which is expected to occur in the fourth quarter of 2004.

5. OTHER INTANGIBLE ASSETS

NCR’s other intangible assets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	September 30, 2004		December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(12)	$19	$(15)
Intellectual property	19	(5)	13	(5)

Total Other Intangible Assets	$33	$(17)	$32	$(20)

The decrease in Patents since December 31, 2003 is due to a patent becoming fully amortized in the first quarter of 2004; therefore, it is no longer listed in the table above. The increase in intellectual property since December 31, 2003, is primarily due to the purchase of intellectual property licenses from Accenture LLP as part of our long-term service agreement. These assets are being amortized over a five year life beginning in 2004.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

	For the year ended (estimated)
For the nine months ended September 30, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
$ 3	$5	$5	$4	$2	$2

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

7. INCOME TAXES

During the second quarter of 2004, NCR had tax accrual reversals totaling $85 million, which were recorded as income tax benefits, due to the settlement of tax audits for the period in which NCR was a subsidiary of AT&T Corp. (AT&T). These accruals were created during the early to mid-1990s for identified tax matters and remained on NCR’s balance sheet after the Company’s spin-off from AT&T. AT&T closed these audits with the United States Internal Revenue Service. The result of this entry on the balance sheet was to decrease other long-term liabilities by $85 million. Also, the $85 million is shown on the statement of cash flows as a reconciling item between net income and cash provided by operating activities.

In October 2004, Congress passed the “American Jobs Creation Act of 2004” (otherwise known as AJCA). The Company is currently evaluating the potential impact of the provisions within the AJCA such as the opportunity for a lower tax rate for domestic manufacturing and the one-time repatriation of foreign earnings.

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

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income (loss) and net income (loss) per basic and diluted share for the three months and nine months ended September 30 would have been as follows:

In millions, except for per share data	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss)	$44	$18	$161	$(22)

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	1	1	4	3
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	(1)	—	(2)	(1)

Subtotal: Add to net income (loss)	—	1	2	2

Total stock-based employee compensation expense determined under fair value based method for awards (pre-tax)	9	11	25	32
Tax (benefit) expense of stock-based employee compensation determined under fair value based method for awards	(2)	(2)	2	12

Subtotal: Deduct from net income (loss)	7	9	27	44

Pro forma net income (loss)	$37	$10	$136	$(64)

Basic net income (loss) per share:
As reported:	$0.47	$0.19	$1.71	$(0.23)
Pro forma:	$0.40	$0.11	$1.45	$(0.67)
Diluted net income (loss) per share:
As reported:	$0.46	$0.19	$1.68	$(0.23)
Pro forma:	$0.39	$0.10	$1.42	$(0.67)

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per diluted share in future years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors That May Affect Future Results” section, included in this Form 10-Q for a further discussion of stock compensation accounting and its effect on NCR.

The pro forma net loss and net loss per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Risk-free interest rate	3.63%	3.09%	2.99%	3.01%
Expected volatility	45%	45%	45%	45%
Expected holding period (years)	5	5	5	5

Purchase of Company Common Stock

For the nine months ended September 30, 2004, the Company purchased 6 million shares of its common stock at an average price per share of $45.15 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorizes the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the ESPP. Under the 1999 Board of Directors authorized program, the Company has $35 million remaining for NCR common stock purchases. Additional information on these share repurchases is outlined in Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of this quarterly report.

On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $285 million to repurchase outstanding shares of NCR common stock.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Net service cost	$9	$11	$9	$11	$18	$22
Interest cost	45	45	22	19	67	64
Expected return on plan assets	(53)	(50)	(29)	(32)	(82)	(82)
Settlement charge	—	—	5	7	5	7
Curtailment charge	—	—	1	—	1	—
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost	—	1	1	—	1	1
Actuarial loss	17	14	11	5	28	19

Net benefit cost	$18	$21	$20	$10	$38	$31

Components of net periodic benefit expense for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Net service cost	$35	$35	$31	$32	$66	$67
Interest cost	134	134	64	57	198	191
Expected return on plan assets	(155)	(150)	(96)	(97)	(251)	(247)
Settlement charge	—	—	5	7	5	7
Curtailment charge	1	—	1	—	2	—
Amortization of:
Transition asset	(1)	(1)	—	—	(1)	(1)
Prior service cost	—	4	4	4	4	8
Actuarial loss	48	41	31	13	79	54

Net benefit cost	$62	$63	$40	$16	$102	$79

The net periodic benefit cost of the postretirement plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Net service cost	$—	$—	$—	$—
Interest cost	3	5	8	16
Expected return on plan assets	—	—	—	—
Curtailment charge (credit)	—	(12)	—	(12)
Amortization of:
Prior service cost (benefit)	(3)	1	(9)	(2)
Actuarial loss	1	1	3	5

Net benefit cost (benefit)	$1	$(5)	$2	$7

Employer Contributions

Pension For the three months ended September 30, 2004, NCR made no contributions to its U.S. qualified pension plan, and contributed approximately $23 million to its international plans, and $2 million to its executive plan. For the nine months ended September 30, 2004, NCR made no contributions to its U.S. qualified pension plan, and contributed approximately $63 million to its international plans, and $6 million to its executive plan. NCR anticipates contributing an additional $44 million to international pension plans and $2 million to its executive pension plan in 2004 for a total of $107 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2004.

During the second quarter of 2004, NCR made changes to its U.S. defined benefit pension plans in order to limit the plan’s participants to U.S.-based employees who were at least 40 years old and hired as of August 31, 2004. While this change does not result in an immediate reduction of the 2004 full year pension expense, the Company believes it will reduce the expense for the U.S. plans in future periods.

Postretirement For the three months ended September 30, 2004, the Company made $10 million in contributions to its U.S. postretirement plan. For the nine months ended September 30, 2004, NCR made $29 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $9 million to its U.S. postretirement plan for a total of $38 million in 2004.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by accounting principles generally accepted in the United States (otherwise known as GAAP), are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2004, cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter has decreased from the end of the fourth quarter of 2003 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The reserve was approximately $71 million as of September 30, 2004 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

Other Commitments

During the second quarter of 2004, the Company entered into a settlement agreement with a partner in the Customer Services business for fees owed from a services agreement entered into in 2002 that continues to be in existence through the date of this report. During the six months ended June 30, 2004, the Company recorded charges of $11 million associated with the settlement, and as of June 30, 2004, the Company had a reserve of $12 million. As a result of the settlement, a $10 million payment was made in the third quarter of 2004 along with the utilization of an additional $1 million primarily related to other 2004 matters with this services partner. The reserve as of September 30, 2004, was $1 million and is expected to be utilized in the fourth quarter of 2004.

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2004, the maximum future payment obligation of this guaranteed value was $8 million and an associated liability balance of $7 million.

NCR has an equity investment in an affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at September 30, 2004. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve:

	Nine Months Ended September 30
In millions	2004	2003
Warranty reserve liability
Beginning balance at January 1	$18	$16
Accruals for warranties issued	32	30
Settlements (in cash or in kind)	(31)	(30)

Ending balance at September 30	$19	$16

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

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the nine months ended September 30, 2003, as the inclusion thereof would have been antidilutive due to the net loss for that period. For the nine months ended September 30, 2003, the fully diluted shares would have been 95.9 million shares.

12. ACQUISITIONS

On September 30, 2004, the Company acquired Kinetics, Inc. (Kinetics), a leading provider of self-service solutions for the travel industry that is headquartered in Lake Mary, Florida. This acquisition further strengthens NCR’s self-service portfolio enabling the Company to extend its market reach and leadership to additional market segments like airline and hotel check-in, quick-service food ordering and event ticketing. The acquisition was accounted for as a purchase. While the Company is still finalizing the purchase price allocation, approximately $8 million of the purchase price was allocated to software development costs, and the Company recorded goodwill of approximately $15 million, allocated to the Retail Store Automation business unit. The $26 million cash payment made to complete this acquisition is reported as other investing activities within the Condensed Consolidated Statements of Cash Flows as of September 30, 2004. The operating results of Kinetics will be included in the Company’s consolidated financial statements from September 30, 2004 forward. The pro forma disclosures required under FASB Statement No. 141 “Business Combinations” are not being provided because the impact of the transaction is not material.

13. SEGMENT INFORMATION

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

The following table presents data for revenue by operating segment for the periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Revenue by segment

Data Warehousing
Products	$155	$126	$493	$423
Professional and installation-related services	83	82	240	235

Data Warehousing solution	238	208	733	658
Data Warehousing support services	74	66	216	194

Total Data Warehousing revenue	312	274	949	852

Financial Self Service
Products	276	214	736	600
Professional and installation-related services	62	57	183	157

Total Financial Self Service revenue	338	271	919	757

Retail Store Automation
Products	156	147	427	389
Professional and installation-related services	61	63	167	174

Total Retail Store Automation revenue	217	210	594	563

Systemedia	127	119	358	353

Payment and Imaging
Products	28	25	74	76
Professional and installation-related services	8	9	27	25

Total Payment and Imaging revenue	36	34	101	101

Customer Services
Professional and installation-related services	77	81	233	225
Customer Service Maintenance:
Financial Self Service	145	137	422	405
Retail Store Automation	115	113	344	350
Payment and Imaging	26	26	81	79
Other	89	99	271	308

Total Customer Services revenue	452	456	1,351	1,367

Other
Products	20	40	63	96
Professional and installation related services	22	27	76	75

Total Other revenue	42	67	139	171

Elimination of installation-related services included in both the Customer Services segment and other reported segments	(70)	(76)	(215)	(209)

Total Revenue	$1,454	$1,355	$4,196	$3,955

The following table presents a reconciliation of total revenue from the revenue by operating segment table to revenue reported on the condensed consolidated statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Total Product Revenue	$762	$671	$2,151	$1,937
Total Services Revenue	692	684	2,045	2,018

Total Revenue	$1,454	$1,355	$4,196	$3,955

The following table presents data for operating income (loss) by segment for the periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Operating income (loss) by segment

Data Warehousing	$42	$21	$151	$84
Financial Self Service	63	47	134	88
Retail Store Automation	11	9	8	(14)
Systemedia	2	5	5	7
Payment and Imaging	5	4	11	14
Customer Services	4	11	(8)	21
Other	(9)	(11)	(30)	(40)

Elimination of installation-related services operating income included in both the Customer Services segment and other reported segments	(21)	(22)	(65)	(64)

Subtotal - Segment operating income	97	64	206	96

Pension expense	(38)	(31)	(102)	(79)

Total income (loss) from operations	$59	$33	$104	$17

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

The third quarter of 2004 was another strong quarter as we continued to generate revenue growth along with a significant increase in operating income. We continued to see strong demand for our Data Warehousing and Financial Self Service solutions during the quarter along with the realization of benefits from our actions to reduce cost and expenses. Our progress with respect to our key value drivers in the third quarter of 2004 is as follows:

•	Data Warehousing revenue growth – Data Warehousing doubled its operating income in the third quarter of 2004 compared to the third quarter of 2003 in large part due to significant revenue growth as companies continue to invest in the strong analytic value proposition our Teradata® data warehouses provide.

•	Financial Self Service revenue growth – Financial Self Service is continuing to grow revenue at a significant rate due to an automated teller machine (ATM) upgrade cycle in the United States related to regulatory standards and strong growth in both the Europe/Middle East/Africa (EMEA) and Asia/Pacific regions.

•	Retail Store Automation profitability – Retail Store Automation achieved an operating profit of $11 million in the third quarter of 2004. With a year-to-date operating profit of $8 million, the business is well positioned to achieve full-year profitability. NCR also strengthened its self-service portfolio with the acquisition of Kinetics, Inc. which broadens Retail Store Automation’s portfolio of self-service products with an ability to reach additional market segments like airline and hotel check-in, quick-service food ordering and event ticketing.

•	Customer Services performance – Customer Services generated operating income in the third quarter of 2004 despite continued revenue declines. Although we are continuing our actions to improve the financial results of this segment, we are still being hampered by price erosion due to competition and a less favorable mix of high-margin maintenance revenue from businesses we exited in the 1990s.

•	Cost and expense reductions – The cost and expense reductions started in 2003 continue to yield benefits to our gross margin and operating income.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also made progress this quarter on our key strategic initiatives. These initiatives and the actions we are taking are as follows:

1)	Continue to improve our value propositions – With our Teradata data warehouses continually being recognized as a best-in-class product and our ATM business experiencing significant growth for the year to date period, we believe the value propositions we provide are strong. We plan to continue to make investments in areas of research and development and other value added activities to further enhance our current product offerings.

2)	Enhance demand creation – We continue to make investments in the hiring of additional sales people to increase NCR’s market coverage. As an example, our percentage of sales related personnel to total headcount is at one of the highest levels ever for our Data Warehousing business. Increasing our sales force is driving additional opportunities through our sales process, which we then need to convert into wins. NCR was successful in the third quarter of 2004 in converting more opportunities into wins, but the timing of capital spending decisions by our customers has a large impact on this process.

3)	Improve performance in Customer Services – The strategy in our Customer Services business has been changing as we are focused on increasing the maintenance capture rate of NCR products with less emphasis on servicing non-NCR products. This should be accomplished by increasing our focus on selling products and services together because we believe this gives us a competitive advantage and increases the effectiveness of our sales people.

Our Customer Services business continues to experience a revenue base that is declining at a faster rate than we can reduce costs. This is partially due to our global operations because we operate in regions, such as Europe, where it is difficult to reduce headcount. We continue to analyze our operations to reduce costs, but we are also taking actions, which may have an increased expense impact in the short-term, to position this business for long-term financial success. Part of this strategy includes increased severance actions that we plan to take over the next year. Despite the impact to current and future year results, decisions such as this should position this business for long-term success.

4)	Continue to reduce our cost structure – To improve our competitive position in the market, we continue to optimize our cost and expense structure. We have completed the actions that should deliver $200 million of cumulative cost savings in 2004, even after absorbing incremental costs associated with the Sarbanes-Oxley Act of 2002 and the negative impact from foreign currency fluctuations. Furthermore, we expect to achieve our goal of delivering $250 million of annualized cost savings in 2005, using 2002 as a starting point. Limiting our spending along with longer term benefits of modifying our pension and other benefit plans will facilitate further reduction of our cost structure for the long-term success of the Company.

We expect to continue with these initiatives throughout 2004 and into 2005, as we position the Company for growth and profitability.

Results of Operations for Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

In millions	2004	2003
Consolidated revenue	$1,454	$1,355

Consolidated gross margin	$395	$374
Consolidated operating expenses:
Selling, general and administrative expenses	278	285
Research and development expenses	58	56

Consolidated income from operations	$59	$33

Total Company revenue increased 7% in the third quarter of 2004 versus the same period for 2003 due to double-digit revenue growth in Financial Self Service and Data Warehousing. The effects of foreign currency fluctuations provided a 3 percentage point favorable impact on total revenue. While we do not believe this represents a turnaround in the technology spending environment, we are encouraged because we believe this revenue growth is an indictor of our strong value propositions. Income from operations during the three months ended September 30, 2004 grew to $59 million as we continue to leverage our cost and expense reductions against increases in revenue due to higher volumes.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2004 and 2003, were impacted by certain employee benefit plans as follows:

	Three Months Ended September 30
In millions	2004	2003
Pension expense	$38	$31
Postemployment expense	22	21
Postretirement expense (income)	1	(5)

Net expense	$61	$47

During the three months ended September 30, 2004, NCR incurred $38 million of pension expense compared to $31 million in the third quarter of 2003. The increase was due primarily to discount rate reductions and increased amortization of actual investment returns between 2000 and 2002, which were less than expected. NCR expects to recognize a total of approximately $140 million of pension expense in 2004. Also during the second quarter, we made changes to our U.S.

defined benefit pension plans to limit the plan’s participants to U.S.-based employees who were at least 40 years old and hired as of August 31, 2004. While this change does not result in an immediate reduction of our pension expense, we believe it will reduce the expense for the U.S. plans in future periods.

Postemployment plan expense during the three months ended September 30, 2004 was $22 million compared to $21 million during the same period last year. The $1 million increase for the quarter is primarily due to refinements in the information supporting our involuntary turnover assumption for the severance plan based on planned headcount reduction actions, primarily concentrated in our Customer Services business. The Company continues to expect approximately $100 million of severance-related postemployment benefits expense in 2004. Also during the third quarter of 2004, postretirement plan expense was $1 million compared to income of $5 million for the same three months in 2003. The net amount in 2003 was due to a $12 million one-time benefit related to the elimination of U.S. postretirement life insurance benefits in late 2003 and an increase in the rate of contributions from retiree participants effective in 2004.

For the third quarter of 2004, gross margin declined to 27.2% as a percentage of revenue compared to 27.6% for the three months ended September 30, 2003, partially due to the increased pension and severance costs mentioned above. Both product and service margins declined in the year-over-year comparison with a majority of the pension and severance expense being absorbed by services. Product gross margin declines were primarily due to hardware price erosion in our Self Service business from competitive pressures and an adverse product mix in our Data Warehousing revenue.

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $336 million for the third quarter of 2004 compared to $341 million during the same period of 2003. As a percentage of revenue, total operating expenses improved to 23.1% in the third quarter of 2004 from 25.2% for the same period of 2003. We continue to curtail our overall spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income or loss for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 13 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations in the third quarter of 2004.

Data Warehousing: Data Warehousing revenue increased 14% during the third quarter of 2004 to $312 million from $274 million in the third quarter of 2003. We continued to be very successful in closing many of our open opportunities this quarter due to the strong value propositions our Data Warehousing solutions provide. Revenue growth for this segment was driven from double-digit growth in both our products and support services. Foreign currency fluctuations provided a 3 percentage point benefit to the current period revenue. Due to higher volume, improvement in services profitability and reduction in infrastructure costs, operating income increased to $42 million for the three months ended September 30, 2004, from $21 million for the third quarter of 2003.

Financial Self Service: Financial Self Service revenue grew to $338 million in the third quarter of 2004 from $271 million for the same period in 2003, representing a 25% increase. Foreign currency fluctuations provided a 4 percentage point benefit to revenue in the third quarter of 2004. This revenue growth was driven by double-digit growth in all regions. In the Americas region, we continued to benefit from an upgrade cycle in the United States due to regulatory changes. In the EMEA and Asia/Pacific regions we had several key wins due to financial institutions continuing to replace older units as well as continued growth in developing markets such as Eastern Europe and India. In addition, there was a sale in the third quarter of 2004 in the EMEA region of ATM units that a customer was previously renting from NCR. In the third quarter of 2004, operating income improved significantly to $63 million from $47 million for the same period of 2003. This growth was driven by the volume increases mentioned above and, to a much lesser extent, the favorable foreign currency movement.

Retail Store Automation: For the third quarter of 2004, Retail Store Automation revenue grew 3% to $217 million from $210 million in the third quarter of 2003. The increase in revenue was driven by foreign currency fluctuations which provided a 3 percentage point benefit to third quarter 2004 revenue. However, the Americas region has seen significant revenue growth beyond foreign currency as customers update their point-of-sale and scanner technology and continue to make investments in self-checkout and self-service kiosks. Also during the quarter, Retail Store Automation experienced an increase in operating income to $11 million compared to $9 million for the same period of 2003. The increase in operating income was due to continuing success with the volume expansion mentioned above as well as cost and expense reductions.

Systemedia: Systemedia experienced a 7% increase in revenue during the third quarter of 2004 as compared to the third quarter of 2003. The increase in revenue was mainly driven by growth in the Americas region as a result of increased demand in our laser forms and laser supplies offerings. Foreign currency fluctuations provided a 3 percentage point benefit to revenue during the quarter. Operating income decreased $3 million primarily due to the impact of paper price increases which could not be passed on to customers under contract and the ongoing decline in sales of mature products such as traditional forms and proprietary inking products.

Payment and Imaging: For the third quarter of 2004, Payment and Imaging revenue grew 6% to $36 million from $34 million in the third quarter of 2003. The increase in revenue was primarily driven by growth in the Americas region from customers purchasing imaging solutions and moving away from traditional check processing equipment in response to the Check Clearing for the 21st Century Act (commonly referred to as “Check 21”) and strong revenue growth in Japan. Foreign currency changes provided a 1 percentage point benefit to third quarter 2004 revenue. Operating income slightly increased to $5 million in the third quarter of 2004 compared to $4 million in the same period of 2003 primarily driven by revenue volume.

Customer Services: Revenue for Customer Services decreased 1% during the third quarter of 2004 to $452 million while operating results decreased to $4 million from $11 million for the three months ended September 30, 2004 and 2003, respectively. Foreign currency changes provided a 3 percentage point benefit to revenues for the third quarter of 2004. The year-over-year financial results of this business continue to be adversely affected by price erosion due to strong competitive pressures and a declining base of higher-margin revenue from businesses that we exited in the 1990s. Actions continue to be taken to reduce the infrastructure cost within Customer Services which are expected to have a positive impact on operating income starting in 2005.

Other: Revenue for the Other segment decreased 37% to $42 million in the three months ended September 30, 2004, from $67 million during the same period for 2003 as we continue to de-emphasize third-party product sales. Operating loss decreased to $9 million in the third quarter of 2004 from $11 million in the third quarter of 2003. The lower operating loss in 2004 is reflective of declining sales of low-margin third-party hardware and expense reductions.

Revenue by Region

Regional revenue for the three months ended September 30, 2004, compared to the same period for 2003 increased 6% in the Americas, 9% in EMEA, 11% in Asia/Pacific and declined 9% in Japan. Changes in foreign currency rates provided a 8 percentage point, a 5 percentage point, and a 2 percentage point benefit to third quarter 2004 revenue in the EMEA, Japan, and Asia/Pacific regions, respectively. Strong volumes in our three major product segments of Financial Self Service, Retail Store Automation, and Data Warehousing drove the Americas revenue growth. The revenue growth in the EMEA region was mainly due to increased volumes in Financial Self Service and Data Warehousing as well as foreign currency fluctuations. The revenue growth in the Asia/Pacific regions was mainly due to increased volumes in Financial Self Service and Customer Services as well as foreign currency fluctuations. Finally, in our Japan region, revenue declines in Retail Store Automation, Customer Services and Data Warehousing led to the overall decrease.

The Americas region comprised 49% of our total revenue in the third quarter of 2004, while the EMEA region comprised 32%, Asia/Pacific region comprised 11%, and Japan comprised 8%.

Interest expense and other income

Interest expense declined slightly to $6 million for the quarter ended September 30, 2004, as compared to $7 million in the third quarter of 2003.

Other income, net, for the third quarter of 2004 was $4 million compared to $1 million of expenses for the third quarter of 2003.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Our tax rate of 23% for the third quarter of 2004 reflects a reduction from 28% for the same quarter of 2003 and a reduction from 27% for the second quarter of 2004. The Company expects its effective tax rate for the full-year 2004 to be 25%. As a result, the Company’s tax rate for the third quarter of 2004 reflects the year-to-date adjustment associated with the lower rate. The reduction is principally due to an increased proportion of operating profits attributable to foreign operations. The full-year effective tax rate for 2005 is expected to be in line with the full-year 2004 effective tax rate.

NCR is working to resolve other tax matters related to prior years and anticipates the resolution to several of these matters in upcoming quarters. While NCR believes it is appropriately reserved with regard to these audits as of September 30, 2004, to the extent that additional tax benefits result from such resolutions, it would benefit the tax provision in the period in which such resolution is reached.

Results of Operations for Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

In millions	2004	2003
Consolidated revenue	$4,196	$3,955

Consolidated gross margin	$1,110	$1,040
Consolidated operating expenses:
Selling, general and administrative expenses	832	852
Research and development expenses	174	171

Consolidated income from operations	$104	$17

NCR’s revenue of $4,196 million for the nine months ended September 30, 2004 was a 6% increase from the prior year period. This growth included 4 percentage points of favorable impact from foreign currency fluctuations. We have experienced strong growth in our Financial Self Service business mainly due to higher product volumes, our Data Warehousing business for both products and services as well as additional growth in our Retail Store Automation business. Income from operations for the first nine months of 2004 was positively impacted from increases in volume for our three main product businesses, our cost and expense reductions, and benefits from foreign currency fluctuations. The increase in income from operations is of even greater significance considering the higher pension and severance costs we experienced during the 2004 period.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2004 and 2003, were impacted by certain employee benefit plans as follows:

	Nine Months Ended September 30
In millions	2004	2003
Pension expense	$102	$79
Postemployment expense	74	64
Postretirement expense	2	7

Net expense	$178	$150

For the nine months ended September 30, 2004, NCR incurred $102 million of pension expense compared to $79 million for the same period for 2003. The increase was due primarily to discount rate reductions and increased amortization of actual investment returns between 2000 and 2002, which were less than expected. NCR expects to recognize a total of approximately $140 million of pension expense in 2004. Also during 2004, we made changes to our U.S. defined benefit pension plans in order to limit eligibility to U.S. based employees who were at least 40 years old and hired as of August 31, 2004. While this change does not result in an immediate reduction of pension expense, we believe it will reduce pension expense related to the U.S. plans for future periods.

Postemployment plan expense during the nine months ended September 30, 2004 was $74 million compared to $64 million during the same period last year. The $10 million increase is primarily due to refinements in the information supporting our involuntary turnover assumption for the severance plan based on planned headcount reduction actions, primarily concentrated in our Customer Services business. The Company continues to expect approximately $100 million of severance-related postemployment benefits expense in 2004. Also, postretirement plan expense of $2 million was lower than the expense of $7 million for the nine month period in 2003. The decrease was due to the elimination of U.S. postretirement life insurance benefits in late 2003 and an increase in the rate of contributions from retiree participants effective in 2004.

We experienced a slight increase in gross margin for the nine months ended September 30, 2004, from the same period for 2003 to 26.5% from 26.3%. The gross margin increase of 0.2 percentage points was led by product margins, which experienced higher levels due to improved volumes. Our cost reductions combined with volume increases in Financial Self Service, Data Warehousing and Retail Store Automation assisted in this growth. On the services business, gross margin decreased to 16.4% for the first nine months of 2004 from 17.6% for the same period of 2003 as we experienced continued price erosion due to the competitive market and incremental operational costs which affected this business. Actions continue to be taken to reduce the infrastructure cost within Customer Services which are expected to have a positive impact on operating income starting in 2005.

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $1,006 million compared to $1,023 million during the nine months ended September 30, 2004 and 2003, respectively. The total expense reduction was due to efforts to curtail our spending as we continue to challenge our infrastructure and benefit costs. While we continue our review of our overall cost structure, we are allocating additional spending to value-added activities such as sales and research and development for select business units in order to grow our revenue base.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, is incorporated by reference and made part hereof.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations in the nine months ended September 30, 2004.

Data Warehousing: Revenue growth of 11% for Data Warehousing for the nine months ended September 30, 2004, was mainly driven by increased product volumes and to a lesser extent increased support services. Foreign currency fluctuations provided a 4 percentage point benefit to this segment’s revenues during the first nine months of 2004. This strong growth is indicative of customers valuing the superior analytical capabilities of our Data Warehousing solutions and the return on investment they can provide. While we have seen fluctuations in the information technology environment in the past, our outlook remains relatively positive as we expect to see flat revenue in the fourth quarter of 2004 as compared to a very strong fourth quarter of 2003. Operating income for the nine months ended September 30, 2004 and 2003, was $151 million and $84 million, respectively. The increase in operating income reflects the increased volumes and the benefits of cost and expense reductions implemented by this business unit.

Financial Self Service: Revenue for Financial Self Service grew 21% to $919 million in the first nine months of 2004. This increase was the result of growth in all regions. In the Americas region we continue to benefit from financial institutions in the United States upgrading their networks to meet recent regulatory changes. Growth in the EMEA region is attributable to new order growth for replacements of NCR and non-NCR equipment and expansion of ATM networks in Eastern Europe. Growth in the Asia/Pacific region is broad based with market expansion in India leading the way. The impact of foreign currency fluctuations provided a benefit of 5 percentage points to Financial Self Service revenue for the first nine months of 2004. Operating income also grew significantly to $134 million from $88 million for the nine months ended September 30, 2004 and 2003, respectively. Operating income improvements were driven by the increased volumes, favorable foreign currency movement, as well as cost and expense reductions.

Retail Store Automation: Retail Store Automation revenue grew 6% to $594 million from $563 million in the first nine months of 2004 as compared to the same period for 2003, respectively. Foreign currency fluctuations provided a 4 percentage point benefit to the 2004 period’s revenue. The revenue growth was attributable to higher product volumes, as we continue to experience growth in self-checkout systems and point-of-sale terminals, as well as foreign currency rate changes. The operating income improvement of $22 million or from an operating loss of $14 million to $8 million profit for the nine months ended September 30, 2004, is the result of cost and expense reductions, higher volumes mentioned above, and favorable foreign currency fluctuations.

Systemedia: Revenue for Systemedia increased 1% to $358 million during the first nine months of 2004 as compared to the same period for 2003. Foreign currency fluctuations provided a benefit of 4 percentage points in revenues during the first nine months of 2004. Operating income was $5 million compared to $7 million for the nine months ended September 30, 2004 and 2003, respectively. This business continues to see heavy competition for traditional media products which affects both pricing and volumes. Product cost has been impacted by significant paper price increases which represents the largest percentage of product cost for this unit. Operating income was positively affected by manufacturing cost and expense reductions.

Payment and Imaging: Revenue was flat at $101 million for Payment and Imaging in the nine months ended September 30, 2004 and 2003, respectively. Foreign currency fluctuations provided a 1 percentage point benefit to the 2004 nine month period revenue amount. Operating income decreased to $11 million in the first nine months of 2004 from $14 million for the nine month period ended September 30, 2003. As we have seen in the first nine months of 2004, we expect to see continued shifts in our revenue base from higher-margin traditional processing equipment to lower margin imaging solutions for the remainder of the year in response to regulatory changes.

Customer Services: Revenue for Customer Services decreased 1% to $1,351 million during the first nine months of 2004 compared to the same period for 2003. Foreign currency fluctuations provided a 4 percentage point benefit to revenue during the period. Customer Services’ revenue has been impacted by price erosion as competition for services remains strong. Also impacting the year-over-year comparison is the declining base of high-margin revenue associated with businesses we exited in the 1990s. Operating income has declined from price erosion as well as from actions we are taking to correct the operating trends of this business which are expected to have a positive impact on operating income starting in 2005. One of these actions is planned headcount reductions, which resulted in higher severance-related postemployment benefits expense for the nine month 2004 period.

Other: Revenue for this segment decreased 19% to $139 million in the first nine months of 2004 from $171 million during the same period for 2003. Operating loss was $30 million in the first nine months of 2004 compared to $40 million in the first nine months of 2003. The decline in revenue for the period was due to a continued de-emphasis of low-margin third-party product sales. The lower operating loss for this segment in 2004 is reflective of declining sales of low-margin third-party hardware and expense reductions.

Revenue by Region

Revenue in the first nine months of 2004 compared to the same period of 2003 increased 6% in EMEA, increased 5% in the Americas, increased 4% in the Asia/Pacific region, and decreased 2% in Japan. Changes in foreign currency rates provided a 8 percentage point, a 7 percentage point, and a 4 percentage point benefit to the 2004 period revenue in the EMEA, Japan, and Asia/Pacific regions, respectively. The growth in our EMEA region was primarily due to changes in foreign currency rates and increased volumes in Financial Self Service which was offset by declines in other businesses. In the Americas region, the revenue growth was attributable to strong volumes in our three major product segments of Financial Self Service, Retail Store Automation, and Data Warehousing. In the Asia/Pacific region, foreign currency changes primarily drove the revenue growth. However, certain segments, such as Financial Self Service and Data Warehousing, grew beyond the currency impact which was then offset by volume declines in other businesses. In Japan, volume declines were experienced in nearly every business.

The Americas region comprised 50% of our total revenue in the first nine months of 2004, the EMEA region comprised 32%, the Asia/Pacific region comprised 11%, and Japan comprised 7%.

Interest expense and other income

For the nine months ended September 30, 2004, interest expense decreased $3 million to $17 million as we benefited from lower debt levels and a variable interest rate swap we entered into in the fourth quarter of 2003. The variable rate of the swap is currently lower than the fixed rate of 7.125% on the debt and is providing us with the lower expense.

Other income, net, for the first nine months of 2004 was $15 million compared to $32 million of expenses for the same period of 2003. The 2004 amount includes $4 million related to sales of real estate from the first quarter and a $3 million acquisition break-up fee received from Optimal Robotics Corp. The nine months ended September 30, 2003, includes a $35 million charge related to accruals for the Fox River environmental matter. This matter is discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Our effective tax rate excluding significant infrequent or unusual items of 25% for the nine months ended September 30, 2004, reflects a reduction from 28% for the same period of 2003 and a reduction from 27% for the six months ended June 30, 2004. The reduction in NCR’s effective tax rate is principally due to an increased proportion of operating profits attributable to foreign operations during 2004, as compared to 2003. NCR expects it tax rate for the remainder of 2004 to be 25%. The full-year effective tax rate for 2005 is expected to be in line with the full-year 2004 effective tax rate.

Our nine months ended September 30, 2004 tax rate of -58% includes a second quarter significant infrequent item of $85 million for tax accrual reversals due to the settlement of tax audits while NCR was a subsidiary of AT&T and is discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements.

The tax rate for the first nine months of 2003 was favorably impacted by the resulting tax benefit from increases to the reserves for the Fox River environmental matter. This matter provided a $13 million benefit to the tax provision for the year to date period.

Restructuring and Re-Engineering

During the third quarter of 2004, we continued with our re-engineering plans started in 2002 to drive operational efficiency throughout our organization. The key points from our activities in the third quarter of 2004 were as follows:

1) Continued reduction of costs and expenses – We continue to analyze the cost structure of the Company in order to improve our competitiveness in the markets in which we serve. We have completed the actions that should deliver $200 million of cumulative cost savings in 2004, even after absorbing incremental costs associated with the Sarbanes-Oxley Act of 2002 and the negative impact from foreign currency fluctuations. In addition, during the second quarter, we announced actions, which were implemented in the third quarter of 2004, to reduce our pension expense in future years by making changes to our U.S. based pension plans. In the future, we may make similar changes to our international pension plans. We remain on track to achieve our goal of delivering $250 million of annualized cost savings in 2005, using 2002 as a starting point.

2) Enterprise Resource Planning (ERP) system implementation – We completed the implementation of our ERP system in Belgium, Portugal, Spain, and the Netherlands during the third quarter of 2004 along with certain applications deployed to our operations in Germany, China, and India. For the remainder of the year, deployment of certain ERP business functions will occur on a very limited basis.

3) Transition of transaction processing to Accenture LLP (Accenture) – Additional general ledger, accounts receivable, accounts payable, and service order management functions were transitioned to Accenture during the quarter. For certain functions by country, Accenture now has the responsibility for recording and processing of transactions; however, NCR is providing appropriate oversight over these activities. All of the transition activities scheduled for 2004 were completed by the end of the third quarter of 2004 with no additional processes being transitioned until the first quarter of 2005.

4) Real estate consolidation and restructuring – We continued to examine our portfolio of owned and leased properties during the quarter in order to lower our overall facility costs. We are currently negotiating to sell certain owned properties by the end of 2004, which may result in additional real estate gains in 2004 if we are successful in closing the transactions. Also, for the nine months ended September 30, 2004, NCR utilized $3 million of the restructuring reserve as described in Note 4 of the Notes to Condensed Consolidated Financial Statements. The majority of the lease obligations relating to the reserve will continue through 2005, with one remaining obligation continuing to 2009.

As part of NCR’s continued efforts to reduce real estate holdings worldwide and to reduce NCR’s total real estate expenses, the Company anticipates recording an estimated $6 million charge in the fourth quarter of 2004 to terminate additional lease obligations.

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

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are GAAP measures that are directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under accounting principles generally accepted in the United States of America (otherwise known as GAAP).

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30
In millions	2004	2003
Net cash provided by operating activities	$241	$274
Less: Net expenditures for reworkable service parts	65	67
Less: Expenditures for property, plant and equipment	55	42
Less: Additions to capitalized software	63	50

Free cash flow	$58	$115

We generated free cash flow in the third quarter of 2004. Our free cash flow for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, decreased $57 million primarily due to a decrease in our cash provided by operating activities. Inventory levels have been higher in the first nine months of 2004 as compared to the same period of 2003 which is contributing to the decline in free cash flow. Inventories have increased in Retail Store Automation with the aggressive conversion to a new configure-to-order model, which drives shorter lead times. Although we expected increases in Retail Store Automation’s inventories due to the configure-to-order model, the inventory levels are higher than we would like and we are working to correct this issue through better purchase and inventory management. We have also seen expected increases in Financial Self Service product inventory as we expand our manufacturing capacity to better meet demand in high-growth areas. Also contributing to the decline in free cash flow for year to date 2004 versus 2003 are higher incentive compensation plan payments (which were paid in the first quarter of the year, based on the 2003 operating performance of the Company), higher sales taxes due to the timing of payments, and higher levels of capital expenditures. Improvements in collections of accounts receivable partially offset these free cash flow declines. Accounts receivable improved by $91 million during the first nine months of 2004, excluding the $4 million of accounts receivable from the acquisition of Kinetics which is reflected as an other investing activity, compared to a $52 million improvement during the first nine months of 2003.

Cash proceeds from real estate transactions and sales of property, plant, and equipment provided $58 million of cash during the nine months ended September 30, 2004, as we continue to reduce our real estate holdings. Also during that period, we purchased $271 million of our common stock under our share purchase programs authorized by the Board of Directors (see Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” of Part II of this quarterly report for details). Partially offsetting this cash outflow was $136 million of cash received from employee stock plan exercises, which were higher than last year due to the higher stock price in each quarter of 2004 as compared to 2003. The cash received from employee stock plan exercises is used to purchase our common stock to help offset the dilutive effects of the exercises. On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2003. Our long-term debt is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 2 by reference and made part hereof. Also, our guarantees and product warranties are discussed in Note 10 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 2 by reference and made part hereof.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; take advantage of data warehousing market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and market and sell all of our diverse solutions effectively. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of competitors. In addition, our Payment and Imaging segment is shifting from traditional item processing as check volume and the traditional item processing markets are declining and financial institutions are migrating to a digital process with the potential to clear checks electronically. This is in response to the Check Clearing for the 21st Century Act (commonly referred to as “Check 21”), which was enacted in October 2003 and became effective in October 2004.

Our Customer Services business is being impacted from competitive pressures related to our maintenance services business on third-party equipment as sales of these products continue to decline primarily as a result of our revised strategy which focuses more on servicing NCR equipment as opposed to non-NCR equipment.

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

Stock Compensation Accounting Similar to other companies, we use stock options and other stock based awards as a form of compensation for certain employees. Currently, the expense of stock options is not reflected in our operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Note 8 of Notes to Condensed Consolidated Financial Statements discloses the current and past quarter’s theoretical impact of expensing employee stock compensation based on the fair value of the grants. Our future operating results will be affected if and when the Financial Accounting Standards Board’s proposed statement on expensing all forms of stock compensation based on the fair value of grants is enacted.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the third quarter of 2004, our percentage of revenues from outside of the United States was 58%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the first three quarters of 2004.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was approximately 3 percent weaker in the third quarter of 2004 as compared to the third quarter of 2003 based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2004 and 2003, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $21 million increase or a $17 million increase in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a $21 million decrease or a $17 million decrease in the fair value of the hedge portfolio as of September 30, 2004 and 2003, respectively.

The interest rate risk associated with our borrowing and investing activities at September 30, 2004, was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the current global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis; however, we believe that the reserves for potential losses are adequate. At September 30, 2004 and 2003, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the third quarter of 2004, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities will eventually be performed by Accenture LLP (Accenture). As of June 30, 2004, and going forward, as part of the transition of transaction processing, Accenture has the primary responsibility for processing the quarter close activities including the majority of transaction processing for general ledger activities. Accenture began transaction processing for NCR’s order to revenue cycle during the second and third quarter of 2004, except for Data Warehousing and Systemedia whose order to revenue process is not being transitioned to Accenture, and represents approximately one-third of these transactions on a revenue basis. NCR personnel provided support to Accenture through these transitions. We believe this is a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions. Additional transition activities are expected to begin again in the first quarter of 2005.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 10 of Notes to Condensed Consolidated Financial Statements of this quarterly report regarding environmental matters only and is incorporated in this Item 1 by reference and made part hereof.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
First quarter total	2,050,000	$43.83	1,300,000	750,000

Second quarter total	1,950,000	$47.02	1,014,500	935,500

July 1 through July 31, 2004	—	$—	—	—
August 1 through August 31, 2004	1,450,000	$44.05	377,500	1,072,500
September 1 through September 30, 2004	550,000	$46.28	200,000	350,000

Third quarter total	2,000,000	$44.67	577,500	1,422,500

Year to date total	6,000,000	$45.15	2,892,000	3,108,000

The 2000 Board of Directors share repurchase program authorizes the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the ESPP. Under the 1999 Board of Directors authorized program, the Company has $35 million remaining for NCR common stock purchases.

On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $285 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the nine months ended September 30, 2004, the total of these purchases were 8,578 shares at an average price of $46.76 per share.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2004 (incorporated by reference to Exhibit 3.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the NCR Corporation Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Form 10-Q”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004.

NCR and Teradata, are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: November 5, 2004	By:	/s/ Peter J. Bocian
Peter J. Bocian
Senior Vice President and Chief Financial Officer