Form 10-K
period 2004-12-31
NCR CORP
filed 2005-03-07
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $4.6 billion. At January 31, 2005, there were approximately 187 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant’s Proxy Statement, dated March 7, 2005, issued in connection with the 2005 annual meeting of stockholders.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1. BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses interact, connect and relate with their customers.

Businesses

Data Warehousing solutions transform data into information, permitting businesses to respond with programs designed to improve business operations, customer acquisition, retention, and profitability. By utilizing the Company’s automated-teller machines (ATMs), retail point-of-sale (POS) workstations, and self-check-in/out systems, companies can capture and process transaction-based information. Services are an essential component of each of NCR’s offerings, and the Customer Services division provides support services to purchasers of NCR products.

Industries Served

NCR provides specific solutions for the retail and financial industries, and through the Teradata® Data Warehousing and Customer Services businesses, the Company provides solutions for additional industries such as telecommunications, transportation, insurance, travel, consumer goods manufacturers, as well as governmental entities. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Company History

NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. Subsequently on December 31, 1996, AT&T distributed all of its interest in NCR to its stockholders (the Distribution). NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.”

Operating Segments

NCR operates in the information technology industry and categorizes its operations into seven reportable segments: Data Warehousing, Financial Self Service (ATMs), Retail Store Automation, Customer Services, Systemedia, Payment and Imaging, and “Other,” each of which is described below. Each segment generally combines hardware, software, and professional and installation-related services.

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

Data Warehousing Segment

Products and Services

Under the Teradata brand name, NCR provides data warehousing solutions that combine software, including the Teradata database, data mining, and analytical applications; hardware; and consulting and support services. These solutions can also include third-party products and services from leading technology and service partners.

Teradata solutions help our customers make better and faster decisions by providing analytical capabilities to transform data into information - enabling a consistent, accurate view of their data and businesses. Our solutions enable faster and more comprehensive analysis of detailed data from across the organization – including customer, financial, and operational data. This enables our clients to deliver more accurate, insightful and timely information to decision-makers when and where they need it - so companies can drive growth and competitive advantage. Our Teradata Division is extending the usage of traditional data warehousing by integrating advanced analytics into an enterprise’s business processes, thereby providing decision-making information to operations at the point of contact or service.

Our Teradata technology’s centralized approach to analytics provides companies with two benefits: better decisions from an integrated enterprise-wide view of their data, and less duplication of their information technology (IT) infrastructure, providing optimum price/performance at minimum total cost of ownership. Our data warehousing technologies provide a high level of performance, scalability, availability, and manageability for strategic and tactical analytic requirements. Our professional service consultants combine a patent-pending methodology with years of hands-on experience to quickly capture business value while minimizing risk. Our customer services organization provides a single source of support services to allow customers to expect maximum use and fully leverage the value of their investments in data warehousing.

Target Markets and Distribution Channels

Our Teradata Division offers data warehousing solutions to many major industries, including retail, financial services, telecommunications, travel, transportation, logistics, insurance, manufacturing, and government entities.

The Teradata business delivers its solutions through mostly direct sales channels, including alliances with system integrators, value-added resellers, distributors, and original equipment manufacturers.

Competition

Our Teradata Division successfully competes with International Business Machines, Inc. (IBM) and Oracle Corporation in all geographic areas where we operate. Key factors used to evaluate competitors in these markets are: data warehousing experience and customer references; technology leadership; product quality; performance and scalability; support and professional service capabilities; industry knowledge; and total cost of ownership. Our Teradata solutions provide unique advantages in each of these areas.

In the markets in which our Teradata Division competes, customers require complete solutions, including applications, database software, system software, hardware, professional services, systems integration skills, and ongoing solution support. Many vendors offer one or two of these components, but we are one of few companies that can provide complete, integrated, and optimized data warehousing solutions that address all of these customer requirements.

Financial Self Service Segment

Products and Services

Our Financial Self Service business provides financial institutions, retailers, and independent deployers with self service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite. Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Target Markets and Distribution Channels

NCR’s Financial Self Service solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. Financial Self Service solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both established and emerging markets.

NCR has historically sold most of its Financial Self Service products and services through a direct sales channel, although a certain portion of revenues is derived through distributors. Approximately 75% of product and service sales in recent years were made by the direct sales force; the remainder is sold through indirect channels.

Competition

Our Financial Self Service business successfully competes with Diebold, Inc. and Wincor Nixdorf GmbH & Co. (Wincor) in markets where it operates. The primary factors of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

Retail Store Automation Segment

Products and Services

Retail Store Automation provides retail-oriented technologies such as POS terminals, self-checkout systems, self-service kiosks, bar-code scanners, software, and services to retailers worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing satisfaction of the retailer’s customers.

Target Markets and Distribution Channels

NCR delivers Retail Store Automation solutions for the general merchandise, food and drug, and hospitality segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes fast food/quick service/table service, other restaurants, and lodging. About 90% of NCR’s Retail Store Automation solutions are sold through a direct sales force, with the remainder sold through alliances with value-added resellers, distributors, and dealers. With the 2004 acquisition of Kinetics Inc., NCR has expanded its offering to include self-ticketing and self-check-in/out systems for the travel industry, including airlines and hotels.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates. The Company believes that key competitive factors can vary by geographic area but typically include quality of the solutions or products, total cost of ownership, industry knowledge of the vendor, and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard, and PSC Inc. among others.

Customer Services

Services

Customer Services are an essential and integrated component of NCR’s complete solution offerings. NCR’s Customer Services Division provides maintenance and support services for NCR’s solutions as well as third-party companies. Our Customer Services operating segment provides other services including site assessment and preparation, staging and implementation, and complete systems management.

In 2004, NCR shifted its strategy to focus on maintenance and support of NCR branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

Target Markets and Distribution Channels

The focus of our Customer Services business is to provide service for NCR solutions. However, Customer Services is also pursuing managed service relationships with its key customers. Longer term managed service arrangements serve to improve the efficiency and performance of the customer’s business, and increase the strategic and financial importance of its relationship with NCR. We also can and do provide services on competing technologies used in these segments – for example, IBM retail technologies and Diebold ATMs. Customer Services also provides services for third-party technology manufacturers such as Cisco Systems, Dell, and others who value and leverage NCR’s global service capability.

The primary sales channel for Customer Services is NCR’s direct sales teams, which exist in all NCR product divisions. Customer Services provides these services directly to end customers.

Competition

NCR faces competition for services from other technology providers, as well as from service-only firms, in all geographies where it operates. The primary competitive factors are the same as those affecting NCR’s other operating segments. In addition, delays and declines in technology spending are causing intense competition for services and support contracts. Also, global technology providers are becoming more focused on services as a core business strategy. Risks include continued price erosion and service commoditization.

The primary Customer Service competitors are the companies identified in NCR’s other solutions. NCR also competes with a range of smaller regional and local service companies that differ by geography.

Systemedia

Products

Systemedia develops, produces, and markets a complete line of printer consumables including paper rolls for ATMs and POS workstations, inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms and retail office products. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by Systemedia include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. Systemedia’s direct sales force focuses on providing solutions to major accounts in 26 countries. In addition, Systemedia products are sold through office product retailers, value-added resellers, telemarketing and the Internet.

Competition

Competition in the consumable and media solutions business is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management expertise, and total cost of ownership. While price is always a factor, Systemedia focuses on total cost of ownership for all of its products. Total cost of ownership takes into account not only the per-unit cost of the media, but also service, usage and support costs over the life of the system.

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

Target Markets and Distribution Channels

NCR’s Payment and Imaging solutions primarily serve the financial services industry worldwide with a major focus on banks. NCR has historically distributed most of its Payment and Imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors. Approximately 75% of the traditional Payment and Imaging product sales in recent years were sold by the direct sales force; the remainder was sold through indirect channels.

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

“Other” Segment

NCR’s “Other” business segment primarily relates to the resale of third-party computer hardware and related professional and installation services in our high-availability and networking services businesses and to a business in Japan that is not aligned with our other operating segments.

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

Backlog

NCR believes that backlog is not a meaningful indicator of future business prospects due to the shortening of product delivery schedules and the significant portion of revenue related to its customer services business, for which order information is not recorded.

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Patents and Trademarks

NCR owns approximately 1,600 patents in the United States and a significant number in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR’s portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR’s business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the marks “NCR”, “Teradata”, and many of its other trademarks and service marks to be valuable assets.

Employees

On December 31, 2004, NCR had approximately 28,500 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2005 Annual Meeting of Stockholders (the 2005 Proxy Statement), portions of which are incorporated herein by reference. NCR will furnish the Code of Conduct and any other exhibit at cost. Document requests are available by calling or writing to:

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

Item 2. PROPERTIES

As of January 4, 2005, NCR operated approximately 352 facilities consisting of approximately 10.2 million square feet throughout the world. On a square footage basis, approximately 59% of these facilities are owned and 41% are leased. Within the total facility portfolio, NCR operates approximately 28 research and development and manufacturing facilities totaling approximately 3.2 million square feet, 80% of which is owned. The remaining 7.0 million square feet of space includes office, repair, warehouse, and other miscellaneous sites, and is 50% owned. NCR maintains facilities in 67 countries. NCR believes its plants and facilities are suitable and adequate, and have sufficient production capacity to meet its current needs.

NCR and certain operating divisions (Teradata Data Warehousing, Financial Self Service, Payment and Imaging, Systemedia, and Customer Services) are headquartered in Dayton, Ohio. The Retail Store Automation operating division is headquartered in Atlanta, Georgia.

Item 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Form 10-K report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 387,000 holders of NCR common stock as of February 14, 2005. The following table presents the high and low per share prices for NCR common stock for each quarter of 2004 and 2003. These stock prices are adjusted for a two-for-one stock split which became effective on January 21, 2005.

	2004			2003
	High	Low		High	Low
1st Quarter	$23.06	$19.36	1st Quarter	$13.15	$8.46
2nd Quarter	$25.00	$22.00	2nd Quarter	$13.87	$9.11
3rd Quarter	$26.29	$21.01	3rd Quarter	$16.86	$12.68
4th Quarter	$35.50	$24.19	4th Quarter	$19.74	$15.93

Although NCR does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors. Payment of dividends on NCR common stock would also be subject to such limitations as may be imposed by NCR’s credit facilities from time to time.

Purchase of Company Common Stock During 2004, the Company purchased 17.2 million shares of its common stock at an average price per share of $24.89 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the Employee Stock Purchase Plan (ESPP).

On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $254 million to repurchase outstanding shares of NCR common stock.

Also, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For 2004, the total of these purchases were 17,156 shares at an average price of $23.38 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ending December 31, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
First quarter total	4,100,000	$21.92	2,600,000	1,500,000

Second quarter total	3,900,000	$23.51	2,029,000	1,871,000

Third quarter total	4,000,000	$22.33	1,155,000	2,845,000

October 1 through October 31, 2004	—	$—	—	—
November 1 through November 30, 2004	3,233,800	$28.69	3,033,800	200,000
December 1 through December 31, 2004	1,966,200	$32.77	1,182,200	784,000
Fourth quarter total	5,200,000	$30.23	4,216,000	984,000

Year to date total	17,200,000	$24.89	10,000,000	7,200,000

Shares and share prices reflect the impact of a two-for-one stock split effective on January 21, 2005.

In addition, from January 1, 2005 through March 4, 2005, the Company repurchased approximately 3.3 million shares for approximately $120 million.

Item 6. NCR CORPORATION SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the year ended December 31	2004[1]	2003[2]	2002[3]	2001[4]	2000[5]
Revenue	$5,984	$5,598	$5,585	$5,917	$5,959
Income from operations	$233	$130	$189	$186	$205
Other (income) expense, net	$(18)	$58	$58	$62	$(70)
Income tax (benefit) expense	$(39)	$14	$3	$(97)	$97
Net income (loss)	$290	$58	$(220)	$217	$178
Net income (loss) per common share
Basic	$1.55	$0.31	$(1.13)	$1.12	$0.94
Diluted	$1.51	$0.30	$(1.10)	$1.09	$0.91

At December 31

Total assets	$5,554	$5,197	$4,672	$4,855	$5,106
Debt	$309	$310	$311	$148	$107
Stockholders’ equity	$2,086	$1,875	$1,325	$2,027	$1,758
Cash dividends	—	—	—	—	—
Number of employees and contractors	28,500	29,000	30,100	31,400	32,900

1	Income from operations for 2004 includes $5 million of cost associated with the exiting of real estate facilities. Other income for 2004 includes $17 million of real estate gains, $3 million for an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved, and a $9 million release of a reserve previously established for the Company’s anticipated exit of certain countries in the Middle East and Africa Region. The Company also realized an $85 million income tax benefit resulting from the favorable settlement of audit issues relating to the period when NCR was a subsidiary of AT&T.
2	Other expense for 2003 includes $37 million for a charge associated with the Fox River environmental matter and $6 million reversal of a charge related to the Lucent indemnification claim recorded in 2002.
3	Income from operations for 2002 includes real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million. Net income includes a $348 million net-of-tax cumulative effect of accounting change charge for goodwill impairment relating to the adoption of Statement of Financial Accounting Standards No. 142, and the after-tax impacts of real estate consolidation impairment charges of $8 million, marketable securities write-down to fair value in Japan of $14 million, a charge of $9 million for a Lucent indemnification claim, and an income tax benefit of $35 million relating to tax refunds, tax planning and use of foreign tax credits.
4	Income from operations for 2001 includes a $39 million provision for loans and receivables related to Credit Card Center (CCC), $9 million of integration costs related to acquisitions and $67 million of goodwill amortization. Net income for 2001 includes the after-tax impacts of a $39 million provision for loans and receivables with CCC, $9 million of integration costs related to acquisitions, $40 million for a charge associated with the Fox River environmental matter, a $1 million provision for interest receivables related to CCC, a $138 million tax benefit from the resolution of international income tax issues, and a $4 million cumulative effect of adopting Statement of Financial Accounting Standards No. 133.
5	Income from operations for 2000 includes $38 million for restructuring and other related charges, $25 million for in-process R&D charges related to acquisitions, $2 million for integration costs related to acquisitions and $33 million of goodwill amortization.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses build stronger relationships with their customers. Our market-leading Teradata Data Warehousing solutions transform data into an integrated view of a company’s business, which permits it to develop programs designed to improve customer acquisition, retention and profitability, as well as streamline the supply chain and business operations. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, and self-check-in/out systems, our Financial Self Service and Retail Store Automation solutions enable companies to address consumer demand for convenience, value and individual service. Our Customer Services Division provides support services for NCR’s solutions as well as third-party products.

We provide solutions for the retail and financial industries through our Financial Self Service (ATMs) and Retail Store Automation businesses. Additionally, our Teradata Data Warehousing and Customer Services businesses provide solutions for industries including telecommunications, transportation, insurance and consumer goods manufacturers, as well as governmental entities. We deliver our solutions to customers on a global basis, and categorize our results into four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific. Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, hardware technology, value-adding software, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon 120 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships are years of acting responsibly, with the highest level of integrity, a commitment based on trust and a will to act responsibly and ethically in all our business dealings. Using NCR’s Code of Conduct, available on the corporate governance page of our website, as our guide, the Company remains firmly committed to continuing this tradition.

STRATEGY OVERVIEW

Our current strategic initiatives to increase operating income and return maximum value to our stockholders include:

1) Delivering superior value propositions – The majority of our product revenue is generated from our Data Warehousing, Financial Self Service and Retail Store Automation businesses, and leveraging our market leadership and value propositions in these businesses is important to NCR’s future success. These businesses are strategically focused on gaining market share and reallocating spending to value-added activities within our product offerings to generate revenue and operating income growth. We are also making investments in research and development activities to generate new products that will further improve the value of our product offerings. Please refer to the sections in this MD&A discussing each of NCR’s businesses for more information on these strategies.

2) Enhancing demand creation – We are investing in our sales force by hiring additional sales people and industry professionals, along with increasing our training offerings. We expect these investments to provide meaningful benefits in 2005 and beyond.

3) Improving profitability in Customer Services – In our Customer Services Division, we are driving operational and financial improvement by lowering our service delivery costs, improving the percentage of NCR ATMs and POS equipment which is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability. Please refer to the “Customer Services” section in this MD&A for further details on these initiatives.

4) Optimizing our cost structure – In 2004, we made significant progress on reducing our cost structure to bring it in line with industry benchmark standards. Through 2003 and 2004, we have delivered $200 million of the $250 million commitment we made to reduce cost and expense. We expect to deliver the remaining $50 million in 2005, as well as an additional $100 million of cost reductions in 2005 and 2006. Please refer to the “Restructuring and Re-engineering” section in this MD&A for further details on our cost reductions efforts.

FINANCIAL OVERVIEW

2004 was a positive year for NCR as we showed significant progress and made several key strategic decisions in order to generate future revenue growth and operating income. As more fully discussed in later sections of the MD&A, the following were the significant themes and events for 2004:

•	We continued to strengthen the value of our products and services provided to customers around the world and increased our revenue 7% in 2004, including 4 percentage points of benefit from foreign currency.

•	Cost and expense reductions in 2004 helped improve our operating income despite $46 million of incremental pension and severance expense compared to 2003, and the negative affect of foreign exchange.

•	We produced $436 million of cash from operations, $182 million after $254 million of capital expenditures.

In 2004, we established five key value drivers in order to improve and measure our overall success. These drivers and our results against them were as follows:

•	Data Warehousing revenue growth – Data Warehousing experienced 12% growth as companies continued to invest in the strong value proposition our Teradata data warehouses provide. Foreign currency fluctuations provided a 4 percentage point benefit to 2004 revenue.

•	Financial Self Service revenue growth – Financial Self Service revenue grew 19% due to strong ATM sales in both the Americas and EMEA regions and to a lesser extent in the Asia/Pacific region. The impact of foreign currency fluctuations provided a benefit of 5 percentage points to 2004 revenue.

•	Retail Store Automation profitability – Retail Store Automation improved profitability from breakeven in 2003 to $26 million of operating income in 2004 due to 8% revenue growth and meaningful expense reductions. Foreign currency fluctuations provided a 3 percentage point benefit to 2004 revenue.

•	Customer Services performance – Although we are continuing our actions to improve the financial results of this segment, the improvement in 2004 was offset by continued price erosion and a less favorable mix of high-margin maintenance revenue from businesses we previously exited.

•	Cost and expense reductions – As mentioned above, we made significant progress on this value driver, reducing cost and expense by more than $100 million in 2004.

The 2004 key drivers are discussed in greater detail later in this MD&A. Our key drivers for 2005 will be similar to those for 2004, and will include:

•	Improving the profitability of our Customer Services operating segment,

•	Continuing to reduce spending to achieve optimal operating performance, and

•	Driving revenue growth in our key product segments.

We are projecting that the capital spending environment in 2005 will be about the same as what was experienced in 2004, and are forecasting 2005 revenue to increase slightly. We expect our 2005 operating income to increase due to higher revenues, the continued reduction of infrastructure cost, and the restructuring of our Customer Services business.

We see the following as the most significant risks to the execution of our initiatives:

•	Capital spending and competitive environment – If the overall IT capital spending environment declines, or if we cannot overcome the negative effect of pricing pressure or adverse foreign exchange movement with cost reductions, we may not be able to profitably grow our business and meet our financial objectives.

•	Executing our Customer Services transformation process – It is critical for NCR to structure this business so that it can substantially improve profitability. This improvement could be at risk if we cannot successfully meet our plan objectives, described in the Customer Services segment discussion of this MD&A; if we cannot overcome the negative effect of anticipated pricing pressures; or if an unforeseen event occurs that would increase the number of service incidents and therefore increase cost.

•	Impact of pension expense – Changes in actuarial assumptions and declines in the capital markets for both NCR’s U.S. and international pension plans may result in more pension expense in future periods than anticipated, which could decrease our overall profitability. While changes in actuarial assumptions may have a more immediate effect on our pension expense, changes in the capital markets may affect our net income in following years. We are continuing to analyze all costs and employee benefits related to our current pension plans.

•	Reduce cost – If we cannot continue to remove costs and expenses from our infrastructure and business units, we may not be competitive in our pricing and may not be able to create the capacity to invest in new solutions.

RESULTS FROM OPERATIONS

In millions	2004[1]	2003[2]	2002[3]
Consolidated revenue	$5,984	$5,598	$5,585

Consolidated gross margin	$1,616	$1,534	$1,587

Consolidated operating expenses:
Selling, general and administrative expenses	1,141	1,171	1,166
Research and development expenses	242	233	232

Total consolidated income from operations	$233	$130	$189

1	Income from operations for 2004 included $135 million of pension expense and $95 million of severance expense.
2	Income from operations for 2003 included $105 million of pension expense and $79 million of severance expense.
3	Income from operations for 2002 included $74 million of pension income, $75 million of severance expense, real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million.

2004 compared to 2003 results discussion

NCR’s revenue of $5,984 million for 2004 was a 7% increase from 2003. This growth included 4 percentage points of favorable impact from foreign currency fluctuations. Please refer to the “Revenue and Operating Income (Loss) by Segment” section in this MD&A for details regarding our segment results.

Year-over-year revenue increased 7% in the Americas, 6% in EMEA, 3% in the Asia/Pacific region, and decreased 1% in Japan. Changes in foreign currency rates provided a 1 percentage point, an 8 percentage point, a 4 percentage point, and a 6 percentage point benefit to 2004 revenue in the Americas, EMEA, Asia/Pacific, and Japan, respectively. In the Americas region, the revenue growth was attributable to strong volumes in our three major product segments of Financial Self Service, Data Warehousing, and Retail Store Automation. The growth in our EMEA region was primarily due to changes in foreign currency rates and increased volumes in Financial Self Service which was offset somewhat by declines in the “Other” segment. In the Asia/Pacific region, foreign currency changes primarily drove the revenue increase. Certain segments, such as Financial Self Service, Retail Store Automation, Systemedia and Data Warehousing, grew beyond the currency impact in Asia/Pacific; however, this growth was offset by volume declines in other businesses. In Japan, a volume increase in Data Warehousing was more than offset by declines in nearly every other segment.

Income from operations in 2004 increased to $233 million compared to $130 million in 2003. The increase was primarily due to a combination of higher volumes in our three main product businesses, benefits from foreign currency fluctuations, and lower cost and expense. The increase in income from operations more than offset the increase in pension and severance expense, the incremental costs associated with the requirements of the Sarbanes-Oxley Act of 2002, and cost associated with exiting real estate facilities.

2003 compared to 2002 results discussion

Total revenue was essentially flat in 2003 as compared to 2002. Foreign currency fluctuations provided a 5 percentage point benefit to 2003 revenue. Overall, increases in customer service revenue were essentially offset by a decline in product sales and professional services due to the constrained capital spending environment for information technology equipment. By segment, revenue growth in Retail Store Automation, Financial Self Service, and Customer Services was offset by declines in the “Other” segment, Systemedia, and Data Warehousing.

Revenue growth of 7% in the EMEA region was offset by declines of 1% in the Americas region, 5% in Japan and 8% in the Asia/Pacific region. The growth in the EMEA region was primarily due to positive foreign currency impact and higher volumes in Financial Self Service and Retail Store Automation. The decline in the Asia/Pacific region was mainly due to a volume decline as our significant growth in 2002 for Financial Self Service and Retail Store Automation was not sustained in 2003. Changes in foreign currency rates provided a 12 percentage point, a 7 percentage point, and a 6 percentage point benefit to the 2003 revenue in the EMEA region, Japan, and the Asia/Pacific region, respectively.

Total operating income in 2003 was $130 million compared to $189 million in 2002. Operating income for 2003 was impacted by $105 million of pension expense compared to $74 million of pension income for 2002. The $105 million of pension expense for 2003 included $11 million of incremental settlement charges for departures of employees in certain non-U.S. locations. Operating income for 2003 was positively impacted by our cost and expense reduction initiatives, the benefit of positive foreign currency fluctuations, and higher revenues in Data Warehousing support services. Also during the year, a $12 million benefit was realized as we eliminated our U.S. postretirement life insurance benefit in the third quarter of 2003.

Revenue and Operating Income (Loss) by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our Systemedia and Payment and Imaging solutions are reportable segments. A seventh segment, “Other,” primarily relates to the Company’s resale of third-party computer hardware and related professional and installation services, and to a business in Japan that is not aligned with our other segments. Our segments are comprised of hardware, software, and professional and installation-related services.

For purposes of discussing our operating results by segment, we exclude the impact of certain items, such as pension expense, from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends for each business. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Restructuring items in the fourth quarter of 2002 were also excluded from the discussion of operating results. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12 of Notes to Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations on revenue growth. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations in 2004, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing provides the market-leading Teradata data warehousing database software, hardware platform and related services that enable companies to gain a competitive advantage by more quickly and efficiently analyzing a single integrated view of customer behavior and other business information and then delivering that business intelligence to the company’s decision-makers. This segment’s revenues are primarily generated in the enterprise data warehousing market, which is part of the larger database market.

The current business and financial model for Data Warehousing allows for a significant portion of revenue growth to enhance profitability. Our main strategic direction for the future is to increase our market share in the enterprise data warehouse market and to increase our penetration in the overall data warehousing market. We plan to meet these goals by providing the technology, support and consulting services that companies need to capitalize on enterprise-wide analytics and maximize the usefulness of their existing data. We focus on adding companies that have massive amounts of data to leverage, which will generate a continued need for technology and consulting and lead to future upgrades and expansion.

The following table presents Data Warehousing (including support services) revenue and operating income for the years ended December 31:

Data Warehousing In millions	2004	2003	2002
Revenue	$1,361	$1,213	$1,226
Operating income	$223	$145	$112

Operating income as a percent of revenue	16.4%	12.0%	9.1%

Data Warehousing revenue increased 12% in 2004 from 2003 due to both an increase in product sales and support services. Foreign currency fluctuations provided a 4 percentage point benefit to 2004 revenue. The strong growth is indicative of customers valuing the superior analytical capabilities of our Data Warehousing solutions and the return on investment they can provide. The increase in operating income from 2003 to 2004 reflects the increases in sales and support services. Consistent with our strategy, reductions in infrastructure costs allowed investment in sales and research and development initiatives.

Data Warehousing revenue declined 1% in 2003 from 2002 due to the constrained capital expenditure environment, which was partially offset by foreign currency fluctuations and an increase in support services revenue. Foreign currency fluctuations provided a 5 percentage point increase to 2003 revenue. The capital spending environment remained depressed in 2003 as customers had limited budgets for large information technology expenditures; however, our existing customer base continued to purchase services to maintain their data warehouses. Operating income increased 29% in 2003 as cost and expense reduction efforts provided benefits to our margin and operating expenses that offset the effects of lower volumes and typical price erosion. We also experienced a positive shift in our mix during 2003 to higher-margin software and hardware maintenance, which aided our operating income improvement.

While we have seen fluctuations in the information technology environment in the past, our outlook remains positive as we expect to see continued growth in 2005 versus a very strong 2004. Our growth in support services and solution revenue should lead to higher 2005 operating income versus 2004 for this business.

Financial Self Service provides ATM-related technologies including cash dispensers, services, and software solutions to financial institutions, retailers and independent deployers. Our Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as web-enablement, automated check cashing/deposit, automated cash deposit, bill payment and the dispensing of non-cash items.

The market demand for financial self-service products and services is expected to grow moderately over the next few years due to an anticipated ATM upgrade cycle in the Americas and EMEA regions, expanding demand in emerging markets, and from banks moving to advanced-function ATMs to increase their revenue and lower their operating costs. Our strategy is to fully distribute our sales force and invest in markets such as China, India and Russia. Also, we believe we are well-positioned to take advantage of our market-leading deposit automation technology and software which provide higher-value solutions. Additionally, we are making progress to create a competitive cost advantage for this business, optimizing our human and asset capital deployment in order to become a lower-cost supplier. This includes streamlining our supply chain and producing ATMs in the region generating the demand.

A significant event in the financial services marketplace is The Check Clearing for the 21st Century Act, or “Check 21,” which took effect in October 2004. The act is intended to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. The Financial Self Service business should realize benefits from this legislative change over the next several years. Financial institutions in the United States have begun to upgrade their ATMs in order to allow checks to be digitally scanned upon deposit at the ATM so that they can eliminate the costly and slow process of clearing the paper form of the check.

The following table presents Financial Self Service revenue and operating income for the years ended December 31:

Financial Self Service (ATMs) In millions	2004	2003	2002
Revenue	$1,370	$1,149	$1,095
Operating income	$222	$165	$115

Operating income as a percent of revenue	16.2%	14.4%	10.5%

Revenue for Financial Self Service grew 19% in 2004 from 2003. The increase was the result of growth in all regions. In the Americas region, we continue to benefit from financial institutions in the United States upgrading their ATM networks for recent regulatory changes. Growth in the EMEA region was reflective of banks upgrading their ATMs for the automation of cash deposits, as well as expansion of ATM networks in Eastern Europe. Growth in the Asia/Pacific region was broad-based with meaningful growth in several countries. The impact of foreign currency fluctuations provided a benefit of 5 percentage points to 2004 revenue. Operating income improved due to increased volume, the favorable movement of foreign currency, and expense reductions, which offset the effects of anticipated price erosion.

Revenues in Financial Self Service increased 5% in 2003 as compared to 2002 primarily due to foreign currency fluctuations. Foreign currency provided a 7 percentage point benefit in 2003 for this business. Services revenue included in this segment was higher in 2003, but we experienced typical levels of product price erosion due to competitive pressures. We experienced strong growth in the Americas region as financial institutions increased spending for our advanced function ATM solutions. However, the Asia/Pacific region’s revenue declined relative to a difficult compare in 2002. Operating income improved 43% from 2002 due to cost and expense reduction programs and positive foreign currency fluctuations. We have been successful in lowering our supply chain costs with the actions we took in 2003, such as reducing the number of staging centers that customize ATMs and leveraging our regional manufacturing capabilities.

In 2005, we expect revenue for Financial Self Service to increase, at least in line with growth in the overall ATM market. To remain competitive in the market, it is imperative that we continue to reduce our costs by leveraging the synergies of our global manufacturing locations. We expect operating income to increase at a rate greater than the growth in revenue as a result of our initiatives to reduce our cost and expense structure.

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software, as well as innovative products such as our self-checkout systems and self-service kiosks, to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve operational efficiency for companies while increasing satisfaction of their customers. NCR provides a highly competitive product offering for retailers in an increasingly commoditized market. Revenue in this segment will more than likely increase as retailers continue to upgrade and replace aging POS systems and install new self-checkout and self-service technologies.

In 2004, the Retail Store Automation business made significant improvements in lowering its cost structure, and will continue to focus on additional improvements in its operating model in 2005. We will continue to reduce our infrastructure costs as we shift investments into sales and research and development. This includes making investments in new technologies that are projected to increase efficiencies for retailers, such as radio frequency identification (RFID) systems and self-service technologies.

The following table presents Retail Store Automation revenue and operating income (loss) for the years ended December 31:

Retail Store Automation In millions	2004	2003	2002
Revenue	$864	$797	$714
Operating income (loss)	$26	$—	$(57)

Operating income (loss) as a percent of revenue	3.0%	0.0%	(8.0)%

Retail Store Automation revenue grew 8% compared to 2003. The revenue growth was attributable to higher POS terminal and bar-code scanner volumes, software, and professional services, as well as 3 percentage points of benefit from foreign currency rate changes. The operating income improvement of $26 million was the result of higher volumes mentioned above, cost and expense reductions, and favorable foreign currency fluctuations.

Revenue increased 12% for Retail Store Automation in 2003 compared to 2002 as increased demand and positive foreign currency fluctuations more than offset the price erosion we experienced during the year. Foreign currency provided a 5 percentage point benefit for 2003 revenue. The higher volumes were mainly driven by sales of self-checkout systems, which were characterized by large, single purchases in the Americas region. The EMEA and Japan regions also contributed to the growth, led by sales of POS terminals and self-checkout systems in these regions. The improvement in operating income was driven mainly by our cost reduction efforts, volume increases, and positive foreign currency impact. These cost reductions included progress on our configure-to-order initiative and moving a portion of our product development activities to lower-cost locations outside of the United States.

We expect higher 2005 revenue for Retail Store Automation solutions due to increasing demand for self-service technologies along with expansion of software and services. Due to higher revenue and our continuing actions to reduce cost and expense in this business, we expect operating income to improve in 2005.

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

To compete effectively in this market, we are shifting our market and application focus to consumable offerings that offer growth opportunities. These include RFID products, laser documents, labels, ink jet supplies, laser cartridges and specialty media. Increased revenue in these products is expected to offset declines experienced in mature products due to the changes in printer technologies. In addition to a shift to higher-growth products, we are also working to increase our use of services and industry expertise. Increased focus on defining value drivers and refining our demand generation capabilities through additional direct sales resources is important to our strategy. We will continue to review our cost structure and manufacturing efficiency in 2005 in order to drive improved profitability.

The following table presents Systemedia revenue and operating income for the years ended December 31:

Systemedia In millions	2004	2003	2002
Revenue	$512	$494	$518
Operating income	$8	$14	$6

Operating income as a percent of revenue	1.6%	2.8%	1.2%

Revenue for Systemedia increased 4% in 2004 from 2003. Excluding the impact of foreign exchange fluctuations, revenue was unchanged. Growth in the Americas and Asia/Pacific regions was offset by declines in the EMEA region and Japan. The decrease in operating income from 2003 was due to competition for traditional media products which affects both pricing and volumes. Cost and expense reductions were somewhat offset by significant increases in paper prices, which represents the largest percentage of product cost for this business.

Revenue for the Systemedia business declined 5% from 2002 to 2003 due to softness in the market from a pricing and volume perspective as customers reduced their expenditures for printer consumables. The Americas region was impacted the most from the volume decline as customers we lost in late 2002 and early 2003 could not be replaced during the remainder of the year. Foreign currency provided a 5 percentage point benefit to 2003 revenue. Operating income for Systemedia increased in 2003 from 2002 due to cost reductions in both our material costs and manufacturing process, which more than outpaced the volume and price erosion impacts.

We expect similar revenue levels in 2005 versus 2004, as gains in growth products are expected to be offset by competition in mature products. We believe that operating income will increase slightly in 2005 due to our cost reduction efforts.

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Our imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally scanned, processed and retained within a flexible, scalable environment.

The most significant event that has occurred in the check payment and imaging marketplace in recent years was the Check Clearing for the 21st Century Act, also known as “Check 21,” which took effect in October of 2004. The act is intended to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. NCR is well-positioned for this change with our current image-based solutions and services. However, as the need for digital imaging increases, the reliance on products that were designed for paper-based processing will decrease. Revenue growth in this segment will be challenging given these market dynamics.

The following table presents Payment and Imaging revenue and operating income for the years ended December 31:

Payment and Imaging In millions	2004	2003	2002
Revenue	$149	$152	$152
Operating income	$17	$21	$19

Operating income as a percent of revenue	11.4%	13.8%	12.5%

2004 revenue was down 2% compared to 2003. Foreign currency fluctuations provided a 2 percentage point benefit to revenue. Increases in Japan revenue were more than offset by small volume declines in the Americas and Asia/Pacific revenue. Operating income decreased in 2004 due to the volume decline and the continued shift in our revenue base from higher-margin traditional processing equipment to lower-margin imaging solutions as a result of the regulatory changes mentioned above.

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

As financial institutions continue to comply with “Check 21” and invest in their check processing infrastructure, we expect a shift to digital imaging products from traditional paper processing products. The impact of this shift is anticipated to result in lower Payment and Imaging revenue for 2005 and potentially lower operating income for this business. Although “Check 21” will result in lower revenue in Payment and Imaging, it should continue to generate higher revenue in our larger ATM business in future periods.

Customer Services are an essential component of our complete solution offerings. NCR’s Customer Services Division provides maintenance and support services for NCR’s products as well as some third-party products. Maintenance and support services include site design, staging and implementation, and complete systems management.

We believe that customers value the integration of maintenance and support services with the hardware and software they purchase. However, heavy competition in the services industry and anticipated revenue declines from businesses we exited in prior years has led to lower revenues and operating margins in our Customer Services business over the past few years. The exited businesses relate to higher-margin maintenance contracts associated with bank branch automation, account processing and low-end server hardware we stopped selling a number of years ago. We have taken steps to reverse the trend of declining profitability through cost management, such as the realignment of call centers we operate, and through operational efficiencies, such as implementing a new dispatching and productivity tool.

We have developed a long-term services transformation process designed to deliver the operating margins we expect from this business. Building on the work started in 2004, we will continue to pursue the following operational goals during 2005:

•	Change our strategic revenue focus to service of NCR products. We will continue to support third-party products when it aligns with our strategic and financial objectives.

•	Increase the linkage between product engineering and the serviceability of our products (e.g., ATMs, POS systems).

•	Further reduce infrastructure and service delivery costs.

•	Build in diagnostics to improve the remote serviceability of our products.

•	Ensure NCR intellectual property (IP) rights are not violated by third-party service providers.

We have realized some benefit from each of these items to date. However, as anticipated, this progress has not been sufficient to overcome the adverse impact of price erosion from heavy competition in the marketplace and the reduction of higher-margin revenue associated with exited businesses. We believe we can be more competitive in the marketplace by concentrating on servicing NCR products rather than on incremental services from third-party products. By proactively designing products for more efficient serviceability, time spent on service incidents will be reduced. This will help us achieve a lower cost structure by shifting our service model to diagnose incidents remotely and dispatch personnel through a global operating model that takes advantage of personnel and incident location synergies. Also, we will continue to evaluate the number of customer call centers we maintain and modify their operations to enhance our remote diagnostic capabilities. We believe these changes will lead to increased customer satisfaction through faster service, while reducing our service delivery costs.

Unauthorized use of NCR intellectual property allows third-party service providers a “free ride” on NCR’s investment in research and development, giving them an unfair price advantage. NCR’s actions to enforce its IP rights and require that third parties properly license diagnostic software are intended to eliminate this free ride. Additionally, NCR continues to monitor and enforce its parts sales agreements to ensure that purchasers comply with program requirements and use parts for their intended purpose. Together, these activities help eliminate unfair cost advantages to third-party service providers and generate an appropriate return on NCR’s investment for development of its services intellectual property.

The following table presents Customer Services revenue and operating income for the years ended December 31:

Customer Services In millions	2004	2003	2002
Revenue	$1,833	$1,849	$1,791
Operating (loss) income	$(3)	$27	$37

Operating (loss) income as a percent of revenue	(0.2)%	1.5%	2.1%

As anticipated, revenue for Customer Services decreased 1% in 2004 compared to 2003. Foreign currency fluctuations provided a 4 percentage point benefit to revenue during the year. Customer Services revenue was impacted by lower revenue from maintenance of third-party products and continued price erosion as competition for services remains strong. Also affecting the year-over-year comparison is the declining base of high-margin revenue associated with businesses we previously exited. Operating income declined due to price erosion and the effect of exited businesses, as well as from actions we are taking to correct the operating costs for this business. One of these actions, planned headcount reductions, resulted in higher severance-related postemployment benefits expense in 2004. However, these actions are expected to have a positive impact on operating income starting in 2005.

Revenues for Customer Services increased 3% in 2003 versus 2002, mainly driven by foreign currency fluctuations that provided a 5 percentage point benefit. We experienced declining revenue from higher-margin maintenance contracts associated with businesses the Company exited in prior years and continued price erosion due to competition. Operating income in 2003 declined from 2002 as cost and expense reductions were not able to offset declines in volume from exited businesses and price erosion factors.

Customer Services segment revenue in 2005 is expected to be slightly down compared to 2004 as planned declines in third-party maintenance contracts and price erosion continue to limit our ability to generate growth. We expect revenues from our exited businesses to continue to decline in 2005, but not as materially as in prior years. However, due to an improving mix of revenue and the cost actions mentioned above, operating income in 2005 is expected to improve compared to 2004.

NCR’s “Other” operating segment primarily relates to the resale of third-party computer hardware and related professional and installation services in our high-availability and networking services businesses. Also included in this segment are the financial results from a business in Japan that is not aligned with any of our other segments.

The following table presents “Other” segment revenue and operating losses for the years ended December 31:

Other Segment In millions	2004	2003	2002
Revenue	$196	$242	$287
Operating (loss)	$(35)	$(48)	$(46)

Operating (loss) as a percent of revenue	(17.9)%	(19.8)%	(16.0)%

Revenue is expected to decline in this segment as we concentrate on reducing our third-party product sales in order to focus on sales and services of NCR’s products. However, we also anticipate a lower loss in this segment as we reduce costs associated with this activity.

Re-engineering

In the third quarter of 2002, we announced re-engineering plans to improve operational efficiency throughout NCR. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. During 2004, despite the unfavorable movement of foreign exchange, our success in reducing costs and expenses put us firmly on track to deliver $250 million of annualized cost savings by 2005 and an additional $100 million through 2006, using 2002 results as a starting point. In addition to the activities described above in our businesses, we are making changes in our infrastructure to bring our costs in line with industry benchmarks. Regarding NCR’s internal information technology, we continue to replace all major company applications, migrating from country-centric applications to new enterprise applications such as our Enterprise Resource Planning (ERP) system, our global human resources system, and our Teradata Enterprise Data Warehouse. Our ERP implementation is on schedule and we expect to have 91% of all revenue-generating countries around the world on ERP by mid-2005. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses. In our finance and administration area, we are reorganizing and reducing our workforce to a lower cost structure. In 2003, NCR entered into a service agreement with Accenture LLP (Accenture), a global outsourcing services provider, under which many of NCR’s key transaction processing activities, including overall and day-to-day responsibility for order and revenue processing, accounts receivable, accounts payable, and the Company’s general ledger function, will be performed by Accenture. The transition of responsibility for these activities, which is 85% complete, began in the fourth quarter of 2003, and will continue into 2005. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. As a result, we expect to significantly reduce our overall finance and administration costs and optimize the use of global and regional centers for transaction processing.

Another element of the re-engineering is our real estate consolidation and restructuring plan. During 2004, we reduced our number of properties by 97, representing a 22% reduction in total properties from 2003. Although the reduction in number of properties may be lower in future periods as compared to 2004, we will continue to reduce excess square footage through better utilization of current space, increasing the use of virtual offices and the sale of underutilized facilities.

In connection with our 2002 restructuring plan, a pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2004 was $3 million. During 2004, the Company utilized $4 million of the reserve. The majority of the lease obligations will continue through 2005, with one obligation continuing to 2009.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2004	2003	2002
Pension expense (income)	$135	$105	$(74)
Postemployment expense	95	79	75
Postretirement expense	3	8	16

Net expense	$233	$192	$17

We recorded $135 million of pension expense in 2004 versus $105 million pension expense in 2003. The higher amount was due primarily to changes in the discount rate and the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 through 2002. We expect pension expense of approximately $135 million to $140 million in 2005. Also during 2004, we made changes to our U.S. defined benefit pension plans in order to limit participation only to employees who were at least 40 years old and hired by August 31, 2004. As of September 1, 2004, the plans were closed to new participants.

Postemployment expense (severance and disability medical) increased to $95 million in 2004, versus $79 million in 2003. This increase in expense was mainly due to an expected higher level of involuntary turnover, primarily driven by the restructuring of Customer Services as well as lower discount rates in many countries in 2004. Expense increased $4 million in 2003 versus 2002, due primarily to lower discount rates and higher disability claims.

Postretirement plan expense (medical) in 2004 was $3 million versus $8 million in 2003. The decrease in expense was primarily due to the elimination of the U.S. postretirement life insurance benefit, and increases in retiree cost sharing announced in 2003. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This new law will not have any material impact on NCR’s postretirement plan liabilities or expense as the Company does not provide prescription drug benefits to its Medicare-eligible retirees.

Gross Margin

In 2004, gross margin as a percentage of total revenue declined to 27.0% from 27.4% in 2003. Both product and services gross margins were down versus the prior year. Most of the decline was due to $20 million higher pension cost recorded in cost of sales in 2004 compared to 2003. Additionally, pricing pressure had an adverse effect on gross margin rate.

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

Operating Expenses

Our 2004 operating expenses, characterized as “selling, general, and administrative expenses” along with “research and development expenses” in the Consolidated Statements of Operations, decreased to $1,383 million in 2004 versus $1,404 million in 2003. Lower expenses were directly related to the continued actions to reduce our infrastructure and back-office expenditures. The reduction in these areas was partially offset by the increased investment in sales and demand creation in our Data Warehouse and Financial Self Service segments, research and development, and $10 million more of pension expense.

Operating expenses for 2003 were $1,404 million compared to $1,398 million for 2002. The negative impact of pension expense and foreign currency fluctuations was greater than the expense reductions we achieved during 2003. For 2003, operating expenses included $47 million of pension expense compared to $15 million of pension income in 2002.

In 2005, we plan to continue reducing our infrastructure costs; however, as was the case in 2004, a portion of our cost savings will be reinvested to improve demand generation capabilities. We are committed to new product development and will focus on achieving maximum yield from our research and development spending and resources.

Interest and Other Expense and Income Items

Interest expense was $23 million in 2004, $26 million in 2003 and $19 million in 2002. The decrease in interest expense in 2004 from 2003 was driven by lower interest rates from an interest rate swap and by the elimination of certain borrowings against company-owned life insurance policies. The increase in interest expense in 2003 from 2002 was due to the issuance in June 2002 of $300 million of senior unsecured notes, which are due in 2009. The notes carry an interest rate of 7.125%; however, the rate increased to 7.375% in November 2002 because certain registration requirements under the Securities Act of 1933 were not met. These registration requirements were met in May 2003, and the interest rate was adjusted to its original fixed rate. In November 2003, the Company entered into an interest rate swap agreement that converted $50 million of the debt to a variable rate. Although this variable rate was lower than the fixed rate as of December 31, 2004, changes in the interest rate markets could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher expenses and cash outflows.

Other income and expense, net, was $41 million of income, $32 million of expense, and $39 million of expense in 2004, 2003, and 2002, respectively. 2004 included $17 million of real estate gains, $3 million related to receipt of an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved, and a $9 million release of a reserve for exit of certain countries in the Middle East and Africa region. The reserve was previously made to account for an expected loss on sale when the Company anticipated exiting certain countries. However, due to a realignment in strategy in late 2004, the Company now believes it can profitably market an attractive range of products to these countries by utilizing a shared resource infrastructure.

In 2003, due to the reassessment of the accrual for the potential future liability related to the Fox River environmental matter, we recorded $37 million in other expense. The risks and uncertainties associated with this matter are discussed in the Environmental and Legal Contingencies section of the Critical Accounting Policies and Estimates section of this MD&A and in Note 11 of Notes to Consolidated Financial Statements. The 2002 other expense consisted primarily of a $14 million investment basis write-down of marketable securities in Japan for losses that were considered to be other than temporary, a $9 million charge relating to an indemnification claim made by Lucent Technologies, Inc. (Lucent), $8 million of real estate consolidation impairment charges and $6 million of costs relating to the disposition of a small non-strategic business. We reversed $6 million of the 2002 Lucent indemnification charge in the first quarter of 2003, which resulted in recognition of other income due to updated information received from Lucent as to the actual extent of the claim.

Income Tax

Income tax benefit was $39 million in 2004 compared to income tax expense of $14 million in 2003 and income tax expense of $3 million in 2002. The income tax benefit in 2004 included an $85 million benefit resulting from a favorable settlement of audit items relating to the period when NCR was a subsidiary of AT&T. The income tax expense in 2003 included $24 million for an increase to the valuation allowance established against deferred tax assets of NCR’s Japanese subsidiaries. The income tax expense in 2002 was reduced by a $15 million benefit relating to the resolution of outstanding issues on refund claims from the U.S. and French governments.

Our effective tax benefit rate was approximately 16% for 2004, including the $85 million tax benefit. Excluding the $85 million, our effective tax rate was 18%. The 2004 effective tax rate was also favorably impacted by profit generated in several foreign countries which have lower effective tax rates due to prior-year losses. Our effective tax rate was approximately 19% for 2003, and included the impact of the reserve taken for the Fox River environmental matter and income related to the Lucent indemnification claim. These items provided a 5 percentage point benefit to the effective tax rate for 2003. Each year, our effective tax rate includes a certain amount of benefit related to the use of foreign tax credits. For 2003 and 2002, the amount of such benefits as compared to the amount of income before tax was larger than prior years. Our effective tax rate was approximately 2% for 2002 including the tax impacts relating to the adoption of Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” and the benefit from the resolution of outstanding issues on refund claims. These items provided a 12 percentage point benefit to the effective tax rate for 2002. We anticipate our effective tax rate will be approximately 25% in 2005. However, changes in profit mix or one-time events, such as audit settlements, could change this rate.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change in 2002 was a non-cash, net-of-tax goodwill impairment charge of $348 million which relates to the adoption of SFAS 142.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

To assess the financial performance of the Company, NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software. The components that are used to calculate free cash flow are GAAP measures disclosed on the Consolidated Statements of Cash Flows. We believe free cash flow is a useful measure for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities. The table below shows the changes in net cash provided by operating activities and capital expenditures for the following years:

In millions	2004	2003	2002
Net cash provided by operating activities	$436	$441	$247
Less:
Net expenditures and proceeds for service parts	(92)	(96)	(113)
Expenditures for property, plant and equipment	(77)	(63)	(81)
Additions to capitalized software	(85)	(70)	(65)

Free cash flow	$182	$212	$(12)

The amount of net cash provided by operating activities in 2004 was similar to the amount generated in 2003. However, in 2004, the amount was driven almost entirely by income (adjusted for non-cash items). In contrast, cash provided by operating activities in 2003 was made up of a much lower amount of income (adjusted for non-cash items), but was supplemented by a net reduction in working capital which positively impacted cash flow. The increase in our net income in 2004 as compared to 2003 was driven by an increase in revenue and by our cost and expense reduction initiatives.

The net changes in asset and liability balances in 2004 had a minimal impact on operating cash flow as increases in assets were generally offset by increases in liabilities. Increases in current payables as well as increases in customer deposits and deferred service revenue favorably impacted cash flow by $91 million and $43 million, respectively. The increase in current payables was largely due to continued improvements in payment terms as well as higher volume of payables driven by higher revenue volumes in the fourth quarter as compared to the prior year. The customer deposits and deferred service revenue balance increased due to improved terms for the collection of maintenance services billings. Offsetting the positive cash flow impact from increases in these liabilities were increases in accounts receivables and inventory balances, which had a negative impact on cash flow of $70 million and $46 million, respectively. The increase in accounts receivable was driven by higher fourth quarter sales, which were $145 million more than in the same period of the prior year. The impact of this increase in fourth quarter sales was somewhat mitigated by improved collection times as compared to the prior year period. Inventory balances continued to increase in 2004 mostly due to Retail Store Automation’s continued conversion to a configure-to-order model, which drives shorter lead times but increases inventory on hand.

In 2004, our capital expenditures increased to $254 million from $229 million in 2003. We expect capital expenditures for 2005 to be approximately $250 million, which is about equal to our expected 2005 depreciation and amortization expense. We expect net cash provided by operating activities less capital expenditures, otherwise defined as free cash flow, to be more than $200 million in 2005.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $50 million from the purchases and sales of short-term investments, proceeds from the sale of real estate of $68 million, and cash outflows of $36 million for activities largely consisting of our purchase of Kinetics, Inc. for $26 million.

Our financing activities in 2004 mainly consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During 2004, we purchased 17.2 million shares of NCR common stock for $428 million as compared to 8.2 million shares purchased for $90 million in 2003. Shares for 2004 and 2003 reflect the impact of a two-for-one stock split effective January 21, 2005. Cash inflows from stock plans were $260 million in 2004 compared to $35 million in 2003. The increase in cash inflows was driven by an increase in the number of options exercised by employees. The overall impact of our share purchases and issuances in 2004 was a reduction of 2.8 million shares outstanding as compared to 2003. The share purchases are part of a systematic purchase program authorized by NCR’s Board of Directors. We will continue this program in 2005; however, the amount of stock purchases may vary from past years.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations at December 31, 2004, with projected cash payments in the years shown:

In millions	Total Amounts	2005	2006- 2007	2008- 2009	2010 and thereafter
Debt obligations	$309	$2	$—	$301	$6
Lease obligations	265	55	84	50	76
Purchase obligations	559	404	53	37	65

Total debt, lease, and purchase obligations	$1,133	$461	$137	$388	$147

As of December 31, 2004, we have long-term debt totaling $307 million, of which a significant portion is from our 7.125% senior unsecured notes due in 2009. As previously discussed, $50 million of the notes were converted to a variable rate in November 2003 through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15, and contain certain covenants typical of this type of debt instrument.

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

We have short- and long-term liabilities in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties and several guarantees to third parties that may affect future cash flow. These “Commitments and Contingencies” are described in detail in Note 11 of Notes to Consolidated Financial Statements.

Our U.S. and international employee benefit plans, which are described in Note 9 of Notes to Consolidated Financial Statements, “Employee Benefit Plans,” could require significant future cash payments. The unfunded status of NCR’s U.S. retirement plans increased to $178 million in 2004 from $163 million in 2003. The increase is attributable to an increase in benefit obligations resulting from the reduction in the discount rate used to calculate the present value of future pension liabilities which was partially offset by an above-market return on pension assets. The unfunded status of our international retirement plans also increased from $238 million to $281 million. Asset returns and Company contributions both contributed positively, but were offset by increases in our benefit obligations due to reductions in our discount rate assumptions, additional benefit accruals and foreign currency translation adjustments. The Company did not make any contributions to its U.S. qualified pension plan in 2004, and we will not be required to make any contributions in 2005. Contributions to international and executive pension plans are expected to increase from $111 million in 2004 to approximately $132 million in 2005.

In October 2004, the Company replaced a $200 million 364-day unsecured credit facility with a $200 million five-year unsecured credit facility with a syndicate of financial institutions. In addition to the $200 million facility, the Company has a $400 million, five-year unsecured revolving credit facility which the Company entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2004 and 2003.

Our cash, cash equivalents and short-term investments totaled $750 million as of December 31, 2004. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry such as: IBM, Oracle Corporation, Diebold, Inc., Wincor, Getronics NV, and

Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as self-checkout, entry-level ATMs, payment and imaging, and business consumables and media products.

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures; penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; take advantage of data warehousing market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and effectively market and sell all of our diverse solutions. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of new competitors.

Our customers sometimes finance our product sales through third-party financing companies. In case of customer default, these financing companies may be forced to resell this equipment at discounted prices impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Operating Result Fluctuations Our revenue and operating results could fluctuate for a number of reasons including:

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

Foreign Currency Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. Although the foreign currency environment is difficult to predict, the effects of currency fluctuations are partially mitigated by our hedging strategy.

Cost/Expense Reductions We are actively working to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and reduce inventory levels, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

Contractual Obligations of Consulting Services We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability related to these contracts may be negatively impacted. In addition, if we are not able to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions and Divestitures As part of our solutions strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestures take place and we begin to include, or exclude as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate.

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

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in the operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as risk-free rate and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in our compensation plans, tax rate, or an unusually high amount of expirations of stock options. Further disclosure is reported in Note 1 of Notes to Consolidated Financial Statements, “Stock Compensation,” and “Recently Issued Accounting Pronouncements.”

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

Real Estate Our strategy over the past several years with respect to real estate has been to reduce our holdings of excess real estate. In line with this strategy, we anticipate the exit of facilities, which may affect net income. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In 2004, the percentage of revenues from outside of the United States was 57%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions in a competitive, rapidly changing environment. The development process for our solutions, including our software application development programs and the migration of our Teradata Data Warehousing solution to the latest hardware and software platforms, requires high levels of innovation from both our developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. Also, if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted.

Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the products’ introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance, and incremental costs, which would all impact our business and operating results.

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on silicon computer chips and microprocessors from Intel Corporation and operating systems from Microsoft Corporation. Certain parts and components used in the manufacture of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which we need to ensure. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions.

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

Intellectual Property As a technology company, our intellectual property portfolio is key to our future ability to be a leading technology and services solutions provider. To that end, it is critical that we continue to develop leading technologies to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and application, diagnostic and other software we develop. To the extent we are not successful, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are not able to continue to obtain licenses for such technologies, our business would be impacted.

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

Work Environment

Restructuring and Re-engineering As we discussed above, we are implementing a re-engineering plan to drive operational efficiency throughout our Company. In order to drive cost and expense out of our businesses, we are rationalizing our infrastructure through real estate and support cost reductions including consolidating a portion of our product development functions to locations outside of the United States; simplifying our front- and back-office processes by, for example, standardizing global IT applications and finance and administration processes; reducing our product costs through design and procurement initiatives; and working to lower our cost of services through completion of a global model for such services. In addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in substandard productivity levels. Also, as we move our transaction support processes to Accenture, we have mutually agreed to schedules for the transition of work. An inability to meet the associated timelines or commitments on the part of either NCR or Accenture could have a material adverse impact on the Company’s results from operations, financial condition and cash flows. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We currently have many initiatives underway. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide ERP system and transition our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included later in this annual report), due to its inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions, or a deterioration of the degree of compliance with established policies and procedures.

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

Acquisitions and Alliances Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations. This may lead to additional costs not anticipated at the time of acquisition.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and in the “Critical Accounting Policies and Estimates” section of this MD&A, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes.

Contingencies Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

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

Revenue Recognition Consistent with other companies that provide similar solution offerings that include hardware, software, professional consulting and support services, revenue recognition is often complex and subject to multiple accounting pronouncements. These include Statement of Position 97-2, “Software Revenue Recognition,” Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” Emerging Issues Task Force No. 00-21 (Issue 00-21), “Revenue Arrangements with Multiple Deliverables,” and other applicable revenue recognition guidance and interpretations.

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

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectibility of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts as of December 31 was $24 million in 2004, $27 million in 2003, and $25 million in 2002. These allowances represent 1.8%, 2.1% and 2.0% of gross receivables for 2004, 2003 and 2002, respectively. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions deteriorate, we may increase our reserves for doubtful accounts.

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

Our excess and obsolete reserves for inventory were $56 million, $50 million and $51 million as of December 31, 2004, 2003 and 2002, respectively, and represent 13.5%, 13.9% and 16.2% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty extending up to 12 months such that, should products under warranty require repair, no additional cost of that repair will be charged to our customers. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the warranty. This impacts all segments of our business except for the “Other” segment where minimal warranty, if any, is offered.

Future warranty obligation costs are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability based upon the pre-established warranty percentages for that product class.

Total warranty costs were $44 million, $43 million and $41 million, representing 1.4%, 1.5% and 1.4% of total product revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

The key assumptions used in developing our 2004 pension and postretirement plan expense were the discount rate of 6.25% and expected return on assets assumption of 8.5% for our U.S. plans, which represent 62% and 100% of pension and postretirement plan obligations, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased pre-tax 2004 income by approximately $9 million ($9 million in pension expense and $0.1 million in postretirement expense). Likewise, a 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased pre-tax 2004 income by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. In determining 2005 pension and postretirement expense for the U.S. plans, we intend to use a discount rate of 5.75% and 5.25%, respectively, and an expected rate of return on assets assumption of 8.5%. The most significant assumption used in developing our 2004 postemployment plan expense was the assumed rate of involuntary turnover of 5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased pre-tax 2004 expense by approximately $5 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.” To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” (Note 11) with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 11. This matter impacts our Company overall and does not affect the financial results of any one of its segments. As described in Note 11, NCR was identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR located along the Fox River.

Our reserve for the Fox River matter was approximately $67 million as of December 31, 2004 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed in Note 11). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

As described below and in Note 11, the extent of our potential liability in connection with the Fox River matter is subject to many uncertainties at this time, including the amount of dredging that will be required by the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources (the Governments); how contaminated sediments will be managed; the accuracy of existing cost estimates (actual costs could be substantially higher than estimated in the Governments’ clean-up plans or Records of Decision (RODs) that were issued in 2003); and the extent of NCR’s eventual liability.

In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability, which we expect will be paid out over a period of at least ten years, and likely as long as twenty to forty or more years, will depend on a number of factors, the most significant of which include:

•	The total clean-up costs for the site (we use the low end of the range – $480 million – which is derived from the Governments’ estimates in the RODs, increased by 20% to account for what we determined were underestimates in the Governments’ figures);

•	The total natural resource damages for the site (we use the low end of the range – $176 million – which is derived from Government estimates in a 2000 report);

•	The share NCR and API will jointly bear of the total clean-up costs and natural resource damages (we use the low end of the range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the Fox River);

•	The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (we estimate we would pay approximately half of the total costs jointly attributable to NCR/API); and

•	Our transaction costs to defend NCR in this matter (we have estimated the costs we are likely to incur over the next ten years, the time period the Governments project it will take to design and implement the remedy for the Fox River).

AT&T and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above.

While it remains difficult to predict, we do not expect there to be any significant near-term changes to any of the above-described assumptions that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. We believe there is such uncertainty surrounding these estimates that we cannot quantify the high end of the range of such estimates. In any event, assuming, for example, that the assumptions described above are each doubled (except where that would be inconsistent with an existing agreement), and taking into account our payments under the interim settlement with the Governments (discussed in Note 11), our payments for the potential liabilities for the Fox River matter would be approximately $320 million (to be paid out over at least the ten-year period ending in 2013, and likely as long as twenty to forty or more years). AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our Company over a certain threshold, and the $320 million estimate assumes they will make such payments. If we were in fact required to pay an amount such as $320 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount was required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We also review our liabilities under SFAS No. 5, which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. These projections and estimates may change in the future as actual results become known.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $2.5 million to the valuation allowance as of December 31, 2004.

We had a valuation allowance of $585 million as of December 31, 2004, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2003, the valuation allowance was $546 million.

Impairment of Long-Lived Assets In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. This policy is applied to all of our operating segments. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used.

The FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and SFAS 142 in June 2001. SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires intangible assets with definite useful lives to continue to be amortized over their respective useful lives and be tested for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable. Indefinite life intangible assets must be tested annually to determine whether events or circumstances continue to support the indefinite useful life. If the intangible asset is subsequently determined to have a finite useful life, the asset shall be tested for impairment in accordance with SFAS 144. Similar to goodwill, the assessment of impairment for intangible assets requires estimates of future cash flows. To the extent the carrying value of the assets exceed their fair value, an impairment loss would be recorded. See Note 5 of Notes to Consolidated Financial Statements, “Long-lived Assets,” for our disclosure regarding goodwill and intangible assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2004 as compared to 2003 based on comparable weighted averages for our functional currencies. This had a favorable impact of 4% on 2004 revenue versus 2003 revenue. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of December 31, 2004 and 2003, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $20 million and $14 million in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $20 million and $14 million in the fair value of the hedge portfolio as of December 31, 2004 and 2003, respectively.

The interest rate risk associated with our borrowing and investing activities at December 31, 2004 was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate. The swap is described in more detail in Note 10 of Notes to Consolidated Financial Statements.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At December 31, 2004 and 2003, we did not have any major concentration of credit risk related to financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of NCR, monitors our accounting, reporting, and internal control structure. Our independent auditors, internal auditors, and management have complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ Mark Hurd	/s/ Peter Bocian
Mark Hurd	Peter Bocian
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

We have completed an integrated audit of NCR Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, on January 1, 2002, NCR Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dayton, Ohio

March 2, 2005

Consolidated Statements of Operations

In millions, except per share amounts

For the year ended December 31	2004	2003	2002
Revenue
Product revenue	$3,164	$2,835	$2,885
Service revenue	2,820	2,763	2,700

Total revenue	5,984	5,598	5,585

Operating expenses
Cost of products	2,037	1,800	1,883
Cost of services	2,331	2,264	2,115
Selling, general and administrative expenses	1,141	1,171	1,166
Research and development expenses	242	233	232

Total operating expenses	5,751	5,468	5,396

Income from operations	233	130	189

Interest expense	23	26	19
Other (income) expense, net	(41)	32	39

Income before income taxes and cumulative effect of accounting change	251	72	131

Income tax (benefit) expense	(39)	14	3

Income before cumulative effect of accounting change	290	58	128
Cumulative effect of accounting change, net of tax	—	—	(348)

Net income (loss)	$290	$58	$(220)

Net income (loss) per common share
Basic before cumulative effect of accounting change	$1.55	$0.31	$0.65
Cumulative effect of accounting change	—	—	(1.78)

Basic	$1.55	$0.31	$(1.13)

Diluted before cumulative effect of accounting change	$1.51	$0.30	$0.64
Cumulative effect of accounting change	—	—	(1.74)

Diluted	$1.51	$0.30	$(1.10)

Weighted average common shares outstanding
Basic	187.6	190.0	195.7
Diluted	191.5	191.7	199.8

The accompanying notes are an integral part of the consolidated financial statements.

Per share amounts reflect a two-for-one stock split effective on January 21, 2005.

Consolidated Balance Sheets

In millions, except per share amounts

At December 31	2004	2003
Assets
Current assets
Cash, cash equivalents and short-term investments	$750	$689
Accounts receivable, net	1,304	1,230
Inventories, net	355	308
Other current assets	224	195

Total current assets	2,633	2,422

Reworkable service parts and rental equipment, net	224	232
Property, plant and equipment, net	446	514
Goodwill	124	105
Prepaid pension cost	1,446	1,386
Deferred income taxes (Note 7)	372	275
Other assets	309	263

Total assets	$5,554	$5,197

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$3
Accounts payable	492	414
Payroll and benefits liabilities	328	300
Customer deposits and deferred service revenue	407	362
Other current liabilities	495	500

Total current liabilities	1,724	1,579

Long-term debt	307	307
Pension and indemnity plan liabilities	517	484
Postretirement and postemployment benefits liabilities	244	272
Income taxes (Note 7)	492	447
Other liabilities	166	211
Minority interests	18	22

Total liabilities	3,468	3,322

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 186.6 and 94.7 shares issued and outstanding at December 31, 2004 and 2003, respectively	2	1
Paid-in capital	1,030	1,166
Retained earnings	989	699
Accumulated other comprehensive income	65	9

Total stockholders’ equity	2,086	1,875

Total liabilities and stockholders’ equity	$5,554	$5,197

The accompanying notes are an integral part of the consolidated financial statements.

2004 shares issued reflect a two-for-one stock split effective on January 21, 2005

Consolidated Statements of Cash Flows

In millions

For the year ended December 31	2004	2003	2002
Operating activities
Net Income (loss)	$290	$58	$(220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	275	315	328
Deferred income taxes	(15)	9	(27)
Income tax adjustment	(85)	—	—
Goodwill Impairment	—	—	348
Other adjustments to income, net	(19)	1	50
Changes in assets and liabilities:
Receivables	(70)	(26)	(90)
Inventories	(46)	(45)	18
Current payables	91	122	(12)
Customer deposits and deferred service revenue	43	22	21
Employee severance and pension	(3)	(7)	(155)
Other assets and liabilities	(25)	(8)	(14)

Net cash provided by operating activities	436	441	247

Investing activities
Purchases of short-term investments	(30)	(77)	(135)
Proceeds from sales and maturities of short-term investments	80	67	95
Net expenditures and proceeds for reworkable service parts	(92)	(96)	(113)
Expenditures for property, plant and equipment	(77)	(63)	(81)
Proceeds from sales of property, plant and equipment	68	7	23
Additions to capitalized software	(85)	(70)	(65)
Other investing activities, net	(36)	(3)	16

Net cash used in investing activities	(172)	(235)	(260)

Financing activities
Purchases of Company common stock	(428)	(90)	(66)
Short-term borrowings, additions	1	1	101
Short-term borrowings, repayments	(2)	(3)	(234)
Long-term debt, additions	—	1	299
Long-term debt, repayments	—	—	(3)
Proceeds from employee stock plans	260	35	51
Other financing activities, net	—	(20)	3

Net cash (used in) provided by financing activities	(169)	(76)	151

Effect of exchange rate changes on cash and cash equivalents	16	23	13

Increase in cash and cash equivalents	111	153	151
Cash and cash equivalents at beginning of year	639	486	335

Cash and cash equivalents at end of year	$750	$639	$486

Supplemental data
Cash paid during the year for:
Income taxes	$61	$43	$29
Interest	23	21	19

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2001	97	1	1,235	861	(70)	2,027
Employee stock purchase and stock compensation plans	2	—	48	—	—	48
Purchase of Company common stock	(2)	—	(66)	—	—	(66)

Subtotal	97	1	1,217	861	(70)	2,009

Net loss	—	—	—	(220)	—	(220)
Other comprehensive (loss), net of tax:
Currency translation adjustments	—	—	—	—	101	101
Unrealized losses on securities:
Unrealized holding losses arising during the period	—	—	—	—	(7)	(7)
Less: reclassification adjustment for losses included in net income	—	—	—	—	6	6
Changes in additional minimum pension liability	—	—	—	—	(551)	(551)
Unrealized losses on derivatives	—	—	—	—	(13)	(13)

Comprehensive (loss)	—	—	—	(220)	(464)	(684)

December 31, 2002	97	1	1,217	641	(534)	1,325

Employee stock purchase and stock compensation plans	2	—	39	—	—	39
Purchase of Company common stock	(4)	—	(90)	—	—	(90)

Subtotal	95	1	1,166	641	(534)	1,274

Net income	—	—	—	58	—	58
Other comprehensive (loss), net of tax:
Currency translation adjustments	—	—	—	—	48	48
Unrealized gains on securities:
Unrealized holding gains arising during the period	—	—	—	—	5	5
Changes in additional minimum pension liability	—	—	—	—	490	490
Unrealized gains on derivatives	—	—	—	—	—	—

Comprehensive income	—	—	—	58	543	601

December 31, 2003	95	1	1,166	699	9	1,875

Employee stock purchase and stock compensation plans	7	—	293	—	—	293
Purchase of Company common stock	(9)	—	(428)	—	—	(428)
Stock split in the form of a stock dividend	94	1	(1)	—	—	—

Subtotal	187	2	1,030	699	9	1,740

Net income	—	—	—	290	—	290
Other comprehensive (loss), net of tax:
Currency translation adjustments	—	—	—	—	58	58
Unrealized gains on securities:
Unrealized holding gains arising during the period	—	—	—	—	4	4
Changes in additional minimum pension liability	—	—	—	—	—	—
Unrealized losses on derivatives	—	—	—	—	(6)	(6)

Comprehensive income	—	—	—	290	56	346

December 31, 2004	187	$2	$1,030	$989	$65	$2,086

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which significantly changes the criteria used in determining whether entities are consolidated within the financial statements. Under the new interpretation, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities (VIEs) in which the Company has such an interest. In circumstances where the Company has determined it is the primary beneficiary, consolidation of that entity is required. For the year ended December 31, 2003, FIN 46 is effective for variable interests created after January 31, 2003. See the FIN 46 discussion below for the treatment of variable interests created on or before January 31, 2003.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States (otherwise referred to as GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

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

Typically, NCR does not sell its software products without the related hardware. The majority of the Company’s solutions contain software that is more than incidental to the hardware and services included in the arrangement. The Company’s typical solution requires no significant production, modification or customization of the software or hardware after it is shipped. For these arrangements, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Revenue for services-only contracts is typically recognized when the services are complete or ratably over the period services are provided.

As a solutions provider, the Company’s sales arrangements often include support services in addition to hardware and software. These services could include hardware and software maintenance, customer support and professional consulting services. Revenue for the Company’s arrangements that include multiple elements is allocated to each element based on vendor specific objective evidence of the fair value of each element as defined in SOP 97-2. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor specific objective evidence of fair value is determined based on the price charged when each element is sold separately. A portion of the revenue contained in the “Other” segment (see Note 12 of Notes to Consolidated Financial Statements for segment details) contains hardware, embedded software and services elements only. For these transactions, the guidance in Issue 00-21 on multiple deliverables is followed to determine if separate units of accounting exist and, if so, how the contractual consideration should be allocated to the individual elements. The allocation of the arrangement fee to the various deliverables is based upon the relative fair value of each of the deliverables.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. Typically, the amount from bill and hold transactions makes up less than 1% of the total consolidated revenue.

Cash, Cash Equivalents and Short-Term Investments All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents. Short-term investments include securities generally having maturities of 90 days to one year. The Company had no short-term investments as of December 31, 2004. As of December 31, 2003, the Company held approximately $50 million of short-term investments which consisted primarily of auction rate securities classified as available-for-sale securities. The Company’s investment in these securities was recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 28 days, and despite the long-term nature of their stated contractual maturities, the Company had the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments, and all income generated from these short-term investments was recorded as interest income.

Revision in the Classification of Certain Securities In connection with the preparation of this report, the Company concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as short-term investments as of December 31, 2003. The Company has revised the presentation of the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended December 31, 2004. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or previously reported results of operations for any period. The Company had no investments in auction rate securities as of December 31, 2004. In the previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, net cash used in investing activities related to these short-term investments of $10 million and $40 million, respectively, were included in cash and cash equivalents.

Transfer of Financial Assets NCR offers its customers the option to acquire its products and services through payment plans, financing or leasing contracts. From time to time, the Company has factored certain receivables, or transfers future payments under these contracts, to financing institutions on a non-recourse basis. NCR may act as servicing agent for the purchaser and retain collection and administrative responsibilities. These transfers are recorded as sales of the related accounts receivable when NCR is considered to have surrendered control of such receivables. The Company had factored receivables of $3 million at December 31, 2004, $11 million at December 31, 2003 and less than $1 million at December 31, 2002. The 2004 activity is related to the factoring of promissory notes from customers in Japan. The related cost of the factoring was immaterial to the Company’s consolidated financial results.

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

Total capitalized software development costs, net of accumulated amortization, were $112 million, $103 million and $103 million as of December 31, 2004, 2003 and 2002, respectively. Amortization of capitalized software development costs was $72 million, $70 million and $70 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Warranty, Post-Sales Support and Sales Returns Provisions for product warranties, post-sales support and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales return and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below in Note 11 of Notes to Consolidated Financial Statements, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2004, cannot currently be reasonably determined.

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

Reclassifications Certain prior year amounts have been reclassified to conform to the 2004 presentation. Please refer to Note 7 to the Notes to Consolidated Financial Statements regarding revisions to the presentation of certain tax-related accounts in the Consolidated Balance Sheets to be consistent with the 2004 presentation. Also, please refer to the description under Revision in the Classification of Certain Securities found earlier in this Note 1 regarding revisions to the presentation of certain investments in the consolidated financial statements.

Stock Compensation NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income (loss) for the years ended December 31, 2004, 2003 and 2002, respectively, would have been as follows:

	Years ended December 31
In millions, except for per share data	2004	2003	2002
Net income (loss)	$290	$58	$(220)

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	5	4	5
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	(1)	(1)	(1)

Subtotal: Add to net income (loss)	4	3	4

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	33	43	73
Tax (benefit) expense of stock-based employee compensation determined under fair value-based method for awards	(6)	11	(15)

Subtotal: Deduct from net income (loss)	27	54	58

Pro forma net income (loss)	$267	$7	$(274)

Basic net income (loss) per share:
As reported:	$1.55	$0.31	$(1.13)
Pro forma:	$1.42	$0.04	$(1.40)
Diluted net income (loss) per share:
As reported:	$1.51	$0.30	$(1.10)
Pro forma:	$1.39	$0.04	$(1.37)

The pro forma amounts calculated are not necessarily indicative of the effects on net income and net income per diluted share in future years. The pro forma net income (loss) and net income (loss) per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method (Black-Scholes).

Departures of certain senior executives in 2003 caused an unusually high amount of expirations of stock options. The effect of these events on the pro forma expense for the year ended December 31, 2003 was the recognition of a significant amount of pro forma tax expense from the write-off of pro forma deferred tax assets. These deferred tax assets would have been recorded as the options were vesting if NCR accounted for stock compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The pro forma tax expense for the year ended December 31, 2003 is unusually higher than other periods because of these events.

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

The following weighted average assumptions were used to calculate the fair value of stock option grants using Black-Scholes for the periods shown in the above table:

	2004	2003	2002
Dividend yield	—	—	—
Risk-free interest rate	2.99%	3.08%	3.92%
Expected volatility	45.00%	45.00%	45.00%
Expected holding period (years)	5.0	5.0	5.0

The weighted average fair value of NCR stock options calculated using Black-Scholes for options granted during the years ended December 31, 2004, 2003 and 2002, was $9.76, $5.11 and $7.42 per share, respectively, on a post stock- split basis.

On April 23, 2003, NCR’s stockholders approved a non-binding measure for the Company to establish a policy to expense stock options issued by the Company in its annual consolidated statements of operations. The Company has been evaluating the implementation alternatives under the newly revised Statement of Accounting Standards No. 123 (revised 2004). The Company expects to adopt the new standard starting on July 1, 2005. Please refer to the Recently Issued Accounting Pronouncements below under this Note 1 for more information.

Please refer to Note 8 of Notes to Consolidated Financial Statements for more information on NCR’s stock compensation plans.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 46 In January 2003, the FASB issued Interpretation No. 46 (FIN 46), an Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk. Also, FIN 46 requires disclosure of significant variable interests in variable interest entities in which a company is not required to consolidate. In December 2003, the FASB revised FIN 46 for certain implementation provisions and extended the effective date of the pronouncement to the first quarter of 2004. As a result, the Company adopted the revised guidance on January 1, 2004. Management evaluated the revised provisions of FIN 46 and determined that the adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

Emerging Issues Task Force (EITF) Issue 03-6 In March 2004, the EITF ratified the consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The consensus requires the use of a two-class method of calculating earnings per share under FASB Statement No. 128, “Earnings Per Share,” when a company has participating securities. A participating security is defined as a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. NCR does not currently have any participating securities, and although this guidance was adopted in the second quarter of 2004, it did not have any impact on the Company’s results of operations.

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS No 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt, effective on July 1, 2005, the Modified Prospective Method with no restatement of interim periods prior to the effective date. The adoption of SFAS 123(R) fair value method will have a significant impact on our results of operations, although it will not impact our overall financial position. While the expense impact cannot be precisely estimated at this time, based on the guidelines for the 2005 long-term incentive compensation plan recently approved by the Compensation Committee, the Company believes its stock compensation expense for 2005 to be in the range of 5 to 6 cents per share. This estimate is subject to change and is based on the following assumptions: (1) continued use of the Black-Scholes valuation model, (2) the Company’s Employee Stock Purchase Plan will be considered non-compensatory under applicable tax laws and regulations, (3) the Company’s effective tax rate is 25%, and (4) the Company implements SFAS 123(R) mid-year as currently planned. On an annualized basis, the Company expects its expense to be 9 to 10 cents per share in 2006 and 10 to 12 cents per share in outer years utilizing the same assumptions previously mentioned. The Company is evaluating the use of a binomial valuation model at this time and is unable to predict the impact on the Company’s stock compensation expenses, either positive or negative, created by a change in valuation model. The Company is also unable to predict the impact of deferred tax assets on the tax rate applied to our pre-tax stock compensation expense. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, favorable tax versus book differences in option expense.

Statement of Financial Accounting Standards No. 151 In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs – an amendment of ARB No. 43.” SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that this standard will have a material impact on our results of operations.

FASB Staff Position No. FAS 109-1 and No. FAS 109-2 The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides a temporary 85% dividends received deduction for certain repatriated earnings, subject to certain limitations. The Company has evaluated the effects of the repatriation provision and determined that the potential benefits offset by the limitations and associated costs are immaterial. The Company has determined not to repatriate foreign earnings under the new law’s dividends received deduction. Additionally, this Act has other issues, including the establishment of a deduction for certain qualified domestic production activities. The Company evaluated this deduction and determined the effects to be negligible.

Note 2 Supplemental Financial Information (in millions)

For the year ended December 31	2004	2003	2002
Other (income) expense
Interest income	$(10)	$(9)	$(10)
Other (gain) loss on assets, net	(17)	—	50
Fox River provision (see Note 11)	—	37	—
Other, net	(14)	4	(1)

Other (income) expense, net	(41)	32	39
Interest expense	23	26	19

Total interest and other (income) expense, net	$(18)	$58	$58

At December 31		2004	2003
Accounts receivable
Trade		$1,291	$1,225
Other		37	32

Accounts receivable, gross		1,328	1,257
Less: allowance for doubtful accounts		24	27

Total accounts receivable, net		$1,304	$1,230

Inventories
Finished goods, net		$258	$233
Work in process and raw materials, net		97	75

Total inventories, net		$355	$308

Other current assets
Current deferred tax assets		$96	$86
Other		128	109

Total other current assets		$224	$195

Reworkable service parts and rental equipment
Reworkable service parts and rental equipment, gross		$464	$490
Less: accumulated depreciation		240	258

Total reworkable service parts and rental equipment, net		$224	$232

Property, plant and equipment
Land and improvements		$80	$92
Buildings and improvements		434	516
Machinery and other equipment		1,008	1,002

Property, plant and equipment, gross		1,522	1,610
Less: accumulated depreciation		1,092	1,114

		430	496
Property, plant and equipment held for sale, net		16	18

Total property, plant and equipment, net		$446	$514

Note 2 Supplemental Financial Information (in millions, continued)

At December 31	2004	2003
Accumulated other comprehensive income, net of tax
Currency translation adjustments	$156	$98
Unrealized gain on securities	11	7
Unrealized loss on derivatives	(15)	(9)
Additional minimum pension liability [1]	(87)	(87)

Total accumulated other comprehensive income	$65	$9

[1]	See Note 9 of Notes to Consolidated Financial Statements for details on the change in additional minimum pension liability.

Note 3 Restructuring and Real Estate Transactions

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

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2004 was $3 million. During 2004, the Company utilized $4 million of the reserve. The majority of the lease obligations will continue through 2005, with one remaining obligation continuing to 2009.

During 2004, the Company recognized $14 million (after-tax) in net income from the sale of real estate that was previously classified as held for sale. The net book value of the properties was $48 million. One of these properties had a note receivable bearing interest at 5% with nominal principal payments before a balloon payment of $5 million in 2007.

The Company also recognized $8 million (after-tax) of other income for the release of a reserve for exit of certain countries in the Middle East and Africa region. The reserve was previously made to account for an expected loss on sale when the Company anticipated exiting certain countries. However, due to a strategy realignment, the Company now believes it can profitably market an attractive range of products to these countries by utilizing a shared resource infrastructure.

Note 4 Business Combinations, Divestitures and Equity Investments

The Company acquired Kinetics, Inc. (Kinetics) on September 30, 2004. Kinetics, headquartered in Lake Mary, Florida, is a leading provider of self-service solutions for the travel industry. This acquisition further strengthens NCR’s portfolio of self-service technologies, enabling the Company to extend its market reach and leadership to additional market segments like airline and hotel check-in, quick-service food ordering and event ticketing. This cash transaction was accounted for as a purchase. Approximately $8 million of the $26 million purchase price was allocated to software development costs, and the Company recorded goodwill of approximately $18 million, which was allocated to the Retail Store Automation operating segment. The $26 million cash payment made to complete this acquisition is reported in Other investing activities in the Company’s Consolidated Statements of Cash Flows as of December 31, 2004. The operating results of Kinetics were included in the Company’s consolidated financial statements from September 30, 2004 forward. The pro forma disclosures required under FASB Statement No. 141, “Business Combinations,” are not being provided because the impact of the transaction is not material.

During 2003 and 2002, NCR had no significant acquisition or divestiture activity that materially impacted the consolidated statement of income, balance sheet or cash flows. Also, in 2004, 2003 and 2002, NCR completed other investments and sold assets related to portions of its businesses to third parties, all of which were insignificant.

Note 5 Long-lived Assets

Property, Plant and Equipment Held for Sale Property, plant and equipment held for sale, net of accumulated depreciation and impairment charges, consists of the following categories as of December 31 for the periods shown in the table below:

In millions	2004	2003
Land and improvements, net	$2	$6
Buildings and improvements, net	14	12

Property, plant and equipment held for sale, net	$16	$18

Goodwill As a result of the adoption of SFAS 142 on January 1, 2002, NCR discontinued the amortization of goodwill and it was determined that the goodwill of the Retail Store Automation, Systemedia, and “Other” segments was impaired. The Company recorded a non-cash, net-of-tax goodwill impairment charge of $348 million as a cumulative effect of a change in accounting principle as of January 1, 2002. The impairment charge was reflected as a cumulative effect of accounting change, net of tax, in the consolidated statements of operations for the year ended December 31, 2002.

The carrying amounts of goodwill by operating segment for the year ended December 31, 2004 were as follows:

In Millions	Beginning Balance January 1, 2004	Additions	Other Adjustments [1]	For the year ended December 31, 2004
Goodwill
Data Warehousing	$79	$—	$1	$80
Financial Self Service	15	—	—	15
Retail Store Automation	—	18	—	18
Systemedia	—	—	—	—
Payment and Imaging	3	—	—	3
Customer Services	8	—	—	8
Other	—	—	—	—

Total goodwill	$105	$18	$1	$124

The increase in goodwill since December 31, 2003, is due to foreign currency fluctuations and the acquisition of Kinetics. In the fourth quarter of 2004, in accordance with SFAS 142, NCR performed its annual impairment test using the same methodology used for the transitional test performed in 2002 and no further goodwill impairment losses were realized.

Other Intangible Assets NCR’s other intangible assets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	December 31, 2004		December 31, 2003
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets
Patents	$14	$(12)	$19	$(15)
Intellectual property	28	(7)	13	(5)

Total other intangible assets	$42	$(19)	$32	$(20)

The decrease in patents since December 31, 2003 is due to a patent becoming fully amortized in the first quarter of 2004; therefore, it is no longer listed in the table above. The increase in the intellectual property since December 31, 2003 is primarily due to the purchase of intellectual property licenses from Accenture as part of our long-term service agreement and intellectual property associated with the acquisition of Kinetics.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

		For the year ended (estimated)
For the year ended December 31, 2004		December 31, 2005		December 31, 2006		December 31, 2007		December 31, 2008		December 31, 2009
	$5		$6		$5		$4		$4		$2

Note 6 Debt Obligations

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in 2009. The net proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes. In the fourth quarter of 2003, the Company entered into an interest rate swap which effectively converted $50 million of the notes to floating rate debt. See Note 10 of Notes to Consolidated Financial Statements for further details of the interest rate swap.

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with maturities of $0.6 million in 2010 and $5 million in 2020 with rates of 9.4% and 9.49%, respectively.

In October 2004, the Company replaced a $200 million 364-day unsecured credit facility with a $200 million five-year unsecured credit facility with a syndicate of financial institutions. In addition to the $200 million facility, the Company has a $400 million, five-year unsecured revolving credit facility which the Company entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2004 and 2003.

Note 7 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2004	2003	2002
Income (loss) before income taxes and cumulative effect of accounting change
United States	$101	$98	$284
Foreign	150	(26)	(153)

Total income before income taxes and cumulative effect of accounting change	$251	$72	$131

For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2004	2003	2002
Income tax (benefit) expense
Current
Federal	$3	$(39)	$(2)
State and local	(1)	3	4
Foreign	58	37	28
Deferred
Federal	(80)	(55)	(13)
State and local	—	5	(1)
Foreign	(19)	63	(13)

Total income tax (benefit) expense	$(39)	$14	$3

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2004	2003	2002
Income tax expense at the U.S. federal tax rate of 35%	$88	$25	$46
Foreign income tax differential	(56)	(10)	(30)
U.S. permanent book/tax differences	(3)	3	1
Tax contingencies	(66)	(6)	(15)
Other, net	(2)	2	1

Total income tax (benefit) expense	$(39)	$14	$3

NCR’s tax provisions include a provision for income taxes in those tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. In 2004, the Company realized an $85 million income tax benefit resulting from the favorable settlement of audit issues relating to the period when NCR was a subsidiary of AT&T.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2004	2003
Deferred income tax assets
Employee pensions and other benefits	$28	$51
Other balance sheet reserves and allowances	136	115
Tax loss and credit carryforwards	856	655
Capitalized research and development	224	191
Property, plant and equipment	15	52
Other	41	65

Total deferred income tax assets	1,300	1,129
Valuation allowance	(585)	(546)

Net deferred income tax assets	715	583

Deferred income tax liabilities
Property, plant and equipment	25	25
Employee pensions and other benefits	353	302
Other	31	7

Total deferred income tax liabilities	409	334

Total net deferred income tax assets	$306	$249

In the December 31, 2003 Consolidated Balance Sheet, the Company has revised the presentation of certain non-current deferred income tax assets and liabilities that were previously presented in separate captions. This revision of presentation reduces the previously presented captions, Deferred income taxes (within non-current assets) and Income taxes (within non-current liabilities), by $283 million each. This presentation is consistent with the 2004 presentation.

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from those assets. The valuation allowance covers deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2004, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,269 million. The tax loss carryforwards subject to expiration expire in the years 2005 through 2022.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $682 million and $539 million of undistributed earnings of its foreign subsidiaries as of December 31, 2004 and 2003, respectively, because such earnings are intended to be reinvested indefinitely.

The income tax (benefit) expense related to other comprehensive income for 2004, 2003 and 2002 was $(10) million, $345 million and $(247) million, respectively.

Note 8 Employee Stock Compensation Plans

The NCR Management Stock Plan provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within three years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period and, for 2005, will also have a four-year vesting period. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that initially authorized and made available for grant 5.6% of the outstanding shares as of January 1, 1997, as well as sufficient shares to replace all outstanding awards held by active NCR employees for shares of AT&T stock. Thereafter, the number of shares authorized under the plan increases each calendar year by 4% of the outstanding shares on the first day of the year for the ten-year term of the plan without the need for additional Board approval. The number of shares of common stock authorized and available for grant under this plan was approximately 66 million and 49 million, respectively, at December 31, 2004 and 2003. However, the number of options granted has steadily declined as a percentage of the numbers of outstanding shares. In 2004, the number of options granted was approximately 1% of total outstanding shares.

Please refer to Note 1 of Notes to Consolidated Financial Statements for the expense impact and option valuation information of the Company’s stock compensation plans.

A summary of stock option activity under the NCR Management Stock Plan is as follows:

	2004		2003		2002
Shares in thousands	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	27,612	$18.17	32,752	$19.11	31,038	$19.44
Granted	2,325	$22.66	3,698	$11.58	4,842	$16.58
Exercised	(13,181)	$18.38	(1,052)	$15.35	(1,044)	$16.63
Canceled	(65)	$15.95	(1,812)	$17.79	(1,312)	$20.01
Forfeited	52	$19.20	(5,974)	$19.99	(772)	$18.71

Outstanding at end of year	16,743	$18.71	27,612	$18.17	32,752	$19.11

The following table summarizes information about stock options outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
shares in thousands		Weighted Average Remaining Contractual	Weighted Average Exercise		Weighted Average Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$8.76 to $14.54	3,705	8.07 years	$11.98	1,298	$12.29
$15.13 to $25.82	13,038	5.75 years	20.62	10,248	20.25

Total	16,743		$18.71	11,546	$19.35

There were approximately 20.6 million stock options exercisable with a weighted average exercise price of $19.08 at December 31, 2003. At December 31, 2002, there were approximately 22.2 million stock options exercisable with a weighted average exercise price of $19.10.

The NCR Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at 85% of the average market price at the end of the last trading day of each month. Employees may authorize payroll deductions up to 10% of eligible compensation for common stock purchases. During 2004, 2003 and 2002, employees purchased approximately 1.0 million, 1.8 million and 1.6 million shares, respectively, of NCR common stock for approximately $19 million, $19 million and $22 million, respectively. As of December 31, 2004, the number of shares authorized and the number of shares available for grant under this plan were approximately 16 million and 2.8 million, respectively.

Note 9 Employee Benefit Plans

Pension and Postretirement Plans NCR sponsors defined benefit plans for the majority of its U.S. employees and international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the United States, the benefits are based on a fixed dollar amount per year of service. During 2004, NCR made changes to its U.S. defined benefit pension plans in order to limit participation in the plans to U.S. based employees who were at least 40 years old and hired by August 31, 2004. The plans are closed to new participants as of September 1, 2004. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments and cash or cash equivalents.

Prior to September 1998, substantially all U.S. employees who reached retirement age while working for NCR were eligible to participate in a postretirement benefit plan. The plan provides medical care and life insurance benefits to retirees and their eligible dependents. In September 1998, the plan was amended whereby U.S. participants who had not reached a certain age and years of service with NCR were no longer eligible for such benefits. In September 2003, the plan was amended to eliminate the postretirement life insurance benefit for both active and non-active employees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This new law will not have any material impact on NCR’s postretirement plan liabilities or expense as the Company does not provide prescription drug benefits to its Medicare-eligible retirees. Non-U.S. employees are typically covered under government-sponsored programs, and NCR generally does not provide postretirement benefits other than pensions to non-U.S. retirees. NCR generally funds these benefits on a pay-as-you-go basis.

NCR uses a December 31 measurement date for all of its plans.

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans were:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at January 1	$2,960	$2,700	$1,635	$1,380	$4,595	$4,080
Gross service cost	47	48	45	43	92	91
Interest cost	180	179	85	77	265	256
Amendments	—	—	1	4	1	4
Actuarial loss	181	194	142	26	323	220
Benefits paid	(166)	(161)	(106)	(93)	(272)	(254)
Curtailment	(8)	—	(1)	—	(9)	—
Currency translation adjustments	—	—	138	198	138	198

Benefit obligation at December 31	$3,194	$2,960	$1,939	$1,635	$5,133	$4,595

Accumulated benefit obligation as of December 31	$3,088	$2,841	$1,819	$1,534	$4,907	$4,375

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Change in plan assets
Fair value of plan assets at January 1	$2,797	$2,208	$1,397	$1,138	$4,194	$3,346
Actual return on plan assets	376	741	141	129	517	870
Company contributions	9	9	102	61	111	70
Benefits paid	(166)	(161)	(106)	(93)	(272)	(254)
Currency translation adjustments	—	—	121	159	121	159
Other	—	—	3	3	3	3

Fair value of plan assets at December 31	$3,016	$2,797	$1,658	$1,397	$4,674	$4,194

Accrued pension and benefit assets (liabilities) included in NCR’s consolidated balance sheets at December 31 were:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2004	2003	2004	2003	2004	2003
Reconciliation to balance sheet
Funded status	$(178)	$(163)	$(281)	$(238)	$(459)	$(401)
Unrecognized net loss	489	549	977	820	1,466	1,369
Unrecognized prior service cost (benefit)	1	2	24	26	25	28
Unrecognized transition asset	(1)	(3)	1	1	—	(2)

Net amount recognized	$311	$385	$721	$609	$1,032	$994

Total recognized amounts consist of:
Prepaid benefit cost	$397	$468	$1,044	$906	$1,441	$1,374
Accrued benefit liability	(109)	(103)	(405)	(375)	(514)	(478)
Intangible asset	—	—	3	2	3	2
Accumulated other comprehensive income	23	20	79	76	102	96

Net amount recognized	$311	$385	$721	$609	$1,032	$994

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $654 million, $601 million and $92 million, respectively, at December 31, 2004, and $625 million, $574 million and $101 million, respectively, at December 31, 2003.

The net periodic benefit cost (income) of the pension plans for years ended December 31 was as follows:

	U.S Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net service cost	$47	$48	$43	$42	$40	$33	$89	$88	$76
Interest cost	180	179	175	85	77	68	265	256	243
Expected return on plan assets	(207)	(200)	(288)	(128)	(131)	(128)	(335)	(331)	(416)
Settlement charge	—	—	—	6	11	1	6	11	1
Curtailment charge	1	—	—	—	—	3	1	—	3
Amortization of:
Transition asset	(2)	(2)	(2)	—	—	—	(2)	(2)	(2)
Prior service cost	—	5	10	5	5	7	5	10	17
Actuarial loss	64	55	1	42	18	3	106	73	4

Net benefit cost (income)	$83	$85	$(61)	$52	$20	$(13)	$135	$105	$(74)

The weighted average rates and assumptions used to determine benefit obligations at December 31 were as follows:

	U.S Pension Benefits		International Pension Benefits		Total Pension Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	5.8%	6.3%	4.7%	5.2%	5.4%	5.9%
Rate of compensation increase	4.2%	4.2%	3.3%	3.4%	3.9%	3.9%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S Pension Benefits			International Pension Benefits			Total Pension Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.3%	6.8%	7.3%	5.2%	5.6%	6.0%	5.9%	6.4%	6.9%
Expected return on plan assets	8.5%	8.5%	10.0%	7.3%	8.1%	8.9%	8.1%	8.4%	9.7%
Rate of compensation increase	4.2%	4.4%	4.4%	3.4%	3.7%	3.6%	3.9%	4.2%	4.2%

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and check the results for reasonableness and appropriateness.

Plan Assets The weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	U.S Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets at December 31		Target Asset Allocation	Actual Allocation of Plan Assets at December 31		Target Asset Allocation
	2004	2003		2004	2003
Equity securities	73%	73%	68-75%	64%	64%	60-71%
Debt securities	19%	19%	18-22%	29%	28%	23-35%
Real estate	8%	8%	7-9%	6%	7%	4-7%
Other	0%	0%	0-1%	1%	1%	0-1%

Total	100%	100%		100%	100%

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

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan were:

	Postretirement Benefits
In millions	2004	2003
Change in benefit obligation
Benefit obligation at January 1	$187	$347
Gross service cost	—	—
Interest cost	11	20
Amendments	(7)	(143)
Actuarial loss	33	8
Benefits paid	(37)	(41)
Curtailment	—	(4)

Benefit obligation at December 31	$187	$187

Accrued postretirement liabilities included in NCR’s consolidated balance sheet at December 31 were:

	Postretirement Benefits
In millions	2004	2003
Reconciliation to balance sheet
Funded status	$(187)	$(187)
Unrecognized net loss	99	70
Unrecognized prior service benefit	(151)	(156)

Net amount recognized	$(239)	$(273)

The net periodic benefit cost of the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
In millions	2004	2003	2002
Interest cost	$11	$20	$24
Net service cost	—	—	—
Expected return on plan assets	—	—	—
Curtailment charge (credit)	—	(12)	—
Amortization of:
Prior service cost	(13)	(6)	(9)
Actuarial loss	5	6	1

Net benefit cost	$3	$8	$16

The assumptions utilized in accounting for the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
	2004	2003	2002
Discount rate	5.3%	6.3%	6.8%

Assumed health care cost trend rates at December 31 were:

	2004		2003
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Health care cost trend rate assumed for next year	9.0%	6.0%	10.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2009	2009	2009	2009

In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

In millions	1% Increase	1% Decrease
2004 service cost and interest cost	$1	$(1)
Postretirement benefit obligation at December 31, 2004	$17	$(16)

Cash Flows Related to Employee Benefit Plans

Contributions NCR does not expect to contribute to its U.S. qualified pension plan in 2005; however, the Company plans to contribute approximately $124 million and $8 million to its international pension plan and executive pension plans, respectively, in 2005. It also expects contributions of $25 million to its U.S. postretirement plan in 2005.

Estimated Future Benefit Payment NCR expects to make the following benefit payments reflecting past and future service from its pension and postretirement plans:

In millions	U.S Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits
Year
2005	$178	$102	$280	$25
2006	$183	$99	$282	$25
2007	$188	$103	$291	$24
2008	$194	$113	$307	$21
2009	$200	$113	$313	$19
2010-2014	$1,084	$549	$1,633	$71

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $24 million in 2004, $23 million in 2003 and $24 million in 2002. The expense under international and subsidiary savings plans was $16 million, $13 million and $10 million in 2004, 2003 and 2002, respectively.

Other Postemployment Benefits NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, and continuation of health care benefits and life insurance coverage. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis. The expense under these plans was approximately $95 million, $79 million and $75 million for 2004, 2003 and 2002, respectively. The accrued postemployment liability at December 31, 2004 and 2003 was $101 million and $95 million, respectively.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative instruments is as follows.

Cash Flow Hedges NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. The majority of the contracts were to exchange Euros, British Pounds and Japanese Yen, and generally mature within 15 months. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. NCR reclassified an immaterial amount of net losses for the years ended December 31, 2004 and 2003, and $1 million for 2002. These losses are reclassified to other income and are the result of discontinuance of cash flow hedges. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2004, 2003 and 2002. At December 31, 2004, before-tax deferred net losses recorded in other comprehensive income related to cash flow hedges were $18 million, and are expected to be reclassified to earnings during the next 12 months.

Fair Value Hedges NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a floating rate. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 of Notes to Consolidated Financial Statements for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during 2004.

Other Hedges When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow hedges, are recognized in other income or expense as exchange rates change. The impact of these hedging activities was not material to the Company’s consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments The fair values of debt and foreign exchange contracts are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap, and debt at December 31, 2004 and 2003. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

	Contract Notional Amount	Carrying Amount		Fair Value
In millions		Asset	Liability	Asset	Liability
2004
Foreign exchange forward contracts	$330	$4	$22	$4	$22
Interest rate swap	50	—	—	—	—
Debt	—	—	307	—	338

2003
Foreign exchange forward contracts	$332	$—	$10	$—	$10
Interest rate swap	50	1	—	1	—
Debt	—	—	307	—	347

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. At December 31, 2004 and 2003, NCR did not have any major concentration of credit risk related to financial instruments.

Investments in Marketable Securities The fair value of the Company’s investments in marketable securities in aggregate was $52 million and $50 million at December 31, 2004 and 2003, respectively. The cost basis of the Company’s investments in marketable securities was $41 million at December 31, 2004 and $43 million at December 31, 2003.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2004 cannot currently be reasonably determined.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Georgia-Pacific Corp. (formerly Fort James), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, Sonoco U.S. Mills, Inc. (owned by Sonoco Products Company), and Menasha Corporation.

The governmental and other entities making such claims against NCR and the other PRPs have been coordinating their actions, including the assertion of claims against the PRPs. Additionally, certain claimants have notified NCR and the other PRPs of their intent to commence a natural resource damage (NRD) lawsuit, but have not as yet instituted litigation; and one of the claimants, the U.S. Environmental Protection Agency (USEPA), formally proposed the Fox River site for inclusion on the CERCLA National Priorities List, but no action has yet been taken on this proposal.

NCR’s reserve for the Fox River matter has decreased from the end of the third quarter of 2004 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The reserve was approximately $67 million as of December 31, 2004 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addresses the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In the two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the remedial approach. The Governments estimate that approximately 6.5 million cubic yards of sediment will be removed from these portions at an estimated cost of approximately $284 million. The Governments also identify “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments selected monitored natural attenuation as the remedial approach at an estimated cost of approximately $40 million. The Governments also indicate that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. Earlier, in January 2003, the Governments issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appears the Governments expect the selected remedies for all five OUs to cost approximately $400 million exclusive of contingencies.

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. The Governments and certain PRPs have initiated the engineering design of the remedy, a process that could take three to four years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least ten years.

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

Notwithstanding the issuance of the RODs, the extent of NCR’s potential liability is subject to many uncertainties at this time. NCR’s eventual liability – which is expected to be paid out over a period of at least ten years, and likely as long as twenty to forty or more years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range if that is possible. Where there is a range of equally probable outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is now $480 million. This amount is derived by taking the Governments’ estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that indicates the Governments’ own cost estimates are understated. For example, NCR’s review indicates that the Governments’ $400 million cost number omits some categories of cost, uses unit costs that are lower than what might reasonably be expected, and underestimates the cost of some elements of the selected remedy. However, there can be no assurances that this amount will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR has determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is the lowest estimate in the Governments’ 2000 report on natural resource damages. This amount is $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. Again, the Company determined that there is a range of equally probable outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river.

•	Fourth, for the NCR share of the joint NCR/API payments, the Company estimates that it would pay approximately half of the total costs jointly attributable to NCR/API. This is based on a sharing agreement between NCR and API, the terms of which are confidential. This factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, for NCR’s transaction costs to defend this matter, the Company has estimated the costs that are likely to be incurred over the ten years ending in 2013, the time period the Governments project it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first

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

While it remains difficult to predict, NCR does not expect there to be any significant near-term changes to any of the above-described estimates that are likely to have a material effect on the amount of our accrual. However, there are other estimates for each of these factors which are significantly higher than the estimates described above. NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range of such estimates.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of December 31, 2004, the maximum future payment obligation of this guaranteed value was $9 million and an associated liability of $7 million was recorded.

NCR has equity investments in certain affiliates in which the Company has issued debt guarantees originally five years in length for these affiliates to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $2 million at December 31, 2004. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve for the respective periods:

In millions	2004	2003
Beginning balance at January 1	$18	$16
Accruals for warranties issued	47	45
Settlements (in cash or in kind)	(44)	(43)

Ending balance at December 31	$21	$18

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

Purchase Commitments

The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR’s key transaction processing activities and functions will be performed by Accenture. The transition process for these activities was primarily conducted in 2004.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2004, for the following fiscal years were:

	2005	2006	2007	2008	2009	Thereafter
Minimum lease obligations	$55	$47	$37	$28	$22	$76

In addition to the future minimum lease payments, NCR entered into an assigned lease guarantee that expires in 2005. A maximum future payment obligation at December 31, 2004 of $500,000 was related to this guarantee, and no associated liability was recorded. Total rental expense for operating leases was $57 million, $71 million and $71 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 12 Segment Information and Concentrations

Operating Segment Information NCR is managed through the following businesses which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Payment and Imaging, (5) Systemedia, (6) Customer Services and (7) “Other,” which primarily relates to third-party hardware sales and related installation services in our high availability and networking services businesses and to a business in Japan that is not aligned to NCR’s other segments.

NCR’s Data Warehousing solutions serve several industries including retail, financial, telecommunications, transportation and insurance, as well as consumer manufacturing and government entities. NCR’s data warehousing solutions combine Teradata hardware, software (i.e., Teradata database, data mining, and application software), professional consulting services, and customer support services. Our Data Warehousing solutions also include third-party products and services from leading technology and service partners. The Company’s Financial Self Service solutions offer a complete line of ATM hardware and software, and related services, enabling businesses to reduce costs, generate new revenue streams and build customer loyalty. Financial Self Service solutions primarily serve the financial services industry, with particular focus on retail banking. NCR’s Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels. Primarily serving the retail industry, Retail Store Automation solutions deliver traditional point-of-sale and innovative self-checkout solutions, among other things. Systemedia develops, produces and markets a complete line of business consumables and products. The Company’s Payment and Imaging solutions are designed to digitally capture, process and retain item-based transactions, thereby helping businesses reduce operating costs and increase efficiency. Payment and Imaging solutions mainly serve the financial services industry. Services are an essential component of each of our complete solution offerings, and the Customer Services Division provides support services for NCR solution customers, as well as third-party solution customers.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on and analysis of business performance, pension expense or income is excluded from segment operating income or loss when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income. Also, management does not consider in its decision-making activities certain charges that are not related to the operational performance of the segments. These amounts are separately identified in the operating income (loss) by segment table that follows.

Installation-related services constitute implementation and installation services within each operating segment and are an integral part of NCR’s Customer Services segment. Operating management teams in Data Warehousing, Financial Self Service, Retail Store Automation, Payment and Imaging, and “Other,” are accountable for the installation-related services revenue and profitability of this activity. Customer Services has shared responsibilities for installation-related services revenue and profitability of these services, except Data Warehousing. As such, this revenue and operating income is also included in the results of the Customer Services segment. To reconcile to total Company reported revenue and operating income, the installation-related services included in both the operating segments and the Customer Services segment are adjusted as reflected in the following tables.

The following table presents Revenue, shown in millions, by operating segment for the years ended December 31:

	2004	2003	2002
Data Warehousing
Products	$728	$624	$668
Professional and installation-related services	341	325	334

Total Data Warehousing Solution	1,069	949	1,002
Data Warehousing support services	292	264	224

Total Data Warehousing revenue	1,361	1,213	1,226

Financial Self Service
Products	1,102	913	912
Professional and installation-related services	268	236	183

Total Financial Self Service revenue	1,370	1,149	1,095

Retail Store Automation
Products	627	558	504
Professional and installation-related services	237	239	210

Total Retail Store Automation revenue	864	797	714

Systemedia	512	494	518
Payment and Imaging
Products	109	116	115
Professional and installation-related services	40	36	37

Total Payment and Imaging revenue	149	152	152

Customer Services
Products	—	—	2
Professional and installation-related services	326	320	218
Customer Service Maintenance:
Financial Self Service	576	546	516
Retail Store Automation	462	467	462
Payment and Imaging	108	107	107
Other	361	409	486

Total Customer Services revenue	1,833	1,849	1,791

Other
Products	86	130	166
Professional and installation-related services	110	112	121

Total Other revenue	196	242	287

Elimination of installation-related services revenue included in both the Customer Services segment and the other segments	(301)	(298)	(198)

Total revenue	$5,984	$5,598	$5,585

The following table presents operating income (loss), shown in millions, by operating segment for the years ended December 31:

Operating Income (Loss)	2004	2003	2002
Data Warehousing	$223	$145	$112
Financial Self Service	222	165	115
Retail Store Automation	26	—	(57)
Systemedia	8	14	6
Payment and Imaging	17	21	19
Customer Services	(3)	27	37
Other	(35)	(48)	(46)

Elimination of installation-related services operating income included in both the Customer Services segment and the other segments	(90)	(89)	(50)

Subtotal - Segment operating income	368	235	136
% of Revenue	6.1%	4.2%	2.4%

Pension (expense) income	(135)	(105)	74
Other adjustments [1]	—	—	(21)

Consolidated income from operations	$233	$130	$189

[1]	For 2002, other adjustments represent real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million.

The assets attributable to NCR’s operating segments consist primarily of accounts receivable, inventories, manufacturing assets, capitalized software and goodwill dedicated to a specific solution. Assets not attributable to operating segments consist primarily of fixed assets not dedicated to a specific segment, such as deferred tax assets, prepaid pension costs, cash, cash equivalents and short-term investments. Segment assets at December 31 were:

In millions	2004	2003	2002
Segment assets
Data Warehousing	$609	$569	$531
Financial Self Service	544	511	431
Retail Store Automation	363	287	299
Systemedia	187	192	184
Payment and Imaging	56	64	50
Customer Services	453	435	464
Other	49	78	62

Total segment assets	2,261	2,136	2,021

Assets not allocated to the segments:
Cash, cash equivalents and short-term investments	750	689	526
Prepaid pension cost	1,446	1,386	794
Deferred income taxes	468	361	704
Other assets not attributable to segments	629	625	627

Consolidated total assets	$5,554	$5,197	$4,672

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2004	%	2003	%	2002	%
Revenue by geographic area
United States	$2,570	43%	$2,405	43%	$2,396	43%
Americas (excluding United States)	386	6%	343	6%	383	7%
Europe/Middle East/Africa	1,933	32%	1,793	32%	1,671	30%
Japan	457	8%	460	8%	483	9%
Asia/Pacific (excluding Japan)	638	11%	597	11%	652	11%

Consolidated revenue	$5,984	100%	$5,598	100%	$5,585	100%

The following table presents certain long-lived assets, primarily composed of property, plant and equipment, prepaid pension, capitalized software and goodwill by country at December 31:

In millions	2004	2003	2002
Long-lived assets
United States	$1,023	$1,060	$610
United Kingdom	808	740	643
Japan	145	180	154
All other countries	529	482	439

Consolidated long-lived assets	$2,505	$2,462	$1,846

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2004, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial databases and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse effect on NCR’s operations.

Note 13 Subsequent Events

At December 31, 2004, NCR had a reserve in anticipation of non-payment of a non-trade receivable with one of our Japanese-affiliated companies due to a long history of non-payment and unprofitable operations. In February 2005, the equity position of this company improved as the result of its improving profitability, an additional investment of capital from one of the other equity holders and the acquisition of an external loan (not guaranteed by NCR). Due to these events, this company was able to pay NCR $4 million in February 2005. As this event provided additional evidence, with respect to conditions that existed at the date of the balance sheet as to the estimates of realization of receivables, NCR adjusted the financial statements accordingly.

At December 31, 2004, the Company had a $1 million reserve for an environmental liability related to a former manufacturing facility owned and operated from 1965 to 1994. The property was sold in 1994. In February 2005, additional developments caused us to increase our reserve by $2 million. The adjustment was made to NCR’s 2004 financial statements to reflect this change.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth [1]
2004
Total revenues	$1,290	$1,452	$1,454	$1,788
Gross margin	$322	$393	$395	$506
Operating (loss) income	$(8)	$53	$59	$129
Net (loss) income	$(5)	$122	$44	$129
Net (loss) income per share:
Basic	$(0.03)	$0.65	$0.23	$0.69
Diluted	$(0.03)	$0.63	$0.23	$0.68

2003
Total revenues	$1,234	$1,366	$1,355	$1,643
Gross margin	$307	$359	$374	$494
Operating (loss) income	$(32)	$16	$33	$113
Net (loss) income	$(27)	$(13)	$18	$80
Net (loss) income per share:
Basic	$(0.14)	$(0.07)	$0.10	$0.42
Diluted	$(0.14)	$(0.07)	$0.10	$0.42

[1]	Our tax rate for the fourth quarter of 2004 was 13%, which was lower than the 25% effective tax rate expected. The lower tax rate was due to an increased percentage of operating profits attributable to foreign operations which have lower effective tax rates due to prior year losses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

Item 9(a). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the fourth quarter of 2004, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities will be performed by Accenture. As of June 30, 2004, and going forward, as part of the transition of transaction processing, Accenture has the primary responsibility for processing the quarter close activities including the majority of transaction processing for general ledger activities. Accenture began transaction processing for NCR’s order to revenue cycle during the second and third quarters of 2004, except for Data Warehousing and Systemedia whose order to revenue process is not being transitioned to Accenture and whose transactions represent approximately one-third of the Company’s total transactions on a revenue basis. We believe this is a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions and support during these transitions. Additional transition activities have begun again in the first quarter of 2005 and are expected to continue throughout 2005.

Other than as discussed in the preceding paragraph, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria. Management’s assessment of the effectiveness of NCR’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears on page 31 of this Annual Report on Form 10-K.

/s/ Mark Hurd	/s/ Peter Bocian
Mark Hurd	Peter Bocian
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Item 9(b). OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item 10 with respect to directors of NCR is included on pages 7- 8 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

The Executive Officers of NCR (as of March 1, 2005) are as follows:

Name	Age	Position and Offices Held
Mark Hurd	48	President and Chief Executive Officer
Eric Berg	42	Senior Vice President and Chief Administrative Officer
Peter Bocian	50	Senior Vice President and Chief Financial Officer
Gerald Gagliardi	57	Senior Vice President, Worldwide Customer Services Division
Jonathan Hoak	55	Senior Vice President, General Counsel and Secretary
Michael Koehler	52	Senior Vice President, Teradata Data Warehousing Division
Mark Quinlan	52	Vice President, Systemedia Division
Lee Schram	43	Senior Vice President, Retail Solutions Division
Keith Taylor	54	Senior Vice President, Financial Solutions Division
Christine Wallace	52	Senior Vice President, Human Resources

NCR’s Executive Officers

Mark V. Hurd was named Chief Executive Officer of NCR and elected to the Company’s Board of Directors in March 2003. He has served as NCR’s President since July 2001, and from September 2002 until March 2003, also served as

NCR’s Chief Operating Officer. Mr. Hurd was chosen to lead NCR’s Teradata Solutions Group in October 1998, and shortly thereafter, in July 2000, was promoted to Chief Operating Officer of that division. Mr. Hurd was also an Executive Vice President of NCR from July 2000 until July 2001. Since joining the Company in 1980, Mr. Hurd has held many marketing, professional services, and sales management roles during his long NCR career.

Eric A. Berg is Senior Vice President and Chief Administrative Officer of NCR. Mr. Berg joined the Company in July 2003 from The Goodyear Tire & Rubber Company (Goodyear) where he had served as its Chief Information Officer since 2000. From 2001 to 2003, he also served as the Vice President e-Commerce at Goodyear. Prior to that, from 1996 to 1999, he was the Pacific Northwest Region Vice President for the Frito-Lay Division of Pepsico, Inc. Mr. Berg has also held a number of senior management positions with consulting firm McKinsey & Company.

Peter J. Bocian became NCR’s Senior Vice President and Chief Financial Officer on September 1, 2004. From October 2003 until that time, he served as Vice President, Finance and Interim Chief Financial Officer. He was Chief Financial Officer of the Company’s Retail and Financial Group, from 2002 to 2003, with responsibility for the combined financial and administration functions for the four business units comprising that group. From 1999 to 2002, he was Chief Financial Officer and Vice President of the Retail Solutions Division. Mr. Bocian began his career at NCR in 1983 and has since held a number of positions of increasing responsibility in the areas of finance, general management and logistics.

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

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company’s executive officers and directors is included in the material captioned “Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” on page 10 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

The Company has a Code of Conduct that sets the standard for ethics and compliance for all of its employees. NCR’s Code of Conduct is filed (by reference) as Exhibit 14 of this Form 10-K.The Company intends to disclose any amendments to or waivers of the Code of Conduct or the Code of Ethics on behalf of the Executive Officers on the Company’s investor relations website at investor.ncr.com under the heading “Corporate Governance,” and on NCR’s corporate governance website at www.ncr.com/corpgovernance/corpgov_code_conduct.htm, promptly following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” on pages 18-21 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference. The information regarding the Company’s compensation of its directors is included in the material captioned “Compensation of Directors” on pages 12-13 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” on pages 4-5 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

The table below shows a high-level summary of aggregate equity compensation plans as of December 31, 2004:

Shares and share price reflect the impact of a two-for-one stock split effective on January 21, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Management Stock Plan [1]	16,742,758	$18.71	49,002,161
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	16,742,758	$18.71	49,002,161

1.	The NCR Management Stock Plan was adopted with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that increases each year, the number of shares authorized by 4% of the outstanding shares on the first day of the year for a ten-year term of the plan without the need for additional board approval. There were 65,744,919 shares authorized under the plan at December 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to independent auditors is included in the material captioned “Fees Paid to Independent Auditors” on pages 24-26 of NCR’s Proxy Statement, dated March 7, 2005, and is incorporated herein by reference.

The Company’s independent auditor, PricewaterhouseCoopers LLP (PwC), has recently notified the Company and the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by PwC’s affiliates in China, Hong Kong, Taiwan and the Ivory Coast for NCR’s international subsidiaries are potentially violative of the SEC Independence Rules on scope of services.

PwC performs expatriate and local staff tax return preparation services for certain of the Company’s employees in China, Hong Kong, and Taiwan. In conjunction with these services, PwC’s affiliated firms in China, Hong Kong, and Taiwan took custody of funds intended to satisfy the employees’ tax obligations and remitted payment of those funds to the local taxing authorities on behalf of the employees. As a result, PwC had custody of funds that may have belonged to the Company, which is not permitted under SEC auditor independence rules. The payment aspect of the tax return preparation services was discontinued in late 2004. The fees paid to PwC for these tax services in China (including Hong Kong) were approximately $40,000 in 2004, $73,000 in 2003, $44,000 in 2002, and $28,000 in 2001. The fees paid to PwC for tax services in Taiwan were approximately $8,000 in 2001. The estimated amounts attributable to the tax payment aspect of services in China (including Hong Kong) and Taiwan was no more than 5% of the total fees paid by the Company to PwC for its services in any one year.

In addition, certain administrative services were provided to an affiliate of the Company by a PwC affiliated firm in the Ivory Coast in connection with the liquidation of the Company’s affiliate. In the aggregate, fees for these services were approximately $19,000 from 2001 through 2003. In providing these services, PwC had custody of funds that may have belonged to the Company, which is not permitted under SEC auditor independence rules. These services are no longer being provided.

PwC has concluded that its objectivity and impartiality were unaffected by these services and therefore its independence has not been impaired. This conclusion is based upon the nature of services, the size of the fees associated therewith, the fact that none of its personnel who were involved in providing these tax services performed any audit or audit-related services for the Company and that those professionals who did conduct the audit were unaware of the payment aspect of the tax services. In January 2005, PwC issued its Independence Standards Board Standard No. 1 independence letter to the Audit Committee of the Company’s Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this Annual Report on Form 10-K.

The Audit Committee has discussed with PwC its independence from the Company and considered whether the non-audit services described above impaired the firm’s independence. The committee concurred with PwC that its independence was not impaired by the provision of these services, and agreed with the bases for PwC’s conclusion regarding independence listed above.

In addition, in one instance, NCR paid PwC $4,300 for non-audit services that were not pre-approved by the Audit Committee and did not meet the SEC’s de minimis exception requirements, because it could not be demonstrated that the services were not recognized to be non-audit services at the time they were performed. The Audit Committee was promptly informed of this matter, and concluded the services did not impair the firm’s independence as the Company’s independent auditors. PwC also considered its independence from the Company in light of the provision of these services and concluded that it was not impaired.

The Company evaluated PwC’s non-audit services during the relevant time periods and did not identify any additional non-audit services that may compromise PwC’s independence for purposes herein. Additionally, the Company and PwC continue to evaluate and review processes relevant to the maintenance of PwC’s independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2004 (Exhibit 3.2 to the NCR Corporation Form 10-K for the period ended December 31, 2003 (the “2003 Annual Report”)).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (Exhibit 4.2 to the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.6.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7.1	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”)).

10.7.2	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7.3	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.8	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.8.1	First Amendment to the NCR Officer Plan, executed December 17, 2004 (Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004).

10.9	NCR Change-in-Control Severance Plan for Executive Officers (Exhibit 10.16 to the 1996 NCR Annual Report).

10.10	NCR Director Compensation Plan (Exhibit 10.3 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.11	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report).

10.12	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.13.1	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.13.2	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.14	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.14.1	First Amendment to the NCR Nonqualified Excess Plan, executed December 17, 2004 (Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2004).

10.15	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.16	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.17	Letter Agreement with Gerald Gagliardi dated January 15, 2001 (Exhibit 10.27 to the 2000 Annual Report).

10.18	Letter agreement with Mark Hurd dated March 6, 2003 (Exhibit 10.28 to the 2002 Annual Report).

10.19	Letter agreement with Lars Nyberg dated March 13, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.20	Letter agreement with Eric Berg dated July 3, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.21	Summary of Director Compensation

10.22	Intentionally left blank.

10.23	Form of Restricted Stock Agreement for retention grants under the NCR Management Stock Plan (Exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2004).

10.24	Form of Restricted Stock Agreement for annual long-term incentive program grants under the NCR Management Stock Plan (Exhibit 10.2 to the Current Report on Form 8-K dated February 18, 2005).

10.25	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.1 to the Current Report on Form 8-K dated February 18, 2005).

10.26	Form of Payment Election for Director Pay under the NCR Management Stock Plan (Exhibit 10.5 to the Current Report on Form 8-K dated December 17, 2004).

10.27	Form of Director Option Grant Statement under the NCR Management Stock Plan (Exhibit 10.6 to the Current Report on Form 8-K dated December 17, 2004).

14	Code of Conduct for associates of NCR Corporation.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 2, 2005.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 2, 2005.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 2, 2005.

99.1	Letter to Shareholders included in the 2004 Annual Report to Shareholders.

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$27	$5	$—	$8	$24
Deferred tax asset valuation allowance	546	39	—	—	585
Inventory excess and obsolete reserves	50	28	—	22	56
Reserves related to business restructuring	7	—	—	4	3

Year Ended December 31, 2003
Allowance for doubtful accounts	$25	$6	$—	$4	$27
Deferred tax asset valuation allowance	357	189	—	—	546
Inventory excess and obsolete reserves	51	24	—	25	50
Reserves related to business restructuring	8	1	—	2	7

Year Ended December 31, 2002
Allowance for doubtful accounts	$54	$7	$—	$36	$25
Deferred tax asset valuation allowance	281	76	—	—	357
Inventory excess and obsolete reserves	50	26	—	25	51
Reserves related to business restructuring	—	8	—	—	8

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: March 7, 2005	By:

/s/ Peter Bocian
Peter Bocian
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
/s/ Mark Hurd
Mark Hurd	Director, President and Chief Executive Officer

/s/ Peter Bocian
Peter Bocian	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Lars Nyberg
Lars Nyberg	Chairman of the Board of Directors

/s/ Edward P. Boykin
Edward P. Boykin	Director

/s/ Mark P. Frissora
Mark P. Frissora	Director

/s/ Linda Fayne Levinson
Linda Fayne Levinson	Director

/s/ Victor L. Lund
Victor L. Lund	Director

/s/ C.K. Prahalad
C.K. Prahalad	Director

/s/ James M. Ringler
James M. Ringler	Director

/s/ William S. Stavropoulos
William S. Stavropoulos	Director

Date: March 7, 2005