Form 10-Q
period 2005-03-31
NCR CORP
filed 2005-05-06
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock, $0.01 par value per share, outstanding as of April 29, 2005, was approximately 186.8 million.

PART I. Financial Information

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2005	2004
Product revenue	$678	$628
Service revenue	665	662

Total revenue	1,343	1,290

Cost of products	438	410
Cost of services	534	558
Selling, general and administrative expenses	258	273
Research and development expenses	59	57

Total operating expenses	1,289	1,298

Income (loss) from operations	54	(8)

Interest expense	6	5
Other expense (income), net	8	(7)

Income (loss) before income taxes	40	(6)

Income tax expense (benefit)	10	(1)

Net income (loss)	$30	$(5)

Net income (loss) per common share
Basic	$0.16	$(0.03)

Diluted	$0.16	$(0.03)

Weighted average common shares outstanding
Basic	186.4	189.1
Diluted	191.6	189.1

See Notes to Condensed Consolidated Financial Statements.

Per share amounts reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	March 31 2005	December 31 2004
Assets
Current assets
Cash, cash equivalents and short-term investments	$655	$750
Accounts receivable, net	1,284	1,304
Inventories, net	356	355
Other current assets	243	224

Total current assets	2,538	2,633

Reworkable service parts and rental equipment, net	222	224
Property, plant and equipment, net	432	446
Goodwill	124	124
Prepaid pension cost	1,419	1,446
Deferred income taxes	375	372
Other assets	288	309

Total assets	$5,398	$5,554

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$3	$2
Accounts payable	429	492
Payroll and benefits liabilities	230	328
Deferred service revenue and customer deposits	486	407
Other current liabilities	469	495

Total current liabilities	1,617	1,724

Long-term debt	306	307
Pension and indemnity plan liabilities	513	517
Postretirement and postemployment benefits liabilities	241	244
Income taxes	496	492
Other liabilities	159	166
Minority interests	16	18

Total liabilities	3,348	3,468

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 186.5 and 186.6 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Paid-in capital	970	1,030
Retained earnings	1,019	989
Accumulated other comprehensive income	59	65

Total stockholders’ equity	2,050	2,086

Total liabilities and stockholders’ equity	$5,398	$5,554

See Notes to Condensed Consolidated Financial Statements.

2004 shares issued reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Three Months Ended March 31
	2005	2004
Operating activities

Net income (loss)	$30	$(5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63	67
Deferred income taxes	—	2
Other adjustments to income (loss), net	12	(3)
Changes in assets and liabilities:
Receivables	19	59
Inventories	—	(33)
Current payables	(153)	(134)
Deferred service revenue and customer deposits	79	83
Employee severance and pension	12	—
Other assets and liabilities	(51)	(27)

Net cash provided by operating activities	11	9

Investing activities

Purchases of short-term investments	—	(10)
Proceeds from sales and maturities of short-term investments	—	10
Net expenditures and proceeds for reworkable service parts	(18)	(17)
Expenditures for property, plant and equipment	(16)	(11)
Proceeds from sales of property, plant and equipment	2	7
Additions to capitalized software	(16)	(17)
Other investing activities, net	3	(11)

Net cash used in investing activities	(45)	(49)

Financing activities

Purchases of Company common stock	(120)	(90)
Short-term borrowings, net	1	—
Cash received from real estate transaction	—	50
Proceeds from employee stock plans	60	57

Net cash (used in) provided by financing activities	(59)	17

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Decrease in cash and cash equivalents	(95)	(23)
Cash and cash equivalents at beginning of period	750	639

Cash and cash equivalents at end of period	$655	$616

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim period are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2004.

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company held $50 million of auction rate securities at March 31, 2004 and at December 31, 2003, but had no such holdings at March 31, 2005 and at December 31, 2004. Accordingly, the classification in the March 31, 2004 Condensed Consolidated Statement of Cash Flows has been revised to report proceeds from sales of short-term investments of $10 million and purchases of short-term investments of $10 million in separate line items as investing activities rather than as cash and cash equivalents. Also in the March 31, 2004 Condensed Consolidated Statement of Cash Flows, the beginning and ending balance of cash and cash equivalents were reduced by $50 million to reflect this change in classification. This change in classification does not affect previously reported cash flows from operations or from financing activities, or our previously reported Condensed Consolidated Statements of Operations.

The results for the first quarter of 2005 include the benefit of a $6.5 million ($4.9 million after-tax) reduction of accruals made in previous periods for purchased goods and services. The reversal resulted in a reduction of selling, general and administrative expenses of $2.7 million and a reduction of cost of products and services of $3.8 million. The over-accrual was primarily due to the incorrect acknowledgement of goods and services received. The Company has taken actions, such as increased user training and enhanced monitoring controls, to mitigate the potential for replicating this matter. The Company has determined that the impact of this item in all prior interim and annual periods was immaterial and is not expected to be material to calendar 2005 results of operations.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended March 31
	2005	2004
Comprehensive Income
Net income (loss)	$30	$(5)
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(1)	1
Unrealized gain on derivatives	6	6
Additional minimum pension liability	—	—
Currency translation adjustments	(11)	14

Total comprehensive income	$24	$16

In millions	March 31 2005	December 31 2004
Inventories
Work in process and raw materials	$95	$97
Finished goods	261	258

Total inventories, net	$356	$355

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The company expects that the adoption of SFAS 123R for its first quarter 2006 reporting will have a material impact on its results of operations and earnings per share.

4. REAL ESTATE TRANSACTIONS

During the first quarter of 2004, the Company executed a sale-leaseback transaction for property owned in Japan. Due to the terms of the leaseback, the transaction was treated as a financing. Accounting for this transaction required that the $50 million of proceeds be treated as an obligation of the Company until we vacated the property. The cash received from the buyer of $50 million was classified in financing activities on the statement of cash flows for 2004. The Company recognized the gain from the completion of this transaction in the fourth quarter of 2004.

5. OTHER INTANGIBLE ASSETS

NCR’s other intangible assets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from three to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	March 31, 2005		December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(12)	$14	$(12)
Intellectual Property	30	(9)	28	(7)

Total other intangible assets	$44	$(21)	$42	$(19)

The increase in the intellectual property since December 31, 2004 is primarily due to the purchase of intellectual property licenses from Siebel Systems, Inc. and Software Earnings, Inc. (SEI).

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

	For the year ended (estimated)
For the three months ended March 31, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
$2	$7	$6	$4	$4	$2

6. STOCK COMPENSATION PLANS

The NCR Management Stock Plan (the Plan) provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within three to four years of the grant date. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The Plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997.

On February 14, 2005, the Compensation Committee amended the Stock Option Agreement and Restricted Stock Agreement under the NCR Management Stock Plan. These amended agreements were used in connection with the Company’s 2005 annual long-term incentive awards granted by this committee under the NCR Management Stock Plan. The vesting periods under each of these agreements was extended from three equal annual installments to four equal annual installments.

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income (loss) and net income (loss) per diluted share for the three months ended March 31 would have been as follows:

In millions, except for per share data	Three Months Ended March 31
	2005	2004
Net income (loss)	$30	$(5)

Stock-based employee compensation expense included in reported net income (loss) (pre-tax)	1	1
Tax (benefit) expense of stock-based employee compensation included in reported net income (loss)	—	—

Subtotal: Add to net income (loss)	1	1

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	6	7
Tax (benefit) expense of stock-based employee compensation determined under fair value- based method for awards	(1)	1

Subtotal: Deduct from net income (loss)	5	8

Pro forma net income (loss)	$26	$(12)

Basic net income (loss) per share:
As reported:	$0.16	$(0.03)
Pro forma:	$0.14	$(0.06)
Diluted net income (loss) per share:
As reported:	$0.16	$(0.03)
Pro forma:	$0.14	$(0.06)

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

The pro forma net income (loss) and net income (loss) per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months ended March 31:

	Three Months Ended March 31
	2005	2004
Dividend yield	—	—
Risk-free interest rate	4.00%	2.95%
Expected volatility	36%	45%
Expected holding period (years)	5.5	5

During the first quarter of 2005, the Company evaluated the expected volatility assumption used to calculate the fair value of the 2005 employee stock option grant. Prior option grants have used historical volatility to estimate the expected volatility. In addition to historical volatility, the Company believes it is important to consider how future experiences may differ from the past. The expected volatility for 2005 incorporated a blend of both historical and implied volatility as management believes this is more representative of prospective trends. This change in estimate, which applied to the grant of management stock options during the first quarter of 2005, did not have a material impact on pro forma stock-based employee compensation expense during the current period.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding NCR’s adoption of SFAS 123R.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended March 31 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2005	2004	2005	2004	2005	2004
Net service cost	$11	$13	$12	$12	$23	$25
Interest cost	45	45	21	21	66	66
Expected return on plan assets	(56)	(51)	(33)	(34)	(89)	(85)
Settlement charge	—	—	—	—	—	—
Curtailment charge	—	—	—	—	—	—
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost	—	—	2	1	2	1
Actuarial loss	15	16	17	9	32	25

Net benefit cost	$15	$23	$19	$9	$34	$32

The net periodic benefit cost of the postretirement plan for the three months ended March 31 was:

In millions	Postretirement Benefits
	2005	2004
Net service cost	$—	$—
Interest cost	2	3
Expected return on plan assets	—	—
Settlement charge (credit)	—	—
Curtailment charge (credit)	—	—
Amortization of:
Transition asset	—	—
Prior service cost	(3)	(3)
Actuarial loss	2	1

Net benefit cost	$1	$1

Employer Contributions

Pension For the three months ended March 31, 2005, NCR contributed approximately $20 million to its international pension plans, and $2 million to its executive pension plan. NCR anticipates contributing an additional $104 million to its international pension plans and $6 million to its executive pension plan in 2005 for a total of $124 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2005.

Postretirement For the three months ended March 31, 2005, the Company made $6 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $19 million to its U.S. postretirement plan for a total of $25 million in 2005.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2005 cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter has decreased from the end of the fourth quarter of 2004 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The reserve was approximately $63 million as of March 31, 2005 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

AT&T and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above. AT&T is expected to merge with SBC Communications Corp. (SBC) later in 2005 or in 2006; NCR does not expect the AT&T and SBC merger, if it receives the requisite governmental approvals and is consummated, to have an impact on AT&T’s indemnification obligation to NCR.

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

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2005, the maximum future payment obligation of this guaranteed value was $8 million and an associated liability balance of $7 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at March 31, 2005. The Company has not recorded a liability in connection with these guarantees.

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

The following table identifies the activity relating to the warranty reserve:

In millions	Three Months Ended March 31
	2005	2004
Warranty reserve liability
Beginning balance at January 1	$21	$18
Accruals for warranties issued	10	10
Settlements (in cash or in kind)	(13)	(10)

Ending balance at March 31	$18	$18

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

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” potential common shares were excluded from the fully diluted shares and corresponding fully diluted earnings per share for the three months ended March 31, 2004, as the inclusion thereof would have been anti-dilutive because of the net loss in the period. As of March 31, 2004, fully diluted shares would have been 192.3 million shares.

Options to purchase an additional 3.4 million shares of common stock for the three months ended March 31, 2004, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

10. SEGMENT INFORMATION

In order to align the Company’s external reporting of its financial results with recent organizational changes in its Customer Services business, the Company has modified its segment reporting. Revenue and profitability associated with selling third-party hardware will now be presented within the Company’s Customer Services operating segment, instead of the “Other” operating segment. The remaining business activity which was previously reported in the Company’s “Other” operating segment relates to a small business in Japan, and will be combined with the Payment & Imaging business segment activity. This new operating segment will now be named “Payment & Imaging and Other.”

The Company will now report the following six segments:

•	Teradata Data Warehousing, which includes analytical database and software, hardware, and related services,

•	Financial Self Service, which comprises the company’s ATM business,

•	Retail Store Automation, including point-of-sale, self-checkout systems, and other self-service applications,

•	Customer Services, which now includes maintenance of ATMs, Retail systems, Payment and Imaging systems, as well as the maintenance of and sale of third-party products and services,

•	Systemedia, including business and printer consumables, paper rolls, and RFID labels, and

•	Payment & Imaging and Other, which include image and item processing, including software and hardware, as well as the results from a small business in Japan.

In the case of Payment & Imaging and Other it was determined that these two operating businesses may be aggregated in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Management concluded that aggregation was consistent with the objectives and basic principles of SFAS 131 due to similar economic characteristics; nature of products, services, and production processes; types of customers; methods used to distribute their products and services; and the nature of the regulatory environment.

The following table presents data for revenue and operating income (loss) by segment:

In millions	Three Months Ended March 31
	2005	2004
Revenue by Segment

Data Warehousing
Products	$195	$159
Professional and installation-related services	79	76

Total Data Warehousing solution	274	235
Data Warehousing support services	76	71

Total Data Warehousing revenue	350	306

Financial Self Service (ATMs)
Products	217	198
Professional and installation-related services	55	53

Total Financial Self Service revenue	272	251

Retail Store Automation
Products	122	115
Professional and installation-related services	53	50

Total Retail Store Automation revenue	175	165

Customer Services
Customer Service Maintenance:
Financial Self Service	148	138
Retail Store Automation	114	113
Payment & Imaging and Other	31	32
Third-Party Products and Exited Businesses	73	91

Total Customer Services Maintenance	366	374
Third-Party Product Sales	11	21
Professional and installation-related services	70	72

Total Customer Services revenue	447	467

Systemedia	114	114

Payment & Imaging and Other
Products	19	21
Professional and installation-related services	14	11

Total Payment & Imaging and Other	33	32

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(48)	(45)

Total Revenue	$1,343	$1,290

Operating Income (Loss) by Segment

Data Warehousing	$72	$49
Financial Self Service (ATMs)	25	17
Retail Store Automation	(3)	(8)
Customer Services	9	(19)
Systemedia	—	2
Payment & Imaging and Other	1	(4)

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(16)	(13)

Subtotal - Segment Operating Income	88	24

Pension Expense	(34)	(32)

Total Income (Loss) from Operations	$54	$(8)

2004 segment results reflect the Company’s new reporting structure.

11. SUBSEQUENT EVENT

At March 31, 2005, NCR held a 26% ownership in a company located in Germany. On April 5, 2005 the German company publicly disclosed that it had been contacted by a third party who offered to purchase all of its outstanding shares. In the same disclosure, the German company also announced its 2004 operating results and its 2005 projections. These events caused NCR to reassess our ability to recover the carrying amount of our equity investment which is accounted for under the Equity Method of Accounting for Investments in Common Stock (Accounting Principles Board No. 18). Based on our updated assessment, NCR determined the book value of the investment exceeded the fair market value and determined that it was unlikely that we could recover the carrying amount of our investment. As a result, we wrote-down the book value of our investment by $10 million to the estimated fair market value. As these events provided additional evidence with respect to conditions that existed at March 31, 2005, NCR adjusted the first quarter 2005 financial statements accordingly.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

The first quarter of 2005 was another strong quarter as we continued to generate revenue growth along with a significant increase in operating income. We continued to see demand in each of our core solution offerings during the quarter along with the realization of benefits from our actions to optimize our cost structure. These first quarter 2005 results are a solid start to meeting the majority of our key value drivers for the year. Our progress with respect to these key value drivers in the first quarter of 2005 was as follows:

•	Improving the profitability of our Customer Services operating segment – The structural changes being made in this business, as well as the increasing focus on maintenance of NCR-products, enabled operating income to improve to $9 million in the quarter, versus a $19 million operating loss in the first quarter of 2004. Operating profit was better than expected, as actions to reduce cost and expense offset continued pricing pressure and the remaining effects of declining revenue from maintenance of hardware NCR discontinued selling in the late 1990’s. The operational improvement was also aided by a reduction of the loss from selling third-party products.

•	Continuing to reduce spending to achieve optimum operating performance – Expense reduction initiatives resulted in a 2 percentage point decline in our expense ratio versus the first quarter of 2004. We expect to remain on track to meet our cost and expense reduction commitment by 2006 as described below.

•	Driving revenue growth in our key product segments – All of our product segments, consisting of our Teradata technology, ATMs and Retail Store Automation systems, experienced strong growth in the quarter. On a combined basis, revenue for these three businesses was up 10 percent versus the first quarter of 2004. First-quarter revenue growth on a combined basis included a year-over-year benefit of 3 percentage points from currency fluctuations.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also made progress this quarter on our key strategic initiatives. These initiatives and the actions we are taking are as follows:

1)	Delivering superior value propositions – We were encouraged by the first quarter revenue growth in Data Warehousing, Financial Self Service and Retail Store Automation segments. We believe the value propositions we provide are strong. We plan to continue to make investments in areas of research and development and other value added activities to further enhance our product offerings.

2)	Enhancing demand creation – We continue to make investments in the hiring of additional sales people to increase NCR’s market coverage. As these new sales associates become assimilated, we expect to see an increase in our overall sales opportunities. NCR was successful in the first quarter of 2005 in converting more opportunities into orders, but the timing of capital spending decisions by our customers has a large impact on this process.

3)	Improving profitability in Customer Services –We believe we can be more competitive in the marketplace by concentrating on servicing NCR products rather than on incremental services form third-party products. By proactively designing products for improved reliability and more efficient serviceability, the number of incidents and time spent on service incidents will be reduced. This will help us achieve a lower cost structure.

4)	Optimizing our cost structure – To improve our competitive position in the market place, we continue to optimize our cost and expense structure. We have completed the actions necessary to deliver $250 million of annualized cost savings in 2005, using 2002 results as a starting point. We also expect to deliver an additional $100 million of cost savings through 2006.

The actions we are taking in these areas are to position NCR for long-term success. The results of these initiatives should be seen in both the short and long-term. We expect to continue with these initiatives throughout 2005, as we position the Company for growth and profitability.

Results of Operations for Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

In millions	2005	2004
Consolidated revenue	$1,343	$1,290

Consolidated gross margin	$371	$322
Consolidated operating expenses:
Selling, general and administrative expenses	258	273
Research and development expenses	59	57

Consolidated income (loss) from operations	$54	$(8)

Revenue for the three months ended March 31, 2005 was $1,343 million, an increase of 4% from the first quarter of 2004. The increase was led by strong revenue growth in our Data Warehousing, Financial Self Service (ATMs) and Retail Store Automation segments which collectively grew revenue 10%. The current period revenue increase included a 2 percentage point favorable impact from foreign currency fluctuations.

Income from operations during the three months ended March 31, 2005 grew to $54 million, as we continue to leverage our cost and expense reductions against increases in revenue in Data Warehousing, Financial Self Service and Retail Store Automation. The Company is also beginning to see the benefits from structural changes made across the Company, particularly in Customer Services. The results for the first quarter of 2005 include the benefit of a $6.5 million reduction of accruals made in previous periods for purchased goods and services. The reversal resulted in a reduction of operating expenses of $2.7 million and a reduction of cost of products and services of $3.8 million. The over-accrual was primarily due to the incorrect acknowledgement of goods and services received. The Company has taken actions, such as increased user training and enhanced monitoring controls, to mitigate the potential for replicating this matter. The benefit did not have a significant impact on any of our reported segments.

Gross Margin

Gross margin as a percentage of revenue for the three months ended March 31, 2005 increased to 27.6% from 25.0% in the first quarter of 2004. Both product and service margins increased in the year-over-year comparison. The higher margins were driven mainly by our Data Warehousing and Customer Services businesses. Services overall improved 4 percentage points compared to the same time period in 2004.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $317 million for the first quarter of 2005 compared to $330 million during the same period of 2004. As a percentage of revenue, total operating expenses improved to 23.6% in the first quarter of 2005 from 25.6% for the same period of 2004. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months ended March 31, 2005 and 2004 were impacted by certain employee benefit plans as shown below:

In millions	Three Months Ended March 31
	2005	2004
Pension expense	$34	$32
Postemployment expense	23	21
Postretirement expense	1	1

Net expense	$58	$54

During the three months ended March 31, 2005, NCR incurred $34 million of pension expense compared to $32 million in the first quarter of 2004. The increase was due primarily to reductions in the discount rates used for both the U.S. and international plans. We expect pension expense of approximately $153 million to $158 million in 2005 which includes an estimate of $18 million related to an early retirement program described in more detail below in the Restructuring and Re-Engineering section of the MD&A.

Postemployment plan expense during the first three months of 2005 increased to $23 million from $21 million during the same time period in 2004. The increase was driven primarily by the increase in expected involuntary turnover attributable to restructuring our Customer Service workforce. Postretirement plan expense of $1 million during the first quarter of 2005 was essentially the same as the same period during 2004.

Results of Operations by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments are comprised of hardware, software, and professional and installation-related services.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income/loss for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 10 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 14% during the first quarter of 2005 to $350 million. We continue to be successful in increasing the size of this business due to the strong value propositions our Data Warehousing solutions provide. Foreign currency fluctuations provided a 3 percentage point benefit to current period revenue. Operating income increased 47% to $72 million in the first three months of 2005 from $49 million in the first quarter of 2004. The improvement in operating income was due primarily to higher volume, increased profitability from support services and the positive effect of currency fluctuations.

Financial Self Service: Financial Self Service revenue grew 8% to $272 million in the first quarter of 2005 from $251 million for the same period in 2004. Foreign currency fluctuations provided a 3 percentage point benefit to revenue in the first quarter of 2005.

We continue to benefit from an upgrade cycle due to regulatory changes. In the first quarter of 2005, operating income improved to $25 million from $17 million for the same period of 2004. The increase in operating income was driven by the volume increases mentioned above, cost and expense reductions, and a favorable mix of products sold.

Retail Store Automation: Retail Store Automation revenue rose 6% to $175 million from $165 million in the first three months of 2005 as compared to the same period for 2004. Foreign currency fluctuations provided a 2 percentage point benefit to first quarter 2005 revenue. Retailers continued to refresh aging POS systems in the first quarter along with continued expansion of self-checkout systems and the installation of self-service kiosks in the retail and travel industries. Operating loss decreased $5 million to $3 million in the first quarter of 2005. The year-over-year decrease in the operating loss was largely due to cost and expense reductions, increased revenue, and improved mix of products sold.

Customer Services: As anticipated and planned, Customer Services revenue decreased 4% to $447 million in the first quarter of 2005 compared to the same period in 2004. Foreign currency fluctuations provided a 2 percentage point benefit to first quarter 2005 revenue. Revenues are down as we continue to reduce our focus on third-party maintenance business. Partially offsetting this decline was 4% growth in maintenance revenue of NCR-branded products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve to $9 million in the quarter, versus a $19 million operating loss in the first quarter of 2004.

Systemedia: Revenue for Systemedia was flat during the first quarter of 2005 as compared to the same period for 2004. Foreign currency fluctuations provided a benefit of 2 percentage points in revenues in the first quarter of 2005. Operating income was break-even for the quarter compared to $2 million in the first quarter of 2004. This business continues to see heavy competition for traditional media products which affects both operating margins and volumes.

Payment & Imaging and Other: Revenue for this segment increased to $33 million in the three months ended March 31, 2005, from $32 million during the same period for 2004. Foreign currency fluctuations provided a 1 percentage point benefit to revenue in the first quarter of 2005. Operating income was $1 million in the quarter compared to a loss of $4 million in the same period in 2004. Operating income improvement was mainly driven by continued cost and expense reductions.

Revenue by Region

The Americas region comprised 51% of our total revenue in the first quarter of 2005, while the EMEA region comprised 32%, Asia/Pacific region comprised 9%, and Japan comprised 8%.

Regional revenue for the three months ended March 31, 2005, compared to the same period for 2004 increased 8% in the Americas, decreased 1% in EMEA, increased 14% in Japan and declined 9% in Asia/Pacific. Changes in foreign currency rates provided a 1 percentage point benefit in the Americas, a 4 percentage point benefit in EMEA, a 4 percentage point benefit in Japan, and a 3 percentage point benefit in Asia/Pacific to first quarter 2005 revenues. The revenue growth in the Americas region was due to higher revenues in Data Warehousing, Financial Self Service and Retail Store Automation. In our EMEA region we experienced growth beyond currency fluctuations in Retail Store Automation and Financial Self Service. In Japan, strong revenue growth from Data Warehousing more than offset the decline from Customer Services. Finally, in our Asia/Pacific region, revenue declined as a number of our businesses experienced declining revenue.

Interest and Other Expense

Interest expense increased slightly to $6 million for the quarter ended March 31, 2005, as compared to $5 million in the first quarter of 2004.

Other expense, net, for the first quarter of 2005 was $8 million compared to $7 million of income for the first quarter of 2004. The first quarter included $10 million from the write-down of an equity investment in Germany, described in Note 11 of Notes to Condensed Consolidated Financial Statements. Other income in 2004 included $4 million of gains from the sale of real estate.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates. At an estimated effective tax rate of 25% for 2005 versus 27% for 2004, the first quarter income tax was $10 million in 2005 compared to a $1 million benefit in the first quarter of 2004. Our effective tax rate for the first quarter of 2005 compared to the first quarter of 2004 has decreased due to higher profitability in certain foreign jurisdictions with tax carryforward losses. The tax rate for the remainder of 2005 should continue at 25%.

NCR anticipates settling tax audits in the next twelve months. While NCR believes that it is appropriately reserved for any outstanding issues of these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

Restructuring and Re-Engineering

During the first quarter of 2005, we continued with our re-engineering plans announced in 2002 to drive operational efficiency throughout our organization. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary cost and expenses from our business to stay on track with our goal of delivering $350 million of annualized cost savings through 2006, using 2002 as a starting point. We remain on track and expect to have over 90% of all revenue-generating countries around the world on ERP by mid-2005. The transition of many of NCR’s key transaction processing activities to Accenture continued in the first quarter of 2005. We expect to complete the transition of most of these activities in 2005. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. Another element of the re-engineering is our real estate consolidation and restructuring plan. We will continue to examine our portfolio of owned and leased properties during the coming periods in order to lower our overall facility costs.

While we have many ongoing projects relating to our re-engineering plans, maintaining a strong level of internal control effectiveness is critical to our business. Ongoing business process initiatives, such as the movement towards global processes, the continued implementation of an ERP system, and the transition of key transaction processing activities and functions to Accenture, add to the task of ensuring an effective control structure. NCR’s management is focused on mitigating the risks involving these changes through constant oversight, conscientious design, and regular review of our internal control structure as we proceed with these initiatives.

New initiatives: To further improve profitability in Customer Services, NCR has offered an early retirement program to qualified Customer Service engineers in the United States. Depending on the level of participation, the Company anticipates a non-cash increase in pension expense during the second quarter of 2005. Assuming an estimated 80% participation rate, this $18 million increase in pension expense should result in annual cost savings of $7 million to $8 million beginning in 2006.

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

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

In millions	Three Months Ended March 31
	2005	2004
Net cash provided by operating activities	$11	$9
Less: Net expenditures and proceeds for service parts	(18)	(17)
Less: Expenditures for property, plant and equipment	(16)	(11)
Less: Additions to capitalized software	(16)	(17)

Free cash flow used	$(39)	$(36)

For the first quarter of 2005, cash provided by operating activities increased by $2 million, while capital expenditures increased by $5 million, resulting in a net decrease in free cash flow of $3 million compared to the first quarter of 2004. While cash from operating activities benefited by an increase in net income of $35 million, this improvement was largely offset by an increase in incentive compensation payments (which are typically made in the first quarter of the year and relate to prior year operating performance) and slower receivables collections compared to the prior year period. The increase in capital expenditures of $5 million was due to a lower than normal level of expenditures for property, plant and equipment in the prior year period.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. During the first quarter of 2005, we repurchased $120 million of our common stock under our share purchase programs authorized by the Board of Directors (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Partially offsetting this cash outflow was $60 million of cash proceeds from employee stock plan activities.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2004. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Our cash, cash equivalents and short-term investments totaled $655 million as of March 31, 2005. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry such as: International Business Machines, Inc., Oracle Corporation, Diebold, Inc., Wincor Nixdorf GmbH & Co., Getronics NV, Fujitsu, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets such as entry-level ATMs, payment and imaging, and business consumables and media products.

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

Cost/Expense Reductions We are actively working to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the efficiencies of our operations. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and optimize the efficiency of our customer services resources, among other things. If we do not successfully complete our cost reduction initiatives, our results of operation or financial condition could be adversely affected.

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

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in the operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as risk-free rate and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in our compensation plans, tax rate, or an unusually high amount of expirations of stock options.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the first quarter of 2005, the percentage of revenues from outside of the United States was 56%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Employees Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. Our current re-engineering efforts and the recent departure of the Company’s Chief Executive Officer may adversely impact our workforce. If we are not able to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide ERP system and transition our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004 (as set forth in “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2004), due to its inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions, or a deterioration of the degree of compliance with established policies and procedures.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 8 of Notes to Condensed Consolidated Financial Statements, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter which represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2004 Form 10-K and determined that no changes, additions, or deletions are needed to the policies as disclosed. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements adopted in the first quarter of 2005.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the first quarter of 2005 as compared to the first quarter of 2004 based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on first quarter 2005 revenue versus first quarter 2004 revenue. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of March 31, 2005 and 2004, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $18 million and $14 million in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $18 million and $14 million in the fair value of the hedge portfolio as of March 31, 2005 and 2004, respectively.

The interest rate risk associated with our borrowing and investing activities at March 31, 2005 was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At March 31, 2005 and 2004, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the first quarter of 2005, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

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

In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing. In the first quarter of 2005, these improvements were made in a number of areas throughout the Company, including improved monitoring controls, management reporting, employee training, and information technology controls. We do not believe that any of these changes had a material impact, or reasonably are likely to have a material impact on, our internal control over financial reporting when considered individually; however, when viewed in the aggregate, these changes could be considered material.

Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated in this Item 1 by reference and made part hereof.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the first quarter of 2005, the Company purchased 3.3 million shares of its common stock at an average price per share of $36.93 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $185 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the first quarter of 2005, the total of these purchases were 8,696 shares at an average price of $37.21 per share.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
January 1 through January 31, 2005	200,000	$34.29	200,000	—
February 1 through February 28, 2005	2,925,000	$37.03	1,050,000	1,875,000
March 1 through March 31, 2005	125,000	$38.72	125,000	—

First quarter total	3,250,000	$36.93	1,375,000	1,875,000

In addition, subsequent to the blackout period, from May 2, 2005 through May 5, 2005, the Company repurchased approximately 774 thousand shares for approximately $26 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2005. NCR’s Annual Meeting of Stockholders was held on April 27, 2005. At the Annual Meeting, stockholders voted on three matters: a proposal to elect Mark P. Frissora, C.K. Prahalad, and William S. Stavropoulos as Class C directors, a proposal to approve the appointment of

PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005, and a stockholder proposal regarding the elimination of domestic partner benefits for executives. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class C Directors:

Mark P. Frissora	For: 150,609,973	Withhold: 4,904,967
C. K. Prahalad	For: 150,670,972	Withhold: 4,843,968
William S. Stavropoulos	For: 149,512,877	Withhold: 6,002,064

2.	Approve appointment of PricewaterhouseCoopers LLP as independent auditors for 2005.

For:	146,747,878
Against:	4,721,290
Abstain:	4,045,768

3.	Stockholder proposal regarding the elimination of domestic partner benefits for executives.

For:	5,094,640
Against:	116,579,497
Abstain:	15,854,642

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on April 27, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 2, 2005.

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Letter agreement dated March 29, 2005 by and between NCR Corporation and Mark Hurd (Exhibit 10.1 to the Current Report on Form 8-K dated March 31, 2005.)

10.2	NCR Director Compensation Program, dated April 27, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 2, 2005).

10.3	Form of Director Option Grant Statement under the NCR Management Stock Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 2, 2005).

10.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan (for non-annual grants) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 2, 2005).

31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2005.

31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2005.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2005.

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

NCR CORPORATION

Date: May 6, 2005	By:	/s/ Peter J. Bocian
Peter J. Bocian
Senior Vice President and Chief Financial Officer