Form 10-Q
period 2005-06-30
NCR CORP
filed 2005-08-05
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of common stock, $0.01 par value per share, outstanding as of July 29, 2005, was approximately 185.8 million.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Product revenue	$762	$761	$1,440	$1,389
Service revenue	708	691	1,373	1,353

Total revenue	1,470	1,452	2,813	2,742

Cost of products	495	478	933	888
Cost of services	579	581	1,113	1,139
Selling, general and administrative expenses	265	281	523	554
Research and development expenses	58	59	117	116

Total operating expenses	1,397	1,399	2,686	2,697

Income from operations	73	53	127	45

Interest expense	6	6	12	11
Other income, net	(12)	(4)	(4)	(11)

Income before income taxes	79	51	119	45

Income tax benefit	(48)	(71)	(38)	(72)

Net income	$127	$122	$157	$117

Net income per common share
Basic	$0.68	$0.65	$0.84	$0.62

Diluted	$0.67	$0.63	$0.82	$0.61

Weighted average common shares outstanding
Basic	186.2	188.3	186.3	188.7
Diluted	190.3	192.3	190.8	192.3

See Notes to Condensed Consolidated Financial Statements.

Per share amounts reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	June 30 2005	December 31 2004
Assets
Current assets
Cash, cash equivalents and short-term investments	$724	$750
Accounts receivable, net	1,184	1,304
Inventories, net	369	355
Other current assets	232	224

Total current assets	2,509	2,633

Reworkable service parts and rental equipment, net	224	224
Property, plant and equipment, net	408	446
Goodwill	124	124
Prepaid pension cost	1,346	1,446
Deferred income taxes	409	372
Other assets	298	309

Total assets	$5,318	$5,554

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$2
Accounts payable	434	492
Payroll and benefits liabilities	230	328
Deferred service revenue and customer deposits	449	407
Other current liabilities	438	495

Total current liabilities	1,553	1,724

Long-term debt	306	307
Pension and indemnity plan liabilities	491	517
Postretirement and postemployment benefits liabilities	245	244
Income taxes	461	492
Other liabilities	156	166
Minority interests	14	18

Total liabilities	3,226	3,468

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 185.8 and 186.6 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2	2
Paid-in capital	917	1,030
Retained earnings	1,146	989
Accumulated other comprehensive income	27	65

Total stockholders’ equity	2,092	2,086

Total liabilities and stockholders’ equity	$5,318	$5,554

See Notes to Condensed Consolidated Financial Statements.

2004 shares issued reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Six Months Ended June 30
	2005	2004
Operating activities

Net income	$157	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	136
Deferred income taxes	—	4
Income tax settlement (Note 6)	(64)	(85)
Other adjustments to income, net	1	(1)
Changes in assets and liabilities:
Receivables	125	35
Inventories	(14)	(75)
Current payables	(142)	(74)
Deferred service revenue and customer deposits	42	65
Employee severance and pension	38	7
Other assets and liabilities	(63)	(39)

Net cash provided by operating activities	206	90

Investing activities

Purchases of short-term investments	—	(15)
Proceeds from sales and maturities of short-term investments	—	15
Net expenditures and proceeds for reworkable service parts	(43)	(39)
Expenditures for property, plant and equipment	(32)	(33)
Proceeds from sales of property, plant and equipment	7	7
Additions to capitalized software	(37)	(40)
Other investing activities, net	2	(17)

Net cash used in investing activities	(103)	(122)

Financing activities

Purchases of Company common stock	(218)	(182)
Short-term borrowings, net	—	1
Cash received from real estate transaction	—	50
Proceeds from employee stock plans	102	108
Other financing activities, net	—	1

Net cash used in financing activities	(116)	(22)

Effect of exchange rate changes on cash and cash equivalents	(13)	(2)

Decrease in cash and cash equivalents	(26)	(56)
Cash and cash equivalents at beginning of period	750	639

Cash and cash equivalents at end of period	$724	$583

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

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company held $50 million of auction rate securities at June 30, 2004 and at December 31, 2003, but had no such holdings at June 30, 2005 and at December 31, 2004. Accordingly, the classification in the June 30, 2004 Condensed Consolidated Statement of Cash Flows has been revised to report proceeds from sales of short-term investments of $15 million and purchases of short-term investments of $15 million in separate line items as investing activities rather than as cash and cash equivalents. Also in the June 30, 2004 Condensed Consolidated Statement of Cash Flows, the beginning and ending balance of cash and cash equivalents were reduced by $50 million to reflect this change in classification. This change in classification does not affect previously reported cash flows from operations or from financing activities, or our previously reported Condensed Consolidated Statements of Operations.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
In millions	2005	2004	2005	2004
Comprehensive Income

Net income	$127	$122	$157	$117
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	—	1	(1)	2
Unrealized gain on derivatives	13	2	19	8
Additional minimum pension liability	—	—	—	—
Currency translation adjustments	(45)	(4)	(56)	10

Total comprehensive income	$95	$121	$119	$137

In millions	June 30 2005	December 31 2004
Inventories
Work in process and raw materials	$95	$97
Finished goods	274	258

Total inventories, net	$369	$355

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation

S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim reporting period for the registrant’s first fiscal year beginning on or after June 15, 2005. The Company plans to adopt SFAS 123R beginning in 2006. The Company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. While the expense impact cannot be precisely estimated at this time, the Company believes its stock compensation expense for 2006 to be in the range of 9 to 10 cents per share after tax.

FASB Staff Position No. FAS 143-1 In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). The Directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the Directive by individual EU governments was August 13, 2004 (such legislation, together with the Directive, the “WEEE Legislation”), although extensions were granted in some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. The provisions of FSP 143-1 are effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The Company is in the process of evaluating the expected effect of FSP 143-1 on its Consolidated Financial Statements.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

For the six months ended June 30, 2005, the Company recognized $12 million of after-tax gains from the disposal of real estate that was previously classified as held for sale. The net book value of the properties was $10 million. For the sale of one of these properties, the Company received proceeds of $5 million in cash at the closing and a note receivable for the balance. The upfront cash payment is reflected in the Condensed Consolidated Statements of Cash Flows under investing activities. The balance of $20 million is payable in equal annual installments plus interest over the next four years.

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

5. OTHER INTANGIBLE ASSETS

NCR’s other intangible assets, reported under Other Assets in the Condensed Consolidated Balance Sheets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from two to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	June 30, 2005		December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(13)	$14	$(12)
Intellectual Property	36	(9)	28	(7)

Total other intangible assets	$50	$(22)	$42	$(19)

The increase in the intellectual property since December 31, 2004 is primarily due to the purchase of intellectual property licenses from various vendors.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

	For the year ended (estimated)
For the six months ended June 30, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
$3	$8	$8	$6	$5	$3

6. INCOME TAXES

During the second quarter of 2005, the Company’s results included a non-cash benefit of $64 million related to the successful resolution of prior-year tax audits. The impact of this entry to the balance sheet was to decrease long-term tax liabilities by $28 million and to increase net deferred tax assets by $36 million. Also, the $64 million benefit is shown on the statement of cash flows as a reconciling item between net income and cash provided by operating activities. The $64 million benefit resulted in an overall tax rate for the second quarter of -61% and the first six months of -32%, compared to the estimated full-year 2005 effective rate of 22% (excluding the rate impact of the $64 million benefit). The estimated full-year effective tax rate had decreased from 25% to 22% in the second quarter primarily due to legal entity restructuring initiated in the quarter.

During the second quarter of 2004, NCR had tax accrual reversals totaling $85 million, which were recorded as income tax benefits, due to the settlement of tax audits for the period in which NCR was a subsidiary of AT&T Corp. (AT&T). These accruals were created during the early to mid-1990s for identified tax matters and remained on NCR’s balance sheet after the spin-off. AT&T closed these audits with the United States Internal Revenue Service. The result of this entry on the balance sheet was to decrease long-term liabilities by $85 million. Also, the $85 million is shown on the statement of cash flows as a reconciling item between net income and cash provided by operating activities.

7. STOCK COMPENSATION PLANS

The NCR Management Stock Plan (the Plan) provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and generally vest within three to four years of the grant date. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation and Human Resource Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The Plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997.

On February 14, 2005, the Compensation and Human Resource Committee amended the standard forms of the Stock Option Agreement and Restricted Stock Agreement used in connection with the Company’s 2005 annual long-term incentive awards granted by this committee under the NCR Management Stock Plan. The vesting periods under each of these agreements was extended from three equal annual installments to four equal annual installments.

At its meeting on April 26, 2005, the Compensation and Human Resource Committee approved the standard form of the Company’s Restricted Stock Agreement to be used in connection with awards for retention, promotion and other special circumstances. Under this agreement, the restricted stock award will vest in full at the end of a three-year period if the recipient is still employed by NCR.

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income and net income per diluted share for the three months and six months ended June 30 would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except for per share data	2005	2004	2005	2004
Net income	$127	$122	$157	$117

Stock-based employee compensation expense included in reported net income (pre-tax)	1	2	2	3
Tax benefit of stock-based employee compensation included in reported net income	—	(1)	—	(1)

Subtotal: Add to net income	1	1	2	2

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	6	9	12	16
Tax (benefit) expense of stock-based employee compensation determined under fair value- based method for awards	(1)	3	(2)	4

Subtotal: Deduct from net income	5	12	10	20

Pro forma net income	$123	$111	$149	$99

Basic net income per share:
As reported:	$0.68	$0.65	$0.84	$0.62
Pro forma:	$0.66	$0.59	$0.80	$0.52
Diluted net income per share:
As reported:	$0.67	$0.63	$0.82	$0.61
Pro forma:	$0.65	$0.58	$0.78	$0.51

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per diluted share in future years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors That May Affect Future Results” section, included in this Form 10-Q for a further discussion of stock compensation accounting and its effect on NCR.

The pro forma net income and net income per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	3.91%	3.72%	4.00%	2.99%
Expected volatility	36%	45%	36%	45%
Expected holding period (years)	5.5	5	5.5	5

During the first quarter of 2005, the Company evaluated the expected volatility assumption used to calculate the fair value of the 2005 employee stock option grant. Prior option grants have used historical volatility to estimate the expected volatility. In addition to historical volatility, the Company believes it is important to consider how future experiences may differ from the past. The expected volatility for 2005 incorporated a blend of both historical and implied volatility as management believes this is more representative of prospective trends. This change in estimate applied to the 2005 grant of management stock options. This change did not have a material impact on the 2005 pro forma stock-based employee compensation expense.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding NCR’s adoption of SFAS 123R.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Net service cost	$12	$13	$11	$11	$23	$24
Interest cost	44	45	22	21	66	66
Expected return on plan assets	(56)	(51)	(33)	(33)	(89)	(84)
Settlement charge	—	—	—	—	—	—
Curtailment charge	—	1	—	—	—	1
Special Termination Benefit	19	—	—	—	19	—
Amortization of:
Transition asset	(1)	—	—	—	(1)	—
Prior service cost	—	—	1	1	1	1
Actuarial loss	15	15	18	9	33	24

Net benefit cost	$33	$23	$19	$9	$52	$32

Components of net periodic benefit expense for the six months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Net service cost	$23	$26	$23	$22	$46	$48
Interest cost	89	90	43	42	132	132
Expected return on plan assets	(112)	(102)	(66)	(66)	(178)	(168)
Settlement charge	—	—	—	—	—	—
Curtailment charge	—	1	—	—	—	1
Special Termination Benefit	19	—	—	—	19	—
Amortization of:
Transition asset	(1)	(1)	—	—	(1)	(1)
Prior service cost	—	—	3	2	3	2
Actuarial loss	30	31	35	19	65	50

Net benefit cost	$48	$45	$38	$19	$86	$64

The net periodic benefit cost of the postretirement plan for the three months and six months ended June 30 were:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2005	2004	2005	2004
Net service cost	$—	$—	$—	$—
Interest cost	2	2	4	5
Expected return on plan assets	—	—	—	—
Curtailment charge (credit)	—	—	—	—
Amortization of:
Prior service cost (benefit)	(3)	(3)	(6)	(6)
Actuarial loss	1	1	3	2

Net benefit cost	$—	$—	$1	$1

Employer Contributions

Pension For the three months ended June 30, 2005, NCR contributed approximately $23 million to its international pension plans, and $2 million to its executive pension plan. For the six months ended June 30, 2005, NCR contributed approximately $43 million to its international pension plans, and $4 million to its executive pension plan. NCR anticipates contributing an additional $81 million to its international pension plans and $4 million to its executive pension plan in 2005 for a total of $124 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2005.

As previously announced in the first quarter of 2005, to further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of elections made, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million.

Postretirement For the three months ended June 30, 2005, the Company made $5 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2005, the Company made $11 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $14 million to its U.S. postretirement plan for a total of $25 million in 2005.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by U.S. GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2005 cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter has decreased by $5 million from the end of the fourth quarter of 2004 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The reserve was approximately $62 million as of June 30, 2005 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

There are other estimates for each of these factors which are significantly higher than the estimates described above. NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range of such estimates. Given the progress of the remedial design work being conducted by NCR and G-P (see above), it is possible there could be some changes to the accrual within the next year, although that is difficult to predict.

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, NCR’s liability for this matter is limited in 2005. In December 2001, NCR and API entered into an interim settlement with the Governments that limits NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year will be rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments have agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments are being shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve. Six and a half million of the amounts paid under the interim settlement will be used to fund part of the design work NCR and G-P are performing under the AOC discussed above. The interim settlement will expire in December 2005.

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

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2005, the maximum future payment obligation of this guaranteed value and the associated liability balance was $6 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at June 30, 2005. The Company has not recorded a liability in connection with these guarantees since the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

	Six Months Ended June 30
In millions	2005	2004
Warranty reserve liability
Beginning balance at January 1	$21	$18
Accruals for warranties issued	20	23
Settlements (in cash or in kind)	(23)	(20)

Ending balance at June 30	$18	$21

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

Also, all share and per share amounts reflect a two-for-one stock split effective on January 21, 2005.

11. SEGMENT INFORMATION

In order to align the Company’s external reporting of its financial results with organizational changes in its Customer Services business, beginning in the first quarter of 2005, the Company modified its segment reporting. Revenue and profitability associated with selling third-party hardware is now presented within the Company’s Customer Services operating segment, instead of the “Other” operating segment. The remaining business activity which was previously reported in the Company’s “Other” operating segment relates to a small business in Japan, and is now combined with the Payment & Imaging business activity. This new operating segment is now named “Payment & Imaging and Other.”

The Company now reports the following six segments:

•	Teradata Data Warehousing; includes analytical database and software, hardware, and related services,

•	Financial Self Service; comprises the company’s ATM business,

•	Retail Store Automation; includes point-of-sale, self-checkout systems, and other self-service applications,

•	Customer Services; includes maintenance of ATMs, Retail systems, Payment and Imaging systems, as well as the maintenance of and sale of third-party products and services,

•	Systemedia; business and printer consumables, paper rolls, and RFID labels, and

•	Payment & Imaging and Other; includes image and item processing, including software and hardware, as well as the results from a small business in Japan.

In the case of Payment & Imaging and Other it was determined that these two operating businesses could be aggregated in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Management concluded that aggregation was consistent with the objectives and basic principles of SFAS 131 due to similar economic characteristics; nature of products and services; types of customers; methods used to distribute their products and services; and the nature of the regulatory environment.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2005	2004	2005	2004
Revenue by Segment

Data Warehousing
Products	$183	$179	$378	$338
Professional and installation-related services	99	81	178	157

Total Data Warehousing solution	282	260	556	495
Data Warehousing support services	79	71	155	142

Total Data Warehousing revenue	361	331	711	637

Financial Self Service (ATMs)
Products	258	262	475	460
Professional and installation-related services	65	68	120	121

Total Financial Self Service revenue	323	330	595	581

Retail Store Automation
Products	158	156	280	271
Professional and installation-related services	53	56	106	106

Total Retail Store Automation revenue	211	212	386	377

Customer Services
Customer Service Maintenance:
Financial Self Service	153	139	301	277
Retail Store Automation	117	116	231	229
Payment & Imaging and Other	33	32	64	64
Third-Party Products and Exited Businesses	70	82	143	173

Total Customer Services Maintenance	373	369	739	743
Third-Party Product Sales	14	21	25	42
Professional and installation-related services	69	84	139	156

Total Customer Services revenue	456	474	903	941

Systemedia	122	117	236	231

Payment & Imaging and Other
Products	27	26	46	47
Professional and installation-related services	14	16	28	27

Total Payment & Imaging and Other	41	42	74	74

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(44)	(54)	(92)	(99)

Total Revenue	$1,470	$1,452	$2,813	$2,742

Operating Income (Loss) by Segment

Data Warehousing	$76	$60	$148	$109
Financial Self Service (ATMs)	43	54	68	71
Retail Store Automation	6	5	3	(3)
Customer Services	8	(22)	17	(41)
Systemedia	(1)	1	(1)	3
Payment & Imaging and Other	6	4	7	—

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(13)	(17)	(29)	(30)

Subtotal - Segment Operating Income	125	85	213	109

Pension Expense	(52)	(32)	(86)	(64)

Total Income from Operations	$73	$53	$127	$45

2004 segment results reflect the Company’s new reporting structure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

During the second quarter of 2005 we continued to generate year-over-year operating income improvement. Highlights in the quarter included higher than expected revenue growth and profitability in our Data Warehousing business and continued improvement in our Customer Services business. Our progress with respect to our key value drivers in the second quarter of 2005 was as follows:

•	Driving revenue growth in our key product segments – Our product segments, consisting of our Teradata Data Warehousing, Financial Self Service ATMs and Retail Store Automation systems, experienced revenue growth on a combined basis versus the second quarter of 2004. However, the increase was due to the strong performance in Data Warehousing and benefit from foreign exchange which offset the constant currency decline in the Financial Self Service segment.

•	Improving the profitability of our Customer Services operating segment – The structural changes being made in this business, as well as the increasing focus on maintenance of NCR-products, enabled operating income to improve to $8 million in the quarter, versus a $22 million operating loss in the second quarter of 2004 which included increased severance cost related to actions to improve profitability along with the settlement of an agreement with a services partner relating to an agreement entered into in 2002. Operating profit was higher, as actions to reduce cost and expense offset continued pricing pressure and the remaining effects of declining revenue from maintenance of hardware NCR discontinued selling in the late 1990’s. The operational improvement was also aided by a reduction of the loss from selling third-party products.

•	Continuing to reduce spending to achieve optimum operating performance – Expense reduction initiatives resulted in a 1.4 percentage point decline in our expense ratio versus the second quarter of 2004. We expect to remain on track to meet our cost and expense reduction commitment by 2006 as described below.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also made progress this quarter on our key strategic initiatives. These initiatives and the actions we are taking are as follows:

1)	Delivering superior value propositions – We believe the value propositions we provide are strong. We plan to continue to make investments in areas of research and development and other value-added activities to further enhance our product offerings in our key product segments.

2)	Enhancing demand creation – We continue to optimize our investments in demand creation to increase NCR’s market coverage in areas with the greatest potential for revenue expansion. As these new sales associates become assimilated, we expect to see an increase in our overall sales opportunities. However, NCR’s success in converting these opportunities to orders depends largely on the capital spending decisions by our customers.

3)	Improving profitability in Customer Services –We believe we can be more competitive in the marketplace by concentrating on servicing NCR products rather than on incremental services from third-party products. By proactively designing products for improved reliability and more efficient serviceability, the number of incidents and time spent on service incidents will be reduced. This will help us achieve a lower cost structure.

4)	Optimizing our cost and expense structure – To improve our competitive position in the market place and offset the negative effect of price erosion, we continue to optimize our cost and expense structure. We have completed the actions necessary to deliver $250 million of annualized cost savings in 2005, using 2002 results as a starting point. We also expect to deliver an additional $100 million of cost savings through 2006.

We are taking all of these actions to position NCR for long-term success, results of which should be seen in NCR’s short and long-term financial results. We expect to continue with these initiatives throughout 2005, as we position the Company for growth and profitability.

Results of Operations for Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

In millions	2005	2004
Consolidated revenue	$1,470	$1,452

Consolidated gross margin	$396	$393
Consolidated operating expenses:
Selling, general and administrative expenses	265	281
Research and development expenses	58	59

Consolidated income from operations	$73	$53

Revenue for the three months ended June 30, 2005 was $1,470 million, an increase of 1% from the second quarter of 2004. The increase was led by 9% revenue growth in our Data Warehousing Segment which offset the decline in Financial Self Service. The revenue increase included a 2 percentage point favorable impact from foreign currency fluctuations. Income from operations during the three months ended June 30, 2005 grew to $73 million, as favorable revenue growth and mix continue to leverage our cost and expense reductions. The Company is also continuing to see the benefits from structural changes made across the Company, particularly in Customer Services.

Gross Margin

Gross margin as a percentage of revenue for the three months ended June 30, 2005 decreased to 26.9% from 27.1% in the second quarter of 2004. Gross margin for the second quarter of 2005 included $19 million of incremental pension expense for the early-retirement program. Services margin improved 2 percentage points driven mainly by operational improvement in our Customer Services business.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $323 million for the second quarter of 2005 compared to $340 million during the same period of 2004. As a percentage of revenue, total operating expenses improved to 22.0% in the second quarter of 2005 from 23.4% for the same period of 2004. The improvement versus the prior year is the result of our continued efforts to improve our infrastructure expense, curtail our discretionary spending, and improve our leverage on our variable expenses while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months ended June 30, 2005 and 2004 were impacted by certain employee benefit plans as shown below:

	Three Months Ended June 30
In millions	2005	2004
Pension expense	$52	$32
Postemployment expense	24	31
Postretirement expense	—	—

Net expense	$76	$63

During the three months ended June 30, 2005, NCR incurred $52 million of pension expense compared to $32 million in the second quarter of 2004. The increase was due primarily to $19 million of non-cash special termination benefits related to the early retirement program described in more detail below in the Restructuring and Re-Engineering section of the MD&A.

Postemployment plan expense during the second three months of 2005 decreased to $24 million from $31 million during the same time period in 2004. The decrease was driven primarily by changes in the severance benefit formulas in a number of countries. The second quarter of 2004 also included the year-to-date true-up of postemployment expense as a result of the change in the expected involuntary turnover assumption.

Results of Operations by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments are comprised of hardware, software, and professional and installation-related services along with maintenance and support services in our Data Warehousing and Customer Service segments.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar versus the prior period, the Company benefited from currency fluctuations, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 9% during the second quarter of 2005 to $361 million. We continue to be successful in increasing the size of this business due to the strong value propositions our Data Warehousing solutions provide. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. Operating income increased 27% to $76 million in the second quarter of 2005 from $60 million in the second quarter of 2004. The improvement in operating income was due primarily to higher volume and increased profitability from support services.

Financial Self Service: Financial Self Service revenue declined 2% to $323 million in the second quarter of 2005 from $330 million for the same period in 2004. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. The decrease in revenue was largely driven by the timing and fulfillment of transactions in Eastern Europe and China. In the second quarter of 2005, operating income decreased to $43 million from $54 million for the same period of 2004. The decrease in operating income was primarily due to lower volume, adverse revenue mix, as well as the impact of increased pricing pressure.

Retail Store Automation: Retail Store Automation revenue was roughly flat at $211 million in the second quarter of 2005 compared to $212 million in the same period for 2004. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. Operating income increased to $6 million in the second quarter of 2005 from $5 million in the second quarter of 2004. The year-over-year increase in the operating income was largely due to cost and expense reductions which offset the effect of price erosion. Operating performance was also helped by a higher revenue mix of revenues from self-service technologies.

Customer Services: Customer Services revenue decreased 4% to $456 million in the second quarter of 2005 compared to the same period in 2004. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. As planned, revenues are down as we continue to intentionally reduce revenues from third-party maintenance business. Partially offsetting this decline was 10% growth in maintenance revenue for Financial Self Service. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve to $8 million in the quarter, versus a $22 million operating loss in the second quarter of 2004. The second quarter of 2004 included $9 million of incremental severance expense related to actions to improve profitability and $7 million for the settlement of an agreement with a services partner relating to an agreement entered into in 2002.

Systemedia: Revenue for Systemedia increased 4% to $122 million in the second quarter from $117 million in the second quarter of 2004. Foreign currency fluctuations provided a benefit of 2 percentage points in the year-over-year revenue comparison. The operating loss of $1 million, down $2 million from the prior period, was largely due to increased pricing pressure, increased product cost and unfavorable mix of products sold.

Payment & Imaging and Other: Revenue for this segment declined 2% to $41 million in the three months ended June 30, 2005, compared to $42 million during the same period for 2004. Foreign currency fluctuations provided a 1 percentage point benefit to revenue in the year-over-year revenue comparison. Operating income was $6 million in the second quarter compared to $4 million in the same period in 2004. Operating income improvement was mainly driven by continued cost and expense reductions.

Revenue by Region

The Americas region comprised 51% of our total revenue in the second quarter of 2005, while the EMEA region comprised 32%, Asia/Pacific region comprised 10%, and Japan comprised 7%.

Regional revenue for the three months ended June 30, 2005, compared to the same period for 2004 increased 3% in the Americas, increased 3% in EMEA, decreased 6% in Japan and declined 11% in Asia/Pacific. Changes in foreign currency rates provided a 1 percentage point benefit in the Americas, a 2 percentage point benefit in EMEA, a 2 percentage point benefit in Japan, and a 4 percentage point benefit in Asia/Pacific to second quarter 2005 revenues. The revenue growth in the Americas region was due to higher revenues in Data Warehousing, Financial Self Service and Systemedia. In our EMEA region we experienced growth beyond currency fluctuations in Retail Store Automation, Systemedia and Data Warehousing. Self Service was negatively impacted by the timing and fulfillment of transactions in Eastern Europe. In both our Asia/Pacific region and Japan, revenue declined as a number of our businesses experienced declining revenue, some of which was caused by the timing and fulfillment of transactions in China for Financial Self Service.

Other Income

Other income, net, for the second quarter of 2005 was $12 million compared to $4 million for the second quarter of 2004. Other income in the quarter included a $15 million real estate gain, which is described in more detail in Note 4 of the Notes to Condensed Consolidated Financial Statements. A portion of the proceeds from this real estate transaction were used to provide special funding to NCR’s foundation for charitable giving, which resulted in $6 million of foundation contribution expense during the second quarter of 2005, compared to no contributions during the second quarter of 2004. The second quarter of 2004 included a $3 million acquisition break-up fee received from Optimal Robotics Corporation.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. For the second quarter of 2005, the Company reported a tax benefit of $48 million compared to a benefit of $71 million in the second quarter of 2004. The second quarter of 2005 includes a $64 million benefit related to the successful resolution of prior-year tax audits, and the second quarter of 2004 includes an $85 million benefit related to the successful resolution of prior-year tax audits.

In determining the second quarter 2005 tax provision, the full-year 2005 estimated effective tax rate was lowered to 22%, compared to the estimated 25% in the first quarter of 2005. As a result of the lower estimated full-year effective tax rate, the second quarter operational tax rate was 20%. The estimated annual effective tax rate decreased during the second quarter primarily due to legal entity restructuring initiated in that quarter. The effective tax rate for the remainder of 2005 is expected to be 22%. The Company’s effective tax rate in the second quarter of 2004 was 27%.

Results of Operations for Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

In millions	2005	2004
Consolidated revenue	$2,813	$2,742

Consolidated gross margin	$767	$715
Consolidated operating expenses:
Selling, general and administrative expenses	523	554
Research and development expenses	117	116

Consolidated income from operations	$127	$45

NCR’s revenue of $2,813 million for the six months ended June 30, 2005 was a 3% increase from the prior year period. This growth included 2 percentage points of favorable impact from foreign currency fluctuations. The increase was led by strong revenue growth in our Data Warehousing business. Income from operations during the six months ended June 30, 2005 grew to $127 million, as we continue to leverage our cost and expense reductions along with increases in revenue in Data Warehousing and continued improvement in our Customer Services segment.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2005 increased to 27.3% from 26.1% in 2004. Increases in services gross margin more than offset a slight decline in product gross margin which were caused by mix and price erosion. Services gross margin improved to 18.9% for the first six months of 2005 compared to 15.8% in the prior year.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $640 million for the six months ended June 30, 2005 compared to $670 million during the same period of 2004. As a percentage of revenue, total operating expenses improved to 22.8% from 24.4% in the prior period. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the six months ended June 30, 2005 and 2004 were impacted by certain employee benefit plans as shown below:

	Six Months Ended June 30
In millions	2005	2004
Pension expense	$86	$64
Postemployment expense	47	52
Postretirement expense	1	1

Net expense	$134	$117

During the six months ended June 30, 2005, NCR incurred $86 million of pension expense compared to $64 million in the second quarter of 2004. The increase was due primarily to $19 million of non-cash special termination benefits related to the early retirement program described in more detail below in the Restructuring and Re-Engineering section of the MD&A. We expect pension expense of approximately $153 million to $158 million in 2005 which includes the impact of the early retirement program.

Postemployment plan expense during the six months ended June 30, 2005 decreased to $47 million from $52 million during the same time period in 2004. The decrease was driven primarily by changes in the severance benefit formulas in a number of countries. Postretirement plan expense of $1 million during the first six months of 2005 was essentially the same as the year-over-year comparison.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, is incorporated by reference and made part hereof.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first part of the year. As a result of the weaker U.S. Dollar versus the prior period, the Company benefited from currency fluctuations, mainly in our EMEA, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 12% for the six months ended June 30, 2005 to $711 million. Revenue is up as we continue to see strong demand for enterprise data warehousing. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year comparison. Operating income increased by $39 million to $148 million in the first six months of 2005. The improvement in operating income was due primarily to higher volume and increased profitability from support services.

Financial Self Service: Financial Self Service revenue grew 2% to $595 million in the first six months of 2005 compared to the prior period. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. Revenue was negatively impacted by the timing and fulfillment of transactions in Eastern Europe and China. Operating income decreased to $68 million for the six months ended June 30, 2005 compared to $71 million in the prior period. The decrease in operating income was driven by an unfavorable revenue mix as well as the impact of increased pricing pressure.

Retail Store Automation: Retail Store Automation revenue rose 2% to $386 million in the first six months of 2005 as compared to $377 million in the same period for 2004. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. The revenue growth was attributed to the continued expansion of self-checkout systems and the installation of self-service kiosks in the retail and travel industries. Operating income increased to $3 million in the first six months of 2005 compared to an operating loss of $3 million in the same period for 2004. The year-over-year increase in operating income was largely due to cost and expense reductions, increased revenue, and favorable mix of products sold.

Customer Services: Customer Services revenue decreased 4% to $903 million in the first six months of 2005 compared to the same period in 2004. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. As planned, revenues are down as we continue to reduce our focus on third-party maintenance business. Partially offsetting this decline was 5% growth in maintenance revenue of NCR-branded products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve to $17 million for the six months ended June 30, 2005, versus a $41 million operating loss in the same period of 2004. The prior period included increased severance expense related to actions to improve profitability along with the settlement of an agreement with a services partner relating to an agreement entered into in 2002.

Systemedia: Revenue for Systemedia was up 2% to $236 million during the first six months of 2005 as compared to the same period for 2004. Foreign currency fluctuations provided a benefit of 2 percentage points to the year-over-year revenue comparison. Operating performance decreased by $4 million from the prior period to an operating loss of $1 million for the six months ending June 30, 2005. Manufacturing cost and expense reductions were not enough to offset the increase in product cost, pricing pressure, and unfavorable mix of products sold.

Payment & Imaging and Other: Revenue for this segment was flat year-over-year at $74 million for the six months ended June 30, 2005. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. Operating income was $7 million for the first six months of 2005 compared to breakeven in the same period in 2004. Operating income improvement was mainly driven by continued cost and expense reductions.

Revenue by Region

The Americas region comprised 51% of our total revenue in the first six months of 2005, while the EMEA region comprised 32%, Asia/Pacific region comprised 9%, and Japan comprised 8%.

Regional revenue for the six months ended June 30, 2005, compared to the same period for 2004 increased 5% in the Americas, increased 1% in EMEA, increased 3% in Japan and declined 10% in Asia/Pacific. Changes in foreign currency rates provided a 1 percentage point benefit in the Americas, a 3 percentage point benefit in EMEA, a 3 percentage point benefit in Japan, and a 3 percentage point benefit in Asia/Pacific. The revenue growth in the Americas region was due to higher revenues in Data Warehousing and Financial Self Service. In our EMEA region moderate growth in many of our businesses was more than offset by the expected decline in Customer Services. In Japan, we experienced solid growth from Data Warehousing, Payment & Imaging and Other, and Systemedia. Finally, in our Asia/Pacific region, revenue declined as a number of our businesses experienced declining revenue, some of which was caused by the timing and fulfillment of transactions in China for Financial Self Service.

Other Income

Other income, net, for the first six months of 2005 was $4 million compared to $11 million of income for the first six months of 2004. The first six months of 2005 included $10 million from the write-down of an equity investment in Germany, and a $15 million real estate gain, which is described in more detail in Note 4 of the Notes to Condensed Consolidated Financial Statements. A portion of the proceeds from this real estate transaction were used to provide special funding to NCR’s foundation for charitable giving, which resulted in $6 million of foundation contribution expense during the first six months of 2005, compared to no contributions during the 2004 period. Other income in 2004 included $4 million of gains from the sale of real estate and $3 million for the acquisition break-up fee received from Optimal Robotics Corporation.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The -32% tax rate for the six months ended June 30, 2005 includes a $64 million non-cash benefit related to the successful resolution of prior-year tax audits. This item provided a 54 percentage point benefit to the effective tax rate of 22% for the first six months of 2005 and is discussed in greater detail in Note 6 of Notes to Condensed Consolidated Financial Statements of this quarterly report.

The tax rate for the first six months of 2004 was benefited by $85 million due to the successful resolution of prior-year tax audits.

Restructuring and Re-Engineering

During the second quarter of 2005, we continued with our re-engineering plans announced in 2002 to drive operational efficiency throughout our organization. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary cost and expenses from our business to stay on track with our goal of delivering $350 million of annualized cost savings through 2006, using 2002 as a starting point. The transition of many of NCR’s key transaction processing activities to Accenture continued in the second quarter of 2005. We expect to complete the transition of most of these activities in 2005. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. Another element of the re-engineering is our real estate consolidation and restructuring plan. We will continue to examine our portfolio of owned and leased properties during the coming periods in order to lower our overall facility costs.

While we have many ongoing projects relating to our re-engineering plans, maintaining a strong level of internal control effectiveness is critical to our business. Ongoing business process initiatives, such as the movement towards global processes, the continued implementation of an Enterprise Resource Planning (ERP) system, and the transition of key transaction processing activities and functions to Accenture, add to the task of ensuring an effective control structure. NCR’s management is focused on mitigating the risks involving these changes through constant oversight, conscientious design, and regular review of our internal control structure as we proceed with these initiatives.

New initiatives: As previously announced in the first quarter of 2005 to further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of favorable participation, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million. The increase in pension expense should result in annual cost savings of approximately $8 million beginning in 2006.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are

GAAP measures that are directly from the Condensed Consolidated Statement of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under accounting principles generally accepted in the United States of America (GAAP).

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30
In millions	2005	2004
Net cash provided by operating activities	$206	$90
Less: Net expenditures and proceeds for service parts	(43)	(39)
Less: Expenditures for property, plant and equipment	(32)	(33)
Less: Additions to capitalized software	(37)	(40)

Free cash flow provided (used)	$94	$(22)

For the six months ended June 30, 2005, cash provided by operating activities increased by $116 million, while capital expenditures remained flat, resulting in a net increase in free cash flow of $116 million compared to the six months ended June 30, 2004. Cash from operating activities was higher due to improved net income along with improved collections of receivables. This improvement was partially offset by an increase in incentive compensation payments (which are typically made in the first quarter of the year and relate to prior year operating performance).

Financing activities and certain other investing activities are not included in our calculation of free cash flow. During the first six months of 2005, we repurchased $218 million of our common stock under our share purchase programs authorized by the Board of Directors (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Partially offsetting this cash outflow was $102 million of cash proceeds from employee stock plan activities.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2004. Our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

Our cash, cash equivalents and short-term investments totaled $724 million as of June 30, 2005. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures (particularly in the ATM marketplace); penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM business; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; take advantage of data warehousing market demands; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and effectively market and sell all of our diverse solutions. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of new competitors.

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

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in the operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” The Company plans to adopt FAS 123R beginning in 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as risk-free rate and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in our compensation plans, tax rate, or an unusually high amount of expirations of stock options.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the second quarter of 2005, the percentage of revenues from outside of the United States was 56%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, silicon computer chips and microprocessors from Intel Corporation, and operating systems from Microsoft Corporation. Certain parts and components used in the manufacture of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solutions deliveries could be delayed, impacting our business and operating results.

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

Employees Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. Our current re-engineering efforts and the recent departure of the Company’s former Chief Executive Officer may adversely impact our workforce. If we are not able to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide ERP system and complete the transition of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004 (as set forth in “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2004), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions, or a deterioration of the degree of compliance with established policies and procedures.

Information Systems It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our financial condition or results of operations may be impacted.

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

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements of new accounting pronouncements.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the second quarter of 2005 as compared to the second quarter of 2004 based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on second quarter 2005 revenue versus second quarter 2004 revenue. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of June 30, 2005 and 2004, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $19 million and $12 million in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $19 million and $12 million in the fair value of the hedge portfolio as of June 30, 2005 and 2004, respectively.

The interest rate risk associated with our borrowing and investing activities at June 30, 2005 was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At June 30, 2005 and 2004, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the second quarter of 2005, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities will be performed by Accenture. As of June 30, 2004, and going forward, as part of the transition of transaction processing, Accenture has the primary responsibility for processing the quarter close activities including the majority of transaction processing for general ledger activities. We believe this is a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions and support during these transitions. Additional transition activities occurred in the first half of 2005 and are expected to continue throughout 2005.

In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing. In the first half of 2005, these improvements were made in a number of areas throughout the Company, including improved monitoring controls, management reporting, employee training, and information technology controls. We do not believe that any of these changes had a material impact, or reasonably are likely to have a material impact on, our internal control over financial reporting when considered individually; however, when viewed in the aggregate, these changes could be considered material.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the second quarter of 2005, the Company purchased 2.8 million shares of its common stock at an average price per share of $35.42 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

On October 27, 2004, the Board of Directors authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $138 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the six months ended June 30, 2005, the total of these purchases were 10,155 shares at an average price of $37.16 per share.

The following table provides information relating to the Company’s repurchase of common stock for the six months ended June 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
First quarter total	3,250,000	$36.93	1,375,000	1,875,000

April 1 through April 30, 2005	—	$—	—	—
May 1 through May 31, 2005	2,423,500	$35.22	1,423,500	1,000,000
June 1 through June 30, 2005	350,000	$36.79	50,000	300,000

Second quarter total	2,773,500	$35.42	1,473,500	1,300,000

Year to date total	6,023,500	$36.23	2,848,500	3,175,000

Shares and share prices reflect the impact of a two-for-one stock split effective on January 21, 2005.

In addition, from August 3, 2005 through August 5, 2005, the Company repurchased approximately 450,000 shares for approximately $16 million. The Company’s quarterly blackout period was extended through August 2, 2005 due to the anticipated announcement of the Company’s new CEO.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on April 27, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 2, 2005).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon
Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Letter agreement dated March 29, 2005 by and between NCR Corporation and Mark Hurd (Exhibit 10.1 to the Current Report on Form 8-K dated March 31, 2005.)

10.2	NCR Director Compensation Program, dated April 27, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 2, 2005).

10.3	Form of Director Option Grant Statement under the NCR Management Stock Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 2, 2005).

10.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan (for non-annual grants) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 2, 2005).

10.5	Employment Agreement with James M. Ringler, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 13, 2005).

10.6	Stock Option Agreement with James M. Ringler, dated July 11, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 13, 2005).

10.7	Employment Agreement with William Nuti, dated July 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 2, 2005).

31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.

31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.

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

NCR CORPORATION

Date: August 5, 2005	By:	/s/ Peter J. Bocian
Peter J. Bocian
Senior Vice President and Chief Financial Officer