Form 10-Q
period 2005-09-30
NCR CORP
filed 2005-11-04
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2005, was approximately 183.6 million.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Product revenue	$806	$762	$2,246	$2,151
Service revenue	692	692	2,065	2,045

Total revenue	1,498	1,454	4,311	4,196

Cost of products	512	489	1,445	1,377
Cost of services	550	570	1,663	1,709
Selling, general and administrative expenses	267	278	790	832
Research and development expenses	57	58	174	174

Total operating expenses	1,386	1,395	4,072	4,092

Income from operations	112	59	239	104

Interest expense	5	6	17	17
Other income, net	(3)	(4)	(7)	(15)

Income before income taxes	110	57	229	102

Income tax (benefit) expense	(112)	13	(150)	(59)

Net income	$222	$44	$379	$161

Net income per common share
Basic	$1.20	$0.24	$2.04	$0.86

Diluted	$1.18	$0.23	$1.99	$0.84

Weighted average common shares outstanding
Basic	184.9	186.7	185.8	188.0
Diluted	188.7	190.4	190.1	191.6

See Notes to Condensed Consolidated Financial Statements.

Per share amounts reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except per share amounts

	September 30 2005	December 31 2004
Assets
Current assets
Cash and cash equivalents	$740	$750
Accounts receivable, net	1,270	1,304
Inventories, net	395	355
Other current assets	216	224

Total current assets	2,621	2,633

Reworkable service parts and rental equipment, net	225	224
Property, plant and equipment, net	403	446
Goodwill	123	124
Prepaid pension cost	1,338	1,446
Deferred income taxes	418	372
Other assets	306	309

Total assets	$5,434	$5,554

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$2
Accounts payable	487	492
Payroll and benefits liabilities	280	328
Deferred service revenue and customer deposits	430	407
Other current liabilities	467	495

Total current liabilities	1,666	1,724

Long-term debt	306	307
Pension and indemnity plan liabilities	489	517
Postretirement and postemployment benefits liabilities	250	244
Income taxes	315	492
Other liabilities	157	166
Minority interests	20	18

Total liabilities	3,203	3,468

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 183.7 and 186.6 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2	2
Paid-in capital	832	1,030
Retained earnings	1,368	989
Accumulated other comprehensive income	29	65

Total stockholders’ equity	2,231	2,086

Total liabilities and stockholders’ equity	$5,434	$5,554

See Notes to Condensed Consolidated Financial Statements.

2004 shares issued reflect a two-for-one stock split effective on January 21, 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Nine Months Ended September 30
	2005	2004
Operating activities

Net income	$379	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	204
Deferred income taxes (exclusive of settlement)	—	2
Income tax settlement (Note 6)	(201)	(85)
Other adjustments to income, net	1	—
Changes in assets and liabilities:
Receivables	39	91
Inventories	(40)	(83)
Current payables	(20)	(26)
Deferred service revenue and customer deposits	23	12
Employee severance and pension	46	21
Other assets and liabilities	(48)	(56)

Net cash provided by operating activities	368	241

Investing activities

Purchases of short-term investments	—	(20)
Proceeds from sales and maturities of short-term investments	—	20
Net expenditures and proceeds for reworkable service parts	(66)	(65)
Expenditures for property, plant and equipment	(50)	(55)
Proceeds from sales of property, plant and equipment	7	8
Additions to capitalized software	(57)	(63)
Other investing activities, net	2	(43)

Net cash used in investing activities	(164)	(218)

Financing activities

Purchases of Company common stock	(320)	(271)
Short-term borrowings, net	—	1
Cash received from real estate transaction	—	50
Proceeds from employee stock plans	117	136

Net cash used in financing activities	(203)	(84)

Effect of exchange rate changes on cash and cash equivalents	(11)	(3)

Decrease in cash and cash equivalents	(10)	(64)
Cash and cash equivalents at beginning of period	750	639

Cash and cash equivalents at end of period	$740	$575

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2004.

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2004, the Company concluded that it was appropriate to classify our auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company held $50 million of auction rate securities at September 30, 2004 and at December 31, 2003, but had no such holdings at September 30, 2005 and at December 31, 2004. Accordingly, the classification in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, has been revised to report proceeds from sales of short-term investments of $20 million and purchases of short-term investments of $20 million in separate line items as investing activities rather than as cash and cash equivalents. Also in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, the beginning and ending balance of cash and cash equivalents were reduced by $50 million to reflect this change in classification. This change in classification does not affect previously reported cash flows from operations or from financing activities, or our previously reported Condensed Consolidated Statements of Operations.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Comprehensive Income
Net income	$222	$44	$379	$161
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	3	(1)	2	1
Unrealized gain (loss) on derivatives	—	(1)	19	7
Currency translation adjustments	—	(6)	(57)	4

Total comprehensive income	$225	$36	$343	$173

In millions			September 30 2005	December 31 2004
Inventories
Work in process and raw materials			$103	$97
Finished goods			292	258

Total inventories, net			$395	$355

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim reporting period for the registrant’s first fiscal year beginning on or after June 15, 2005. The Company plans to adopt SFAS 123R beginning in

2006. The Company is currently evaluating the requirements of SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. While the expense impact cannot be precisely estimated at this time, the Company believes its stock compensation expense for 2006 to be in the range of 8 to 10 cents per share after tax.

FASB Staff Position No. FAS 143-1 In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). FSP 143-1 clarifies the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”) adopted by the European Union (EU). The WEEE Directive directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The WEEE Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste (purchased August 13, 2005 and before). FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Asset Retirement Obligations, and the related FIN 47, Accounting for Conditional Asset Retirement Obligations, when establishing the commercial user liability. The provisions of FSP 143-1 are effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. As a result of adopting FSP 143-1, the Company recorded an immaterial net charge in the third quarter for assets owned by the Company.

Our liability as a producer is not covered by FSP 143-1. For products placed on the market after August 13, 2005, the Company will record a non-current accrued liability. The amount recorded in the third quarter of 2005 was immaterial to our results of operations. However, we do expect this accrual to increase as more products are placed on the market.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. In addition, a pre-tax charge of $8 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3 to provide for other lease buy-outs and other real estate consolidation costs. The combined balance of these recorded liabilities at December 31, 2004, was $6 million. The Company reviews these reserves on a quarterly basis to determine whether the reserves are adequate based on current market conditions. In the third quarter, based on our quarterly assessment, the reserves were increased by $6 million. The increase was taken to account for the anticipated vacant periods, free rent and loss on subleases that are expected based on current market conditions. During the first nine months of 2005, the Company utilized $3 million of the reserves. The remaining lease obligations will expire over various dates through 2015. The remaining balance of these recorded liabilities on September 30, 2005 was $9 million.

For the nine months ending September 30, 2005, the Company recognized $12 million of after-tax gains from the disposal of real estate. The net book value of the properties was $10 million. For the sale of one of these properties, the Company received proceeds of $5 million in cash at the closing and a note receivable for the balance. The upfront cash payment is reflected in the Condensed Consolidated Statements of Cash Flows under investing activities. The balance of $20 million is payable in equal annual installments plus interest over the next four years.

During the first quarter of 2004, the Company executed a sale-leaseback transaction for property owned in Japan. Due to the terms of the leaseback, the transaction was treated as a financing. Accounting for this transaction required that the $50 million of proceeds be treated as an obligation of the Company until we vacated the property. The cash received from the buyer of $50 million was classified in financing activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004.

5. OTHER INTANGIBLE ASSETS

NCR’s other intangible assets, reported under Other Assets in the Condensed Consolidated Balance Sheets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from two to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	September 30, 2005		December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets
Patents	$14	$(13)	$14	$(12)
Intellectual Property	40	(11)	28	(7)

Total other intangible assets	$54	$(24)	$42	$(19)

The increase in the intellectual property since December 31, 2004 is primarily due to the purchase of intellectual property licenses from various vendors.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

For the nine months ended September 30, 2005	For the year ended (estimated)
	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
$6	$8	$8	$7	$6	$4

6. INCOME TAXES

During the third quarter of 2005, the Company’s results included a benefit of $137 million related to the successful resolution of prior-year tax audits. The impact of this entry to the balance sheet was to decrease long-term tax liabilities by $145 million and to decrease net deferred tax assets by $8 million. The $137 million benefit is shown in the Condensed Consolidated Statement of Cash Flows as a reconciling item between net income and cash provided by operating activities. The $137 million benefit resulted in an overall tax rate for the third quarter of -102%.

During the second quarter of 2005, the Company’s results included a non-cash benefit of $64 million that was also related to the successful resolution of prior-year tax audits. The impact of the entry to the balance sheet was to decrease long-term tax liabilities by $28 million and to increase net deferred tax assets by $36 million. Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Taking into consideration the total $201 million unusual items from both the second and third quarters of 2005, the overall tax rate for the first nine months of 2005 is -66%. In determining the tax provision, the full-year 2005 estimated effective tax rate was 22%.

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

7. STOCK COMPENSATION PLANS

The NCR Management Stock Plan (the Plan) provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and generally vest within three to four years of the grant date. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation and Human Resource Committee of the Board of Directors, will not exceed ten years, consistent with the Internal Revenue Code. The Plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997.

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

At its meeting on April 26, 2005, the Compensation and Human Resource Committee approved the standard form of the Company’s Restricted Stock Agreement to be used in connection with awards for retention, promotion and other special circumstances. Under this agreement, restricted stock awards will vest in full three years from their grant date if the recipient is still employed by NCR.

NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants, and employee stock purchases under the ESPP at the grant date, net income and net income per diluted share for the three months and nine months ending September 30 would have been as follows:

In millions, except for per share data	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$222	$44	$379	$161

Stock-based employee compensation expense included in reported net income (pre-tax)	1	1	3	4
Tax benefit of stock-based employee compensation included in reported net income	(1)	(1)	(1)	(2)

Subtotal: Add to net income	—	—	2	2

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	7	9	19	25
Tax (benefit) expense of stock-based employee compensation determined under fair value-based method for awards	(2)	(2)	(4)	2

Subtotal: Deduct from net income	5	7	15	27

Pro forma net income	$217	$37	$366	$136

Basic net income per share:
As reported:	$1.20	$0.24	$2.04	$0.86
Pro forma:	$1.17	$0.20	$1.97	$0.72
Diluted net income per share:
As reported:	$1.18	$0.23	$1.99	$0.84
Pro forma:	$1.15	$0.19	$1.93	$0.71

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per diluted share in future years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors That May Affect Future Results” section, included in this Form 10-Q for a further discussion of stock compensation accounting and its effect on NCR.

The pro forma net income and net income per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used for the three months and nine months ending September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.19%	3.63%	4.01%	2.99%
Expected volatility	36%	45%	36%	45%
Expected holding period (years)	5.5	5	5.5	5

During the first quarter of 2005, the Company evaluated the expected volatility assumption used to calculate the fair value of the 2005 employee stock option grants. Prior option grants (valuations) have used historical volatility to estimate the expected volatility. In addition to historical volatility, the Company believes it is important to consider how future experiences may differ from the past. The expected volatility for 2005 incorporated a blend of both historical and implied volatility as management believes this is more representative of prospective trends. This change in estimate applied to the 2005 grant of management stock options. This change did not have a material impact on the 2005 pro forma stock-based employee compensation expense.

Please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding NCR’s adoption of SFAS 123R.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Net service cost	$9	$9	$10	$9	$19	$18
Interest cost	43	45	21	22	64	67
Expected return on plan assets	(55)	(53)	(32)	(29)	(87)	(82)
Settlement charge	—	—	3	5	3	5
Curtailment charge	—	—	—	1	—	1
Special Termination Benefit	—	—	—	—	—	—
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost	—	—	1	1	1	1
Actuarial loss	13	17	18	11	31	28

Net benefit cost	$10	$18	$21	$20	$31	$38

Components of net periodic benefit expense for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Net service cost	$32	$35	$33	$31	$65	$66
Interest cost	132	134	64	64	196	198
Expected return on plan assets	(167)	(155)	(98)	(96)	(265)	(251)
Settlement charge	—	—	3	5	3	5
Curtailment charge	—	1	—	1	—	2
Special Termination Benefit	19	—	—	—	19	—
Amortization of:
Transition asset	(1)	(1)	—	—	(1)	(1)
Prior service cost	—	—	4	4	4	4
Actuarial loss	43	48	53	31	96	79

Net benefit cost	$58	$62	$59	$40	$117	$102

The net periodic benefit cost of the postretirement plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2005	2004	2005	2004
Net service cost	$—	$—	$—	$—
Interest cost	2	3	7	8
Expected return on plan assets	—	—	—	—
Curtailment charge (credit)	—	—	—	—
Amortization of:
Prior service cost (benefit)	(3)	(3)	(10)	(9)
Actuarial loss	2	1	5	3

Net benefit cost	$1	$1	$2	$2

Employer Contributions

Pension For the three months ending September 30, 2005, NCR contributed approximately $23 million to its international pension plans, and $2 million to its executive pension plan. For the nine months ending September 30, 2005, NCR contributed approximately $65 million to its international pension plans, and $6 million to its executive pension plan. NCR anticipates contributing an additional $59 million to its international pension plans and $2 million to its executive pension plan in 2005 for a total of $124 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2005.

Postretirement For the three months ending September 30, 2005, the Company made $4 million in contributions to its U.S. postretirement plan. For the nine months ending September 30, 2005, the Company made $15 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $8 million to its U.S. postretirement plan for a total of $23 million in 2005.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by accounting principles generally accepted in the United States of America (GAAP), are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2005 cannot currently be reasonably determined.

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

NCR’s reserve for the Fox River matter has decreased by $7 million from the end of the fourth quarter of 2004 to reflect the incurrence of ongoing Fox River-related expenses (which are charged against and reduce the reserve). The reserve was approximately $60 million as of September 30, 2005 (after taking into consideration amounts expected to be recovered under an indemnity agreement discussed below). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

NCR believes the Governments’ cost estimates omit some categories of cost, use unit costs that are lower than what might reasonably be expected, and underestimate the cost of some portions of the selected remedy. As a result, the total clean-up costs could be substantially higher, and the cost estimates are subject to many uncertainties. The Governments and certain PRPs have initiated the engineering design of the remedy, a process that could continue for two or three more years. Actual dredging in the lower portions will not begin until the design work is complete. The Governments have indicated they expect the design and dredging work to take at least ten years.

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

There are other estimates for each of these factors which are significantly higher than the estimates described above. NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range of such estimates. Given the progress of the remedial design work being conducted by NCR and G-P (see above), it is possible there could be some changes to the reserve within the next year, although that is difficult to predict.

NCR has discussed above the Company’s overall, long-term exposure to the Fox River liability. However, for the last four years, NCR’s liability for this matter has been limited. In December 2001, NCR and API entered into an interim settlement with the Governments that limited NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year was rolled over and made available for payment during subsequent years through 2005. In exchange for these payments, the Governments agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments have been shared by NCR and API under the terms of the confidential settlement agreement discussed above and will be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments has been taken into account in determining its reserve. Six and a half million of the amounts paid under the interim settlement will be used to fund part of the design work NCR and G-P are performing under the AOC discussed above. The interim settlement expires on December 10, 2005.

AT&T and Lucent Technologies, Inc. (Lucent) are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $15 million and is deducted in determining the net amount discussed above. AT&T is expected to merge with SBC Communications Corp. (SBC) later this year or in early 2006; NCR does not expect the AT&T and SBC merger, if it receives the requisite governmental approvals and is consummated, to have an impact on AT&T’s indemnification obligation to NCR.

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

Guarantees and Product Warranties

Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2005, the maximum future payment obligation of this guaranteed value and the associated liability balance was $7 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at September 30, 2005. The Company has not recorded a liability in connection with these guarantees since the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

In millions	Nine Months Ended September 30
	2005	2004
Warranty reserve liability
Beginning balance at January 1	$21	$18
Accruals for warranties issued	33	32
Settlements (in cash or in kind)	(38)	(31)

Ending balance at September 30	$16	$19

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

The following table presents data for revenue and operating income (loss) by segment:

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenue by Segment

Data Warehousing
Products	$193	$155	$571	$493
Professional and installation-related services	89	83	267	240

Total Data Warehousing solution	282	238	838	733
Data Warehousing support services	79	74	234	216

Total Data Warehousing revenue	361	312	1,072	949

Financial Self Service (ATMs)
Products	285	276	760	736
Professional and installation-related services	64	62	184	183

Total Financial Self Service revenue	349	338	944	919

Retail Store Automation
Products	160	156	440	427
Professional and installation-related services	49	61	155	167

Total Retail Store Automation revenue	209	217	595	594

Customer Services
Customer Service Maintenance:
Financial Self Service	150	145	451	422
Retail Store Automation	115	115	346	344
Payment & Imaging and Other	32	31	96	95
Third-Party Products and Exited Businesses	70	84	213	257

Total Customer Services Maintenance	367	375	1,106	1,118
Third-Party Product Sales	17	17	42	59
Professional and installation-related services	67	77	206	233

Total Customer Services revenue	451	469	1,354	1,410

Systemedia	127	127	363	358

Payment & Imaging and Other
Products	24	31	70	78
Professional and installation-related services	18	10	46	37

Total Payment & Imaging and Other	42	41	116	115

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(41)	(50)	(133)	(149)

Total Revenue	$1,498	$1,454	$4,311	$4,196

Operating Income (Loss) by Segment

Data Warehousing	$72	$42	$220	$151
Financial Self Service (ATMs)	60	63	128	134
Retail Store Automation	9	11	12	8
Customer Services	8	(9)	25	(50)
Systemedia	—	2	(1)	5
Payment & Imaging and Other	7	3	14	3

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(13)	(15)	(42)	(45)

Subtotal - Segment operating income	143	97	356	206

Pension Expense	(31)	(38)	(117)	(102)

Total income from operations	$112	$59	$239	$104

2004 segment results reflect the Company’s new reporting structure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

During the third quarter of 2005 we continued to generate year-over-year operating income improvement. Highlights in the quarter included higher than expected revenue growth and profitability in our Data Warehousing business and continued operating income improvement in our Customer Services business, but lower than expected revenue growth in Financial Self Service. Our progress with respect to our key value drivers in the third quarter of 2005 was as follows:

•	Driving revenue growth in our key product segments – Our product segments, consisting of our Teradata Data Warehousing, Financial Self Service (ATMs) and Retail Store Automation systems, experienced revenue growth on a combined basis versus the third quarter of 2004. The increase was due to the strong performance in Data Warehousing and moderate growth in the Financial Self Service segment. Retail Store Automation declined in the quarter which reflects the overall slowdown in the retail industry.

•	Improving the profitability of our Customer Services operating segment – The structural changes being made in this business, as well as the increasing focus on maintenance of NCR-branded products, enabled operating income to improve to $8 million in the quarter, versus a $9 million operating loss in the third quarter of 2004. Operating profit was higher, as actions to reduce cost and expense offset continued pricing pressure and the remaining effects of declining revenue from maintenance of hardware NCR discontinued selling in the late 1990’s. The operational improvement was also aided by a reduction of the loss from selling and servicing third-party products.

•	Continuing to reduce spending to achieve optimum operating performance – Expense reduction initiatives resulted in a 1.5 percentage point improvement in our expense ratio versus the third quarter of 2004. We are progressing ahead of schedule to meet our cost and expense reduction commitment by the end of 2006, as described below.

Each of these drivers is discussed in greater detail in other sections of this MD&A.

We also continued our focus in the quarter on our key strategic initiatives. The initiatives and the actions we are taking are as follows:

1)	Delivering superior value propositions – We believe the value propositions we provide are strong. We plan to continue to make investments in areas of research and development and other value-added activities to further enhance our product offerings in our key product segments.

2)	Enhancing demand creation – We continue to optimize our investments in demand creation to increase NCR’s market coverage in areas with the greatest potential for revenue expansion. As new sales associates become assimilated, we expect to see an increase in our overall sales opportunities. However, NCR’s success in converting these opportunities to orders depends largely on the capital spending decisions by our customers.

3)	Improving profitability in Customer Services –We believe we can be more competitive in the marketplace by concentrating on servicing NCR products rather than providing incremental services related to third-party products. By proactively designing products for improved reliability and more efficient serviceability, the number of incidents and time spent on service incidents will be reduced. This will help us achieve a lower cost structure.

4)	Optimizing our cost and expense structure – To improve our competitive position in the market place and offset the negative effect of price erosion, we continue to optimize our cost and expense structure. We have completed the actions necessary to deliver $250 million of annualized cost savings in 2005, using 2002 results as a starting point. We also expect to deliver an additional $100 million of cost savings through 2006. We expect to deliver more than $300 million of the targeted $350 million of cost savings by the end of 2005.

We are taking all of these actions to position NCR for long-term success, and the results should be seen in NCR’s short and long-term financial results. We expect to continue with these initiatives for the remainder of 2005, as we refine our business model and position the Company for growth and profitability.

Results of Operations for Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

In millions	2005	2004
Consolidated revenue	$1,498	$1,454

Consolidated gross margin	$436	$395
Consolidated operating expenses:
Selling, general and administrative expenses	267	278
Research and development expenses	57	58

Consolidated income from operations	$112	$59

Revenue for the three months ended September 30, 2005 was $1,498 million, an increase of 3% from the third quarter of 2004. The increase was led by 16% revenue growth in our Data Warehousing segment which offset the decline in Retail Store Automation and our Customer Services segments. The revenue increase included a 1 percentage point favorable impact from foreign currency fluctuations. Income from operations during the three months ended September 30, 2005 increased 90% over the prior period. The increase was due to higher-than-expected revenue growth and profitability in our Data Warehousing segment, continued improvement in our Customer Services business, and ongoing benefits in delivering on our multi-year profit improvement plan.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2005 increased to 29.1% from 27.2% in the third quarter of 2004. Product margins increased 0.7 percentage points due to the strong performance of our Data Warehousing segment. Services margin improved 2.9 percentage points driven mainly by operational improvement in our Customer Services business and less revenue from lower margin services of third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $324 million for the third quarter of 2005 compared to $336 million during the same period of 2004. As a percentage of revenue, total operating expenses improved to 21.6% in the third quarter of 2005 from 23.1% for the same period of 2004. The improvement versus the prior year is the result of our continued efforts to improve our infrastructure expense and curtail our discretionary spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months ended September 30, 2005 and 2004 were impacted by certain employee benefit plans as shown below:

In millions	Three Months Ended September 30
	2005	2004
Pension expense	$31	$38
Postemployment expense	20	22
Postretirement expense	1	1

Net expense	$52	$61

During the three months ended September 30, 2005, NCR incurred $31 million of pension expense compared to $38 million in the third quarter of 2004. The reduction in expense is primarily attributable to the growth in pension assets resulting from strong investment returns in 2003 and 2004.

Postemployment plan expense during the third quarter of 2005 decreased to $20 million from $22 million during the same time period in 2004. The decrease was driven primarily by changes in the severance benefit formulas in a number of countries.

Results of Operations by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments are comprised of hardware, software and professional and installation-related services along with maintenance and support services in our Data Warehousing and Customer Service segments.

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

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar versus the prior period, the Company benefited from currency fluctuations, mainly in our Americas and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 16% during the third quarter of 2005 to $361 million. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. Operating income increased 71% to $72 million in the third quarter of 2005 from $42 million in the third quarter of 2004. The improvement in operating income was due primarily to higher volume and increased profitability from support services.

Financial Self Service: Financial Self Service revenue increased 3% to $349 million in the third quarter of 2005 from $338 million for the same period in 2004. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. In the third quarter of 2005, operating income decreased to $60 million from $63 million for the same period of 2004. The decrease in operating income was primarily due to lower product margins caused by competitive pricing pressure.

Retail Store Automation: Retail Store Automation revenue decreased 4% to $209 million in the third quarter of 2005 compared to $217 million in the same period of 2004. The third quarter year-over-year revenue comparison included less than 1 percentage point of benefit from currency fluctuations. Operating income decreased to $9 million in the third quarter of 2005 from $11 million in the third quarter of 2004. The decrease in operating income was due to lower revenue and competitive pricing pressures in our point-of-sale product offerings.

Customer Services: Customer Services revenue decreased 4% to $451 million in the third quarter of 2005 compared to the same period in 2004. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. In line with our strategy, revenues are down as we continue to exit arrangements to service third-party products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve to $8 million in the quarter, versus a $9 million operating loss in the third quarter of 2004.

Systemedia: Systemedia revenue of $127 million in the third quarter was flat compared to the third quarter of 2004. Foreign currency fluctuations provided a benefit of 1 percentage point in the year-over-year revenue comparison. Operating income was breakeven in the third quarter of 2005, down $2 million from the prior period. The decrease in operating income was largely due to increased pricing pressure and higher product costs.

Payment & Imaging and Other: Revenue for this segment increased 2% to $42 million in the three months ended September 30, 2005, compared to $41 million during the same period of 2004. Foreign currency fluctuations provided less than 1 percentage point of benefit to revenue in the year-over-year revenue comparison. Operating income was $7 million in the third quarter compared to $3 million in the same period in 2004. Operating income improvement was mainly driven by continued cost and expense reductions.

Revenue by Region

The following table presents data for revenue by region for the three months ended September 30, 2005 and 2004:

In millions	2005	% of Total	2004	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$753	50%	$713	49%	6%	5%
Europe/Middle East/Africa (EMEA)	470	32%	471	32%	0%	0%
Japan	106	7%	109	8%	(3%)	(2%)
Asia/Pacific (excluding Japan)	169	11%	161	11%	5%	1%

Consolidated revenue	$1,498	100%	$1,454	100%	3%	2%

The revenue growth in the Americas region was due to higher revenues in Data Warehousing and Financial Self Service. The EMEA region declines in Data Warehousing and Customer Services were offset by increases in Financial Self Service, Retail Store Automation and Systemedia. In Japan, increases in Data Warehousing and Payment & Imaging and Other were more than offset by declines in Retail Store Automation and Customer Services. Finally, in our Asia/Pacific region, the revenue increase was driven by increases in Data Warehousing, Retail Store Automation, and a large customer contract in our Payment & Imaging and Other segment.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. For the third quarter of 2005, the Company reported a tax benefit of $112 million compared to an expense of $13 million in the third quarter of 2004. The third quarter of 2005 includes a $137 million benefit related to the successful resolution of prior-year tax audits.

In determining the third quarter 2005 tax provision, the full-year 2005 estimated effective tax rate remains at 22%. The Company’s effective tax rate in the third quarter of 2004 was 23%.

Results of Operations for Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

In millions	2005	2004
Consolidated revenue	$4,311	$4,196

Consolidated gross margin	$1,203	$1,110
Consolidated operating expenses:
Selling, general and administrative expenses	790	832
Research and development expenses	174	174

Consolidated income from operations	$239	$104

NCR’s revenue of $4,311 million for the nine months ended September 30, 2005 was a 3% increase from the prior year period. This growth included 2 percentage points of favorable impact from foreign currency fluctuations. The increase was led by strong revenue growth in our Data Warehousing business. Income from operations during the nine months ended September 30, 2005 grew 130% to $239 million. The increase in operating income was a result of period-over-period increases in Data Warehousing and Customer Services.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2005 increased to 27.9% from 26.5% in 2004. Increases in services gross margin more than offset a slight decline in product gross margin which were mostly caused by competitive pricing pressures. Services gross margin improved to 19.5% for the first nine months of 2005 compared to 16.4% in the prior year. Services gross margin increased due to the structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $964 million for the nine months ended September 30, 2005 compared to $1,006 million during the same period of 2004. As a percentage of revenue, total operating expenses improved to 22.4% from 24.0% in the prior period. The decrease versus prior year is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the nine months ended September 30, 2005 and 2004 were impacted by certain employee benefit plans as shown below:

In millions	Nine Months Ended September 30
	2005	2004
Pension expense	$117	$102
Postemployment expense	67	74
Postretirement expense	2	2

Net expense	$186	$178

During the nine months ended September 30, 2005, NCR incurred $117 million of pension expense compared to $102 million in the third quarter of 2004. The increase was due primarily to $19 million of non-cash special termination benefits recognized in the second quarter of 2005 that were related to the early retirement program described in more detail below in the Restructuring and Re-Engineering section of the MD&A. We expect pension expense of approximately $153 million to $158 million in 2005 which includes the impact of the early retirement program.

Postemployment plan expense during the nine months ended September 30, 2005 decreased to $67 million from $74 million during the same time period in 2004. The decrease was driven primarily by changes in the severance benefit formulas in a number of countries. Postretirement plan expense of $2 million during the first nine months of 2005 was essentially the same as the year-over-year comparison.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment discussed in this Management’s Discussion and Analysis under “Results of Operations by Segment” for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, is incorporated by reference and made part hereof.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first part of the year. As a result of the weaker U.S. Dollar versus the prior period, the Company benefited from currency fluctuations, mainly in our Americas, EMEA and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 13% for the nine months ended September 30, 2005 to $1,072 million. Revenue is up as we continue to see strong demand for enterprise data warehousing. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year comparison. Operating income increased by $69 million to $220 million in the first nine months of 2005. The improvement in operating income was due primarily to higher volume and increased profitability from support services.

Financial Self Service: Financial Self Service revenue grew 3% to $944 million in the first nine months of 2005 compared to the prior period. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. Operating income decreased to $128 million for the nine months ended September 30, 2005 compared to $134 million in the prior period. The decrease in operating income was driven by lower product margins caused by competitive pricing pressure.

Retail Store Automation: Retail Store Automation revenue was $595 million in the first nine months of 2005 as compared to $594 million in the same period for 2004. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. Operating income increased to $12 million in the first nine months of 2005 compared to $8 million in the same period for 2004. The year-over-year increase in operating income was largely due to cost and expense reductions.

Customer Services: Customer Services revenue decreased 4% to $1,354 million in the first nine months of 2005 compared to the same period in 2004. Foreign currency fluctuations provided a 2 percentage point benefit to the year-over-year revenue comparison. In line with our strategy, revenues are down as we continue to reduce our focus on third-party maintenance business. Partially offsetting this decline was 4% growth in maintenance revenue of NCR-branded products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve to $25 million for the nine months ended September 30, 2005, versus a $50 million operating loss in the same period of 2004. The prior period included increased severance expense of $8 million related to actions to improve profitability along with an $11 million settlement of an agreement with a services partner relating to an agreement entered into in 2002.

Systemedia: Revenue for Systemedia was up 1% to $363 million during the first nine months of 2005 as compared to the same period for 2004. Foreign currency fluctuations provided a benefit of 1 percentage point to the year-over-year revenue comparison. Operating performance decreased by $6 million from the prior period to an operating loss of $1 million for the nine months ending September 30, 2005. Manufacturing cost and expense reductions were more than offset by the increase in product cost and impact of competitive pricing pressure.

Payment & Imaging and Other: Revenue for this segment increased 1% year-over-year to $116 million for the nine months ended September 30, 2005. Foreign currency fluctuations provided a 1 percentage point benefit to the year-over-year revenue comparison. Operating income was $14 million for the first nine months of 2005 compared to $3 million in the same period in 2004. Operating income improvement was mainly driven by continued cost and expense reductions.

Revenue by Region

The following table presents data for revenue by region for the nine months ended September 30, 2005 and 2004:

In millions	2005	% of Total	2004	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,198	51%	$2,079	50%	6%	5%
Europe/Middle East/Africa (EMEA)	1,373	32%	1,361	32%	1%	(1)%
Japan	313	7%	309	7%	1%	1%
Asia/Pacific (excluding Japan)	427	10%	447	11%	(4%)	(7)%

Consolidated revenue	$4,311	100%	$4,196	100%	3%	1%

The revenue growth in the Americas region was due to higher revenues in Data Warehousing and Financial Self Service. In our EMEA region moderate growth in many of our businesses was more than offset by the expected decline in Customer Services. In Japan, we experienced growth from Data Warehousing, Payment & Imaging and Other, and Systemedia. Finally, in our Asia/Pacific region, revenue declines in Data Warehousing, Financial Self Service and Customer Services more that offset increases in Retail Store Automation, Systemedia and Payment & Imaging and Other.

Other Income

Other income, net, for the first nine months of 2005 was $7 million compared to $15 million of income for the first nine months of 2004. The first nine months of 2005 included $10 million of expense from the write-down of an equity investment in Germany, $15 million in real estate gains, which is described in more detail in Note 4 of the Notes to Condensed Consolidated Financial Statements, and funding to NCR’s foundation for charitable giving, which resulted in $6 million of foundation contribution expense during the first nine months of 2005, compared to no contributions during the 2004 period. Other income in 2004 included $4 million of gains from the sale of real estate and $3 million for an acquisition break-up fee.

Provision for Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The -66% tax rate for the nine months ended September 30, 2005 includes a $201 million non-cash benefit related to the successful resolution of prior-year tax audits. This item provided an 88 percentage point benefit to the effective tax rate of 22% for the first nine months of 2005 and is discussed in greater detail in Note 6 of Notes to Condensed Consolidated Financial Statements of this quarterly report.

Our nine months ended September 30, 2004 tax rate of -58% included a second quarter incremental benefit of $85 million for tax accrual reversals due to the settlement of tax audits while NCR was a subsidiary of AT&T.

Restructuring and Re-Engineering

During the third quarter of 2005, we continued with our re-engineering plans announced in 2002 to drive operational efficiency throughout our organization. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary costs and expenses from our business. As a result, we are currently ahead of our goal of delivering $350 million of annualized cost savings through 2006, using 2002 as a starting point. The transition of many of NCR’s key transaction processing activities to Accenture continued in the third quarter of 2005. We expect to complete the transition of most of these activities in 2005 with the majority of the remaining transition to occur in 2006. As part of this transition, NCR’s transaction processing activities will be streamlined and standardized for improved efficiency and consistency of practices globally. Another element of the re-engineering is our real estate consolidation and restructuring plan. We will continue to examine our portfolio of owned and leased properties during the coming periods in order to lower our overall facility costs. Our liability associated with these actions is discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

While we have many ongoing projects relating to our re-engineering plans, maintaining a strong level of internal control effectiveness is critical to our business. Ongoing business process initiatives which ultimately should improve our internal controls, such as the movement towards global processes, the continued implementation of an Enterprise Resource Planning (ERP) system, and the transition of key transaction processing activities and functions to Accenture, in the interim add to the task of ensuring an effective control structure. NCR’s management is focused on mitigating the risks involving these changes through constant oversight, conscientious design, and regular review of our internal control structure as we proceed with these initiatives.

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million. This initiative should result in annual cost savings of approximately $8 million beginning in 2006.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, reworkable service parts, and additions to capitalized software, to assess the financial performance of the Company. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statement of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

In millions	Nine Months Ended September 30
	2005	2004
Net cash provided by operating activities	$368	$241
Less: Net expenditures and proceeds for service parts	(66)	(65)
Less: Expenditures for property, plant and equipment	(50)	(55)
Less: Additions to capitalized software	(57)	(63)

Free cash flow	$195	$58

For the nine months ended September 30, 2005, cash provided by operating activities increased by $127 million, while capital expenditures decreased by $10 million, resulting in a net increase in free cash flow of $137 million compared to the nine months ended September 30, 2004. Cash from operating activities was higher largely due to improved net income (adjusted for non-cash items).

Financing activities and certain other investing activities are not included in our calculation of free cash flow. During the first nine months of 2005, we repurchased $320 million of our common stock under our share purchase programs authorized by the Board of Directors (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Partially offsetting this cash outflow was $117 million of cash proceeds from employee stock plan activities.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2004. Our guarantees and product warranties are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements.

Our cash and cash equivalents totaled $740 million as of September 30, 2005. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the 7.125% senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the 7.125% senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Acquisitions and Divestitures As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestures take place and we begin to include, or exclude as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments which are subject to financial market risk. The liabilities and assets of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on assets assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate trends within each country, particularly yields on high-quality long-term corporate bonds, to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations. Many countries around the world are in the process of updating their laws and regulations regarding pension funding, including the United States. These initiatives could require the Company to make significantly larger contributions to its pension plans in future years and increase the volatility of these contribution requirements.

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in our operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” The Company plans to adopt SFAS 123R beginning in 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as risk-free rate and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in our compensation plans, tax rate, or an unusually high amount of expirations of stock options.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the third quarter of 2005, the percentage of revenues from outside of the United States was 57%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country which could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations which could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations which may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. As further described in Note 3 of Notes to Condensed Consolidated Financial Statements, as a result of the WEEE Directive, our product distribution, logistics and waste management cost may increase and may adversely impact our financial condition. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound, and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the third quarter of 2005 as compared to the third quarter of 2004 based on comparable weighted averages for our functional currencies. This had a favorable impact of 1% on third quarter 2005 revenue versus third quarter 2004 revenue. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. As of September 30, 2005 and 2004, a 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $15 million and $21 million in the fair value of the hedge portfolio, respectively. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $15 million and $21 million in the fair value of the hedge portfolio as of September 30, 2005 and 2004, respectively.

The interest rate risk associated with our borrowing and investing activities at September 30, 2005 was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our 7.125% senior unsecured notes from the fixed rate to a variable rate.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At September 30, 2005 and 2004, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the third quarter of 2005, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities will be performed by Accenture. As of June 30, 2004, and going forward, as part of the transition of transaction processing, Accenture has assumed the primary responsibility for processing the quarter close activities including the majority of transaction processing for general ledger activities. We believe this was a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions and support during these transitions. Additional transition activities occurred in the first nine months of 2005 and are expected to continue throughout 2005.

In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing. In the first nine months of 2005, these improvements were made in a number of areas throughout the Company, including improved monitoring controls, management reporting, employee training, and information technology controls. We do not believe that any of these changes had a material impact, or reasonably are likely to have a material impact on, our internal control over financial reporting when considered individually; however, when viewed in the aggregate, these changes could be considered material.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the third quarter of 2005, the Company purchased 3 million shares of its common stock at an average price per share of $34.12 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999 and gives the Company a total remaining authorization of $554 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the nine months ended September 30, 2005, the total of these purchases were 10,155 shares at an average price of $37.16 per share.

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program
First quarter total	3,250,000	$36.93	1,375,000	1,875,000

Second quarter total	2,773,500	$35.42	1,473,500	1,300,000

July 1 through July 31, 2005	—	$—	—	—
August 1 through August 31, 2005	1,874,800	$34.88	424,800	1,450,000
September 1 through September 30, 2005	1,101,700	$32.82	100,000	1,001,700

Third quarter total	2,976,500	$34.12	524,800	2,451,700

Year to date total	9,000,000	$35.54	3,373,300	5,626,700

Shares and share prices reflect the impact of a two-for-one stock split effective on January 21, 2005.

In addition, subsequent to the blackout period, from October 31, 2005 through November 3, 2005, the Company repurchased approximately 800,000 shares for approximately $24 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on April 27, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 2, 2005).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Employment Agreement with James M. Ringler, dated July 11, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 13, 2005).

10.2	Stock Option Agreement with James M. Ringler, dated July 11, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 13, 2005).

10.3	Employment Agreement with William Nuti, dated July 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 2, 2005).

10.4	Summary of Nuti Employment Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated August 2, 2005).

31.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.

31.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.

32	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.

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

NCR CORPORATION

Date: November 4, 2005	By:	/s/ Peter J. Bocian
Peter J. Bocian
Senior Vice President and Chief Financial Officer