Form 10-K
period 2005-12-31
NCR CORP
filed 2006-03-10
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $6.6 billion. At January 31, 2006, there were approximately 182 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant’s Proxy Statement, dated March 10, 2006, issued in connection with the 2006 annual meeting of stockholders.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1. BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses interact, connect and relate with their customers.

Businesses

Data Warehousing solutions transform data into information, permitting businesses to respond with programs designed to improve business operations, customer acquisition, retention and profitability. By utilizing the Company’s automated-teller machines (ATMs), retail point-of-sale (POS) workstations and self-check-in/out systems, companies can capture and process transaction-based information. Services are an essential component of each of NCR’s offerings, and the Customer Services Division provides support services to purchasers of NCR products.

Industries Served

NCR provides specific solutions for the retail and financial industries, and through the Teradata® Data Warehousing and Customer Services businesses, the Company provides solutions for additional industries such as telecommunications, transportation, insurance, healthcare and consumer goods manufacturers, as well as governmental entities. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Company History

NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (“AT&T”) on September 19, 1991. Subsequently on December 31, 1996, AT&T distributed all of its interest in NCR to its stockholders (the “Distribution”). NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.”

Operating Segments

NCR operates in the information technology industry and categorizes its operations into six reportable segments: Data Warehousing, Financial Self Service (which includes the Company’s ATM business), Retail Store Automation, Customer Services, Systemedia, and Payment & Imaging and Other, each of which is described below. Each segment generally combines hardware, software, and professional and installation-related services.

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

Data Warehousing Segment

Products and Services

Under the Teradata brand name, NCR provides data warehousing solutions for customers worldwide that combine software, including the Teradata database and tools, data mining and analytical applications; hardware; and consulting and support services. These solutions can also include third-party products and services from leading technology and service partners.

Teradata helps clients integrate detailed enterprise-wide data such as customer, financial and operational data into a single data warehouse and provides the analytical capabilities to transform that data into information. As a result, clients have a consistent, accurate view of their data and businesses which gives them more accurate, insightful and timely information when and where they need it so they can make better and faster decisions. This approach provides clients with better insight, faster access to new analytics and less redundancy within their information technology infrastructure so they can maximize business value while minimizing their total cost of ownership.

Our data warehousing technologies provide a high level of performance, scalability, availability, and manageability for strategic and operational analytic requirements. Our professional service consultants combine a patent-pending methodology, deep industry expertise and years of hands-on experience to help clients quickly capture business value while minimizing risk.

Our customer services professionals provide a single source of support services to allow customers to maximize use and fully leverage the value of their investments in data warehousing.

Our Teradata Division is extending the use of traditional data warehousing by integrating advanced analytics into enterprise business processes, allowing companies to combine current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

Target Markets and Distribution Channels

Our Teradata Division offers data warehousing solutions to many major industries, including retail, financial services, telecommunications, travel, transportation, logistics, insurance, manufacturing, healthcare and government entities.

The Teradata business delivers its solutions through mostly direct sales channels, as well as alliances with system integrators, other independent software vendors, value-added resellers, distributors and original equipment manufacturers.

Competition

Our Teradata Division successfully competes with International Business Machines (IBM) Corporation and Oracle Corporation in the geographic areas where we sell. Key factors used to evaluate competitors in these markets are: data warehousing experience and customer references; technology leadership; product quality; performance and scalability; support and professional service capabilities; industry knowledge; and total cost of ownership. Teradata is one of only a few businesses that can provide complete, integrated and optimized data warehousing solutions that address all of these customer requirements.

Financial Self Service Segment

Products and Services

Our Financial Self Service business provides financial institutions, retailers and independent deployers with financial-oriented self service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite. Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Target Markets and Distribution Channels

NCR’s Financial Self Service solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. Financial Self Service solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both established and emerging markets. NCR has historically sold most of its Financial Self Service products and services through a direct sales channel, although a certain portion of revenues is derived through distributors. About 80% of product and service sales in recent years were made by the direct sales force; the remainder is sold through indirect channels.

Competition

Our Financial Self Service business competes with Diebold, Inc. and Wincor Nixdorf GmbH & Co. (“Wincor”) in markets where it operates. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

Retail Store Automation Segment

Products and Services

Retail Store Automation provides retail-oriented technologies such as POS terminals, self-check-in/out systems, self-service kiosks, bar-code scanners, software and services to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing satisfaction of the retailer’s customers.

Target Markets and Distribution Channels

NCR delivers Retail Store Automation solutions for the general merchandise, food and drug, and hospitality segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes fast food/quick service/table service, other restaurants and lodging. About 90% of NCR’s Retail Store Automation solutions are sold through a direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. With the 2004 acquisition of Kinetics Inc. and the 2005 acquisitions of both InfoAmerica and Galvanon, NCR has expanded its offering to include self-ticketing and self-check-in/out systems for the travel industry, including airlines and hotels, self-service food/deli ordering and patient management check-in/out in the healthcare sector.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates around the world. The Company believes that key competitive factors can vary by geographic area but typically include; value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard, Dell, Metrologic and PSC Inc., among others.

Customer Services

Services

Customer Services are an essential and integrated component of NCR’s complete solution offerings. The Customer Services Division provides maintenance and support services for NCR’s Financial Self Service, Retail Store Automation and Payment & Imaging businesses, as well as select third-party companies. Our Customer Services operating segment provides other services including site assessment and preparation, staging and implementation, and complete systems management. The Customer Services operating segment also includes the resale and service of third-party computer hardware from select manufacturers such as Cisco Systems, Dell and others who value and leverage NCR’s global service capability. However, NCR’s strategy is to focus on maintenance and support of NCR-branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

Target Markets and Distribution Channels

The focus of our Customer Services business is to provide service for other NCR solutions. However, Customer Services is also pursuing managed service relationships with its key customers. Longer term managed service arrangements serve to improve the efficiency and performance of the customer’s business, and increase the strategic and financial importance of its relationship with NCR. We also can and do provide services on competing technologies used in these segments – for example, IBM retail technologies and Diebold ATMs. The primary sales channel for Customer Services is NCR’s direct sales teams, which exist in all NCR operating segments. Our Customer Services team provides these services directly to end customers.

Competition

NCR faces competition for customer services from other technology providers, as well as from service-only firms, in all geographies where it operates around the world. The primary Customer Service competitors are the companies identified in NCR’s other solutions. Global technology providers are becoming more focused on services as a core business strategy. NCR also competes with a range of smaller regional and local service companies that differ by geography.

Systemedia

Products

Systemedia develops, produces and markets a complete line of printer consumables for all print technologies. Systemedia products include paper rolls for ATMs and POS workstations, inkjet and laser printer supplies, thermal transfer ribbons, labels, ink ribbons, laser documents, business forms, and specialty media items such as photo papers and presentation papers. Systemedia’s newest product line includes radio frequency identification (RFID) labels and tags. Systemedia products are designed to reduce paper-related failures and enable businesses to improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industry segments targeted by Systemedia include general merchandise, food and drug, hospitality, financial services and consumer goods manufacturing. Systemedia’s direct sales force focuses on providing solutions to major accounts in 26 countries. In addition, Systemedia products are sold through various channel partners including office product retailers, contract stationers, value-added resellers, as well as through telemarketing and the internet.

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

Payment & Imaging and Other Segment

Products and Services

Payment and Imaging provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Payment and Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, consulting and support services, our comprehensive Payment and Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

“Other” business activity included in this segment primarily relates to a small business in Japan.

Target Markets and Distribution Channels

NCR’s Payment and Imaging solutions primarily serve the financial services industry worldwide with a major focus on banks. NCR has historically distributed most of its Payment and Imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors. Approximately 80% of the traditional Payment and Imaging product sales in recent years were sold by our direct sales force; the remainder was sold through indirect channels.

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

Research and Development

We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs. Expenditures for research and development were $245 million in 2005, $242 million in 2004 and $233 million in 2003. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K report and is incorporated herein by reference.

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

Employees

On December 31, 2005, NCR had approximately 28,200 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2006 Annual Meeting of Stockholders (the 2006 Proxy Statement), portions of which are incorporated herein by reference. NCR will furnish the Code of Conduct and any other exhibit at cost. Document requests are available by calling or writing to:

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

Item 1A. RISK FACTORS

Information regarding risk factors is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report under the caption “Factors That May Affect Future Results,” and is incorporated herein by reference.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of January 1, 2006, NCR operated 292 facilities consisting of approximately 8.4 million square feet throughout the world. On a square footage basis, 60% of these facilities are owned and 40% are leased. Within the total facility portfolio, NCR operates 28 research and development and manufacturing facilities totaling 3 million square feet, 73% of which is owned. The remaining 5.4 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 53% owned. NCR maintains facilities in 62 countries. NCR believes its plants and facilities are suitable and adequate, and have sufficient production capacity to meet its current needs.

NCR and certain operating divisions (Teradata Data Warehousing, Financial Self Service, Payment & Imaging and Other, Systemedia and Customer Services) are headquartered in Dayton, Ohio. The Retail Store Automation operating division is headquartered in Atlanta, Georgia.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 328,000 holders of NCR common stock as of February 13, 2006. The following table presents the high and low per share prices for NCR common stock for each quarter of 2005 and 2004. These stock prices are adjusted for a two-for-one stock split that became effective on January 21, 2005.

	2005			2004
	High	Low		High	Low
1st Quarter	$39.84	$31.25	1st Quarter	$23.06	$19.36
2nd Quarter	$38.11	$32.37	2nd Quarter	$25.00	$22.00
3rd Quarter	$36.81	$29.42	3rd Quarter	$26.29	$21.01
4th Quarter	$35.13	$29.09	4th Quarter	$35.50	$24.19

Although NCR has historically not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the foreseeable future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors. Payment of dividends on NCR common stock would also be subject to such limitations as may be imposed by NCR’s credit facilities from time to time.

Purchase of Company Common Stock During 2005, the Company purchased 12 million shares of its common stock at an average price per share of $34.43 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999. As of December 31, 2005 the Company had a total remaining authorization of $477 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For 2005, the total of these purchases were 10,155 shares at an average price of $37.16 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ending December 31, 2005:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	3,250,000	$36.93	1,375,000	1,875,000	$184,815,295

Second quarter total	2,773,500	$35.42	1,473,500	1,300,000	$137,575,737

Third quarter total	2,976,500	$34.12	524,800	2,451,700	$54,176,345

October 1 through October 31, 2005	200,000	$30.28	—	200,000
November 1 through November 30, 2005	2,350,000	$30.55	300,000	2,050,000
December 1 through December 31, 2005	500,000	$34.45	250,000	250,000

Fourth quarter total	3,050,000	$31.17	550,000	2,500,000	$477,036,863

Year to date total	12,050,000	$34.43	3,923,300	8,126,700	$477,036,863

Shares and share prices reflect the impact of a two-for-one stock split effective on January 21, 2005.

In addition, subsequent to the Company’s customary blackout period surrounding the release of earnings, from January 30, 2006 through March 9, 2006, the Company repurchased approximately 2.2 million shares for approximately $86 million.

Item 6. NCR CORPORATION SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts

For the year ended December 31	2005[1]	2004[2]	2003[3]	2002[4]	2001[5]
Revenue	$6,028	$5,984	$5,598	$5,585	$5,917
Income from operations	$410	$233	$130	$189	$186
Other expense (income), net	$14	$(18)	$58	$58	$62
Income tax (benefit) expense	$(133)	$(39)	$14	$3	$(97)
Net income (loss)	$529	$290	$58	$(220)	$217
Net income (loss) per common share
Basic	$2.86	$1.55	$0.31	$(1.13)	$1.12
Diluted	$2.80	$1.51	$0.30	$(1.10)	$1.09

At December 31
Total assets	$5,287	$5,554	$5,197	$4,672	$4,855
Debt	$307	$309	$310	$311	$148
Stockholders’ equity	$2,035	$2,086	$1,875	$1,325	$2,027
Cash dividends	—	—	—	—	—
Number of employees and contractors	28,200	28,500	29,000	30,100	31,400

1	Income from operations for 2005 includes $19 million of pension expense associated with an early-retirement program and $7 million from reductions of accruals made in previous periods for purchased goods and services. Other income for 2005 includes $13 million of net gains from the sale of real estate, a $6 million contribution for multi-year funding of NCR’s charitable foundation, and a $10 million write-down of an equity investment in Germany. The Company also realized income tax benefits totaling $214 million from the favorable settlement of prior year tax audits and $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom.
2	Income from operations for 2004 includes $5 million of cost associated with the exiting of real estate facilities. Other income for 2004 includes $17 million of real estate gains, $3 million for an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved, and a $9 million release of a reserve previously established for the Company’s anticipated exit of certain countries in the Middle East and Africa Region. The Company also realized an $85 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T.
3	Other expense for 2003 includes $37 million for a charge associated with the Fox River environmental matter and $6 million reversal of a charge related to the Lucent indemnification claim recorded in 2002.
4	Income from operations for 2002 includes real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million. Net income also includes a $348 million net-of-tax cumulative effect of accounting change charge for goodwill impairment relating to the adoption of Statement of Financial Accounting Standards No. 142, and the after-tax impacts of real estate consolidation impairment charges of $8 million, marketable securities write-down to fair value in Japan of $14 million, a charge of $9 million for a Lucent indemnification claim, and an income tax benefit of $35 million relating to tax refunds and use of foreign tax credits.
5	Income from operations for 2001 includes a $39 million provision for loans and receivables related to Credit Card Center, $9 million of integration costs related to acquisitions and $67 million of goodwill amortization. Net income for 2001 also includes the after-tax impacts of $40 million for a charge associated with the Fox River environmental matter, a $138 million tax benefit from the resolution of international income tax issues and a $4 million cumulative effect of adopting Statement of Financial Accounting Standards No. 133.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses build stronger relationships with their customers. Our market-leading Teradata Data Warehousing solutions transform data into an integrated view of a company’s business, allowing users to develop programs designed to lower their information technology-related costs; improve customer acquisition, retention and profitability; and to streamline their supply chain and business operations. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, and self-check-in/out systems, our Financial Self Service and Retail Store Automation solutions enable companies to address consumer demand for convenience, value and individual service. Our Customer Services Division provides support services for NCR’s solutions as well as select third-party products.

We provide solutions for the retail and financial industries through our Financial Self Service (which includes our ATM business) and Retail Store Automation businesses. Our Teradata Data Warehousing and Customer Services businesses also provide solutions for these industries as well as telecommunications, transportation, insurance, healthcare, manufacturing and governmental entities. We deliver our solutions to customers on a global basis, and categorize our results into four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific. Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon more than 120 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, available on the corporate governance page of our website.

2005 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were the significant themes and events for 2005:

•	Year-over-year revenue growth in Data Warehousing and an increasing percentage of self-service revenue in our Retail Store Automation business were largely offset by an anticipated decline in Customer Services revenue as the company is reducing lower-margin services contracts associated with some third-party products.

•	NCR’s improved cost structure and more favorable mix of revenue enabled operating margin improvement on very limited revenue growth.

•	Cash provided by operating activities notably improved year-over-year.

In 2005, we established three key value drivers in order to improve and measure our overall success. These drivers and our results against them were as follows:

1) Driving revenue growth in our key product segments – On a combined basis, our product segments, consisting of our Teradata Data Warehousing, Financial Self Service (ATMs) and Retail Store Automation systems, experienced revenue growth in 2005 compared to 2004. The increase was primarily driven by our Data Warehousing segment, which increased 9% from 2004. Financial Self Service was up 1% whereas Retail Store Automation was down 1%.

2) Improving the profitability of our Customer Services operating segment – We are driving operational and financial improvement by lowering our service delivery costs, improving the percentage of NCR ATMs and POS equipment that is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability. The structural changes to reduce costs and the increasing focus on maintenance of NCR-branded products, as along with the improved performance related to third-party products, enabled operating income to improve by $107 million year-over-year.

3) Continuing to reduce spending to achieve optimum operating performance – We have continued to make progress in reducing our infrastructure cost in 2005. We are firmly on track to deliver $350 million of annualized cost savings through 2006, using 2002 as a starting point. The next phase of our cost reduction actions will target cost of goods sold such as manufacturing costs, supply chain efficiencies, and process improvements, such as our order/invoice system. These improvements may be offset by other factors, such as increased investments and continued price erosion. Please refer to the “Restructuring and Re-engineering” section in this MD&A for further details on our cost reductions efforts.

STRATEGY OVERVIEW

Building on the value drivers established in 2005, our strategic initiatives to increase operating income and return maximum value to our stakeholders include:

1) Increased productivity / competitive cost structure – Our future vision is to deliver the right products in the right geographies at the right time and cost by utilizing state-of-the-art technologies and processes. The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, supply chain, customer services delivery and our overall management system.

2) Profitable growth – We expect to continue to optimize our investments in demand creation to increase NCR’s market coverage in areas with the greatest potential for profitable growth. We expect these investments to provide benefits in 2007 and beyond. We believe that NCR has growth opportunities in data warehousing, enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. We expect to continue to grow our businesses organically as well as through targeted acquisitions and strategic partnerships.

3) High-performance culture – To achieve a higher level of performance and growth, the Company expects to work in close collaboration with our customers to more efficiently address and anticipate their needs, allowing us to effectively innovate our products, solutions and processes to meet ever-changing market demands and customer requirements.

FUTURE TRENDS

We are projecting that the capital spending environment in 2006 will be about the same as what was experienced in 2005, and are forecasting NCR’s 2006 revenue to be roughly the same as was generated in 2005, including an expected 1-2% of negative impact from foreign currency fluctuations. We expect our 2006 operating income to increase due to a more favorable mix of revenue as higher margin data warehousing and self-service technologies increase as a percent of the total. In addition, we expect the continued reduction of our infrastructure costs and the restructuring of our Customer Services business to positively impact operating income.

We see the following as the most significant risks to the execution of our initiatives:

•	Global capital spending environment

•	Competition and loss of market share

•	Executing our Customer Services transformation process

•	Impact of pension expense

•	Price erosion

Further discussion on our risk factors is included under “Factors That May Affect Future Results” of this MD&A.

RESULTS FROM OPERATIONS

In millions	2005	2004	2003
Consolidated revenue	$6,028	$5,984	$5,598

Consolidated gross margin	$1,731	$1,616	$1,534

Consolidated operating expenses:
Selling, general and administrative expenses	1,076	1,141	1,171
Research and development expenses	245	242	233

Total consolidated income from operations	$410	$233	$130

2005 compared to 2004 results discussion

Total revenue increased 1% from 2004, with little impact from year-over-year foreign currency fluctuations. Please refer to the “Revenue and Operating Income (Loss) by Segment” section in this MD&A for details regarding our segment results.

The following table presents data for revenue by region for the years ended December 31:

In millions	2005	% of Total	2004	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$3,068	51%	$2,956	49%	4%	4%
Europe/Middle East/Africa (EMEA)	1,934	32%	1,933	32%	0%	0%
Japan	433	7%	457	8%	(5)%	(3)%
Asia/Pacific (excluding Japan)	593	10%	638	11%	(7)%	(10)%

Consolidated revenue	$6,028	100%	$5,984	100%	1%	1%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by restating 2004 results using 2005 monthly average currency rates.

The revenue growth in the Americas region was due to higher revenues in Data Warehousing and Financial Self Service. In our EMEA region, moderate growth in many of our businesses was offset by the expected decline in Customer Services. In Japan, growth from Data Warehousing and Payment & Imaging and Other was more than offset by declines in our other businesses. Finally, in our Asia/Pacific region, revenue declined in nearly all of our businesses. Financial Self Service revenue was significantly lower in this region as we continue to exercise price discipline in a very price-sensitive market. Trends in the Asia/Pacific region are difficult to anticipate due to the cyclical nature and size of transactions.

Income from operations increased due to a more favorable mix of revenue coming from Data Warehousing, lower cost and expense, and improved services margins. The lower cost and expense more than offset price erosion experienced across all of our major product offerings.

2004 compared to 2003 results discussion

NCR’s revenue for 2004 was a 7% increase from 2003. Foreign currency fluctuations provided 4% of benefit to the year-over year comparison.

The following table presents data for revenue by region for the years ended December 31:

In millions	2004	% of Total	2003	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$2,956	49%	$2,748	49%	8%	7%
Europe/Middle East/Africa (EMEA)	1,933	32%	1,793	32%	8%	(0)%
Japan	457	8%	460	8%	(1)%	(7)%
Asia/Pacific (excluding Japan)	638	11%	597	11%	7%	3%

Consolidated revenue	$5,984	100%	$5,598	100%	7%	3%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by restating 2003 results using 2004 monthly average currency rates.

In the Americas region, the revenue growth was attributable to strong volumes in our three major product segments of Financial Self Service, Data Warehousing and Retail Store Automation. The growth in our EMEA region was primarily due to changes in foreign currency rates and increased volumes in Financial Self Service, which was offset somewhat by declines in Payment & Imaging and Other. In Japan, a volume increase in Data Warehousing was more than offset by declines in nearly every other segment. In the Asia/Pacific region, foreign currency changes primarily drove the revenue increase. Certain segments, such as Financial Self Service, Retail Store Automation, Systemedia and Data Warehousing, grew beyond the currency impact in Asia/Pacific; however, this growth was offset by volume declines in other businesses.

Income from operations increased primarily due to a combination of higher volumes in our three main product businesses, benefits from foreign currency fluctuations, and lower cost and expense. The increase in income from operations more than offset the increase in pension and severance expense, the incremental costs associated with the requirements of the Sarbanes-Oxley Act of 2002, and cost associated with exiting real estate facilities.

Revenue and Operating Income (Loss) by Segment

Our key solutions are categorized as Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments comprise hardware, software, and professional and installation-related services along with maintenance and support services in our Data Warehousing and Customer Services segments.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense, which was $150 million in 2005, $135 million in 2004, and $105 million in 2003, has been excluded from the operating income (loss) for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12 of Notes to Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations on revenue growth. The Company’s overall benefit from currency fluctuations was less than 1%. The Company benefited from currency fluctuations in our Asia/Pacific region by 3 percentage points. In Japan, the stronger U.S. Dollar resulted in a negative impact of 2%.

Data Warehousing provides the market-leading Teradata data warehousing database software, hardware platform, analytic solutions and related services that enable companies to gain a competitive advantage by more quickly and efficiently analyzing a single integrated view of customer, product, supply chain, financial and other business information and then delivering that business intelligence to the company’s decision-makers. This segment’s revenues are primarily generated in the enterprise data warehousing market, which is part of the larger database market.

Our main strategic initiative is to increase our market share in the enterprise data warehouse market and to increase our penetration in the overall data warehousing market. We plan to meet these goals by providing the technology, support and consulting services that companies need to capitalize on enterprise-wide analytics and maximize the usefulness of their existing data. We will continue to focus on customers that have large amounts and complex data to leverage, which would generate a continued need for enterprise analytics and consulting and potentially lead to future upgrades and expansion.

The following table presents Data Warehousing (including support services) revenue and operating income for the years ended December 31:

Data Warehousing	2005	2004	2003
In millions
Revenue	$1,480	$1,361	$1,213
Operating income	$309	$223	$145
Operating income as a percent of revenue	21%	16%	12%

Data Warehousing revenue increased 9% in 2005 from 2004. Revenue increased due to strong demand for enterprise data warehousing. The strong growth is indicative of customers valuing the superior analytical capabilities of our Data Warehousing solutions and the return on investment they can provide. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Operating income increased due primarily to higher volume and increased profitability from support services.

Data Warehousing revenue increased 12% in 2004 from 2003 due to an increase in both product sales and support services. Foreign currency fluctuations provided 4% of benefit to the year-over-year comparison. The increase in operating income from 2003 to 2004 reflects the increases in sales and support services. Consistent with our strategy, reductions in infrastructure costs allowed investment in sales and research and development initiatives.

While we have seen fluctuations in the information technology environment in the past, our outlook remains positive, as we expect to see continued growth in 2006 versus a very strong 2005. Our growth in support services and solution revenue should lead to higher 2006 operating income versus 2005 for this business. Our continued improvement in operating performance in 2006, should be somewhat offset by increased investment for future growth.

Financial Self Service provides ATM-related technologies including cash dispensers, services and software solutions to financial institutions, retailers and independent deployers. Our Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as the automation of cash and check deposits, bill payment, web-enablement and the dispensing of non-cash items.

The market demand for financial self-service products and services is expected to remain about the same in 2006. Our strategy is to fully distribute our sales force and invest in emerging markets such as China, India and Russia. Also, we believe we are well-positioned to take advantage of our market-leading deposit automation technology and software, which provide higher-value solutions. Additionally, we are making progress to create a competitive cost advantage for this business, optimizing our human and asset capital deployment in order to become a lower-cost supplier. This includes streamlining our supply chain and producing ATMs in the region generating the demand. Evidence of progress toward this goal is the opening of our new ATM assembly and distribution facility in Budapest, Hungary, which will help serve markets in Eastern Europe.

A significant event in the financial services marketplace is the Check Clearing for the 21st Century Act, or “Check 21,” which took effect in October 2004. The act is intended to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. The Financial Self Service business should realize benefits from this legislative change over the next several years. Financial institutions in the United States are rebuilding their infrastructure in order to clear and process checks electronically. As soon as they have these systems ready, NCR expects these financial institutions to upgrade their ATMs in order to allow checks to be digitally scanned upon deposit at the ATM so that they can eliminate the costly and slow process of clearing the paper form of the check.

The following table presents Financial Self Service revenue and operating income for the years ended December 31:

Financial Self Service (ATMs)	2005	2004	2003
In millions
Revenue	$1,390	$1,370	$1,149
Operating income	$212	$222	$165
Operating income as a percent of revenue	15%	16%	14%

Revenue for Financial Self Service increased 1% in 2005 from 2004. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. The increase in revenue was the result of strong growth in the Americas as financial institutions in the United States continued to upgrade their ATMs to comply with regulatory changes, which was partially offset by lower revenue in Asia/Pacific due to the adverse timing of transactions and an aggressive pricing environment. Operating income was lower in 2005 compared to 2004, as cost and expense reductions were not enough to offset competitive pricing pressure.

Revenue for Financial Self Service grew 19% in 2004 from 2003. The increase was the result of growth in all regions. In the Americas region, we benefited from financial institutions in the United States upgrading their ATM networks for regulatory changes. Growth in the EMEA region was reflective of banks upgrading their ATMs for the automation of cash deposits, as well as expansion of ATM networks in Eastern Europe. Growth in the Asia/Pacific region was broad-based with meaningful growth in several countries. Foreign currency fluctuations provided a benefit of 5% to the year-over-year revenue comparison. Operating income improved due to increased volume, the favorable movement of foreign currency, and expense reductions, which offset the effects of price erosion.

In 2006, we expect revenue for Financial Self Service to be roughly the same as in 2005. To maintain the profitability of this business, we are focused on properly selling the value of our technology and will continue to reduce our costs by improving the efficiency of our supply chain and leveraging the synergies of our global manufacturing locations. We expect operating income as a percent of revenue to be roughly in line with the previous year, assuming no change in the pricing environment.

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software, as well as innovative products such as our self-checkout systems and self-service kiosks, to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve operational efficiency for companies while increasing the satisfaction of their customers. NCR provides a highly competitive product offering for retailers in an increasingly commoditized market.

In 2005, the Retail Store Automation business continued to make improvements in lowering its cost structure, and will continue to focus on additional improvements in its operating model in 2006. Part of our longer-term strategy, in addition to lowering our cost structure, includes making investments in new technologies that are projected to increase efficiencies for retailers, such as self-service technologies and radio frequency identification (RFID) systems.

The following table presents Retail Store Automation revenue and operating income for the years ended December 31:

Retail Store Automation	2005	2004	2003
In millions
Revenue	$853	$864	$797
Operating income	$31	$26	$—
Operating income as a percent of revenue	4%	3%	0%

Retail Store Automation revenue was down 1% compared to 2004. Foreign currency fluctuations provided less than 1% of negative impact to the year-over-year revenue comparison. Despite a challenging market, revenues for self-service technologies increased year-over-year, nearly offsetting a decline in revenue from traditional POS terminals. In 2005, approximately 20% of revenue was from self-service technologies, which was partially aided by acquisitions. The increase in operating income in 2005 from 2004 was largely due to cost and expense reductions and a favorable mix of products sold.

In 2004, Retail Store Automation revenue grew 8% compared to 2003. The 2004 revenue growth was attributable to higher POS terminal and bar-code scanner volumes, software and professional services, as well as three percentage points of benefit from foreign currency rate changes. The operating income improvement of $26 million from 2003 to 2004 was the result of higher volumes mentioned above, cost and expense reductions, and favorable foreign currency fluctuations.

We expect higher 2006 revenue for Retail Store Automation solutions due to increasing demand for self-service technologies along with expansion of software and services. We expect about a third of our revenue to come from self-service technologies by 2007. Due to increased revenue anticipated from self-service technologies and our continuing actions to reduce cost and expense in this business, we expect operating income to improve in 2006.

Customer Services are an essential component of our complete solution offerings. NCR’s Customer Services Division provides maintenance and support services for NCR’s products as well as some third-party products. Maintenance and support services include site design, staging and implementation, and complete systems management.

We believe that customers value the integration of maintenance and support services with the hardware and software they purchase. However, heavy competition in the services industry and anticipated revenue declines from businesses we have exited in prior years has led to lower revenues in our Customer Services business over the past few years. The exited businesses relate to higher-margin maintenance contracts associated with bank branch automation, account processing and low-end server hardware we stopped selling several years ago. We have taken steps to reverse the trend of declining profitability through cost management, such as the realignment of call centers we operate, and through operational efficiencies, such as implementing a call-dispatching and productivity tool.

We have developed a long-term services transformation process designed to deliver the operating margins we expect from this business. For 2006, we will continue to pursue the following operational goals that were set in 2005:

•	Drive profitable growth related to NCR-branded products. We will continue to support third-party products when doing so aligns with our strategic and financial objectives.

•	Increase the linkage between product engineering and the serviceability of our products (e.g., ATMs, POS systems).

•	Further reduce infrastructure and service delivery costs.

•	Build diagnostics into our products to improve the remote diagnostics and serviceability of our products.

•	Ensure that NCR intellectual property (IP) rights are not violated by third-parties.

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

The following table presents Customer Services revenue and operating income (loss) for the years ended December 31:

Customer Services	2005	2004	2003
In millions
Revenue	$1,825	$1,913	$1,963
Operating income (loss)	$50	$(57)	$(39)
Operating income (loss) as a percent of revenue	3%	-3%	-2%

Customer Services revenue decreased 5% in 2005 compared to 2004. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. In line with our strategy to improve our revenue mix, revenue was down as we continue to reduce our focus on third-party maintenance business. Partially offsetting this decline was 3% growth in maintenance revenue of NCR-branded products. This strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, mentioned earlier in this section, enabled operating income to significantly improve in 2005 compared to 2004. 2004 results included $10 million of higher severance expense related to actions to improve profitability along with an $11 million charge for the settlement of an agreement entered into in 2002 with a services partner.

Revenue for Customer Services decreased 3% in 2004 compared to 2003. Foreign currency fluctuations provided a 4% benefit to year-over-year revenue comparison. Customer Services revenue was impacted by lower revenue from the maintenance and sale of third-party products and continued price erosion as competition for services remains strong. Also affecting the year-over-year comparison was the declining base of high-margin revenue associated with businesses we previously exited. Operating income declined due to price erosion and the effect of exited businesses, as well as from actions taken to correct the operating costs for this business. Planned headcount reductions resulted in higher severance-related postemployment benefits expense of $13 million in 2004. The 2004 results also included an $11 million charge for the settlement of an agreement entered into in 2002 with a services partner.

Customer Services segment revenue in 2006 is expected to be down compared to 2005 as planned declines in third-party maintenance contracts and price erosion continue to offset gains in maintenance revenue of NCR-branded products. However, due to an improving mix of revenue and the cost actions mentioned above, operating income in 2006 is expected to increase compared to 2005.

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

The printer consumables market is highly fragmented, and market consolidation continues due to lower levels of demand in traditional media products such as paper rolls, fax paper, ink ribbons and forms. To compete effectively in this market, we are working to drive cost out of our supply chain. This includes sourcing raw material and finished products from low-cost regions, reducing distribution costs, automating manufacturing to reduce labor and consolidating production wherever possible.

Future growth is expected to come from new products such as RFID labels and two-sided thermal paper. Two-sided thermal printing is a new printing technology that enables customers to simultaneously print on the front and back of customer receipts.

The following table presents Systemedia revenue and operating income for the years ended December 31:

Systemedia	2005	2004	2003
In millions
Revenue	$504	$512	$494
Operating income	$—	$8	$14
Operating income as a percent of revenue	0%	2%	3%

Revenue for Systemedia was down 2% in 2005 compared to 2004. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. The decline in revenue was mainly attributable to competitive pricing pressure experienced in all regions where we operate. Operating income decreased in 2005 compared to 2004. Manufacturing cost and expense reductions were more than offset by the increase in product cost and impact of competitive pricing pressure.

Revenue for Systemedia increased 4% in 2004 from 2003. Excluding the impact of foreign exchange fluctuations, revenue was unchanged. Growth in the Americas and Asia/Pacific regions was offset by declines in the EMEA region and Japan. The decrease in operating income from 2003 was due to competition for traditional media products, which affects both pricing and volumes. Cost and expense reductions were somewhat offset by significant increases in paper prices, which represents the largest percentage of product cost for this business.

We expect revenue to be down in 2006 versus 2005. We anticipate strong competition, especially in our mature product offerings, more than offsetting growth in new products. We believe that operating income will improve in 2006 due to our actions to reduce cost of goods sold.

Payment & Imaging and Other provide end-to-end solutions for both traditional paper-based and image-based check and item processing. Our imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment & Imaging solutions enable check and item-based transactions to be digitally scanned, processed and retained within a flexible, scalable environment. Other business included in this segment primarily relates to a business in Japan.

The most significant event that has occurred in the check payment and imaging marketplace in recent years was “Check 21,” which took effect in October of 2004. The act is intended to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. Although we offer image-based solutions and services, as the need for digital imaging increases, the reliance on products that were designed for paper-based processing will decrease. Revenue growth in this segment will be challenging given these market dynamics.

The following table presents Payment & Imaging and Other revenue and operating income for the years ended December 31:

Payment & Imaging and Other	2005	2004	2003
In millions
Revenue	$165	$173	$191
Operating income	$16	$10	$16
Operating income as a percent of revenue	10%	6%	8%

Revenue for this segment decreased 5% compared to 2004. Foreign currency fluctuations had a 1% negative impact on the year-over-year revenue comparison. The operating income improvement in 2005 compared to 2004 was mainly driven by continued cost and expense reductions.

2004 revenue was down 9% compared to 2003. Foreign currency fluctuations provided a 2% benefit to the year-over-year revenue comparison. Operating income decreased in 2004 due to the volume decline and the continued shift in our revenue base from higher-margin traditional processing equipment to lower-margin imaging solutions as a result of the regulatory changes mentioned above.

As financial institutions continue to comply with “Check 21” and invest in their check processing infrastructure, we expect a shift to digital imaging products from traditional paper processing systems. The impact of this shift is anticipated to result in lower revenue for 2006 and lower operating income for this business due to the high margins associated with traditional check processing equipment.

Restructuring and Re-engineering

During 2005, we continued with our re-engineering plans announced in 2002 to drive operational efficiency throughout our Company. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary costs and expenses from our business. As a result, we are firmly on track to delivering $350 million of annualized cost savings through 2006, using 2002 as a starting point. In addition to the activities described above in our businesses, we have made changes in our infrastructure to bring our costs in line with industry benchmarks. Regarding NCR’s internal information technology, we have replaced or will continue to replace most major company applications, migrating from country-centric applications to new enterprise applications such as our Enterprise Resource Planning (ERP) system, our global human resources system and our Teradata Enterprise Data Warehouse. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses. In our finance and administration area, we reorganized and reduced our workforce to a lower cost structure. In 2003, NCR entered into a service agreement with Accenture LLP (Accenture), a global outsourcing services provider, under which many of NCR’s key transaction processing activities, including overall and day-to-day responsibility for order and revenue processing, accounts receivable, accounts payable and the Company’s general ledger function, are performed by Accenture. Because of this transition, NCR’s transaction processing activities are better streamlined and standardized resulting in improved efficiency and consistency of practices globally. As a result, we have significantly reduced our overall finance and administration costs and improved the use of global and regional centers for transaction processing.

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million. This initiative should result in annual cost savings of approximately $8 million in 2006. As part of our continued actions to improve profitability in Customer Services, we expect to offer a second early retirement program to qualified Customer Service engineers in the first quarter of 2006. Depending on the level of participation in this program, the Company could see up to a $20 million, non-cash charge to pension expense in the first quarter of 2006. Assuming that 50% of those eligible do participate, we would incur approximately $10 million of additional non-cash pension expense in the first quarter of 2006. This initiative should result in annual cost savings of $3 to $4 million, beginning in late 2006.

Another element of the re-engineering is our real estate consolidation and restructuring plan. During 2005, we reduced our number of properties by 60, representing a 17% reduction in total properties from 2004. Although the reduction in number of properties may be lower in future periods as compared to 2005, we will continue to examine our portfolio of owned and leased properties in order to lower our overall facility costs.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $16 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2004 was $6 million. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. In the third quarter of 2005, based on our quarterly assessment, the reserve was increased by $6 million. The increase was taken to account for changes in the estimates of the anticipated vacant periods, free rent and loss on subleases based on current market conditions. During 2005, the Company utilized $4 million of the reserve. The remaining lease obligations will expire over various dates through 2015. The remaining balance of this recorded liability on December 31, 2005 was $8 million.

Effects of Pension, Postemployment and Postretirement Benefit Plans

NCR’s cost and expense for the years ended December 31 was impacted by certain employee benefit plans as shown below:

In millions	2005	2004	2003
Pension expense	$150	$135	$105
Postemployment expense	84	95	79
Postretirement expense	3	3	8

Total expense	$237	$233	$192

We recorded $150 million of pension expense in 2005 versus $135 million of pension expense in 2004. This increase was due primarily to $19 million of non-cash special termination benefits recognized in the second quarter of 2005 that were related to the early retirement program described in more detail in the Restructuring and Re-Engineering section of this MD&A. Pension expense also increased $30 million in 2004 relative to 2003 due primarily to the changes in discount rates and the impact of the investment performance of our pension fund portfolio in the difficult market environments during 2000 through 2002. Also during 2004, we made changes to our U.S. defined benefit pension plans in order to limit participation only to employees who were at least 40 years old and hired by August 31, 2004. As of September 1, 2004, the plans were closed to new participants. We expect pension expense of approximately $140 million in 2006 excluding the impact of any non-cash charge that may arise from the early retirement program currently being offered to certain Customer Services engineers located in the U.S. This is discussed in more detail in the Restructuring and Re-Engineering section of this MD&A.

In 2005, global capital market developments resulted in a decline in the discount rates used to estimate the pension liability. As a result, the accumulated benefit obligation of certain pension plans exceeded the fair value of plan assets for those pension plans, and NCR was required to adjust the minimum liability recorded in the consolidated balance sheet. This $403 million charge decreased prepaid pension costs by $316 million, increased pension liabilities by $87 million, increased deferred taxes by $134 million, and increased other comprehensive loss by $269 million. This non-cash charge did not affect our 2005 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

Postemployment expense (severance and disability medical) decreased to $84 million in 2005, versus $95 million in 2004. This decrease was driven primarily by changes in the severance benefit formulas in a number of countries. Postemployment expense increased $16 million in 2004 relative to 2003. This increase in expense was mainly due to an expected higher level of involuntary turnover, primarily driven by the Company’s infrastructure cost reduction initiatives, as well as lower discount rates in many countries in 2004.

Postretirement plan expense (medical) in 2005 was unchanged at $3 million in 2005. This expense decreased to $3 million in 2004 from $8 million in 2003 primarily due to the elimination of the U.S. postretirement life insurance benefit, and increases in retiree cost sharing announced in 2003. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in the United States. This new law will not have any material impact on NCR’s postretirement plan liabilities or expense as the Company does not provide prescription drug benefits to its Medicare-eligible retirees.

Gross Margin

Gross margin as a percentage of revenue for 2005 increased to 28.7% from 27.0% in 2004. Both services gross margin and product gross margin increased year-over-year. Product gross margin increased slightly to 35.9% in 2005 from 35.6% in 2004. Improved mix of products sold along with cost reductions helped to reduce the impact of competitive pricing pressure. Services gross margin improved to 20.6% in 2005 compared to 17.3% in 2004. Services gross margin increased due to the structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products.

In 2004, gross margin as a percentage of total revenue declined to 27.0% from 27.4% in 2003. Both product and services gross margins were down versus the prior year. Most of the decline was due to $20 million of higher pension cost recorded in cost of sales in 2004 compared to 2003. Additionally, price erosion had an adverse effect on gross margin.

Operating Expenses

Our 2005 operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Consolidated Statements of Operations, were $1,321 million in 2005 compared to $1,383 million in 2004. As a percentage of revenue, total operating expenses for 2005 improved to 21.9% from 23.1% in 2004. The decrease is the result of our continued efforts to improve our cost infrastructure and curtail our discretionary spending while reallocating some of these resources to demand creation and research and development activities for our three major product businesses.

Operating expenses decreased to $1,383 million in 2004 versus $1,404 million in 2003. Lower expenses were directly related to the reduction of our infrastructure expenditures. The reduction in these areas was partially offset by the increased investment in sales and demand creation in our Data Warehousing and Financial Self Service segments, research and development, and $10 million more of pension expense.

In 2006, we plan to continue reducing our infrastructure costs as compared to 2005. A larger portion of our cost savings will be reinvested to improve demand generation capabilities. We are committed to new product development and will focus on achieving maximum yield from our research and development spending and resources.

Interest and Other Expense and Income Items

Interest expense was $23 million in 2005, $23 million in 2004 and $26 million in 2003. The decrease in interest expense in 2004 from 2003 was driven by lower interest rates from an interest rate swap and by the elimination of certain borrowings against company-owned life insurance policies. In November 2003, the Company entered into an interest rate swap agreement that converted $50 million of the debt to a variable rate. Although this variable rate was in line with the fixed rate as of December 31, 2005, changes in the interest rate markets could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher expenses and cash outflows.

Other income and expense, net, was $9 million of income in 2005, $41 million of income in 2004 and $32 million of expense in 2003. 2005 included $10 million of expense from the write-down of an equity investment in Germany, $13 million in real estate gains and $6 million of expense for funding to NCR’s foundation for charitable giving. 2004 included $17 million of real estate gains, $3 million related to receipt of an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved and a $9 million release of a reserve for exit of certain countries in the Middle East and Africa region.

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

Income Taxes

The income tax benefit was $133 million in 2005 compared to an income tax benefit of $39 million in 2004 and income tax expense of $14 million in 2003. The income tax benefit in 2005 included benefits of $214 million that were related to the successful resolution of prior-year tax audits and $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom. The tax benefit in 2004 included an $85 million benefit resulting from a favorable settlement of tax audit items relating to the period when NCR was a subsidiary of AT&T. The income tax expense in 2003 included $24 million for an increase to the valuation allowance established against deferred tax assets of NCR’s Japanese subsidiaries.

Including $214 million of tax benefits from the resolution of tax audits and the $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom, our income tax rate for 2005 was approximately (34%). Our effective operating 2005 tax rate was 23%. The 2005 effective tax rate was favorably impacted by profit generated in several foreign countries that have lower effective tax rates due to prior-year losses. Including the $85 million of tax benefits, our income tax rate for 2004 was approximately (16%). Our effective operating 2004 tax rate was 18%. Our income tax rate for 2003 was approximately 19%, and included the impact of the reserve taken for the Fox River environmental matter and income related to the Lucent indemnification claim. These items provided a 5 percentage point benefit to the income tax rate for 2003. Each year, our effective tax rate includes a certain amount of benefit related to the use of foreign tax credits. We anticipate that our effective tax rate will be approximately 22% in 2006. However, changes in profit mix or other events, such as tax audit settlements, could change this rate.

The Internal Revenue Service (IRS) has completed its examination of the income tax returns, excluding amendments, of NCR for all years through 2002. As of December 31, 2005, the IRS was in the process of examining NCR’s income tax returns for years 2003 and 2004. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that it is appropriately reserved for any outstanding issues of these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

To assess the financial performance of the Company, NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment; reworkable service parts; and additions to capitalized software. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows the changes in net cash provided by operating activities and capital expenditures for the following years:

In millions	2005	2004	2003
Net cash provided by operating activities	$608	$436	$441
Less:
Net expenditures and proceeds for service parts	(94)	(92)	(96)
Expenditures for property, plant and equipment	(73)	(77)	(63)
Additions to capitalized software	(74)	(85)	(70)

Free cash flow	$367	$182	$212

For 2005, cash provided by operating activities increased by $172 million, while capital expenditures decreased by $13 million, resulting in a net increase in free cash flow of $185 million compared to 2004. Cash from operating activities was higher largely due to improved net income (adjusted for non-cash items). The increase in our net income in 2005 as compared to 2004 was due to a more favorable mix of revenue coming from Data Warehousing, lower cost and expense, and improved services margins.

The net changes in asset and liability balances had a minimal impact on operating cash flow in 2005. Operating cash flow was favorably impacted by increases of $34 million in customer deposits and deferred service revenue. The increase in customer deposits and deferred service revenue balance was mainly due to a higher volume of customer deposits in certain geographies. In addition, the cash outflows related to employee severance, pension and postretirement were less than the amount of expense for these items, resulting in a $42 million favorable impact to cash flow. Partially offsetting these items were negative cash flow impacts from net decreases in current payables (largely payroll liabilities) of $37 million and other liabilities of $50 million driven largely by timing of payments.

In 2005, our capital expenditures decreased to $241 million from $254 million in 2004. We expect capital expenditures for 2006 to be approximately $275 million. We expect net cash provided by operating activities less capital expenditures, otherwise defined as free cash flow, to be about $310 to $320 million in 2006.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $11 million from the sale of real estate and $25 million of cash used for mainly acquisition-related activity. Our financing activities in 2005 mainly consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During 2005, we purchased 12.1 million shares of NCR common stock for $415 million as compared to 17.2 million shares purchased for $428 million in 2004. Shares for 2005 and 2004 reflect the impact of a two-for-one stock split effective January 21, 2005. Cash inflows from stock plans were $138 million in 2005 compared to $260 million in 2004, the decrease was driven by a decline in the number of options exercised by employees. The net impact of our share purchases and issuances in 2005 was a reduction of 4.9 million shares outstanding as compared to 2004. The share purchases are part of a systematic purchase program authorized by NCR’s Board of Directors. We will continue this program in 2006; however, the amount of stock purchases may vary from past years depending on several factors, including the amount of exercises of stock compensation awards and employee stock purchase plan activity.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations at December 31, 2005, with projected cash payments in the years shown:

In millions	Total Amounts	2006	2007- 2008	2009- 2010	2011 and thereafter
Debt obligations	$307	$2	$—	$300	$5
Lease obligations	224	46	67	41	70
Purchase obligations	545	399	57	40	49

Total debt, lease and purchase obligations	$1,076	$447	$124	$381	$124

As of December 31, 2005, we have short- and long-term debt totaling $307 million, of which a significant portion is from our senior unsecured notes due in 2009. As previously discussed, $50 million of the notes were converted to a variable rate in November 2003 through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15, and contain certain covenants typical of this type of debt instrument.

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

We have short- and long-term liabilities in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties and several guarantees to third parties that may affect future cash flow. These “Commitments and Contingencies” are not included in the table of obligations shown above, and are described in detail in Note 11 of Notes to Consolidated Financial Statements.

Our U.S. and international employee benefit plans, which are described in Note 9 of Notes to Consolidated Financial Statements, “Employee Benefit Plans,” could require significant future cash payments. The unfunded status of NCR’s U.S. retirement plans increased to $274 million in 2005 from $178 million in 2004. The increase is attributable to an increase in benefit obligations resulting from the reduction in the discount rate used to calculate the present value of future pension liabilities and the use of updated mortality tables, which was partially offset by a better than estimated return on pension assets. The unfunded status of our international retirement plans decreased from $281 million to $184 million. Asset returns, Company contributions and foreign currency translation adjustments contributed positively, but were partially offset by increases in our benefit obligations due to reductions in our discount rate assumptions and additional benefit accruals. The Company did not make any contributions to its U.S. qualified pension plan in 2005, and we do not expect to be required to make any contributions in 2006. Several legislative changes were recently proposed that would impact our U.S. pension plans, if adopted. These proposals would alter the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. The proposals are being discussed and debated; however, many details need to be specified, and the proposals then would have to be approved by the U.S. Congress. The funding requirements for our U.S. pension plan could be significantly affected by these proposed changes, if they are adopted. Contributions to international and executive pension plans are expected to increase from $110 million in 2005 to approximately $130 million in 2006.

In October 2004, the Company replaced a $200 million 364-day unsecured credit facility with a $200 million five-year unsecured credit facility with a syndicate of financial institutions. In addition to the $200 million facility, the Company has a $400 million, five-year unsecured revolving credit facility that the Company entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2005 and 2004.

Our cash, cash equivalents and short-term investments totaled $810 million as of December 31, 2005. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Off-Balance Sheet Arrangements As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any material unconsolidated SPE transactions.

Please see Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information on guarantees associated with NCR’s business activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other documents that we file with the U.S. Securities and Exchange Commission (SEC), as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Operating Result Fluctuations Our revenue and operating results could fluctuate for a number of reasons, including:

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

Contractual Obligations of Consulting Services We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers that may extend to multiple periods. Our profitability is largely a function of performing to customer contractual arrangements within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability related to these contracts may be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions and Divestitures As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestitures take place and we begin to include, or exclude as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. The liabilities, assets and costs of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), “Employer’s Accounting for Pensions.” In conforming to the requirements of SFAS 87, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates.” Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on asset assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations. Many countries around the world are in the process of updating their laws and regulations regarding pension funding, including the United States. These initiatives could require the Company to make significantly larger contributions to its pension plans in future years and increase the volatility of these contribution requirements.

Stock Option Accounting Similar to other companies, we use stock options as a form of compensation for certain employees. Currently, the expense of these stock options is not reflected in our operating results under accounting guidance from Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” The Company will adopt SFAS 123R beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as risk-free rate and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, or an unusually high amount of expirations of stock options.

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

Real Estate Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, we anticipate the exit of facilities, which may affect net income. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In 2005, the percentage of revenues from outside of the United States was 56%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions in a competitive, rapidly changing environment. The development process for our solutions, including our software application development programs and the migration of our Teradata Data Warehousing solution to the latest software and hardware platforms, requires high levels of innovation from both our software developers and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

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

Lack of information technology infrastructure, shortages in business capitalization, manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

Intellectual Property As a technology company, our intellectual property portfolio is key to our continuing ability to be a leading technology and services solutions provider. To that end, it is critical that we continue to develop leading technologies to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and application, diagnostic and other software we develop. To the extent we are not successful, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business would be impacted.

There has been a recent increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring and Re-engineering As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in substandard productivity levels. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We currently have many initiatives underway. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

Employees Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. Our current re-engineering efforts may adversely impact our workforce. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted.

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide ERP system and complete the transition of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 (as set forth in “Report of Management” included later in this annual report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. As further described in Note 1 of Notes to Consolidated Financial Statements, as a result of the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”), our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and in the “Critical Accounting Policies and Estimates” section of this MD&A, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes.

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

Allowance for Doubtful Accounts We evaluate the collectibility of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balances as an overall proxy to reflect historical average credit losses and provision for known issues. These percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied to all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectibility of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts as of December 31 was $25 million in 2005, $24 million in 2004, and $27 million in 2003. These allowances represent as a percent of gross receivables 1.9% in 2005, 1.8% in 2004 and 2.1% in 2003. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions deteriorate, we may increase our reserves for doubtful accounts.

Inventory Valuation Inventories are stated at lower of cost or market. Each quarter, our business segments reassess raw materials, work-in-process, parts and finished equipment inventory costs for purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and require each business segment to ensure that inventory balances are adjusted for any inventory exposure due to age or excess of cost over market value.

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

Our excess and obsolete reserves for inventory were $52 million in 2005, $56 million in 2004 and $50 million in 2003. These reserves represent as a percent of gross inventory 12.7% in 2005, 13.5% in 2004 and 13.9% in 2003. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

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

Future warranty obligation costs are based upon historic factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability based upon an estimated cost to provide the service over the warranty period.

Total warranty costs were $52 million in 2005, $44 million in 2004 and $43 million in 2003. Warranty costs as a percent of total product revenues were 1.6% in 2005, 1.4% in 2004 and 1.5% in 2003. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

The key assumptions used in developing our 2005 pension and postretirement plan expense were discount rates of 5.75% and 5.25%, respectively, and expected return on assets assumption of 8.5% for our U.S. plans, which represent 64% and 100% of pension and postretirement plan obligations, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased pre-tax 2005 income by approximately $11 million ($11 million in pension expense and $0.1 million in postretirement expense). Likewise, a 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased pre-tax 2005 income by approximately $5 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. In determining 2006 pension and postretirement expense for the U.S. plans, we intend to use discount rates of 5.5% and 5.25%, respectively, and an expected rate of return on assets assumption of 8.5%. The most significant assumption used in developing our 2005 postemployment plan expense was the assumed rate of involuntary turnover of 5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased pre-tax 2005 expense by approximately $5 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Mortality assumptions were updated as of December 31, 2005 for our U.S. Pension Plan to a newer mortality table that better reflects our employees’ demographic base. This resulted in an increase in our pension obligation of approximately $65 million. Additionally, this change is expected to increase 2006 pension expense by approximately $13 million.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.” To the extent the amount of a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” with respect to the Fox River matter (Note 11), when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

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

Our reserve for the Fox River matter was revised as of December 31, 2005, and it is now approximately $58 million (after taking into consideration amounts expected to be recovered under an indemnity agreement and insurance settlement agreements, discussed in Note 11). The considerations we took into account in revising our reserve are set forth in Note 11. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

As described below and in Note 11, while progress has been made in the engineering design of the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties, including the amount of dredging that will be required by the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources (the Governments); how contaminated sediments will be managed; the accuracy of existing cost estimates; and the extent of NCR’s eventual liability.

In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability, which we expect will be paid out over a period of at least ten to twenty years, will depend on a number of factors, the most significant of which include:

•	The total clean-up costs for the site (we now use the best estimate within a range of reasonably possible outcomes – $551 million – which consists of the current estimate of the lower river clean-up developed by the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 20% contingency for both);

•	The total natural resource damages for the site (we now use the best estimate within a range of reasonably possible outcomes – $131 million – which is based on current information available to us);

•	The share NCR and API will jointly bear of the total clean-up costs and natural resource damages (we use the low end of the range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the Fox River);

•	The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (we use 45% for the first $75 million and 40% for amounts in excess of $75 million; these percentages are set by an agreement between NCR and API, and an arbitration award); and

•	Our transaction costs to defend NCR in this matter (we have estimated the costs we are likely to incur through 2013, the end of the time period the Governments have projected it will take to design and implement the remedy for the Fox River).

AT&T Inc. and Lucent Technologies, Inc. are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $8 million and is deducted in determining the net amount discussed above. Also, NCR has reached settlement agreements with two of its insurance carriers and has recorded a receivable of $19 million, which is also deducted in determining the net amount discussed above.

While it remains difficult to predict, there could be some significant near-term changes to some of the above-described assumptions that could have a material effect on the amount of our accrual. Also, there are other estimates for some of these factors that are significantly higher than the estimates described above, and with regard to the third factor – the NCR/API share of total Fox River costs - there is such uncertainty that we cannot quantify the high end of the range of such estimates. In any event, assuming, for example, that the assumptions described above are each doubled (except where that would be inconsistent with an existing agreement or arbitration award), our payments for the potential liabilities for the Fox River matter would be approximately $174 million (to be paid out over at least the ten-year period ending in 2013, and likely as long as twenty years). As discussed above, AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our Company over a certain threshold, and we have reached settlements with two of our insurance carriers. The $174 million estimate assumes that AT&T, Lucent and the insurance carriers will make such payments. If we were in fact required to pay an amount such as $174 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount were required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We also review our liabilities under SFAS No. 5, which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company regularly evaluates its estimates and judgments related to uncertain tax positions, including transfer pricing related risks and, when necessary, establishes contingency reserves to account for its uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $4 million to the valuation allowance as of December 31, 2005.

We had a valuation allowance of $542 million as of December 31, 2005, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2004, the valuation allowance was $585 million. The decrease in the valuation allowance related to the settlement of international tax audits during the year and changes in local country profitability. Future changes in local country profitability may result in discrete changes affecting the need for valuation allowances.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was slightly weaker in 2005 as compared to 2004 based on comparable weighted averages for our functional currencies. This had a favorable impact of less than 1% on 2005 revenue versus 2004 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $10 million at December 31, 2005 and $20 million at December 31, 2004 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $10 million at December 31, 2005 and $20 million at December 31, 2004 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities at December 31, 2005 was not material in relation to our consolidated financial position, results of operations or cash flows. In 2003, we swapped a portion of our senior unsecured notes from the fixed rate to a variable rate. The swap is described in more detail in Note 10 of Notes to Consolidated Financial Statements.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At December 31, 2005 and 2004, we did not have any major concentration of credit risk related to financial instruments.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of NCR, monitors our accounting, reporting, and internal control structure. Our independent registered public accounting firm, internal auditors, and management have complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ William Nuti	/s/ Peter Bocian
William Nuti	Peter Bocian
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

We have completed integrated audits of NCR Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio
March 6, 2006

Consolidated Statements of Operations

In millions, except per share amounts

For the year ended December 31	2005	2004	2003
Revenue
Product revenue	$3,208	$3,164	$2,835
Service revenue	2,820	2,820	2,763

Total revenue	6,028	5,984	5,598

Operating expenses
Cost of products	2,057	2,037	1,800
Cost of services	2,240	2,331	2,264
Selling, general and administrative expenses	1,076	1,141	1,171
Research and development expenses	245	242	233

Total operating expenses	5,618	5,751	5,468

Income from operations	410	233	130

Interest expense	23	23	26
Other (income) expense, net	(9)	(41)	32

Income before income taxes	396	251	72

Income tax (benefit) expense	(133)	(39)	14

Net income	$529	$290	$58

Net income per common share
Basic	$2.86	$1.55	$0.31

Diluted	$2.80	$1.51	$0.30

Weighted average common shares outstanding
Basic	185.0	187.6	190.0
Diluted	189.1	191.5	191.7

The accompanying notes are an integral part of the consolidated financial statements.

Shares outstanding and per share amounts reflect a two-for-one stock split effective on January 21, 2005.

Consolidated Balance Sheets

In millions, except per share amounts

At December 31	2005	2004
Assets
Current assets
Cash and cash equivalents	$810	$750
Accounts receivable, net	1,305	1,304
Inventories, net	361	355
Other current assets	217	224

Total current assets	2,693	2,633

Reworkable service parts and rental equipment, net	235	224
Property, plant and equipment, net	378	446
Goodwill	129	124
Prepaid pension cost	976	1,446
Deferred income taxes	522	372
Other assets	354	309

Total assets	$5,287	$5,554

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$2
Accounts payable	490	492
Payroll and benefits liabilities	292	328
Customer deposits and deferred service revenue	444	407
Other current liabilities	417	495

Total current liabilities	1,645	1,724

Long-term debt	305	307
Pension and indemnity plan liabilities	557	517
Postretirement and postemployment benefits liabilities	259	244
Income taxes	307	500
Other liabilities	158	158
Minority interests	21	18

Total liabilities	3,252	3,468

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 181.7 and 186.6 shares issued and outstanding at December 31, 2005 and 2004, respectively	2	2
Paid-in capital	794	1,030
Retained earnings	1,518	989
Accumulated other comprehensive (loss) income	(279)	65

Total stockholders’ equity	2,035	2,086

Total liabilities and stockholders’ equity	$5,287	$5,554

The accompanying notes are an integral part of the consolidated financial statements.

Shares issued reflect a two-for-one stock split effective on January 21, 2005

Consolidated Statements of Cash Flows

In millions

For the year ended December 31	2005	2004	2003
Operating activities
Net Income	$529	$290	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	275	315
Deferred income taxes	55	(15)	9
Non-cash income tax adjustment	(214)	(85)	—
Other adjustments to income, net	3	(19)	1
Changes in assets and liabilities:
Receivables	5	(70)	(26)
Inventories	(6)	(46)	(45)
Current payables	(37)	91	122
Customer deposits and deferred service revenue	34	43	22
Employee severance and pension	42	(3)	(7)
Other assets and liabilities	(50)	(25)	(8)

Net cash provided by operating activities	608	436	441

Investing activities
Purchases of short-term investments	—	(30)	(77)
Proceeds from sales and maturities of short-term investments	—	80	67
Net expenditures and proceeds for reworkable service parts	(94)	(92)	(96)
Expenditures for property, plant and equipment	(73)	(77)	(63)
Proceeds from sales of property, plant and equipment	11	68	7
Additions to capitalized software	(74)	(85)	(70)
Other investing activities, net	(25)	(36)	(3)

Net cash used in investing activities	(255)	(172)	(235)

Financing activities
Purchases of Company common stock	(415)	(428)	(90)
Short-term borrowings, additions	—	1	1
Short-term borrowings, repayments	—	(2)	(3)
Long-term debt, additions	—	—	1
Proceeds from employee stock plans	138	260	35
Other financing activities, net	—	—	(20)

Net cash used in financing activities	(277)	(169)	(76)

Effect of exchange rate changes on cash and cash equivalents	(16)	16	23

Increase in cash and cash equivalents	60	111	153
Cash and cash equivalents at beginning of year	750	639	486

Cash and cash equivalents at end of year	$810	$750	$639

Supplemental data
Cash paid during the year for:
Income taxes	$50	$61	$43
Interest	$23	$23	$21

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
December 31, 2002	97	$1	$1,217	$641	$(534)	$1,325
Employee stock purchase and stock compensation plans	2	—	39	—	—	39
Purchase of Company common stock	(4)	—	(90)	—	—	(90)

Subtotal	95	1	1,166	641	(534)	1,274

Net income	—	—	—	58	—	58
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	48	48
Unrealized gains on securities	—	—	—	—	5	5
Changes in additional minimum pension liability	—	—	—	—	490	490
Unrealized gains on derivatives	—	—	—	—	—	—

Comprehensive income	—	—	—	58	543	601

December 31, 2003	95	$1	$1,166	$699	$9	$1,875
Employee stock purchase and stock compensation plans	7	—	293	—	—	293
Purchase of Company common stock	(9)	—	(428)	—	—	(428)
Stock split in the form of a stock dividend	94	1	(1)	—	—	—

Subtotal	187	2	1,030	699	9	1,740

Net income	—	—	—	290	—	290
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	58	58
Unrealized gains on securities	—	—	—	—	4	4
Changes in additional minimum pension liability	—	—	—	—	—	—
Unrealized losses on derivatives	—	—	—	—	(6)	(6)

Comprehensive income	—	—	—	290	56	346

December 31, 2004	187	$2	$1,030	$989	$65	$2,086
Employee stock purchase and stock compensation plans	7	—	179	—	—	179
Purchase of Company common stock	(12)	—	(415)	—	—	(415)

Subtotal	182	2	794	989	65	1,850

Net income	—	—	—	529	—	529
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	—	—	—	—	(98)	(98)
Unrealized gains on securities	—	—	—	—	4	4
Changes in additional minimum pension liability	—	—	—	—	(269)	(269)
Unrealized gain on derivatives	—	—	—	—	19	19

Comprehensive loss	—	—	—	529	(344)	185

December 31, 2005	182	$2	$794	$1,518	$(279)	$2,035

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

Basis of Consolidation The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR owns between 20% and 50%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no representation on the company’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company has determined it is the primary beneficiary, consolidation of that entity is required.

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

The results for 2005 include the benefit of a $7 million ($5 million after-tax) reduction of accruals made in previous periods for purchased goods and services. The reversal resulted in a reduction of selling, general and administrative expenses of $3 million and a reduction of cost of products and services of $4 million. The over-accrual was primarily due to the incorrect acknowledgement of goods and services received. The Company has taken actions, such as increased user training and enhanced monitoring controls, to mitigate the potential for replicating this matter. The Company has determined that the impact of this item in all prior interim and annual periods and to 2005 results was immaterial to the results of operations.

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

As a solutions provider, the Company’s sales arrangements often include support services in addition to hardware and software. These services could include hardware and software maintenance, customer support and professional consulting services. Revenue for the Company’s arrangements that include multiple elements is allocated to each element based on vendor-specific objective evidence of the fair value of each element as defined in SOP 97-2. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor-specific objective evidence of fair value is determined based on the price charged when each element is sold separately. For transactions with no software elements, or for which software is incidental, the guidance in Issue 00-21 on multiple deliverables is followed to determine if separate units of accounting exist and, if so, how the contractual consideration should be allocated to the individual elements. The allocation of the arrangement fee to the various deliverables is based upon the relative fair value of each of the deliverables.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. Typically, the amount from bill and hold transactions makes up approximately 1% of consolidated revenue.

Cash, Cash Equivalents and Short-Term Investments All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents. Short-term investments include securities generally having maturities of 90 days to one year. The Company had no short-term investments as of December 31, 2005 and December 31, 2004.

Transfer of Financial Assets NCR offers its customers the option to acquire its products and services through payment plans, financing or leasing contracts. From time to time, the Company has factored certain receivables, or transfers future payments under these contracts, to financing institutions on a non-recourse basis. NCR may act as servicing agent for the purchaser and retain collection and administrative responsibilities. These transfers are recorded as sales of the related accounts receivable when NCR is considered to have surrendered control of such receivables. The Company had factored receivables of $1 million at December 31, 2005, $3 million at December 31, 2004 and $11 million at December 31, 2003. The related cost of the factoring was immaterial to the Company’s consolidated financial results.

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

Inventories Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. Excess and obsolete reserves are established based on forecasted usage, orders, technological obsolescence and inventory aging.

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

Long-Lived Assets

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and are amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four years beginning when the asset is substantially ready for use.

Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software on a sum-of-the-years’ digits basis over three years beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred.

The following table identifies the activity relating to capitalized software.

In millions	2005	2004	2003
Beginning balance at January 1	$109	$100	$99
Capitalization	73	79	69
Amortization	(72)	(70)	(68)

Ending balance at December 31	$110	$109	$100

Goodwill Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” requires the identification of reporting units, which NCR has deemed to be the operating segments described in Note 12 of Notes to Consolidated Financial Statements, with the exception of Retail Store Automation, which is further divided between self-service technologies and traditional POS. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Property, Plant and Equipment Property, plant and equipment, reworkable service parts, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Buildings are depreciated over 25 to 45 years, machinery and other equipment over three to ten years and reworkable service parts over three to six years. Reworkable service parts are those parts that can be reconditioned and used in installation and ongoing maintenance services and integrated service solutions for NCR’s customers. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

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

Asset Retirement Obligations for Electrical Equipment For company owned electrical and electronic equipment that falls under the WEEE Directive adopted by the European Union, we establish reserves associated with the retirement of assets in an environmentally sound manner based on the current fair value of the obligation. Upon initial recognition of a liability, we capitalize an asset retirement cost by increasing the carrying amount of the related asset by the same amount as the liability. In the periods subsequent to the initial recognition of a liability, we recognize changes to the liability based on the passage of time or revisions in the original estimates consistent with the guidance in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

For sales of the Company’s products placed on the market after August 13, 2005, the Company records a non-current accrued liability based on an estimate of the per unit costs to recycle or otherwise dispose of the equipment in an environmentally sound manner.

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

Research and Development Costs Research and development costs are expensed as incurred, in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” Research and development costs primarily include payroll and headcount-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support.

Leases The Company accounts for material escalation clauses, free or reduced rents and landlord incentives on a straight-line basis over the lease term, including any reasonably assured lease renewals. For leasehold improvements that are funded by the landlord, the Company records the incentive as deferred rent. The deferred rent is then amortized as reductions to lease expense over the lease term.

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

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the income statement. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other income or expense as exchange rates change.

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below in Note 11 of Notes to Consolidated Financial Statements, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2005 cannot currently be reasonably determined.

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

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and restricted stock awards. Please refer to Note 8 of Notes to Consolidated Financial Statements for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share are as follows (in millions, except earnings per share):

For the year ended December 31	2005	2004	2003
Net income available for common stockholders	$529	$290	$58

Weighted average outstanding shares of common stock	185.0	187.6	190.0
Dilutive effect of employee stock options and restricted stock	4.1	3.9	1.7

Common stock and common stock equivalents	189.1	191.5	191.7
Earnings per share:
Basic	$2.86	$1.55	$0.31
Diluted	$2.80	$1.51	$0.30

Options to purchase an additional 1.7 million shares of common stock for 2005 and 16.5 million in 2003 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no such options outstanding in 2004.

Reclassifications Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Stock Compensation NCR accounts for its stock-based employee compensation plans using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR recognized stock option-based compensation expense based on the fair value of stock option grants, restricted stock grants and employee stock purchases under the ESPP at the grant date, net income and net income per diluted share for the years ended December 31 would have been as follows:

In millions, except for per share data	Years ended December 31
	2005	2004	2003
Net income	$529	$290	$58

Stock-based employee compensation expense included in reported net income (pre-tax)	5	5	4
Tax benefit of stock-based employee compensation included in reported net income	(1)	(1)	(1)

Subtotal: Add to net income	4	4	3

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	26	33	43
Tax (benefit) expense of stock-based employee compensation determined under fair value- based method for awards	(7)	(6)	11

Subtotal: Deduct from net income	19	27	54

Pro forma net income	$514	$267	$7

Basic net income per share:
As reported:	$2.86	$1.55	$0.31
Pro forma:	$2.78	$1.42	$0.04
Diluted net income per share:
As reported:	$2.80	$1.51	$0.30
Pro forma:	$2.72	$1.39	$0.04

Per share amounts reflect a two-for-one stock split effective on January 21, 2005.

The pro forma amounts listed above are not necessarily indicative of the effects on net income and net income per diluted share in future years. See Factors That May Affect Future Results under Management’s Discussion and Analysis for further discussion of stock compensation accounting and its impact on NCR.

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

The pro forma net income and net income per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing method. The following weighted average assumptions were used to calculate the fair value of stock option grants using Black-Scholes for the periods shown in the above table:

	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	4.04%	2.99%	3.08%
Expected volatility	36%	45%	45%
Expected holding period (years)	5.5	5.0	5.0

The weighted average fair value of NCR stock options calculated using Black-Scholes for options granted was $14.94 per share in 2005, $9.76 per share in 2004 and $5.11 per share in 2003 on a post stock-split basis.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim reporting period for the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R beginning January 1, 2006. While the expense impact cannot be precisely estimated at this time, the Company believes its stock compensation expense for 2006 will be approximately 10 cents per share.

FASB Interpretation No. 47 In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 states that the term conditional asset retirement obligation refers to an unconditional, legal obligation to perform an asset retirement obligation activity in which the timing and/or method of settlement are uncertain and conditional on a future event. If sufficient information exists for fair value measurement of the obligation, FIN 47 requires the Company to recognize a liability when incurred. The Company adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, financial position or cash flows.

FASB Staff Position No. FAS 143-1 In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1). FSP 143-1 clarifies the accounting for obligations associated with the WEEE Directive adopted by the European Union (EU). The WEEE Directive directs EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The WEEE Directive concludes that commercial users are obligated to retire, in an environmentally sound manner, specific assets that qualify as historical waste (purchased August 13, 2005 and before). FSP 143-1 requires commercial users to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” and the related FIN 47, “Accounting for Conditional Asset Retirement Obligations,” when establishing the commercial user liability. The provisions of FSP 143-1 are effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. As a result of adopting FSP 143-1, the Company recorded an immaterial net charge in 2005 for assets owned by the Company.

For sales of the Company’s products placed on the market after August 13, 2005, the Company has recorded, and expects to continue recording each period, a non-current accrued liability. The amount recorded in 2005 was immaterial to our results of operations. However, we do expect this accrual to increase as more products are placed on the market.

Note 2 Supplemental Financial Information (in millions)

For the year ended December 31	2005	2004	2003
Other expense (income)
Interest income	$(21)	$(10)	$(9)
Net gains on real estate	(13)	(17)	—
Fox River provision (see Note 11)	—	—	37
Impairment of equity investment (see Note 4)	10	—	—
Other, net	15	(14)	4

Other (income) expense, net	(9)	(41)	32
Interest expense	23	23	26

Total interest and other expense (income), net	$14	$(18)	$58

At December 31	2005	2004
Accounts receivable
Trade	$1,276	$1,291
Other	54	37

Accounts receivable, gross	1,330	1,328
Less: allowance for doubtful accounts	25	24

Total accounts receivable, net	$1,305	$1,304

Inventories
Finished goods, net	$265	$258
Work in process and raw materials, net	96	97

Total inventories, net	$361	$355

Other current assets
Current deferred tax assets	$95	$96
Other	122	128

Total other current assets	$217	$224

Reworkable service parts and rental equipment
Reworkable service parts and rental equipment, gross	$443	$464
Less: accumulated depreciation	208	240

Total reworkable service parts and rental equipment, net	$235	$224

Property, plant and equipment
Land and improvements	$68	$80
Buildings and improvements	391	434
Machinery and other equipment	928	1,008

Property, plant and equipment, gross	1,387	1,522
Less: accumulated depreciation	1,016	1,092

	371	430
Land and improvements held for sale, net	2	2
Buildings and improvements held for sale, net	5	14

Total property, plant and equipment, net	$378	$446

Note 2 Supplemental Financial Information (in millions, continued)

At December 31	2005	2004
Accumulated other comprehensive (loss) income, net of tax
Currency translation adjustments	$58	$156
Unrealized gain on securities	15	11
Unrealized gain (loss) on derivatives	4	(15)
Additional minimum pension liability [1]	(356)	(87)

Total accumulated other comprehensive (loss) income	$(279)	$65

[1]	See Note 9 of Notes to Consolidated Financial Statements for details on the change in additional minimum pension liability.

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

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million.

During 2005, the Company recognized $13 million ($11 million after-tax) in net gains from the disposal of real estate. The net book value of the properties sold was $30 million. Related to the sale of one of these properties, the Company received proceeds of $5 million in cash at the closing and a note receivable for the balance. The balance of $20 million is payable in equal annual installments plus interest over the next four years. The Company recognized a loss of $2 million related to a sales-leaseback transaction in the fourth quarter of 2005. For that transaction, $4 million in cash was received at the closing and a note receivable of $15 million plus interest is payable over the next two years. The terms of the lease provide that the Company lease back a portion of the property for ten years at market terms.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $16 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” to provide for contractual lease termination costs. The balance of this recorded liability at December 31, 2004, was $6 million. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. In the third quarter of 2005, based on our quarterly assessment, the reserve was increased by $6 million. The increase was taken to account for the anticipated vacant periods, free rent and loss on subleases that are expected based on current market conditions. During 2005, the Company utilized $4 million of the reserve. The remaining lease obligations will expire over various dates through 2015. The remaining balance of this recorded liability on December 31, 2005 was $8 million.

Note 4 Business Combinations, Divestitures and Equity Investments

The Company completed four acquisitions during fiscal 2005 for a total cost of approximately $30 million, which was paid in cash and one acquisition during fiscal 2004 for a total cost of approximately $26 million, which was paid in cash. A description of each acquisition is as follows:

•	Acquisition of InfoWise Solutions, Inc. on March 23, 2005 to enhance the Company’s business intelligence platform by providing users with a personalized view of key performance indicators, alerts and content.

•	Acquisition of InfoAmerica on May 16, 2005 to enhance the Company’s self-service offering in the quick-service restaurant industry through kiosk solutions enabling self-service ordering.

•	Acquisition of DecisionPoint Software on November 30, 2005 to add to the Company’s data warehouse offering by integrating data from financial and non-financial sources in near real-time.

•	Acquisition of Galvanon, Inc. on December 19, 2005 to extend the Company’s self-service competency into the health care industry through kiosks and web self-service applications.

•	Acquisition of Kinetics, Inc. on September 30, 2004 to enable the Company to extend its market reach and leadership to additional market segments like airline and hotel check-in, quick-service food ordering and event ticketing.

Goodwill recognized in these transactions amounted to $9 million in 2005 and $18 million in 2004, and the amount is expected to be fully deductible for tax purposes. Goodwill of $5 million in 2005 and $18 million in 2004 was assigned to the Retail Store Automation segment and $4 million in 2005 was assigned to the Data Warehousing segment. The total amount for purchased intangible assets was $21 million in 2005 and $8 million in 2004. The weighted-average amortization period is 4.8 years for the purchased intangible assets, which consist primarily of intellectual property associated with software, as well as a non-compete arrangement with the former owners of Galvanon.

The operating results of these businesses have been included with NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures required under FASB Statement No. 141, “Business Combinations,” are not being provided because the impact of the transactions is not material. The purchase prices of these businesses, reported under Other Investing Activities in the Consolidated Statements of Cash Flows, have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

During 2003, NCR had no significant acquisition or divestiture activity. Also, in 2005, 2004 and 2003, NCR completed other investments and sold assets related to portions of its businesses to third parties, all of which were insignificant.

In the first quarter of 2005, the Company wrote down the book value of an equity investment made in 1997 by $10 million to the estimated fair market value. The Company concluded that the decline in market value was not temporary and it was unlikely that we could recover the carrying amount of our investment.

Note 5 Goodwill and Other Intangible Assets

The carrying amounts of goodwill by operating segment for the year ended December 31, 2005 were as follows:

	Balance December 31, 2004	Additions	Other Adjustments	Balance December 31, 2005
In millions
Goodwill
Data Warehousing	$80	$4	$(3)	$81
Financial Self Service	15	—	(1)	14
Retail Store Automation	18	5	—	23
Customer Services	8	—	—	8
Systemedia	—	—	—	—
Payment & Imaging and Other	3	—	—	3

Total goodwill	$124	$9	$(4)	$129

The increase in goodwill since December 31, 2004 is due to the acquisitions of DecisionPoint Software in our Data Warehousing segment and Galvanon and InfoAmerica in our Retail Store Automation segment. Additional information is provided under Note 4 to Notes to Consolidated Financial Statements. The decreases are due to foreign currency fluctuations. In the fourth quarter of 2005, in accordance with SFAS 142, NCR performed its annual impairment test using the same methodology used in previous years. No goodwill impairment losses were realized.

NCR’s other intangible assets, reported under Other Assets in the Consolidated Balance Sheets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from four to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	December 31, 2005		December 31, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets
Patents	$14	$(13)	$14	$(12)
Intellectual property	53	(12)	28	(7)

Total other intangible assets	$67	$(25)	$42	$(19)

The increase in the intellectual property since December 31, 2004 is primarily due to the purchase of intellectual property licenses from various vendors and intellectual property associated with our acquisitions described above in Note 4.

The aggregate amortization expense (actual and estimated, in millions) for other intangible assets for the following periods is:

	Actual	Estimated
	2005	2006	2007	2008	2009	2010
Amortization expense	$8	$10	$9	$9	$8	$4

Note 6 Debt Obligations

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in 2009. The net proceeds from the issuance totaled $296 million, after discount and expenses, and were used to repay short-term debt with the remainder available for general corporate purposes. In the fourth quarter of 2003, the Company entered into an interest rate swap that effectively converted $50 million of the notes to floating rate debt. See Note 10 of Notes to Consolidated Financial Statements for further details of the interest rate swap.

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with maturities of $0.6 million at a rate of 9.4% in 2010 and $5 million at a rate of 9.49% in 2020.

In October 2004, the Company replaced a $200 million, 364-day unsecured credit facility with a $200 million, five-year unsecured credit facility with a syndicate of financial institutions. In addition to the $200 million facility, the Company has a $400 million, five-year unsecured revolving credit facility, which the Company entered into in October 2001. The credit facilities contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facilities are based on prevailing market rates. No amounts were outstanding under the facilities at December 31, 2005 and 2004.

Note 7 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2005	2004	2003
Income (loss) before income taxes
United States	$233	$101	$98
Foreign	163	150	(26)

Total income before income taxes	$396	$251	$72

For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2005	2004	2003
Income tax (benefit) expense
Current
Federal	$(11)	$3	$(39)
State and local	1	(1)	3
Foreign	33	58	37
Deferred
Federal	(179)	(80)	(55)
State and local	6	—	5
Foreign	17	(19)	63

Total income tax (benefit) expense	$(133)	$(39)	$14

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2005	2004	2003
Income tax expense at the U.S. federal tax rate of 35%	$139	$88	$25
Foreign income tax differential	(51)	(56)	(10)
U.S. permanent book/tax differences	(2)	(3)	3
Tax audit settlements	(222)	(66)	(6)
Other, net	3	(2)	2

Total income tax (benefit) expense	$(133)	$(39)	$14

NCR’s tax provisions include a provision for income taxes in those tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. In 2005, the Company realized $214 million in income tax benefits resulting from a successful resolution of prior year tax audits through 2002. The income tax benefit for 2005 also includes a non-cash $9 million benefit from an adjustment to the Company’s tax accounts in the United Kingdom. The adjustment related to tax items that were originally recorded in years prior to 2003. The Company has determined that the impact of this adjustment was immaterial to the results of operations for all current and prior periods. In 2004, the Company realized an $85 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2005	2004
Deferred income tax assets
Employee pensions and other benefits	$188	$28
Other balance sheet reserves and allowances	132	136
Tax loss and credit carryforwards	697	856
Capitalized research and development	297	224
Property, plant and equipment	38	15
Other	48	41

Total deferred income tax assets	1,400	1,300
Valuation allowance	(542)	(585)

Net deferred income tax assets	858	715

Deferred income tax liabilities
Property, plant and equipment	58	25
Employee pensions and other benefits	276	353
Other	48	31

Total deferred income tax liabilities	382	409

Total net deferred income tax assets	$476	$306

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from those assets. The valuation allowance covers deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2005, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,828 million. The tax loss carryforwards subject to expiration expire in the years 2006 through 2025.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $410 million and $682 million of undistributed earnings of its foreign subsidiaries as of December 31, 2005 and 2004, respectively, because such earnings are intended to be reinvested indefinitely.

The income tax (benefit) expense related to other comprehensive income was $(134) million for 2005, $(10) million for 2004 and $345 million for 2003.

Note 8 Employee Stock Compensation Plans

The NCR Management Stock Plan provides for the grant of several different forms of stock-based benefits, including stock options, relating to shares of NCR common stock. Stock options are generally granted at the fair market value of the common stock at the date of grant, generally have a ten-year term and vest within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants between 1999 and 2004 had a three-year vesting period, and grants issued in 2005 had a four-year vesting period. Future grants are likely to have a four-year vesting period. Options to purchase common stock may be granted under the authority of the Board of Directors. Option terms as determined by the Compensation Committee of the Board of Directors will not exceed ten years, as consistent with the Internal Revenue Code. The plan was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. The plan contains an evergreen provision that initially authorized and made available for grant 5.6% of the outstanding shares as of January 1, 1997, as well as sufficient shares to replace all outstanding awards held by active NCR employees for shares of AT&T stock. Thereafter, the number of shares authorized under the plan increases each calendar year by 4% of the outstanding shares on the first day of the year for the ten-year term of the plan without the need for additional Board approval. At December 31, 2005, 73 million shares of common stock were authorized and 62 million shares were available for grant under this plan. However, the number of options granted has steadily declined as a percentage of the number of outstanding shares. In 2005, the number of options granted was approximately 1% of total outstanding shares.

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

A summary of stock option activity under the NCR Management Stock Plan is as follows (the share and per share amounts disclosed within this Note reflect a two-for-one stock split effective January 21, 2005):

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Shares in thousands
Outstanding at beginning of year	16,743	$18.71	27,612	$18.17	32,752	$19.11
Granted	1,889	$37.26	2,325	$22.66	3,698	$11.58
Exercised	(6,276)	$18.70	(13,181)	$18.38	(1,052)	$15.35
Canceled	(1,065)	$24.33	(65)	$15.95	(1,812)	$17.79
Forfeited	(151)	$17.77	52	$19.20	(5,974)	$19.99

Outstanding at end of year	11,140	$21.53	16,743	$18.71	27,612	$18.17

The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
shares in thousands Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.76 to $14.49	2,215	7.12	$12.03	1,460	$12.26
$15.13 to $23.87	7,091	5.23	$20.77	5,852	$20.43
$24.09 to $39.44	1,834	8.95	$35.99	259	$28.96

Total	11,140		$21.53	7,571	$19.14

There were approximately 11.5 million stock options exercisable with a weighted average exercise price of $19.35 at December 31, 2004. At December 31, 2003, there were approximately 20.6 million stock options exercisable with a weighted average exercise price of $19.08.

The NCR Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average market price at the end of the last trading day of each month. In 2006, the ESPP discount will be reduced from 15% to 5% of the average market price. This change in plan will result in the expense related to the ESPP to be non-compensatory under SFAS 123R. Employees may authorize payroll deductions up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.7 million shares in 2005, 1.0 million shares in 2004 and 1.8 million shares in 2003 of NCR common stock for approximately $20 million in 2005, $19 million in 2004 and $19 million in 2003. As of December 31, 2005, approximately 16 million shares were authorized and 2.1 million shares were available for grant under this plan.

The NCR Management Stock Plan provides for the issuance of restricted stock to certain employees. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a three- to four-year period beginning on the date of grant. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. The Company had 0.9 million shares of restricted stock outstanding at December 31, 2005, 0.7 million shares of restricted stock outstanding at December 31, 2004 and 0.6 million shares of restricted stock outstanding at December 31, 2003. Compensation expense recognized for restricted stock grants was approximately $5 million in 2005, $5 million in 2004 and $4 million in 2003.

Note 9 Employee Benefit Plans

Pension and Postretirement Plans NCR sponsors defined benefit plans for many of its U.S. employees and international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the United States, the benefits are based on a fixed dollar amount per year of service. During 2004, NCR made changes to its U.S. defined benefit pension plans in order to limit participation in the plans to U.S.-based employees who were at least 40 years old and hired by August 31, 2004. The plans are closed to new participants as of September 1, 2004. Certain international plans are also closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments and cash or cash equivalents.

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

NCR uses a December 31 measurement date for all of its plans.

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans were:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at January 1	$3,194	$2,960	$1,939	$1,635	$5,133	$4,595
Gross service cost	43	47	45	45	88	92
Interest cost	177	180	85	85	262	265
Amendments	—	—	1	1	1	1
Actuarial loss	126	181	162	142	288	323
Other	—	—	9	—	9	—
Benefits paid	(187)	(166)	(100)	(106)	(287)	(272)
Curtailment	—	(8)	—	(1)	—	(9)
Special termination benefits	19	—	—	—	19	—
Currency translation adjustments	—	—	(209)	138	(209)	138

Benefit obligation at December 31	$3,372	$3,194	$1,932	$1,939	$5,304	$5,133

Accumulated benefit obligation as of December 31	$3,254	$3,088	$1,824	$1,819	$5,078	$4,907

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Change in plan assets
Fair value of plan assets at January 1	$3,016	$2,797	$1,658	$1,397	$4,674	$4,194
Actual return on plan assets	260	376	257	141	517	517
Company contributions	9	9	101	102	110	111
Benefits paid	(187)	(166)	(100)	(106)	(287)	(272)
Currency translation adjustments	—	—	(180)	121	(180)	121
Other	—	—	10	—	10	—
Plan participant contributions	—	—	2	3	2	3

Fair value of plan assets at December 31	$3,098	$3,016	$1,748	$1,658	$4,846	$4,674

In 2005, global capital market developments resulted in a decline in the discount rates used to estimate the pension liability. As a result, the accumulated benefit obligation of certain plans exceeded the fair value of plan assets for those plans and NCR was required to adjust the minimum liability recorded in the consolidated balance sheet. This $403 million charge decreased prepaid pension costs by $316 million, increased pension liabilities by $87 million, increased deferred taxes by $134 million and increased other comprehensive loss by $269 million.

Accrued pension and benefit assets (liabilities) included in NCR’s consolidated balance sheets at December 31 were:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2005	2004	2005	2004	2005	2004
Reconciliation to balance sheet
Funded status	$(274)	$(178)	$(184)	$(281)	$(458)	$(459)
Unrecognized net loss	522	489	848	977	1,370	1,466
Unrecognized prior service cost (benefit)	1	1	15	24	16	25
Unrecognized transition asset	—	(1)	—	1	—	—

Net amount recognized	$249	$311	$679	$721	$928	$1,032

Total recognized amounts consist of:
Prepaid benefit cost	$—	$397	$954	$1,044	$954	$1,441
Accrued benefit liability	(156)	(109)	(378)	(405)	(534)	(514)
Intangible asset	1	—	2	3	3	3
Accumulated other comprehensive income	404	23	101	79	505	102

Net amount recognized	$249	$311	$679	$721	$928	$1,032

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $3,871 million, $3,732 million and $3,203 million, respectively, at December 31, 2005, and $654 million, $601 million and $92 million, respectively, at December 31, 2004.

The net periodic benefit cost (income) of the pension plans for years ended December 31 was as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net service cost	$43	$47	$48	$44	$42	$40	$87	$89	$88
Interest cost	177	180	179	85	85	77	262	265	256
Expected return on plan assets	(223)	(207)	(200)	(128)	(128)	(131)	(351)	(335)	(331)
Settlement charge	—	—	—	4	6	11	4	6	11
Curtailment charge	—	1	—	1	—	—	1	1	—
Special termination benefits	19	—	—	—	—	—	19	—	—
Amortization of:
Transition asset	(1)	(2)	(2)	—	—	—	(1)	(2)	(2)
Prior service cost	—	—	5	6	5	5	6	5	10
Actuarial loss	56	64	55	67	42	18	123	106	73

Net benefit cost	$71	$83	$85	$79	$52	$20	$150	$135	$105

The weighted average rates and assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2005	2004	2005	2004	2005	2004
Discount rate	5.5%	5.8%	4.2%	4.7%	5.0%	5.4%
Rate of compensation increase	4.2%	4.2%	3.3%	3.3%	3.9%	3.9%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	5.8%	6.3%	6.8%	4.7%	5.2%	5.6%	5.4%	5.9%	6.4%
Expected return on plan assets	8.5%	8.5%	8.5%	7.3%	7.3%	8.1%	8.1%	8.1%	8.4%
Rate of compensation increase	4.2%	4.2%	4.4%	3.3%	3.4%	3.7%	3.9%	3.9%	4.2%

The discount rate used to determine year-end 2005 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and check the results for reasonableness and appropriateness. The actual asset returns realized during 2005 exceeded expectations for the majority of NCR’s pension plans.

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $2,907 million and $2,713 million as of December 31, 2005 and 2004, respectively, which is less than the fair value of plan assets by $189 million and $301 million. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. Pension Plan, unrecognized net losses of $325 million are not expected to be amortized during fiscal 2006. The remaining unrecognized net losses of $353 million are being amortized over the expected remaining service periods of active plan participants (approximately 7 years during fiscal 2006). Similar approaches are employed in amortizing gains and losses for NCR’s other U.S. and international plans.

Plan Assets The weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	U.S. Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets at December 31		Target Asset Allocation	Actual Allocation of Plan Assets at December 31		Asset Allocation Target
	2005	2004		2005	2004
Equity securities	73%	73%	68-75%	60%	64%	54-65%
Debt securities	19%	19%	18-22%	35%	29%	30-42%
Real estate	8%	8%	7-9%	4%	6%	3-6%
Other	0%	0%	0-1%	1%	1%	0-1%

Total	100%	100%		100%	100%

Investment Strategy NCR employs a total return investment approach whereby a mix of equities, fixed-income, and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bond, corporate bonds, mortgage-backed securities) and credit quality. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan were:

	Postretirement Benefits
In millions	2005	2004
Change in benefit obligation
Benefit obligation at January 1	$187	$187
Gross service cost	—	—
Interest cost	9	11
Amendments	(3)	(7)
Actuarial loss	7	33
Plan participant contributions	12	7
Benefits paid	(32)	(44)

Benefit obligation at December 31	$180	$187

Accrued postretirement liabilities included in NCR’s consolidated balance sheet at December 31 were:

	Postretirement Benefits
In millions	2005	2004
Reconciliation to balance sheet
Benefit obligation	$(180)	$(187)
Unrecognized net loss	99	99
Unrecognized prior service benefit	(141)	(151)

Net amount recognized	$(222)	$(239)

The net periodic benefit cost of the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
In millions	2005	2004	2003
Interest cost	$9	$11	$20
Net service cost	—	—	—
Expected return on plan assets	—	—	—
Curtailment charge (credit)	—	—	(12)
Amortization of:
Prior service cost	(13)	(13)	(6)
Actuarial loss	7	5	6

Net benefit cost	$3	$3	$8

The assumptions utilized in accounting for the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
	2005	2004	2003
Discount rate	5.3%	5.3%	6.3%

Assumed health care cost trend rates at December 31 were:

	2005		2004
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Health care cost trend rate assumed for next year	10.0%	6.0%	9.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2012	2012	2009	2009

In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

In millions	1% Increase	1% Decrease
2005 service cost and interest cost	$—	$(1)
Postretirement benefit obligation at December 31, 2005	$9	$(9)

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not expect to contribute to our U.S. qualified pension plan in 2006; however, the Company plans to contribute approximately $120 million to our international pension plans and $10 million to our executive pension plan in 2006. We also expect to make contributions of $27 million to our U.S. postretirement plan in 2006.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension and postretirement plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits
Year
2006	$185	$83	$268	$27
2007	$189	$86	$275	$25
2008	$193	$93	$286	$23
2009	$198	$93	$291	$21
2010	$201	$91	$292	$19
2011-2015	$1,048	$457	$1,505	$66

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $23 million in 2005, $24 million in 2004 and $23 million in 2003. The expense under international and subsidiary savings plans was $16 million in 2005, $16 million in 2004 and $13 million in 2003.

Other Postemployment Benefits NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, and continuation of health care benefits and life insurance coverage. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis. The expense under these plans was approximately $84 million in 2005, $95 million in 2004 and $79 million in 2003. The accrued postemployment liability was $124 million at December 31, 2005 and $101 million at December 31, 2004.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative instruments is as follows.

Cash Flow Hedges NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. The majority of the contracts were to exchange Euros, British Pounds and Japanese Yen, and generally mature within 15 months. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. NCR recognized an immaterial amount of net gains and losses for the years ended December 31, 2005, 2004 and 2003 resulting from the discontinuance of cash flow hedges. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2005, 2004 and 2003. At December 31, 2005, before-tax deferred net gains recorded in other comprehensive income related to cash flow hedges were $4 million, and are expected to be reclassified to earnings during the next 12 months.

Fair Value Hedges NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a floating rate. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 of Notes to Consolidated Financial Statements for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during the years ended December 31, 2005, 2004 and 2003.

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

Fair Value of Financial Instruments The fair values of debt and foreign exchange contracts are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap and debt at December 31, 2005 and 2004. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

In millions	Contract Notional Amount	Carrying Amount		Fair Value
		Asset	Liability	Asset	Liability
2005
Foreign exchange forward contracts	$332	$8	$4	$8	$4
Interest rate swap	$50	—	(1)	—	(1)
Debt	—	—	$307	—	$326

2004
Foreign exchange forward contracts	$330	$4	$22	$4	$22
Interest rate swap	$50	—	—	—	—
Debt	—	—	$309	—	$340

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, short-term investments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. At December 31, 2005 and 2004, NCR did not have any major concentration of credit risk related to financial instruments.

Investments in Marketable Securities The fair value of the Company’s investments in marketable securities in aggregate was $42 million at December 31, 2005 and $52 million at December 31, 2004. The cost basis of the Company’s investments in marketable securities was $25 million at December 31, 2005 and $37 million at December 31, 2004. As of December 31, 2005, there were no individual investments that were in an unrealized loss position.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by U.S. GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2005 cannot currently be reasonably determined.

Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and comparable state statutes.

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Fort James Operation Company (a subsidiary of Georgia-Pacific Corp., which was recently acquired by Koch Industries), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, Sonoco-U.S. Paper Mills, Inc. (owned by Sonoco Products Company), and Menasha Corporation.

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

In the fourth quarter of 2005, NCR revised the basis of its reserve for the Fox River matter. The factors considered in revising the reserve are discussed below. After taking into account receivables for certain probable insurance and indemnity recoveries (also discussed below), the reserve at December 31, 2005 is approximately $58 million. The reserve at the end of the third quarter of 2005 was $60 million. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. In the ROD document, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from these portions at an estimated cost of approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. Earlier, in January 2003, the Governments issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, NCR and Georgia-Pacific (G-P) in March 2004 entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2007. While there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes that the remedy to be implemented at the Fox River will address in excess of 7 million cubic yards of sediment.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below. Adjustments to the first, second, fourth and fifth factors, along with an increase in the net amount of receivables for insurance and indemnity recoveries, resulted in the 2005 change to the reserve.

•	For the first factor described above, total clean-up costs for the site, NCR previously determined that there was a range of equally likely outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was $480 million. This amount was derived by taking the Governments’ ROD estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that the Governments’ own cost estimates were understated. As the engineering design work has progressed, some of the uncertainty surrounding clean-up costs has been reduced. While there is a range of reasonably possible outcomes for clean-up costs, based on information currently available, a best estimate within that range can now be made. That estimate is $551 million, which includes the expected costs of the clean-up work in OU 1 and OUs 2-5, plus a 20% contingency for both. The range of reasonably possible outcomes is now estimated to be between $459 million (assuming no contingencies) and $874 million (depending on how the remedy is implemented). However, there can be no assurances that these amounts will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR previously determined that there was a range of equally likely outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. That amount was $176 million. Based on confidential settlement discussions held during the third and fourth quarters of 2005, along with NCR’s assessment of the trustees’ positions and prior NRD settlements, a best estimate of the remaining total NRD liability can now be made, and that amount is $131 million. There is still a range of reasonably possible outcomes, and that range is between $10 million and $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR has examined figures developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. NCR has determined that there is a range of equally likely outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe it is near 100%.

•	Fourth, for the NCR share of the joint NCR/API payments, NCR previously estimated that it would pay 45 percent of all costs attributable to the joint NCR/API share. NCR and API are parties to a sharing agreement that requires NCR to pay 45 percent of the first $75 million in total costs attributable to the joint NCR/API share, and provides for an arbitration to determine shares for amounts in excess of $75 million. The arbitration was held in the fourth quarter of 2005, and the arbitrators determined that NCR will pay 40 percent of costs in excess of $75 million. NCR’s estimate has been revised to be consistent with the arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2013, the time period the Governments projected in the RODs it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the remedy will be designed and the initial clean-up activities will begin. NCR believes that once clean-up is underway, its transaction costs may decrease significantly on an annual basis.

Given the ongoing remedial design work being conducted by NCR and G-P (see above), it is possible there could be some additional changes to some elements of the reserve within the next year, although that is difficult to predict.

In December 2001, NCR and API entered into an interim settlement with the Governments that limited NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year was rolled over and made available for payment during subsequent years up until December 10, 2005. In exchange for these payments, the Governments agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments were shared by NCR and API under the terms of the sharing agreement discussed above and are to be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve to the extent that NCR can relate specific payments to clean-up work that was considered in estimating NCR’s long-term liability. NCR and API used $7 million of the amounts paid under the interim settlement to fund part of the design work NCR and G-P are performing under the AOC discussed above. The parties to the interim settlement – NCR, API and the Governments – recently reached an agreement to extend the settlement for another year, but to limit the extension to just NRD matters.

The Governments have recently demanded that NCR and Sonoco-U.S. Paper Mills undertake in 2007 a removal action involving an area of elevated PCBs just downriver of the De Pere Dam. The costs of this project are included in the $551 million estimate discussed in the first factor above.

AT&T Inc. and Lucent Technologies, Inc. are jointly responsible for indemnifying NCR for a portion of amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $8 million and is deducted in determining the net amount discussed above. In 2005, AT&T Corp. merged with SBC Communications Corp., and the resulting entity is named AT&T Inc. NCR does not expect that the AT&T and SBC merger will have an impact on AT&T’s indemnification obligation to NCR.

NCR has reached settlement agreements with two of its principal insurance carriers for settlements in a combined total of approximately $29 million. Of this, $1 million has already been paid, approximately $9 million will be held in escrow pending a determination of competing claims by another party and the remainder will be paid upon execution of the settlement agreements. Pending receipt of the insurance proceeds, a receivable of approximately $19 million has been recorded.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements. For the Fox River site, assets relating to the AT&T and Lucent indemnity and certain insurance recoveries have been recognized, since payment is deemed probable.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of December 31, 2005, the maximum future payment obligation of this guaranteed value and the associated liability balance was $7 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at December 31, 2005. The Company has not recorded a liability in connection with these guarantees as the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

In millions	2005	2004	2003
Warranty reserve liability
Beginning balance at January 1	$21	$18	$16
Accruals for warranties issued	50	47	45
Settlements (in cash or in kind)	(52)	(44)	(43)

Ending balance at December 31	$19	$21	$18

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the extended warranty period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR’s key transaction processing activities and functions are performed by Accenture.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2005, for the following fiscal years were:

In millions	2006	2007	2008	2009	2010	Thereafter
Minimum lease obligations	$46	$38	$29	$23	$18	$70

Total rental expense for operating leases was $48 million in 2005, $57 million in 2004 and $71 million in 2003.

Note 12 Segment Information and Concentrations

Operating Segment Information Beginning with the first quarter of 2005, the Company realigned its reporting of its financial results with organizational changes in its Customer Services business. Revenue and profitability associated with selling third-party hardware is now presented within the Company’s Customer Services operating segment, instead of the “Other” operating segment. The remaining business activity that was previously reported in the Company’s “Other” operating segment relates to a small business in Japan, and is combined with the Payment & Imaging business segment activity. This new operating segment is now named “Payment & Imaging and Other.”

NCR is now managed through the following businesses, which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other. The 2004 and 2003 results presented within this Note have been reclassified to conform to this presentation.

NCR’s Data Warehousing solutions serve several industries including retail, financial, telecommunications, transportation and insurance, as well as consumer goods manufacturing and government entities. NCR’s data warehousing solutions combine Teradata hardware, software (i.e., Teradata database, data mining and application software), professional consulting services and customer support services. Our Data Warehousing solutions also include third-party products and services from leading technology and service partners. The Company’s Financial Self Service solutions offer a complete line of ATM hardware and software, and related services, enabling businesses to reduce costs, generate new revenue streams and build customer loyalty. Financial Self Service solutions primarily serve the financial services industry, with particular focus on retail banking. NCR’s Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels. Primarily serving the retail industry, Retail Store Automation solutions deliver traditional point-of-sale and innovative self-checkout solutions, among other things. Systemedia develops, produces and markets a complete line of business consumables and products. Payment & Imaging and Other includes solutions that are designed to digitally capture, process and retain item-based transactions, thereby helping businesses reduce operating costs and increase efficiency. Also included in this segment are the financial results from a business in Japan that is not aligned with any of our other segments. Payment & Imaging and Other solutions mainly serve the financial services industry. Services are an essential component of each of our complete solution offerings, and the Customer Services Division provides maintenance of ATMs, Retail systems, and Payment & Imaging systems, as well as the maintenance and sale of third-party products and services.

In the case of Payment & Imaging and Other, it was determined that these two operating businesses could be aggregated in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Management concluded that aggregation was consistent with the objectives and basic principles of SFAS 131 due to similar economic characteristics; nature of products and services; types of customers; methods used to distribute their products and services; and the nature of the regulatory environment. Both of these businesses are managed by the same segment decision-maker.

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

Installation-related services constitute implementation and installation services within each operating segment and are an integral part of NCR’s Customer Services segment. Operating management teams in Data Warehousing, Financial Self Service, Retail Store Automation, and Payment & Imaging and Other are accountable for the installation-related services revenue and profitability of this activity. Except in the Data Warehousing segment, Customer Services has shared responsibilities for installation-related services revenue and profitability of these services. As such, this revenue and operating income is also included in the results of the Customer Services segment. The operating income associated with this revenue is based on a standard percent of revenue. The standard percent is updated annually based on an analysis of the historical results, pricing reviews and assumptions looking forward. To reconcile to total Company reported revenue and operating income, the installation-related services included in both the operating segments and the Customer Services segment are adjusted as reflected in the following tables.

The following table presents revenue and operating income (loss) by Segment:

In millions	2005	2004	2003
Revenue by segment
Data Warehousing
Products	$786	$728	$624
Professional and installation-related services	381	341	325

Total Data Warehousing solution	1,167	1,069	949
Data Warehousing support services	313	292	264

Total Data Warehousing revenue	1,480	1,361	1,213

Financial Self Service (ATMs)
Products	1,122	1,102	913
Professional and installation-related services	268	268	236

Total Financial Self Service revenue	1,390	1,370	1,149
Retail Store Automation
Products	641	627	558
Professional and installation-related services	212	237	239

Total Retail Store Automation revenue	853	864	797

Customer Services
Customer Service Maintenance:
Financial Self Service	607	576	546
Retail Store Automation	464	462	467
Payment & Imaging and Other	128	127	126
Third-Party Products and Exited Businesses	279	342	390

Total Customer Services Maintenance	1,478	1,507	1,529
Third-Party Product Sales	55	80	114
Professional and installation-related services	292	326	320

Total Customer Services revenue	1,825	1,913	1,963
Systemedia	504	512	494

Payment & Imaging and Other
Products	100	115	132
Professional and installation-related services	65	58	59

Total Payment & Imaging and Other	165	173	191
Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(189)	(209)	(209)

Total Revenue	$6,028	$5,984	$5,598

Operating Income (Loss) by Segment
Data Warehousing	$309	$223	$145
Financial Self Service (ATMs)	212	222	165
Retail Store Automation	31	26	—
Customer Services	50	(57)	(39)
Systemedia	—	8	14
Payment & Imaging and Other	16	10	16
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(58)	(64)	(66)

Subtotal - Segment operating income	560	368	235
Pension expense	(150)	(135)	(105)

Total income from operations	$410	$233	$130

The assets attributable to NCR’s operating segments consist primarily of accounts receivable, inventories, manufacturing assets, capitalized software and goodwill dedicated to a specific solution. Assets not attributable to operating segments because they are not dedicated to a specific segment consist primarily of deferred tax assets, prepaid pension costs, cash and cash equivalents. Segment assets at December 31 were:

In millions	2005	2004	2003
Segment assets
Data Warehousing	$631	$609	$569
Financial Self Service	609	544	511
Retail Store Automation	360	363	287
Customer Services	468	494	498
Systemedia	165	187	192
Payment & Imaging and Other	55	64	79

Total segment assets	2,288	2,261	2,136

Assets not allocated to the segments:
Cash, cash equivalents and short-term investments	810	750	689
Prepaid pension cost	976	1,446	1,386
Deferred income taxes	617	468	361
Other assets not attributable to segments	596	629	625

Consolidated total assets	$5,287	$5,554	$5,197

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2005	%	2004	%	2003	%
Revenue by geographic area
United States	$2,637	44%	$2,570	43%	$2,405	43%
Americas (excluding United States)	431	7%	386	6%	343	6%
Europe/Middle East/Africa	1,934	32%	1,933	32%	1,793	32%
Japan	433	7%	457	8%	460	8%
Asia/Pacific (excluding Japan)	593	10%	638	11%	597	11%

Consolidated revenue	$6,028	100%	$5,984	100%	$5,598	100%

The following table presents certain long-lived assets, primarily composed of property, plant and equipment, prepaid pension, capitalized software and goodwill by country at December 31:

In millions	2005	2004	2003
Long-lived assets
United States	$659	$1,023	$1,060
United Kingdom	743	808	740
Japan	131	145	180
All other countries	510	529	482

Consolidated long-lived assets	$2,043	$2,505	$2,462

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2005, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial databases and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse effect on NCR’s operations.

Note 13 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth [1,2]
2005
Total revenues	$1,343	$1,470	$1,498	$1,717
Gross margin	$371	$396	$436	$528
Operating income	$54	$73	$112	$171
Net income	$30	$127	$222	$150
Net income per share:
Basic	$0.16	$0.68	$1.20	$0.82
Diluted	$0.16	$0.67	$1.18	$0.81

2004
Total revenues	$1,290	$1,452	$1,454	$1,788
Gross margin	$322	$393	$395	$506
Operating (loss) income	$(8)	$53	$59	$129
Net (loss) income	$(5)	$122	$44	$129
Net (loss) income per share:
Basic	$(0.03)	$0.65	$0.23	$0.69
Diluted	$(0.03)	$0.63	$0.23	$0.68

1	Excluding $13 million of benefits from the favorable settlement of prior year tax audits and $4 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom, our tax rate for the fourth quarter of 2005 was 20%, which was lower than the 22% annual effective tax rate, excluding discrete items, that was expected. The lower tax rate was due to an increased percentage of operating profits attributable to foreign operations.
2	Our tax rate for the fourth quarter of 2004 was 13%, which was lower than the 25% annual effective tax rate, excluding discrete items, that was expected. The lower tax rate was due to an increased percentage of operating profits attributable to foreign operations which have lower effective tax rates due to prior year losses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the fourth quarter of 2005, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective, in all material respects, to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities were agreed to be transitioned to Accenture. As of June 30, 2004, as part of the transition of transaction processing, Accenture assumed the primary responsibility for processing the period-end financial close activities, including the majority of transaction processing for general ledger activities. As of December 31, 2005, a majority of the remaining transaction processing activities have transitioned to Accenture. We believe this was a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions and support during these transitions. Additional transition activities are occurring in the first quarter of 2006 and are expected to continue throughout 2006.

In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing. During 2005, these improvements were made in a number of areas throughout the Company, including improved monitoring controls, management reporting, employee training and information technology controls. We do not believe that any of these changes had a material impact, or reasonably are likely to have a material impact on, our internal control over financial reporting when considered individually; however, when viewed in the aggregate, these changes could be considered material.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria. Management’s assessment of the effectiveness of NCR’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears on page 33 of this Annual Report on Form 10-K.

/s/ William Nuti	/s/ Peter Bocian
William Nuti	Peter Bocian
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Most of the information required by this Item 10 with respect to directors of NCR is included on pages 7- 8 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

The Executive Officers of NCR (as of March 1, 2006) are as follows:

Name	Age	Position and Offices Held
William Nuti	42	President and Chief Executive Officer
Eric Berg	43	Senior Vice President and Chief Administrative Officer
Peter Bocian	51	Senior Vice President and Chief Financial Officer
Malcolm Collins	45	Senior Vice President, Financial Solutions Division
Jonathan Hoak	56	Senior Vice President, General Counsel and Secretary
Michael Koehler	53	Senior Vice President, Teradata Division
Mark Quinlan	53	Vice President, Systemedia Division
Lee Schram	44	Senior Vice President, Retail Solutions Division
Christine Wallace	53	Senior Vice President, Worldwide Customer Services Division

NCR’s Executive Officers

William (Bill) Nuti is President and Chief Executive Officer (CEO) of NCR Corporation. Before joining NCR in August 2005, Mr. Nuti was President, Chief Executive Officer and a director of Symbol Technologies, Inc. (“Symbol”) from December 2003 to August 2005. Prior to that, from July 2002 through December 2003, he was President and Chief Operating Officer of Symbol. Mr. Nuti joined Symbol from Cisco Systems, Inc. (“Cisco”), where he was Senior Vice President of U.S. Theatre and Worldwide Service Provider Operations. During his 10-year career at Cisco, Mr. Nuti served as President of EMEA operations, Senior Vice President for Worldwide Service Provider Operations, Vice President for Cisco Asia Pacific Region, and in various sales management positions. Prior to joining Cisco in 1992, Mr. Nuti held sales and management positions at IBM Corporation, Netrix Corporation and Network Equipment Technologies. Mr. Nuti became a director of NCR on August 7, 2005.

Eric Berg is Senior Vice President and Chief Administrative Officer of NCR. Mr. Berg joined the Company in July 2003 from The Goodyear Tire & Rubber Company (Goodyear) where he had served as its Chief Information Officer since 2000. From 2001 to 2003, he also served as the Vice President e-Commerce at Goodyear. Prior to that, from 1996 to 1999, he was the Pacific Northwest Region Vice President for the Frito-Lay Division of Pepsico, Inc. Mr. Berg has also held a number of senior management positions with consulting firm McKinsey & Company, Inc.

Peter Bocian became NCR’s Senior Vice President and Chief Financial Officer on September 1, 2004. From October 2003 until that time, he served as Vice President, Finance and Interim Chief Financial Officer. He was Chief Financial Officer of the Company’s Retail and Financial Group, from 2002 to 2003, with responsibility for the combined financial and administration functions for the four business units comprising that group. From 1999 to 2002, he was Chief Financial Officer and Vice President of the Retail Solutions Division. Mr. Bocian began his career at NCR in 1983 and has since held a number of positions of increasing responsibility in the areas of finance, general management and logistics.

Malcolm Collins joined NCR on March 1, 2006 as Senior Vice President, Financial Solutions Division. Prior to joining NCR, he was President, Enterprise Networks, for Nortel Networks, Inc. (“Nortel”) from December 2002 to September 2005. From 2001 to November 2002, he was President, Northern Region (United Kingdom and Northern Europe), and from 1999 to 2001, President, Next Generation Service Providers, for Nortel. He joined Nortel in 1992 as Vice President of Sales.

Jonathan Hoak has served as Senior Vice President and General Counsel for NCR since 1993 and was appointed Corporate Secretary on February 10, 2004. Prior to joining the Company, he was general attorney for AT&T Corp.’s Federal Systems Division for three years and before that a partner at a prominent national law firm.

Michael Koehler has served as NCR’s Senior Vice President, Teradata Division since March 2003. From September 2002 until that time, he was the Interim Teradata Division Leader, Teradata Data Warehousing Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Data Warehousing Division, and from June 1997 to October 1999, he was Vice President, Americas, Retail Solutions Group. Mr. Koehler began his career at NCR in 1975 and has since held a number of positions of increasing responsibility in the areas of marketing and sales management.

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

Christine Wallace became NCR’s Senior Vice President, Worldwide Customer Services Division, on March 1, 2006. From January 2004 until that time, she was Senior Vice President, Human Resources. From 2001 until January 2004, she was Vice President, Global Customer Services, Teradata Data Warehousing Division. Since she began her career at NCR in 1978, Ms. Wallace has held numerous managerial assignments of increasing responsibility throughout the Company, including Vice President and Corporate Treasurer, Vice President, Americas Sales and Service, Teradata Data Warehousing Division from 1998 to 2000, and other senior positions within the finance and administration organization at both the corporate and regional level.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company’s executive officers and directors is included in the material captioned “Section 16(a) Beneficial Ownership Reporting Compliance” on page 15 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” on page 10 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” on pages 22-26 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference. The information regarding the Company’s compensation of its directors is included in the material captioned “Compensation of Directors” on pages 12-14 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” on pages 4-5 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

Information regarding aggregate equity compensation plans is included in the material captioned “Equity Compensation Plan Information” on page 31 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information described under the caption “Certain Relationships and Related Transactions” on page 32 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to the Company’s independent registered public accounting firm is included in the material captioned “Fees Paid to the Company’s Independent Registered Public Accounting Firm” on pages 32-34 of NCR’s Proxy Statement, dated March 10, 2006, and is incorporated herein by reference.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (PwC), has recently notified the Company and the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by PwC’s affiliate in Japan for NCR’s Japanese subsidiary was potentially violative of the SEC Independence Rules on scope of services.

PwC performs expatriate and local staff tax return preparation services for certain of the Company’s employees in Japan. In conjunction with these services, PwC’s affiliated firm in Japan took custody, through a trust arrangement, of funds intended to satisfy the employees’ tax obligations and remitted payment of those funds to the local taxing authorities on behalf of the employees. As a result, PwC had custody of funds that may have belonged to the Company, which is not permitted under SEC auditor independence rules. The payment aspect of the tax return preparation services was discontinued in April 2003. The fees paid to PwC for these tax services in Japan totaled approximately $5,100 from March 2001 to April 2003.

PwC has concluded that its objectivity and impartiality were unaffected by these services and therefore its independence has not been impaired. This conclusion is based upon the nature of services, the size of the fees associated therewith, the fact that none of its personnel who were involved in providing these tax services performed any audit or audit-related services for the Company and that those professionals who did conduct the audit were unaware of the payment aspect of the tax services. In January 2006, PwC issued its latest Independence Standards Board Standard No. 1 independence letter to the Audit Committee of the Company’s Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this Annual Report on Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Auditors and set forth in Part II, Item 8 of this Form 10-K report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Form 10-K report on page 76. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles of Amendment and Restatement and Articles Supplementary of NCR Corporation (Exhibit 3.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 25, 2006 (Exhibit 3.1 to the NCR Corporation Form 8-K filed January 30, 2006).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (Exhibit 4.2 to the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6.1	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.6.2	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.6.3	Form of Stock Option Agreement under the NCR Management Stock Plan.

10.6.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan.

10.7.1	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”).

10.7.2	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7.3	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.7.4	Fourth Amendment to the Retirement Plan for Officers of NCR effective January 1, 2006.

10.8	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.8.1	First Amendment to the NCR Officer Plan, executed December 17, 2004 (Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004).

10.8.2	Second Amendment to the NCR Officer Plan effective January 1, 2006.

10.9	NCR Change in Control Severance Plan, dated December 13, 2005 and effective January 1, 2006 (Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2005).

10.10	NCR Director Compensation Program dated April 27, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed May 2, 2005).

10.10.1	Form of Director Option Grant Statement under the NCR Management Stock Plan (Exhibit 10.2 to the Quarterly Report on Form 8-K filed May 2, 2005).

10.10.2	Form of Restricted Stock Agreement under the NCR Management Stock Plan (for non-annual grants) (Exhibit 10.3 to the Quarterly Report on Form 8-K filed May 2, 2005).

10.11	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report).

10.12	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.12.1	First Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective January 1, 2006.

10.13.1	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.13.2	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.13.3	Second Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective January 1, 2006.

10.14	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.14.1	First Amendment to the NCR Nonqualified Excess Plan, executed December 17, 2004 (Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2004).

10.14.2	Second Amendment to the NCR Nonqualified Excess Plan effective January 1, 2006.

10.15	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.16	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.17	Letter Agreement with Gerald Gagliardi dated January 15, 2001 (Exhibit 10.27 to the 2000 Annual Report).

10.18	Letter agreement with Mark Hurd dated March 6, 2003 (Exhibit 10.28 to the 2002 Annual Report).

10.18.1	Letter agreement dated March 29, 2005 by and between NCR Corporation and Mark Hurd (Exhibit 10.1 to the Current Report on Form 8-K filed March 30, 2005).

10.19	Letter agreement with Eric Berg dated July 3, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.20	Employment Agreement with James M. Ringler, dated July 11, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed July 13, 2005).

10.21	Stock Option Agreement with James M. Ringler, dated July 11, 2005 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed July 13, 2005).

10.22	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed August 2, 2005).

10.23	Letter Agreement with Malcolm Collins dated February 5, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed February 9, 2006).

10.24	Summary of Director Compensation, as amended (incorporated by reference to the NCR Corporation Current Report on Form 8-K filed May 2, 2005).

10.25	Letter Agreement with Gerald Gagliardi dated February 28, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed March 6, 2006).

10.26	Letter Agreement with Keith Taylor dated February 28, 2006 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed March 6, 2006).

14	Code of Conduct for associates of NCR Corporation.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2006.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2006.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2006.

99.1	Letter to Shareholders included in the 2005 Annual Report to Shareholders.

NCR Corporation

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	$24	$4	$—	$3	$25
Deferred tax asset valuation allowance	585		—	43	542
Inventory excess and obsolete reserves	56	36	—	40	52
Reserves related to business restructuring	6	6	—	4	8

Year Ended December 31, 2004
Allowance for doubtful accounts	$27	$5	$—	$8	$24
Deferred tax asset valuation allowance	546	39	—	—	585
Inventory excess and obsolete reserves	50	28	—	22	56
Reserves related to business restructuring	10	1	—	5	6

Year Ended December 31, 2003
Allowance for doubtful accounts	$25	$6	$—	$4	$27
Deferred tax asset valuation allowance	357	189	—	—	546
Inventory excess and obsolete reserves	51	24	—	25	50
Reserves related to business restructuring	16	1	—	7	10

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: March 10, 2006	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ William Nuti	Director, President and Chief Executive Officer
William Nuti

/s/ Peter Bocian	Senior Vice President and Chief Financial Officer
Peter Bocian	(Principal Financial and Accounting Officer)

/s/ James M. Ringler	Chairman of the Board of Directors
James M. Ringler

/s/ Edward P. Boykin	Director
Edward P. Boykin

/s/ Mark P. Frissora	Director
Mark P. Frissora

/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

/s/ Victor L. Lund	Director
Victor L. Lund

/s/ C.K. Prahalad	Director
C.K. Prahalad

/s/ William S. Stavropoulos	Director
William S. Stavropoulos

Date: March 10, 2006