Form 10-Q
period 2006-03-31
NCR CORP
filed 2006-05-08
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of April 28, 2006, was approximately 182 million.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2006	2005
Revenue
Product revenue	$637	$678
Service revenue	646	665

Total revenue	1,283	1,343

Operating expenses
Cost of products	402	438
Cost of services	529	534
Selling, general and administrative expenses	245	258
Research and development expenses	60	59

Total operating expenses	1,236	1,289

Income from operations	47	54

Interest expense	6	6
Other (income) expense, net	(9)	8

Income before income taxes	50	40

Income tax expense	9	10

Net income	$41	$30

Net income per common share

Basic	$0.23	$0.16

Diluted	$0.22	$0.16

Weighted average common shares outstanding
Basic	181.7	186.4
Diluted	185.0	191.6

See Notes to Condensed Consolidated Financial Statements.

Shares outstanding and per share amounts reflect a two-for-one stock split effective on January 21, 2005.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$746	$810
Accounts receivable, net	1,290	1,305
Inventories, net	393	361
Other current assets	234	217

Total current assets	2,663	2,693

Reworkable service parts and rental equipment, net	243	235
Property, plant and equipment, net	368	378
Goodwill	140	129
Prepaid pension cost	964	976
Deferred income taxes	589	522
Other assets	348	354

Total assets	$5,315	$5,287

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$2
Accounts payable	440	490
Payroll and benefits liabilities	226	292
Customer deposits and deferred service revenue	528	444
Other current liabilities	413	417

Total current liabilities	1,609	1,645

Long-term debt	305	305
Pension and indemnity plan liabilities	560	557
Postretirement and postemployment benefits liabilities	259	259
Income taxes	348	307
Other liabilities	151	158
Minority interests	22	21

Total liabilities	3,254	3,252

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 181.8 and 181.7 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	2	2
Paid-in capital	766	794
Retained earnings	1,559	1,518
Accumulated other comprehensive loss	(266)	(279)

Total stockholders’ equity	2,061	2,035

Total liabilities and stockholders’ equity	$5,315	$5,287

See Notes to Condensed Consolidated Financial Statements.

Shares issued reflect a two-for-one stock split effective on January 21, 2005.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Three Months Ended March 31
	2006	2005
Operating activities
Net Income	$41	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	63
Stock-based compensation expense	7	1
Excess tax benefit from stock-based compensation	(8)	—
Other adjustments to income, net	1	11
Changes in assets and liabilities:
Receivables	13	19
Inventories	(27)	—
Current payables and accrued expenses	(117)	(153)
Customer deposits and deferred service revenue	84	79
Employee severance and pension	21	12
Other assets and liabilities	(34)	(51)

Net cash provided by operating activities	38	11

Investing activities
Net expenditures and proceeds for reworkable service parts	(26)	(18)
Expenditures for property, plant and equipment	(15)	(16)
Proceeds from sales of property, plant and equipment	11	2
Additions to capitalized software	(20)	(16)
Other investing activities and business acquisitions, net	(15)	3

Net cash used in investing activities	(65)	(45)

Financing activities
Purchases of Company common stock	(88)	(120)
Excess tax benefit from stock-based compensation	8	—
Short-term borrowings, net	—	1
Proceeds from employee stock plans	40	60

Net cash used in financing activities	(40)	(59)

Effect of exchange rate changes on cash and cash equivalents	3	(2)

(Decrease) in cash and cash equivalents	(64)	(95)
Cash and cash equivalents at beginning of period	810	750

Cash and cash equivalents at end of period	$746	$655

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2005.

The Company is contemplating changing its accounting for reworkable service parts and is in the process of determining the effects of the change, which will be accounted for as a change in accounting principle pursuant to SFAS 154 “Accounting Changes.” The new method is expected to account for reworkable service parts within inventory as opposed to long-lived assets. While the Company is still evaluating the potential impact of the change, it is not expected to be material to the Company’s financial position or results of operations, however, it is expected that the reclassification of amounts from cash flows from investing activities to cash flows from operating activities may be material to those captions within the statement of cash flows. The change is not expected to change overall cash flows for any year.

Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States (otherwise referred to as GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31
In millions	2006	2005
Comprehensive Income
Net income	$41	$30
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	1	(1)
Unrealized (loss) gain on derivatives	(2)	6
Currency translation adjustments	11	(11)
Other adjustments	3	—

Total comprehensive income	$54	$24

In millions	March 31 2006	December 31 2005
Inventories
Work in process and raw materials	$104	$96
Finished goods	289	265

Total inventories, net	$393	$361

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company adopted SFAS 123R beginning in 2006. See Note 6 for a further discussion of stock compensation accounting and its effect on NCR.

Proposed Statement of Financial Accounting Standards In March 2006, the FASB issued Proposed SFAS Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R. This exposure draft impacts the valuation of the additional minimum pension liability by recognizing previously unrecognized items including (i) the unrecognized net transition assets or obligations recognized as an adjustment to retained earnings, and (ii) unrecognized actuarial gain/loss and unrecognized prior service cost/credits recognized as an adjustment to other comprehensive income. The Company is presently reviewing the potential impact of this proposed financial accounting standard.

4. BUSINESS COMBINATIONS

The Company completed two acquisitions during the first quarter of 2006 for a total cost of approximately $14 million, which was paid in cash. A description of each acquisition is as follows:

•	Acquisition of the automated teller machines (ATM) business assets of Tidel Technologies, Inc. on January 5, 2006 to enhance the Company’s entry-level distribution and product strength in the convenience and retail ATM market segments.

•	Acquisition of SeeCommerce on February 22, 2006 to enhance the Company’s existing demand and supply chain analytic applications portfolio.

Goodwill recognized in these transactions amounted to $10 million in the first quarter of 2006, and the amount is expected to be fully deductible for tax purposes. Goodwill of $4 million was assigned to the Data Warehousing segment and $6 million was assigned to the Financial Self Service segment. The total amount for purchased intangible assets was $1 million. The weighted-average amortization period is 5 years for the purchased intangible assets, which consist entirely of intellectual property associated with software.

The operating results of these businesses have been included with NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures otherwise required under FASB Statement No. 141, “Business Combinations,” are not being provided because the impact of the transactions is not material. The purchase prices of these businesses, reported under Other Investing Activities in the Consolidated Statements of Cash Flows, have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

5. OTHER INTANGIBLE ASSETS

NCR’s other intangible assets, reported under Other Assets in the Condensed Consolidated Balance Sheets, which were specifically identified when acquired, are deemed to have finite lives and are being amortized over original periods ranging from four to ten years. The gross carrying amount and accumulated amortization for NCR’s other intangible assets were as follows:

	March 31, 2006		December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets
Patents	$14	$(14)	$14	$(13)
Intellectual property	54	(14)	53	(12)

Total other intangible assets	$68	$(28)	$67	$(25)

The aggregate amortization expense (actual and estimated) for other intangible assets for the following periods is:

	Three months ended March 31, 2006	For the year ended (estimated)
In millions		2006	2007	2008	2009	2010
Amortization expense	$3	$11	$10	$9	$8	$4

6. STOCK COMPENSATION PLANS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

SFAS 123R resulted in a change in our method of measuring and recognizing the fair value of our stock options and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS 123R, the Company used the nominal vesting period approach for retirement eligible employees. Using this approach, the Company recognized compensation cost for share-based awards granted prior to 2006 over the stated vesting period for retirement eligible employees. As a result of adopting SFAS 123R, the Company has changed its approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. Compensation expense is now recognized over the period from the date of grant to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period (non-substantive vesting period approach). Had the Company also applied the non-substantive vesting period approach to awards granted prior to 2006, incremental compensation expense would have been immaterial for the three months ended March 31, 2006 and for the three months ended March 31, 2005 (pro forma).

On March 31, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below in this Note). The Company recorded stock-based compensation expense for the periods ended March 31, 2006 and 2005 as follows, the components of which are further described below.

	Three Months Ended March 31
In millions	2006	2005
Stock options	$4	$—
Restricted stock	3	1

Total stock-based compensation (pre-tax)	7	1
Tax benefit	(2)	—

Total stock-based compensation, net of tax	$5	$1

Under SFAS 123R, the Company recognized $6 million ($4 million after-tax) of incremental stock-based compensation expense in the first quarter of 2006, which had a $0.02 impact on basic and diluted earnings per share. Compensation cost capitalized as part of inventory and fixed assets for 2006 was immaterial. The total number of shares authorized to be issued under all share-based plans was 80 million prior to approval by the Company’s stockholders of the Stock Incentive Plan and discontinuation of the Management Stock Plan (discussed below in this Note). New shares of the Company’s common stock are issued as a result of stock option exercises. The Company has the option, based on a Board authorized program, to repurchase shares on the open market to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. In addition, no compensation expense was recorded for purchases under the ESPP in accordance with APB No. 25. If NCR had recognized stock option-based compensation expense based on the fair value of stock options grants, restricted stock grants and employee stock purchases under the ESPP at the grant date, net income and net income per diluted share for the three months ended March 31, 2005, on a pro forma basis, would have been as follows:

In millions, except per share amounts	Three Months Ended March 31, 2005
Net income	$30

Stock-based employee compensation expense included in reported net income (pre-tax)	1
Tax benefit of stock-based employee compensation included in reported net income	—

Subtotal: Add to net income	1

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	6
Tax benefit of stock-based employee compensation determined under fair value- based method for awards	(1)

Subtotal: Deduct from net income	5

Pro forma net income	$26

Basic net income per share:
As reported:	$0.16
Pro forma:	$0.14
Diluted net income per share:
As reported:	$0.16
Pro forma:	$0.14

The 2005 pro forma net income and net income per diluted share were computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended March 31, 2005 was $15.55, and was estimated based on the following weighted average assumptions:

Three Months Ended March 31 2005

Dividend yield	—
Risk-free interest rate	4.00%
Expected volatility	35.5%
Expected holding period (years)	5.5

Stock Option Plan

Prior to approval by the Company’s stockholders on April 26, 2006 of the NCR 2006 Stock Incentive Plan (SIP), the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options relating to shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. The MSP was adopted by the Board of Directors, with stockholder approval, effective January 1, 1997. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding.

The SIP also provides for the grant of several different forms of stock-based compensation, including stock options, relating to shares of NCR common stock. The Compensation and Human Resource Committee of the Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee of the Board of Directors as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance will administer the SIP with respect to non-employee members of the Board of Directors.

Compensation expense in the first quarter of 2006 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended March 31, 2006 was $15.64, and was estimated based on the following weighted average assumptions:

Three Months Ended March 31 2006

Dividend yield	—
Risk-free interest rate	4.58%
Expected volatility	35.7%
Expected holding period (years)	5.3

Expected volatility incorporates a blend of both historical volatility of the Company’s stock and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected holding period of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The	following table summarizes the Company’s stock option activity for the three months ended March 31, 2006:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Shares in thousands
Outstanding at January 1, 2006	11,140	$21.53
Granted	1,047	$38.75
Exercised	(2,076)	$18.51
Canceled	(45)	$24.44
Forfeited	(6)	$21.16

Outstanding at March 31, 2006	10,060	$23.95	6.57	$182

Fully vested and expected to vest at March 31, 2006	9,670	$23.92	6.54	$176

Exercisable at March 31, 2006	6,674	$19.76	5.37	$149

The total intrinsic value of options exercised was $42 million during the first quarter of 2006 and $53 million during the first quarter of 2005. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31 was $40 million in 2006 and $60 million in 2005. The tax benefit realized from these exercises for the first quarter was $12 million in 2006 and $16 million in 2005. As of March 31, 2006 there was $40 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock and Restricted Stock Units

The MSP provided for the issuance of restricted stock to certain employees as a form of long-term compensation, retention, promotion or other special circumstances. The Company’s stock grants under the MSP can be categorized as either service vesting or performance-based vesting. The service vesting shares typically vested over a three- to four-year period beginning on the date of grant. These grants were not subject to future performance measures. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Performance-based grants were subject to future performance measurements, which included NCR’s achievement of Cumulative Net Operating Profit (as defined in the Plan) over a three-year period and return on capital over a three-year period. All performance-based shares will become vested at the end of three years provided that the employee is continuously employed by NCR and the applicable performance measures are met. Performance-based grants must be earned, based on performance, before the actual number of shares to be vested is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding.

The SIP also provides for the issuance of restricted stock, as well as restricted stock units. Performance goals may be established by the Compensation and Human Resource Committee in connection with the grant of restricted stock or restricted stock units. Any grant of restricted stock or restricted stock units will be subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder but is also subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the three month period ended March 31, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Shares in thousands
Unvested shares at January 1, 2006	867	$26.82
Shares granted	445	$38.59
Shares vested and distributed	(157)	$17.29
Shares forfeited	(6)	$26.99

Unvested shares at March 31, 2006	1,149	$32.60

The total fair value of shares vested and distributed during the first quarter of 2006 was $6 million and during the first quarter of 2005 was $2 million. As of March 31, 2006, there was $30 million of total compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

The following table represents restricted stock granted in the first quarter of 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Shares in thousands
Service-based shares	31	$36.47
Performance-based shares	414	$38.74

Total stock grants	445	$38.59

Other Share-based plans

The ESPP enables eligible employees to purchase NCR’s common stock at a discount to the average market price at the end of the last trading day of each month. In 2006, the ESPP discount was reduced from 15% to 5% of the average market price. This change in plan resulted in the expense related to the ESPP to be non-compensatory under SFAS 123R. Employees may authorize payroll deductions up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.1 million shares in the first quarter of 2006 and 0.2 million shares in the first quarter of 2005 of NCR common stock for approximately $5 million in 2006 and $7 million in 2005. As of March 31, 2006, approximately 16 million shares were authorized and 1.9 million shares were available for grant under this plan. As previously disclosed, on April 26, 2006 NCR’s stockholders approved a new Employee Stock Purchase Plan, which will become effective on January 1, 2007.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended March 31 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Net service cost	$12	$11	$10	$12	$22	$23
Interest cost	45	45	20	21	65	66
Expected return on plan assets	(60)	(56)	(29)	(33)	(89)	(89)
Settlement charge	—	—	1	—	1	—
Special Termination Benefit	9	—	—	—	9	—
Amortization of:
Prior service cost	—	—	1	2	1	2
Actuarial loss	13	15	22	17	35	32

Net benefit cost	$19	$15	$25	$19	$44	$34

The net periodic benefit cost of the postretirement plan for the three months ended March 31 was:

	Postretirement Benefits
In millions	2006	2005
Interest cost	$2	$2
Amortization of:
Prior service cost	(3)	(3)
Actuarial loss	2	2

Net benefit cost	$1	$1

Employer Contributions

Pension For the three months ended March 31, 2006, NCR contributed approximately $21 million to its international pension plans, and $2 million to its executive pension plan. NCR anticipates contributing an additional $99 million to its international pension plans in 2006 for a total of $120 million and $8 million to its executive pension plan in 2006 for a total of $10 million. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2006.

As previously announced in the fourth quarter of 2005, to further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a $9 million non-cash increase in pension expense during the first quarter of 2006.

Postretirement For the three months ended March 31, 2006, the Company made $5 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $20 million to its U.S. postretirement plan for a total of $25 million in 2006.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2006 cannot currently be reasonably determined.

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

In the fourth quarter of 2005, NCR revised the basis of its reserve for the Fox River matter. The factors considered in revising the reserve are discussed below. After taking into account receivables for certain probable insurance and indemnity recoveries (also discussed below), the reserve at March 31, 2006 was $58 million, unchanged from December 31, 2005. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

•	For the first factor described above, total clean-up costs for the site, NCR previously determined that there was a range of equally likely outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was $480 million. This amount was derived by taking the Governments’ ROD estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that the Governments’ own cost estimates were understated. As the engineering design work has progressed, some of the uncertainty surrounding clean-up costs has been reduced. While there is a range of reasonably possible outcomes for clean-up costs, based on information currently available, a best estimate within that range can now be made. That estimate is $551 million, which includes the expected costs of the clean-up work in OU 1 and OUs 2-5, plus a 20% contingency for both. The range of reasonably possible outcomes is now estimated to be between $459 million (assuming no contingencies) and $874 million (depending on how the remedy is implemented). However, there can be no assurances that these amounts will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR previously determined that there was a range of equally likely outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. That amount was $176 million. Based on confidential settlement discussions held during the third and fourth quarters of 2005, along with NCR’s assessment of the trustees’ positions and prior NRD settlements, a best estimate of the remaining total NRD liability can now be made, and that amount is $131 million. There is still a range of reasonably possible outcomes, and that range is between $10 million and $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR has examined amounts developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. NCR has determined that there is a range of equally likely outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe it is near 100%.

•	Fourth, for the NCR share of the joint NCR/API payments, NCR previously estimated that it would pay 45 percent of all costs attributable to the joint NCR/API share. NCR and API are parties to a sharing agreement that requires NCR to pay 45 percent of the first $75 million in total costs attributable to the joint NCR/API share, and provides for an arbitration to determine shares for amounts in excess of $75 million. The arbitration was held in the fourth quarter of 2005, and the arbitrators determined that NCR will pay 40 percent of costs in excess of $75 million. NCR’s estimate has been revised to be consistent with the arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2013, the time period the Governments projected in the RODs it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the remedy will be designed and the initial clean-up activities will begin. NCR believes that once clean-up is underway, its transaction costs may decrease significantly on an annual basis.

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

The Governments have recently required that NCR and Sonoco-U.S. Paper Mills undertake in 2007 a removal action involving an area of elevated PCBs just downriver of the De Pere Dam. The costs of this project are included in the $551 million estimate discussed in the first factor above.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2006, the maximum future payment obligation of this guaranteed value and the associated liability balance was $6 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at March 31, 2006. The Company has not recorded a liability in connection with these guarantees as the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

	Three Months Ended March 31
In millions	2006	2005
Warranty reserve liability
Beginning balance at January 1	$19	$21
Accruals for warranties issued	8	10
Settlements (in cash or in kind)	(12)	(13)

Ending balance at March 31	$15	$18

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

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and restricted stock awards. Please refer to Note 6 for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share for the three months ended March 31 are as follows:

In millions, except per share amounts	2006	2005
Net income available for common stockholders	$41	$30

Weighted average outstanding shares of common stock	181.7	186.4
Dilutive effect of employee stock options and restricted stock	3.3	5.2

Common stock and common stock equivalents	185.0	191.6
Earnings per share:
Basic	$0.23	$0.16
Diluted	$0.22	$0.16

Options to purchase an additional 2.3 million shares of common stock for the first quarter of 2006 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no such anti-dilutive options outstanding in the first quarter of 2005.

10. DEBT OBLIGATIONS

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at March 31, 2006.

11. SEGMENT INFORMATION

NCR is managed through the following businesses, which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended March 31
In millions	2006	2005
Revenue by segment

Data Warehousing
Products	$163	$195
Professional and installation-related services	84	79

Total Data Warehousing solution	247	274
Data Warehousing support services	79	76

Total Data Warehousing revenue	326	350

Financial Self Service (ATMs)
Products	211	217
Professional and installation-related services	48	55

Total Financial Self Service revenue	259	272

Retail Store Automation
Products	131	122
Professional and installation-related services	41	53

Total Retail Store Automation revenue	172	175

Customer Services
Customer Service Maintenance:
Financial Self Service	155	148
Retail Store Automation	116	114
Payment & Imaging and Other	30	31
Third-Party Products and Exited Businesses	59	73

Total Customer Services Maintenance	360	366
Third-Party Product Sales	8	11
Professional and installation-related services	51	70

Total Customer Services revenue	419	447

Systemedia	101	114

Payment & Imaging and Other
Products	23	19
Professional and installation-related services	16	14

Total Payment & Imaging and Other	39	33
Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(33)	(48)

Total Revenue	$1,283	$1,343

Operating Income (Loss) by Segment
Data Warehousing	$67	$72
Financial Self Service (ATMs)	13	25
Retail Store Automation	(7)	(3)
Customer Services	20	9
Systemedia	—	—
Payment & Imaging and Other	6	1
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(8)	(16)

Subtotal - Segment operating income	91	88

Pension expense	(44)	(34)

Total income from operations	$47	$54

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2006:

•	Continued operational improvement (adjusted for non-operational items discussed within this MD&A) more than offset lower revenue

•	Revenue was negatively impacted by foreign currency movements, price erosion in Financial Self Service and lower volume in Data Warehousing

•	Customer Services continues to improve profitability period-over-period

We continued our focus in the quarter on our strategic initiatives to increase operating income and return maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

•	Increased productivity/competitive cost structure – We continue to optimize our cost and expense structure by increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Despite lower revenue, we are clearly seeing results as evidenced by our lower infrastructure costs and improved Customer Services profitability. In addition, we are looking to drive operational and financial improvement by lowering our service delivery costs, improving the percentage of NCR ATMs and POS equipment that is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability.

•	Profitable growth – In the first quarter, we completed two acquisitions that we expect will provide benefits in 2006 and beyond. See Note 4 of Notes to Condensed Consolidated Financial Statements. We believe that these acquisitions will increase our market coverage and enhance our existing solution offerings. We expect to continue our investments in demand creation in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in data warehousing, enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. In the first quarter, Data Warehousing began hiring incremental sales and demand creation resources to expand the reach into newer vertical markets such as manufacturing, financial, healthcare, insurance and government.

•	High-performance culture – To achieve a higher level of performance and growth, the Company expects to work in close collaboration with our customers to more efficiently address and anticipate their needs, allowing us to effectively innovate our products, solutions and processes to meet ever-changing market demands and customer requirements.

We are taking all of these actions to position NCR for long-term success, and the results should be seen in NCR’s short and long-term financial results. We expect to continue with these initiatives for the remainder of 2006, as we refine our business model and position the Company for growth and profitability.

Results of Operations for Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In millions	2006	2005
Consolidated revenue	$1,283	$1,343

Consolidated gross profit	$352	$371
Consolidated operating expenses:
Selling, general and administrative expenses	245	258
Research and development expenses	60	59

Consolidated income from operations	$47	$54

Revenue decreased 4% from the first quarter of 2005. The revenue decline included the negative impact of nearly 3% from foreign currency fluctuations. Revenue declined approximately 2% when compared in constant currency. Revenue was lower due to the Company’s de-emphasis of third-party products and services, the negative effect of price erosion in our Financial Self Service business, as well as lower volume in our Data Warehousing business. Income from operations during the first quarter was down period-over-period due to $6 million of incremental stock-based compensation expense and $9 million of non-cash incremental pension expense associated with an early retirement program offered during the first quarter of 2006 in our Customer Services business. The first quarter of 2005 included the benefit of $7 million from the reduction of previously over-accrued expenses. After adjusting for these items, consolidated income from operations increased due to the improved profitability in our Customer Services business.

Gross Margin

Gross margin as a percentage of revenue for the three months ended March 31, 2006 decreased slightly to 27.4% from 27.6% in the first quarter of 2005. Product gross margins increased to 36.9% from 35.4% due to a favorable mix of products sold in our Data Warehousing business along with higher software revenues in our Payment & Imaging and Other business. Services gross margin decreased to 18.1% from 19.7%, driven mainly by incremental pension costs related to the early retirement program offered in our Customer Services business. Services gross margins were basically unchanged when adjusted for this item.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $305 million for the first quarter of 2006 compared to $317 million during the same period of 2005. As a percentage of revenue, total operating expenses increased to 23.8% in the first quarter of 2006 from 23.6% for the same period of 2005. Overall expenses were up in Data Warehousing as we continue to invest in this business while infrastructure expenses continue to decline.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months ended March 31, 2006 and 2005 were impacted by certain employee benefit plans as shown below:

	Three Months Ended March 31
In millions	2006	2005
Pension expense	$44	$34
Postemployment expense	20	23
Postretirement expense	1	1

Net expense	$65	$58

During the three months ended March 31, 2006, NCR incurred $44 million of pension expense compared to $34 million in the first quarter of 2005. The increase was due primarily to a $9 million one-time special termination benefits charge related to the early retirement program described in more detail below in the “Restructuring and Re-Engineering” section of this MD&A and by discount rate reductions in a number of countries. We expect pension expense of approximately $150 million in 2006 which includes the impact of the early retirement program.

Postemployment plan expense during the first three months of 2006 decreased to $20 million from $23 million during the same time period in 2005. The decrease was driven primarily by discount rate changes and the effect of the strong dollar. Postretirement plan expense of $1 million during the first quarter of 2006 was essentially unchanged from the same period during 2005.

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

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the stronger U.S. Dollar versus the prior period, the Company was negatively impacted by currency fluctuations, primarily in our Europe, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue decreased 7% during the first quarter of 2006. Foreign currency fluctuations had a 3% negative impact on the period-over-period revenue comparison. Revenue was down mainly due to the timing of transactions, which are now expected to occur in the second quarter of 2006. Revenue in this business is difficult to forecast due to the impact and timing of large deals. Operating income was $5 million lower than generated in the first quarter of 2005, but was in-line as a percent of revenue due to favorable mix of software and storage hardware. The change in mix can vary from period to period and should not be considered a trend looking forward. Operating income was down overall due to lower revenue.

Financial Self Service: Financial Self Service revenue decreased 5% in the first quarter of 2006 from the same period in 2005. Foreign currency fluctuations had a 3% negative impact on the period-over-period revenue comparison. The prior period revenue was higher due to upgrade activity related to regulatory requirements. Operating income was down $12 million compared to the same period of 2005. The decrease in operating income was primarily due to lower volume and competitive pricing pressure.

Retail Store Automation: Retail Store Automation revenue decreased 2% in the first quarter of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 3% negative impact on the period-over-period revenue comparison. The operating loss in this business was $4 million higher in the first quarter of 2006 compared to the first quarter of 2005. The increase in the loss was due to lower profit in Japan and the negative impact from foreign currency fluctuations. The lower profit in Japan was primarily due to accrued losses on professional services contracts.

Customer Services: Customer Services revenue decreased 6% in the first quarter of 2006 compared to the same period in 2005. Foreign currency fluctuations had a 3% negative impact on the period-over-period revenue comparison. In line with our strategy, revenues are down as we continue to exit agreements to service third-party products. Due to lower revenue in our product segments, installation-related services were also down. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $11 million in the quarter over the prior period.

Systemedia: Systemedia revenue in the first quarter was down 11% compared to the first quarter of 2005. Foreign currency fluctuations had a 3% negative impact on the period-over-period revenue comparison. Revenue is down as this business continues to see strong competition and de-emphasizes its focus on certain countries. Operating income was at breakeven in the first quarter of 2006, unchanged from the prior period. Cost and expense reductions helped to offset the negative impact of lower revenue.

Payment & Imaging and Other: Revenue for this segment increased 18% in the first quarter of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 4% negative impact on the period-over-period revenue comparison. Operating income was $6 million higher in the first quarter compared to the same period in 2005. Both revenue and operating income were aided by a large software deal in the first quarter of 2006.

Revenue by Region

The following table presents data for revenue by region for the three months ended March 31:

In millions	2006	% of Total	2005	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$675	52%	$690	51%	(2)%	(2)%
Europe/Middle East/Africa (EMEA)	395	31%	431	32%	(8)%	(2)%
Japan	88	7%	104	8%	(15)%	(5)%
Asia/Pacific (excluding Japan)	125	10%	118	9%	6%	8%

Consolidated revenue	$1,283	100%	$1,343	100%	(4)%	(2)%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Revenue in the Americas region was down due to lower revenues in Financial Self Service, Retail Store Automation, Customer Services and Systemedia. In the EMEA region, increases beyond the impact of foreign currency for our Financial Self Service, Retail Store Automation and Payment & Imaging and Other businesses were more than offset by declines in Data Warehousing, Customer Services and Systemedia. In Japan, revenue was down in Data Warehousing, Retail Store Automation and Customer Services. Finally, in our Asia/Pacific region, the revenue increase was driven by increases in Data Warehousing, Financial Self Service and Payment & Imaging and Other.

Interest and Other Income and Expense

Interest expense of $6 million was unchanged in the first quarter of 2006, compared to the first quarter of 2005.

Other income, net, for the first quarter of 2006 was $9 million, compared to $8 million of expense for the first quarter of 2005. The period-over-period difference was driven by foreign exchange movements, higher interest income and a $10 million write-down of an equity investment in Germany that occurred in 2005.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the first quarter of 2006 was 18%, which was lower than expected due to the mix of profits and losses by country. The tax rate for the first quarter of 2005 was 25%. The tax rate for the full-year 2006 is expected to be 22%.

The Internal Revenue Service (IRS) has completed its examination of the federal income tax returns, excluding amendments, of NCR for all years through 2002. As of March 31, 2006, the IRS was in the process of examining NCR’s income tax returns for years 2003 and 2004. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that it is appropriately reserved for any outstanding issues arising from these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

Restructuring and Re-Engineering

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million. This initiative should result in annual cost savings of $3 to $4 million beginning in 2007.

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

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Three Months Ended March 31
In millions	2006	2005
Net cash provided by operating activities	$38	$11
Less: Net expenditures and proceeds for service parts	(26)	(18)
Less: Expenditures for property, plant and equipment	(15)	(16)
Less: Additions to capitalized software	(20)	(16)

Free cash flow used	$(23)	$(39)

For the first quarter of 2006, cash provided by operating activities increased by $27 million, while capital expenditures increased by $11 million, resulting in a net increase in free cash flow of $16 million compared to the first quarter of 2005. Free cash flow is seasonally lower in the first quarter due to incentive compensation payments, which are typically made in the first quarter of the year and relate to prior year operating performance. The increase in cash provided by operating activities was mainly due to the positive impact of changes in assets and liabilities as compared to the prior period changes. The increase in capital expenditures of $11 million was largely due to an increase in reworkable service parts primarily related to retail-related accounts.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $11 million from the sale of property and $15 million of cash used for mainly acquisition-related activity. Our financing activities in the first quarter of 2006 mainly consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During the first quarter of 2006, we purchased 2.3 million shares of NCR common stock for $88 million as compared to 3.3 million shares purchased for $120 million in the first quarter of 2005 (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Cash inflows from stock plans were $40 million in the first quarter of 2006 compared to $60 million in the first quarter of 2005.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2005. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at March 31, 2006.

Our cash and cash equivalents totaled $746 million as of March 31, 2006. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Our customers sometimes finance our product sales through third-party financing companies. In case of customer default, these financing companies may be forced to resell this equipment at discounted prices, thus impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

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

Stock Option Accounting Similar to other companies, we use stock awards as a form of compensation for certain employees. The Company adopted SFAS 123R beginning January 1, 2006. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation could vary depending on a number of assumptions or changes. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, or an unusually high amount of expirations of stock options.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the first quarter of 2006, the percentage of revenues from outside of the United States was 54%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Work Environment

Restructuring and Re-engineering As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, our plan includes initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We currently have many initiatives underway. If we are not successful in managing these initiatives and minimizing any resulting loss in productivity, our business and operating results could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide ERP system and complete the transition of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 (as set forth in “Report of Management” in our Annual Report on Form 10-K for the year ended December 31, 2005), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 8 of Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” and in the “Critical Accounting Policies and Estimates” section of this MD&A, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes.

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

Critical Accounting Policies and Estimates

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with SFAS 123R, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123R, we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

Management has reassessed the critical accounting policies as disclosed in our 2005 Form 10-K and determined that no changes or deletions are needed to the policies as disclosed. Also, there were no significant changes in our estimates associated with those policies. As discussed in the preceding paragraph, we have added stock-based compensation to our critical accounting policies. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information about our stock compensation plans and our adoption of SFAS 123R. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was stronger in the first quarter of 2006 as compared to the first quarter of 2005 based on comparable weighted averages for our functional currencies. This had a negative impact of nearly 3% on first quarter 2006 revenue versus first quarter 2005 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $15 million at March 31, 2006 and $18 million at March 31, 2005 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $15 million at March 31, 2006 and $18 million at March 31, 2005 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities at March 31, 2006 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At March 31, 2006 and 2005, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the first quarter of 2006, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities were agreed to be transitioned to Accenture. As of June 30, 2004, as part of the transition of transaction processing, Accenture assumed the primary responsibility for processing the period-end financial close activities, including the majority of transaction processing for general ledger activities. As of December 31, 2005, a majority of the transaction processing activities had transitioned to Accenture. We believe this was a significant change with respect to the personnel responsible for the effectiveness of transaction processing activities in NCR’s control environment. NCR is providing appropriate oversight for these Accenture administered functions and support during these transitions. Additional transition activities have begun again in the first quarter of 2006 and are expected to continue throughout 2006.

In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing. In the first quarter of 2006, these improvements were made in a number of areas throughout the Company, including improved monitoring controls, management reporting, employee training and information technology controls. We do not believe that any of these changes had a material impact, or reasonably are likely to have a material impact on, our internal control over financial reporting when considered individually; however, when viewed in the aggregate, these changes could be considered material.

Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in the material under Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated herein by reference.

Item 1A. RISK FACTORS

Information regarding risk factors is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report under the caption “Factors That May Affect Future Results,” and is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the first quarter of 2006, the Company purchased 2.3 million shares of its common stock at an average price per share of $38.90 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the NCR Employee Stock Purchase Plan (ESPP).

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999. As of March 31, 2006 the Company had a total remaining authorization of $428 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the first quarter of 2006, the total of these purchases were 14,190 shares at an average price of $39.59 per share.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
January 1 through January 31, 2006	100,000	$37.31	100,000	—
February 1 through February 28, 2006	1,850,000	$38.87	750,000	1,100,000
March 1 through March 31, 2006	300,000	$39.64	150,000	150,000

First quarter total	2,250,000	$38.90	1,000,000	1,250,000	$428,312,279

In addition, subsequent to the Company’s customary blackout period surrounding the release of earnings, from May 1, 2006 through May 5, 2006, the Company repurchased approximately 810 thousand shares for approximately $33 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2006. NCR’s Annual Meeting of Stockholders was held on April 26, 2006. At the Annual Meeting, stockholders voted on five matters: a proposal to elect William R. Nuti and James M. Ringler as Class A directors, a proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006, a proposal to approve the NCR Management Incentive Plan, a proposal to approve the NCR Stock Incentive Plan, and a proposal to approve the NCR Employee Stock Purchase Plan. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class A Directors:

	William R. Nuti	For:	156,759,052	Withhold:	1,841,305
	James M. Ringler	For:	140,154,843	Withhold:	18,445,513

2.	Approve appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2006.

	For:	155,716,659
	Against:	1,842,683
	Abstain:	1,041,011

3.	Approve the NCR Management Incentive Plan.

	For:	129,707,177
	Against:	7,391,009
	Abstain:	1,478,968

4.	Approve the NCR Stock Incentive Plan.

	For:	126,017,899
	Against:	11,181,607
	Abstain:	1,377,646

5.	Approve the NCR Employee Stock Purchase Plan.

	For:	135,390,891
	Against:	1,857,633
	Abstain:	1,324,955

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 25, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 30, 2006).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	NCR Director Compensation Program, dated April 26, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 2, 2006).

10.2	Form of 2006 Director Stock Option Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 2, 2006).

10.3	Form of 2006 Restricted Stock Unit Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 2, 2006).

10.4	NCR Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit B to the NCR Corporation Proxy Statement filed on March 10, 2006).

10.5	NCR Management Incentive Plan (incorporated by reference to Exhibit A to the NCR Corporation Proxy Statement filed on March 10, 2006).

10.6	Letter Agreement between NCR Corporation and Malcolm Collins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2006).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2006.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2006.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2006.

NCR and Teradata are either registered trademarks or trademarks of NCR International, Inc. in the United States and/or other countries. NCR FastLane and RealPOS are either registered trademarks or trademarks of NCR Corporation in the United States and/or in other countries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: May 8, 2006	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and Chief Financial Officer