Form 10-Q
period 2006-06-30
NCR CORP
filed 2006-08-04
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2006, was approximately 180.2 million.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Product revenue	$805	$762	$1,442	$1,440
Service revenue	726	708	1,372	1,373

Total revenue	1,531	1,470	2,814	2,813

Cost of products	534	495	936	933
Cost of services	572	579	1,101	1,113
Selling, general and administrative expenses	264	265	509	523
Research and development expenses	58	58	118	117

Total operating expenses	1,428	1,397	2,664	2,686

Income from operations	103	73	150	127
Interest expense	6	6	12	12
Other income, net	(5)	(12)	(14)	(4)

Income before income taxes	102	79	152	119

Income tax expense (benefit)	24	(48)	33	(38)

Net income	$78	$127	$119	$157

Net income per common share
Basic	$0.43	$0.68	$0.66	$0.84

Diluted	$0.42	$0.67	$0.64	$0.82

Weighted average common shares outstanding
Basic	181.1	186.2	181.4	186.3
Diluted	184.2	190.3	184.6	190.8

See Notes to Condensed Consolidated Financial Statements.

See Note 1 for impact of change in accounting.

Shares outstanding and per share amounts reflect a two-for-one stock split effective on January 21, 2005.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$747	$810
Accounts receivable, net	1,301	1,305
Inventories, net	665	595
Other current assets	253	217

Total current assets	2,966	2,927

Property, plant and equipment, net	372	378
Goodwill	148	129
Prepaid pension cost	1,012	976
Deferred income taxes	545	522
Other assets	366	355

Total assets	$5,409	$5,287

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$2	$2
Accounts payable	484	490
Payroll and benefits liabilities	231	292
Customer deposits and deferred service revenue	495	444
Other current liabilities	428	417

Total current liabilities	1,640	1,645

Long-term debt	305	305
Pension and indemnity plan liabilities	575	557
Postretirement and postemployment benefits liabilities	264	259
Income taxes	323	307
Other liabilities	159	158
Minority interests	22	21

Total liabilities	3,288	3,252

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.2 and 181.7 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively	2	2
Paid-in capital	702	794
Retained earnings	1,637	1,518
Accumulated other comprehensive loss	(220)	(279)

Total stockholders’ equity	2,121	2,035

Total liabilities and stockholders’ equity	$5,409	$5,287

See Notes to Condensed Consolidated Financial Statements.

Shares issued reflect a two-for-one stock split effective on January 21, 2005.

See Note 1 for changes to prior period financial statements for change in accounting.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Six Months Ended June 30
	2006	2005
Operating activities
Net Income	$119	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	86
Stock-based compensation expense	14	2
Excess tax benefit from stock-based compensation	(12)	—
Deferred income taxes	18	—
Non-cash income tax adjustment	—	(64)
Other adjustments to income, net	(1)	(1)
Changes in assets and liabilities:
Receivables	4	125
Inventories	(65)	(15)
Current payables and accrued expenses	(67)	(142)
Deferred service revenue and customer deposits	50	42
Employee severance and pension	34	38
Other assets and liabilities	(26)	(65)

Net cash provided by operating activities	146	163

Investing activities
Expenditures for property, plant and equipment	(38)	(32)
Proceeds from sales of property, plant and equipment	12	7
Additions to capitalized software	(44)	(37)
Other investing activities and business acquisitions, net	(31)	2

Net cash used in investing activities	(101)	(60)

Financing activities
Purchases of Company common stock	(186)	(218)
Excess tax benefit from stock-based compensation	12	—
Proceeds from employee stock plans	61	102

Net cash used in financing activities	(113)	(116)

Effect of exchange rate changes on cash and cash equivalents	5	(13)

Decrease in cash and cash equivalents	(63)	(26)
Cash and cash equivalents at beginning of period	810	750

Cash and cash equivalents at end of period	$747	$724

See Notes to Condensed Consolidated Financial Statements.

See Note 1 for changes to prior period financial statements for change in accounting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING CHANGE

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for the accounting change described below) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The unaudited Condensed Consolidated Financial Statements as of December 31, 2005 and for the six months ended June 30, 2005 have been retrospectively adjusted for the accounting change described below. The impact of the change was not material to any prior period or the 2005 Condensed Consolidated Statements of Operations and accordingly, the Company has recorded the cumulative effect of this accounting change in the results of operations for the three and six month periods ended June 30, 2006. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2005.

Accounting Change In the second quarter of 2006, the Company changed its method of accounting for reworkable service parts used in its Customer Services maintenance business. The previous accounting method was to classify reworkable service parts as long-lived assets and to depreciate the parts over their estimated useful lives (three to six years). The Company’s new method of accounting is to classify reworkable service parts as inventory and to expense the cost of the parts when they are placed in customer equipment under maintenance contracts. The Company believes the inventory method is preferable to its former method because it recognizes expense in the period in which the parts are used and more closely aligns with the management and use of the parts.

The company recorded the change in accounting in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires that such voluntary accounting changes be made on a retrospective basis and that the Condensed Consolidated Financial Statements be adjusted to apply the inventory method retrospectively to all prior periods.

As a result of applying the accounting change retrospectively, net reworkable service parts of $234 million as of December 31, 2005, are now reflected as current assets in the accompanying unaudited Condensed Consolidated Balance Sheet as reworkable service parts inventory. Prior to the accounting change, this amount was reported as a separate caption under long-term assets. In addition, expenditures, net of proceeds, for reworkable service parts of $43 million, which was part of investing activities, is now reflected in the accompanying unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 as a part of operating activities. The impact of the accounting change on previously reported income from operations, net income and earnings per share of the current and each prior period was not material. Accordingly, the cumulative effect of the change in accounting method of approximately $0.2 million has been recorded as a decrease in cost of services in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006.

Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
In millions	2006	2005	2006	2005
Comprehensive Income
Net income	$78	$127	$119	$157
Other comprehensive income, net of tax:
Unrealized loss on securities	(2)	—	(1)	(1)
Unrealized (loss) gain on derivatives	(2)	13	(4)	19
Currency translation adjustments	50	(45)	61	(56)
Other adjustments	—	—	3	—

Total comprehensive income	$124	$95	$178	$119

In millions	June 30, 2006	December 31, 2005
Inventories
Work in process and raw materials	$117	$96
Finished goods	226	205
Service parts	322	294

Total inventories, net	$665	$595

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company adopted SFAS 123R as of January 1, 2006. See Note 6 for a further discussion of stock compensation and its effect on NCR.

FASB Interpretation No. 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on our financial condition and results of operations.

Proposed Statement of Financial Accounting Standards In March 2006, the FASB issued the proposed standard, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R.” This exposure draft impacts the valuation of the additional minimum pension liability by recognizing previously unrecognized items, including (i) the unrecognized net transition assets or obligations recognized as an adjustment to retained earnings, and (ii) unrecognized actuarial gain/loss and unrecognized prior service cost/credits recognized as an adjustment to other comprehensive income. The Company is presently reviewing the potential impact of this proposed financial accounting standard.

4. BUSINESS COMBINATIONS

The Company completed four acquisitions during the first six months of 2006 for total consideration of approximately $30 million, which was paid in cash. Goodwill recognized in these transactions amounted to $18 million, and the amount is expected to be fully deductible for tax purposes. Goodwill of $8 million was assigned to the Data Warehousing segment, $3 million was assigned to Retail Store Automation and $7 million was assigned to the Financial Self Service segment. The total amount allocated to identifiable intangible assets was $10 million. The weighted-average amortization period is 5 years for the purchased intangible assets, which consist primarily of intellectual property associated with software.

The operating results of these businesses have been included in NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures otherwise required under FASB Statement No. 141, “Business Combinations,” are not being provided because the impact of the transactions is not material. The purchase prices of these businesses, reported under Other Investing Activities in the Consolidated Statements of Cash Flows, have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported under Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from four to ten years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	June 30, 2006		December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-Compete arrangements	$5	$(1)	$5	$—
Patents	—	—	14	(13)
Intellectual property	59	(16)	48	(12)

Total identifiable intangible assets	$64	$(17)	$67	$(25)

The increase in the intellectual property since December 31, 2005 is primarily due to our acquisitions described in Note 4 above. The decrease in Patents since December 31, 2005 is due to a patent becoming fully amortized during 2006.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Six months ended June 30, 2006	For the year ended (estimated)
		2006	2007	2008	2009	2010
Amortization expense	$6	$12	$12	$11	$10	$6

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

SFAS 123R resulted in a change in our method of measuring and recognizing the fair value of our stock options and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS 123R, the Company used the nominal vesting period approach for retirement eligible employees. Using this approach, the Company recognized compensation cost for share-based awards granted prior to 2006 over the stated vesting period for retirement eligible employees. As a result of adopting SFAS 123R, the Company changed its method for recognizing compensation expense for new share-based awards granted to retirement eligible employees. Compensation expense is now recognized over the period from the date of grant to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period (non-substantive vesting period approach). Had the Company applied the non-substantive vesting period approach to awards granted prior to 2006, incremental compensation expense would have been immaterial for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005 (pro forma).

As of June 30, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below in this Note). The Company recorded stock-based compensation expense for the periods ended June 30, 2006 and 2005 as follows, the components of which are further described below.

	Three Months Ended June 30		Six Months Ended June 30
In millions	2006	2005	2006	2005
Stock options	$4	$—	$8	$—
Restricted stock	3	1	6	2

Total stock-based compensation (pre-tax)	7	1	14	2
Tax benefit	(2)	—	(4)	—

Total stock-based compensation, net of tax	$5	$1	$10	$2

As a result of adopting SFAS 123R, the Company recognized $4 million ($3 million after-tax) of expense related to stock options in the second quarter of 2006, which had a $0.02 impact on basic and diluted earnings per share, and for the six months ended June 30, 2006, the Company recognized $8 million ($6 million after-tax) of expense related to stock options, which had a $0.03 impact on basic and diluted earnings per share. Overall, total stock-based compensation expense, which includes expense related to restricted stock, increased $6 million ($4 million after-tax) for the second quarter of 2006 and $12 million ($8 million after-tax) for the six months ended June 30, 2006. Compensation cost capitalized as part of inventory and fixed assets as of June 30, 2006 was immaterial.

The total number of shares authorized to be issued under all share-based plans was 80 million prior to approval by the Company’s stockholders of the Stock Incentive Plan and discontinuation of the Management Stock Plan (discussed below in this Note). Although no new awards can be made under the Management Stock Plan, 9 million shares remain authorized for issuance pursuant to the terms of outstanding awards. A total of 12 million shares are authorized to be issued under the Stock Incentive Plan. New shares of the Company’s common stock are issued as a result of stock option exercises.

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. In addition, no compensation expense was recorded for purchases under the ESPP in accordance with APB No. 25. If NCR had recognized stock option-based compensation expense based on the fair value of stock options grants and employee stock purchases under the ESPP, net income and net income per diluted share for the three months and six months ended June 30, 2005, on a pro forma basis, would have been as follows:

In millions, except per share amounts	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$127	$157

Stock-based employee compensation expense included in reported net income (net of tax)	1	2

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	6	12
Tax benefit of stock-based employee compensation determined under fair value-based method for awards	(1)	(2)

Subtotal: Deduct from net income	5	10

Pro forma net income	$123	$149

Basic net income per share:
As reported:	$0.68	$0.84
Pro forma:	$0.66	$0.80
Diluted net income per share:
As reported:	$0.67	$0.82
Pro forma:	$0.65	$0.78

The 2005 pro forma net income and net income per diluted share for all periods presented was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended June 30, 2005 was $13.09 and for the six months ended June 30, 2005 was $15.45, and was estimated based on the following weighted average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yield	—	—
Risk-free interest rate	3.91%	4.00%
Expected volatility	35.5%	35.5%
Expected holding period (years)	5.5	5.5

Stock Option Plan

Prior to approval by the Company’s stockholders on April 26, 2006 of the NCR 2006 Stock Incentive Plan (SIP), the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options to purchase shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding.

The SIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of the Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee of the Board of Directors as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance will administer the SIP with respect to non-employee members of the Board of Directors.

Compensation expense in the first six months of 2006 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended June 30, 2006 was $16.70 and for the six months ended June 30, 2006 was $15.75, and was estimated based on the following weighted average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Dividend yield	—	—
Risk-free interest rate	4.96%	4.61%
Expected volatility	35.3%	35.7%
Expected holding period (years)	5.3	5.3

Expected volatility incorporates a blend of both historical volatility of the Company’s stock over a period equal to the expected term of the options and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2006:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Shares in thousands
Outstanding at January 1, 2006	11,140	$21.53
Granted	1,165	$38.97
Exercised	(2,863)	$18.52
Canceled	(149)	$30.39
Forfeited	(9)	$27.28

Outstanding at June 30, 2006	9,284	$24.53	6.43	$118

Fully vested and expected to vest at June 30, 2006	8,922	$24.50	6.40	$113

Exercisable at June 30, 2006	5,968	$19.97	5.14	$94

The total intrinsic value of options exercised was $59 million during the first six months of 2006 and $81 million during the first six months of 2005. Cash received from option exercises under all share-based payment arrangements for the six months ended June 30 was $61 million in 2006 and $102 million in 2005. The tax benefit realized from these exercises for the first six months was $18 million in 2006 and $25 million in 2005.

As of June 30, 2006 there was $38 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock and Restricted Stock Units

The MSP provided for the issuance of restricted stock to certain employees as a form of long-term compensation, retention, promotion or other special circumstances. The Company’s restricted stock grants under the MSP can be categorized as either service-based or performance-based vesting. The service-based shares typically vest over a three- to four-year period beginning on the date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Performance-based grants are subject to future performance measurements, which included NCR’s achievement of Cumulative Net Operating Profit (as defined in the Plan) over a three-year period and return on capital over a three-year period. All performance-based shares will become vested at the end of three years provided that the employee is continuously employed by NCR and the applicable performance measures are met. Performance-based grants must be earned, based on performance, before the actual number of shares to be vested is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding.

The SIP also provides for the issuance of restricted stock, as well as restricted stock units. Performance goals may be established by the Compensation and Human Resource Committee in connection with the grant of restricted stock or restricted stock units. Any grant of restricted stock or restricted stock units will be subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder but is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the six month period ended June 30, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Shares in thousands
Unvested shares at January 1, 2006	867	$26.82
Shares granted	530	$38.77
Shares vested and distributed	(204)	$17.09
Shares forfeited	(39)	$33.73

Unvested shares at June 30, 2006	1,154	$33.79

The total intrinsic value of shares vested and distributed during the first six months of 2006 was $8 million and during the first six months of 2005 was $2 million. As of June 30, 2006, there was $29 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

The following table represents the composition of restricted stock grants in the first six months of 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Shares in thousands
Service-based shares	86	$39.05
Performance-based shares	444	$38.83

Total stock grants	530	$38.77

Other Share-based plans

The ESPP enables eligible employees to purchase NCR’s common stock at a discount to the average market price at the end of the last trading day of each month. In 2006, the ESPP discount was reduced from 15% to 5% of the average market price. As a result, this plan is considered non-compensatory in accordance with SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.2 million shares in the first six months of 2006 and 0.4 million shares in the first six months of 2005 of NCR common stock for approximately $8 million in 2006 and $11 million in 2005. As of June 30, 2006, approximately 16 million shares were authorized and 1.8 million shares were available for purchase under this plan. On April 26, 2006, NCR’s stockholders approved a new Employee Stock Purchase Plan, which will become effective on January 1, 2007.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Net service cost	$11	$12	$12	$11	$23	$23
Interest cost	45	44	21	22	66	66
Expected return on plan assets	(60)	(56)	(31)	(33)	(91)	(89)
Settlement charge	—	—	(1)	—	(1)	—
Special Termination Benefit	—	19	—	—	—	19
Amortization of:
Transition asset	—	(1)	—	—	—	(1)
Prior service cost	—	—	2	1	2	1
Actuarial loss	13	15	23	18	36	33

Net benefit cost	$9	$33	$26	$19	$35	$52

Components of net periodic benefit expense for the six months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Net service cost	$23	$23	$22	$23	$45	$46
Interest cost	90	89	41	43	131	132
Expected return on plan assets	(120)	(112)	(60)	(66)	(180)	(178)
Special Termination Benefit	9	19	—	—	9	19
Amortization of:
Transition asset	—	(1)	—	—	—	(1)
Prior service cost	—	—	3	3	3	3
Actuarial loss	26	30	45	35	71	65

Net benefit cost	$28	$48	$51	$38	$79	$86

The net periodic benefit cost of the postretirement plan for the three months and six months ended June 30 were:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2006	2005	2006	2005
Interest cost	$2	$2	$4	$4
Amortization of:
Prior service cost (benefit)	(4)	(3)	(7)	(6)
Actuarial loss	2	1	4	3

Net benefit cost	$—	$—	$1	$1

Employer Contributions

Pension For the three months ended June 30, 2006, NCR contributed approximately $20 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2006, NCR contributed approximately $41 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $79 million to its international pension plans and $6 million to its executive pension plan in 2006 for a total of $120 million and $10 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2006.

Postretirement For the three months ended June 30, 2006, the Company made $4 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2006, the Company made $9 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $12 million to its U.S. postretirement plan for a total of $21 million in 2006.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s condensed consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2006 cannot currently be reasonably determined.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs include P.H. Glatfelter Company, Fort James Operating Company (a subsidiary of Georgia-Pacific Corp., which was recently acquired by Koch Industries), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, Sonoco-U.S. Paper Mills, Inc. (owned by Sonoco Products Company), and Menasha Corporation.

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

In 2005, NCR revised the basis of its reserve for the Fox River matter. The factors considered in revising the reserve are discussed below. At March 31, 2006, and after taking into account receivables for certain probable insurance and indemnity recoveries, the reserve was $58 million. At June 30, 2006, the reserve was $72 million, after taking into account receivables for certain probable insurance and indemnity recoveries. The change between June 30, 2006 and March 31, 2006 was primarily due to the receipt of approximately $15 million of the $19 million in insurance receivables (also discussed below). NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. In the ROD document, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from these portions at an estimated cost of approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. Earlier, in January 2003, the Governments issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, in 2004, NCR and Georgia-Pacific (G-P) entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2007. While there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes that the remedy to be implemented at the Fox River will address in excess of 7 million cubic yards of sediment.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•	For the first factor described above, total clean-up costs for the site, NCR previously determined that there was a range of equally possible outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was $480 million. This amount was derived by taking the Governments’ ROD estimate for total clean-up costs – $400 million – and increasing it by 20% to reflect NCR’s analysis that the Governments’ own cost estimates were understated. As the engineering design work has progressed, some of the uncertainty surrounding clean-up costs has been reduced. While there is a range of reasonably possible outcomes for clean-up costs, based on information currently available, a best estimate within that range can now be made. That estimate is $551 million, which includes the expected costs of the clean-up work in OU 1 and OUs 2-5, plus a 20% contingency for both. The range of reasonably possible outcomes is now estimated to be between $459 million (assuming no contingencies) and $874 million (depending on how the remedy is implemented). However, there can be no assurances that these amounts will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages, NCR previously determined that there was a range of equally possible outcomes, and that no estimate within that range was better than the other estimates. Accordingly, NCR used the low end of that range, which was the lowest estimate in the Governments’ 2000 report on natural resource damages. That amount was $176 million. Based on confidential settlement discussions held in 2005, along with NCR’s assessment of the trustees’ positions and prior NRD settlements, a best estimate of the remaining total NRD liability can now be made, and that amount is $131 million. There is still a range of reasonably possible outcomes, and that range is between $10 million and $176 million.

•	Third, for the NCR/API share of clean-up costs and natural resource damages, NCR has examined amounts developed by several independent, nationally-recognized engineering and paper-industry experts, along with those set forth in draft government reports. NCR has determined that there is a range of equally possible outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%.

•	Fourth, for the NCR share of the joint NCR/API payments, NCR previously estimated that it would pay 45 percent of all costs attributable to the joint NCR/API share. NCR and API are parties to a sharing agreement that requires NCR to pay 45 percent of the first $75 million in total costs attributable to the joint NCR/API share, and provides for an arbitration to determine shares for amounts in excess of $75 million. The arbitration was held in 2005, and the arbitrators determined that NCR will pay 40 percent of costs in excess of $75 million. NCR’s estimate has been revised to be consistent with the arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

•	Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2013, the time period the Governments projected in the RODs it will take to design and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the remedy will be designed and the initial clean-up activities will begin. NCR believes that once clean-up is underway, its transaction costs may decrease significantly on an annual basis.

Given the ongoing remedial design work being conducted by NCR and G-P (see above), it is possible there could be some additional changes to some elements of the reserve during 2006, although that is difficult to predict.

In 2001, NCR and API entered into an interim settlement with the Governments that limited NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. Any portion of an annual $10 million installment not paid out in a given year was rolled over and made available for payment during subsequent years up until December 2005. In exchange for these payments, the Governments agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments were shared by NCR and API under the terms of the sharing agreement discussed above and were to be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments was taken into account in determining its reserve to the extent that NCR can relate specific payments to clean-up work that was considered in estimating NCR’s long-term liability. NCR and API used $7 million of the amounts paid under the interim settlement to fund part of the design work NCR and G-P are performing under the AOC discussed above. The parties to the interim settlement – NCR, API and the Governments – recently reached an agreement to extend the settlement for another year, but to limit the extension to just NRD matters.

NCR and Sonoco-U.S. Paper Mills have entered into a consent decree with the Governments to undertake a removal action involving an area of elevated PCBs downriver of the De Pere Dam in 2007. The consent decree was lodged with the federal court in Wisconsin in April 2006 and is awaiting approval and entry by the court. The estimated costs of this project are included in the $551 million estimate discussed in the first factor above.

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

NCR has reached settlement agreements with two of its principal insurance carriers for settlements in a combined total of approximately $29 million. Of this, $1 million was paid in 2005, and $19 million was recorded as a receivable at the end of 2005 ($15 million was paid in the second quarter of 2006 as discussed above). The other $9 million is subject to competing claims by another party. NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements. For the Fox River site, an asset relating to the AT&T and Lucent indemnity and certain insurance recoveries have been recognized, since payment is deemed probable.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2006, the maximum future payment obligation of this guaranteed value and the associated liability balance was $8 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees, as of June 30, 2006, would be $1 million. The Company has not recorded a liability in connection with these guarantees as the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

	Six Months Ended June 30
In millions	2006	2005
Warranty reserve liability
Beginning balance at January 1	$19	$21
Accruals for warranties issued	21	20
Settlements (in cash or in kind)	(23)	(23)

Ending balance at June 30	$17	$18

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the extended warranty period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other intellectual property infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and unvested restricted stock awards. Please refer to Note 6 for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except per share amounts	2006	2005	2006	2005
Net income available for common stockholders	$78	$127	$119	$157

Weighted average outstanding shares of common stock	181.1	186.2	181.4	186.3
Dilutive effect of employee stock options and restricted stock	3.1	4.1	3.2	4.5

Common stock and common stock equivalents	184.2	190.3	184.6	190.8
Earnings per share:
Basic	$0.43	$0.68	$0.66	$0.84
Diluted	$0.42	$0.67	$0.64	$0.82

Options to purchase an additional 0.2 million shares of common stock for the second quarter of 2006 and 0.9 million for the second quarter of 2005 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

10. DEBT OBLIGATIONS

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at June 30, 2006.

11. SEGMENT INFORMATION

NCR is managed through the following businesses, which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2006	2005	2006	2005
Revenue by segment

Data Warehousing
Products	$210	$183	$373	$378
Professional and installation-related services	103	99	187	178

Total Data Warehousing solution	313	282	560	556
Data Warehousing support services	86	79	165	155

Total Data Warehousing revenue	399	361	725	711

Financial Self Service (ATMs)
Products	277	258	488	475
Professional and installation-related services	66	65	114	120

Total Financial Self Service revenue	343	323	602	595

Retail Store Automation
Products	167	158	298	280
Professional and installation-related services	54	53	95	106

Total Retail Store Automation revenue	221	211	393	386

Customer Services
Customer Service Maintenance:
Financial Self Service	167	153	322	301
Retail Store Automation	117	117	233	231
Payment & Imaging and Other	32	33	62	64
Third-Party Products and Exited Businesses	67	70	126	143

Total Customer Services Maintenance	383	373	743	739
Third-Party Product Sales	8	14	16	25
Professional and installation-related services	66	69	117	139

Total Customer Services revenue	457	456	876	903

Systemedia	120	122	221	236

Payment & Imaging and Other
Products	23	27	46	46
Professional and installation-related services	14	14	30	28

Total Payment & Imaging and Other	37	41	76	74

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(46)	(44)	(79)	(92)

Total Revenue	$1,531	$1,470	$2,814	$2,813

Operating Income (Loss) by Segment

Data Warehousing	$86	$76	$153	$148
Financial Self Service (ATMs)	31	43	44	68
Retail Store Automation	8	6	1	3
Customer Services	25	8	45	17
Systemedia	1	(1)	1	(1)
Payment & Imaging and Other	(1)	6	5	7
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(12)	(13)	(20)	(29)

Subtotal - Segment operating income	138	125	229	213

Pension expense	(35)	(52)	(79)	(86)

Total income from operations	$103	$73	$150	$127

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2006:

•	Overall revenue growth driven by increases in Data Warehousing, Financial Self Service and Retail Store Automation

•	Higher operating income was largely driven by increases in Customer Services and Data Warehousing, which more than offset the decrease in Financial Self Service

•	Customer Services and reduction of infrastructure spending continues to improve the Company’s profitability period-over-period

We continued our focus in the quarter on our strategic initiatives to increase operating income and return maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

•	Increased productivity/competitive cost structure – We continue to optimize our cost and expense structure by increasing the efficiency and effectiveness of our core functions and the productivity of our employees. We are clearly seeing results as evidenced by our lower infrastructure costs and improved Customer Services profitability. In addition, we are looking to drive operational and financial improvement by lowering our ATM manufacturing and supply chain costs and service delivery costs, improving the percentage of NCR ATMs and POS equipment that is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability.

•	Profitable growth – We expect to continue our investments in demand creation in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in data warehousing, enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. In the second quarter, Data Warehousing continued hiring incremental sales and demand creation resources to expand the reach into newer vertical markets such as manufacturing, financial, healthcare, insurance and government. Additionally, we have made acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

•	High-performance culture – To achieve a higher level of performance and growth, the Company expects to work in close collaboration with our customers to more efficiently address and anticipate their needs, allowing us to effectively innovate our products, solutions and processes to meet ever-changing market demands and customer requirements.

We expect to continue with these initiatives for the remainder of 2006 and beyond, as we refine our business model and position the Company for growth and profitability.

Results of Operations for Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

In millions	2006	2005
Consolidated revenue	$1,531	$1,470

Consolidated gross profit	$425	$396
Consolidated operating expenses:
Selling, general and administrative expenses	264	265
Research and development expenses	58	58

Consolidated income from operations	$103	$73

Revenue increased 4% from the second quarter of 2005. The revenue increase included minimal impact from foreign currency fluctuations, and was driven by growth in each of our key product segments, consisting of Data Warehousing, Financial Self Service and Retail Store Automation. Income from operations during the second quarter was up period-over-period due to higher profitability in our Customer Services and Data Warehousing segments, which more than offset the decline in profitability from Financial Self Service. The prior period included $19 million of incremental pension expense associated with an early retirement program in Customer Services.

Gross Margin

Gross margin as a percentage of revenue for the three months ended June 30, 2006 increased to 27.8% from 26.9% in the second quarter of 2005. When adjusted for incremental pension costs related to the early retirement program offered in the second quarter of 2005, gross margins were slightly down due to transition costs in the ATM business. Improvements in Customer Services were more than offset by the decline in Financial Self Service.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $322 million for the second quarter of 2006 compared to $323 million during the same period of 2005. As a percentage of revenue, total operating expenses decreased to 21% in the second quarter of 2006 from 22% for the same period of 2005. Overall, operating expenses increased in Data Warehousing as we continue to invest in this business while infrastructure expenses continue to decline. The continued reduction in infrastructure expenses is the result of our cost reduction program started in 2002 and further described in our 2005 Form 10-K.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the three months ended June 30, 2006 and 2005 were impacted by certain employee benefit plans as shown below:

	Three Months Ended June 30
In millions	2006	2005
Pension expense	$35	$52
Postemployment expense	20	24

Net expense	$55	$76

During the three months ended June 30, 2006, NCR incurred $35 million of pension expense compared to $52 million in the second quarter of 2005. Pension expense was higher in the second quarter of 2005 due to $19 million of non-cash termination benefits related to an early retirement program.

Postemployment plan expense during the second quarter of 2006 decreased to $20 million from $24 million during the same time period in 2005. The reduction was primarily due to headcount and severance payment decreases in recent years and currency fluctuations.

Revenue by Region

The	following table presents data for revenue by region for the three months ended June 30:

In millions	2006	% of Total	2005	% of Total	% Increase	% Increase Constant Currency*
Americas	$765	50%	$755	51%	1%	0%
Europe/Middle East/Africa (EMEA)	507	33%	472	32%	7%	7%
Japan	113	7%	103	7%	10%	16%
Asia/Pacific (excluding Japan)	146	10%	140	10%	4%	5%

Consolidated revenue	$1,531	100%	$1,470	100%	4%	4%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Overall revenue in the second quarter of 2006 included minimal impact from currency fluctuations. Regionally, the stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 6% in Japan.

Revenue changes in constant currency In the Americas region, increased revenue in Data Warehousing was offset by a decrease in Financial Self Service. In the EMEA region, the revenue increase was driven by Financial Self Service, Data Warehousing and Retail Store Automation. In Japan, revenue increased mainly due to Data Warehousing and Retail Store Automation. Finally, in our Asia/Pacific region, the revenue increase was driven almost entirely by Financial Self Service.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

Data Warehousing: Data Warehousing revenue increased 11% during the second quarter of 2006. Revenue increased due to strong demand in enterprise data warehousing technology and the timing of transactions, which were delayed from the first quarter and positively impacted the second quarter. Operating income was $10 million higher than generated in the second quarter of 2005. The quarter-over-quarter profit improvement primarily resulted from higher revenue which more than offset increased investment in sales and demand creation resources.

Financial Self Service: Financial Self Service revenue increased 6% in the second quarter of 2006 from the same period in 2005. Revenue increased due to higher revenue in the Asia/Pacific and EMEA Regions. Operating income decreased $12 million compared to the same period of 2005 as cost reductions were not significant enough to offset price erosion and higher manufacturing-related costs as the Company realigns its manufacturing footprint and supply chain.

Retail Store Automation: Retail Store Automation revenue increased 5% in the second quarter of 2006 compared to the same period of 2005. Revenue increased for both traditional point-of-sale and self-service technologies in the quarter. Operating income increased $2 million in the second quarter compared to the same period of 2005. The increase in operating income was largely due to higher revenue.

Customer Services: Customer Services revenue was unchanged in the second quarter of 2006 compared to the same period in 2005. Increases in Financial Self Service were offset by the expected decline in revenue associated with third-party products. In line with our strategy, we continue to exit lower-margin service agreements related to third-party products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $17 million in the second quarter of 2006 from the second quarter of 2005.

Systemedia: Systemedia revenue in the second quarter decreased 2% compared to the second quarter of 2005. Revenue decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $2 million in the second quarter of 2006. Operating income increased due to revenue associated with licenses of newly-developed products, which more than offset the negative impact of the lower overall revenue.

Payment & Imaging and Other: Revenue for this segment decreased 10% in the second quarter of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Revenue decreased as we continue to see less demand for traditional check processing equipment. Operating income was $7 million lower in the second quarter compared to the same period in 2005. Operating income is lower due to the lower volume and mix of products sold. The prior period included a more favorable mix of software and higher-margin professional services.

Interest and Other Income and Expense

Interest expense of $6 million was unchanged in the second quarter of 2006, compared to the second quarter of 2005.

Other income, net, for the second quarter of 2006 was $5 million, compared to $12 million of other income for the second quarter of 2005. The second quarter of 2005 included a $15 million real estate gain, offset by $6 million of charitable contribution expense. Excluding these items, the increase in 2006 is primarily the result of higher interest income due to higher interest rates and increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the second quarter of 2006 was 23%, which was higher than expected due to the mix of profits and losses by country. The effective tax rate for the second quarter of 2005 was 20%, excluding a $64 million benefit related to the successful resolution of prior-year tax audits. The effective tax rate for the full-year 2006 is expected to be 22%.

The Internal Revenue Service (IRS) has completed its examination of the federal income tax returns, excluding amendments, of NCR for all years through 2002. As of June 30, 2006, the IRS was in the process of examining NCR’s income tax returns for years 2003 and 2004. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that it is appropriately reserved for any outstanding issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

Results of Operations for Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

In millions	2006	2005
Consolidated revenue	$2,814	$2,813

Consolidated gross profit	$777	$767
Consolidated operating expenses:
Selling, general and administrative expenses	509	523
Research and development expenses	118	117

Consolidated income from operations	$150	$127

Slight increases in revenue in each of our key product segments of Data Warehousing, Financial Self Service and Retail Store Automation, were offset by Customer Services and Systemedia. Revenue included the negative impact of 1% from foreign currency fluctuations. As expected, Customer Services revenue was lower due to the Company’s de-emphasis of third-party products and services. Income from operations during the first six months increased period-over-period largely due to improved profitability in our Customer Services segment.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2006 increased slightly to 27.6% from 27.3% in the first six months of 2005. Product gross margins, as a percent of revenue, were unchanged compared to the prior period as increases in Data Warehousing were offset by Financial Self Service margins which were impacted by transition and realignment costs related to ATM manufacturing and supply chain costs. Services gross margins increased as we continue to lower our service delivery costs and de-emphasize lower-margin third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $627 million for the first six months of 2006 compared to $640 million during the same period of 2005. As a percentage of revenue, total operating expenses decreased to 22.3% in the first six months of 2006 from 22.8% for the same period of 2005. Overall, operating expenses increased in Data Warehousing as we continue to invest in this business while infrastructure expenses continue to decline. The reduction in infrastructure expenses is the result of our cost reduction program started in 2002 and further described in our 2005 Form 10-K.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the six months ended June 30, 2006 and 2005 were impacted by certain employee benefit plans as shown below:

	Six Months Ended June 30
In millions	2006	2005
Pension expense	$79	$86
Postemployment expense	40	47
Postretirement expense	1	1

Net expense	$120	$134

During the six months ended June 30, 2006, NCR incurred $79 million of pension expense compared to $86 million in the first half of 2005. The decrease was due primarily to lower non-cash special termination benefits expense related to the early retirement program in 2006 as compared to 2005. We expect total pension expense of approximately $155 million in 2006, which includes $9 million impact of the early retirement program offered in the first quarter of 2006.

Postemployment plan expense during the six months ended June 30, 2006 decreased to $40 million from $47 million during the same time period in 2005. The reduction was primarily due to headcount and severance payment decreases in recent years and currency fluctuations. Postretirement plan expense of $1 million during the first six months of 2006 was the same as the prior year period.

Revenue by Region

The following table presents data for revenue by region for the six months ended June 30:

In millions	2006	% of Total	2005	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$1,440	51%	$1,445	52%	(0)%	(1)%
Europe/Middle East/Africa (EMEA)	902	32%	903	32%	(0)%	4%
Japan	201	7%	207	7%	(3)%	6%
Asia/Pacific (excluding Japan)	271	10%	258	9%	5%	6%

Consolidated revenue	$2,814	100%	$2,813	100%	0%	1%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Overall revenue in the first six months of 2006 included the negative impact of 1% from currency fluctuations. Regionally, the stronger U.S. dollar resulted in a negative impact of 4% in EMEA and 9% in Japan.

Revenue changes in constant currency In the Americas region, increased revenue in Data Warehousing was more than offset by decreases in the other segments. In the EMEA region, increases for our Financial Self Service, Retail Store Automation and Payment & Imaging and Other businesses were partially offset by declines in Data Warehousing, Customer Services and Systemedia. In Japan, revenue increases in each of our product businesses were partially offset by the expected decrease in Customer Services as we continue to reduce lower-margin revenues associated with servicing of third-party products. Finally, in our Asia/Pacific region, the revenue increase was driven primarily by increases in Data Warehousing and Financial Self Service.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment is discussed in this MD&A under “Results of Operations by Segment” for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first six months of the year. As a result of the stronger U.S. dollar versus the prior period, the Company was negatively impacted by currency fluctuations, primarily in our Europe, Japan and Asia/Pacific regions.

Data Warehousing: Data Warehousing revenue increased 2% during the first six months of 2006 from the same period in 2005. Foreign currency fluctuations had a 2% negative impact on the period-over-period revenue comparison. Revenue increased as we continue to see strong demand for enterprise data warehousing. Operating income was $5 million higher compared to the same period of 2005. The improvement in operating income was primarily due to higher volume and increased profitability from support services offset by increased investment in sales and demand creation resources.

Financial Self Service: Financial Self Service revenue increased 1% in the first six months of 2006 from the same period in 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Operating income decreased $24 million compared to the same period of 2005. The decrease in operating income was primarily due to competitive pricing pressure and transition costs associated with our efforts to improve supply chain and manufacturing costs.

Retail Store Automation: Retail Store Automation revenue increased 2% in the first six months of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Operating income was $2 million lower in the first six months of 2006 compared to the first six months of 2005. The decrease in operating income was due to lower profit in Japan and the negative impact from foreign currency fluctuations. The lower profit in Japan was primarily due to accrued losses on professional services contracts.

Customer Services: Customer Services revenue decreased 3% in the first six months of 2006 compared to the same period in 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. In line with our strategy, revenues decreased as we continue to exit agreements to service third-party products. Due to several large transactions in the prior period that did not recur, installation-related services also decreased. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $28 million in the first six months of 2006 compared to the same period in 2005.

Systemedia: Systemedia revenue in the first six months decreased 6% compared to the first six months of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Revenue decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $2 million in the first six months of 2006. Operating income increased due to revenue associated with licenses of newly-developed products, which more than offset the negative impact of lower revenue.

Payment & Imaging and Other: Revenue for this segment increased 3% in the first six months of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 2% negative impact on the period-over-period revenue comparison. Operating income was $2 million lower in the first six months compared to the same period in 2005. Operating income decreased due to the continued shift in our revenue base from higher-margin traditional processing equipment to lower-margin imaging solutions as a result of regulatory changes related to the Check Clearing for the 21st Century Act.

Interest and Other Income and Expense

Interest expense of $12 million was unchanged in the first six months of 2006, compared to the first six months of 2005.

Other income, net, for the first six months of 2006 was $14 million, compared to $4 million of other income for the first six months of 2005. The first six months of 2005 included a $15 million real estate gain, offset by $10 million from the write-down of an equity investment in Germany, and $6 million of charitable contribution expense. Excluding these items, the increase in 2006 is primarily the result of higher interest income due to higher interest rates and increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the first six months of 2006 was 22%. The tax rate for the first six months of 2005 of 22%, excluding a $64 million non-cash benefit related to the successful resolution of prior-year tax audits.

Restructuring and Re-Engineering

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million. This initiative should result in annual cost savings of $3 to $4 million, beginning in 2007. In addition, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million, which also related to an early retirement program to qualified Customer Service engineers in the United States.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30
In millions	2006	2005
Net cash provided by operating activities	$146	$163
Less: Expenditures for property, plant and equipment	(38)	(32)
Less: Additions to capitalized software	(44)	(37)

Free cash flow	$64	$94

For the first six months of 2006, cash provided by operating activities decreased by $17 million, while capital expenditures increased by $13 million, resulting in a net decrease in free cash flow of $30 million compared to the first six months of 2005. The decrease in cash provided by operating activities was largely driven by higher accounts receivable balances due to increased revenue volume and more revenue falling in the last month of the quarter, which allows less time for collection. In addition, inventories were higher due to increased spending on reworkable service parts and increases in Financial Self Service. Partially offsetting these items were improvements in payables, improved net income (net of non-cash items), and improvements in other assets and liabilities.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $12 million from the sale of property and $31 million of cash used primarily for acquisition-related activity. Our financing activities in the first six months of 2006 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During the first six months of 2006, we purchased 4.8 million shares of NCR common stock for $186 million as compared to 6 million shares purchased for $218 million in the first six months of 2005 (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Cash inflows from stock plans were $61 million in the first six months of 2006 compared to $102 million in the first six months of 2005.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2005. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at June 30, 2006.

Our cash and cash equivalents totaled $747 million as of June 30, 2006. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: International Business Machines, Inc., Hewlett-Packard Company, Oracle Corporation, Diebold, Inc., Wincor Nixdorf GmbH & Co., Getronics NV, Fujitsu, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets, such as entry-level ATMs, payment and imaging, and business consumables and media products.

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

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate.

Real Estate Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, we anticipate the exit of facilities, which may affect net income. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the first six months of 2006, the percentage of revenues from outside of the United States was 56%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the products’ introduction and shipment. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, silicon computer chips and microprocessors from Intel Corporation, and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

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

Over the last several years there has been an increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, or in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

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

Acquisitions and Alliances Our ability to successfully integrate acquisitions or effectively manage alliance activities will help drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, equity investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations. This may lead to additional costs not anticipated at the time of acquisition.

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. As a result of the Restriction of Hazardous Substances Directive (RoHS) and Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”), our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

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

Contingencies Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Critical Accounting Policies and Estimates

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with SFAS 123R, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123R, we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was unchanged in the second quarter of 2006 as compared to the second quarter of 2005 based on comparable weighted averages for our functional currencies. This had minimal impact on the second quarter of 2006 revenue versus the second quarter of 2005 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $15 million at June 30, 2006 and $19 million at June 30, 2005 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $15 million at June 30, 2006 and $19 million at June 30, 2005 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities at June 30, 2006 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At June 30, 2006 and December 31, 2005, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the second quarter of 2006, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2003, the Company entered into a service agreement pursuant to which many of NCR’s key transaction processing activities were agreed to be transitioned to Accenture. As a result of the transition activities that have occurred since that time, Accenture now performs a significant portion of NCR’s transaction processing activities, and additional transition activities are expected to continue throughout 2006.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the second quarter of 2006, the Company purchased 2.5 million shares of its common stock at an average price per share of $39.53 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the purchase of shares under the NCR Employee Stock Purchase Plan (ESPP).

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999. As of June 30, 2006, the Company had a total remaining authorization of $353 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the six months ended June 30, 2006, the total of these purchases were 14,190 shares at an average price of $39.59 per share.

The following table provides information relating to the Company’s repurchase of common stock for the six months ended June 30, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	2,250,000	$38.90	1,000,000	1,250,000	$428,312,279

April 1 through April 30, 2006	—	$—	—	—
May 1 through May 31, 2006	2,357,300	$39.65	510,000	1,847,300
June 1 through June 30, 2006	142,700	$37.50	92,700	50,000

Second quarter total	2,500,000	$39.53	602,700	1,897,300	$353,433,063

Year to date total	4,750,000	$39.23	1,602,700	3,147,300	$353,433,063

In addition, subsequent to the Company’s customary blackout period surrounding the release of earnings, from July 31, 2006 through August 3, 2006, the Company repurchased approximately 800 thousand shares for approximately $26 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2006 Annual Stockholders’ meeting held on April 26, 2006 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006, which was filed with the Securities and Exchange Commission on May 8, 2006.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 25, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 30, 2006).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Letter Agreement with Jonathan Hoak effective May 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2006).

10.2	Letter Agreement with Peter Lieb effective May 29, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 1, 2006).

10.3	Form of 2006 Restricted Share Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2006).

10.4	Form of 2006 Restricted Share Agreement for Performance Based Restricted Shares under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 27, 2006).

10.5	Form of 2006 Stock Option Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 27, 2006).

10.6	Letter Agreement dated July 26, 2006 with William R. Nuti (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 27, 2006).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.

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

NCR CORPORATION

Date: August 4, 2006	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and Chief Financial Officer