Form 10-Q
period 2006-09-30
NCR CORP
filed 2006-11-03
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2006, was approximately 178.2 million.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2006	2005	2006	2005
Product revenue	$795	$806	$2,237	$2,246
Service revenue	722	692	2,094	2,065

Total revenue	1,517	1,498	4,331	4,311

Cost of products	512	512	1,448	1,445
Cost of services	565	550	1,666	1,663
Selling, general and administrative expenses	267	267	776	790
Research and development expenses	55	57	173	174

Total operating expenses	1,399	1,386	4,063	4,072

Income from operations	118	112	268	239

Interest expense	6	5	18	17
Other income, net	(8)	(3)	(22)	(7)

Income before income taxes	120	110	272	229

Income tax expense (benefit)	31	(112)	64	(150)

Net income	$89	$222	$208	$379

Net income per common share
Basic	$0.50	$1.20	$1.15	$2.04

Diluted	$0.49	$1.18	$1.13	$1.99

Weighted average common shares outstanding
Basic	178.7	184.9	180.5	185.8
Diluted	181.4	188.7	183.5	190.1

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$761	$810
Accounts receivable, net	1,306	1,305
Inventories, net	708	595
Other current assets	265	217

Total current assets	3,040	2,927

Property, plant and equipment, net	376	378
Goodwill	150	129
Prepaid pension cost	1,324	976
Deferred income taxes	391	522
Other assets	380	355

Total assets	$5,661	$5,287

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$5	$2
Accounts payable	514	490
Payroll and benefits liabilities	282	292
Deferred service revenue and customer deposits	468	444
Other current liabilities	438	417

Total current liabilities	1,707	1,645

Long-term debt	306	305
Pension and indemnity plan liabilities	497	557
Postretirement and postemployment benefits liabilities	264	259
Deferred income taxes	134	140
Income tax accruals	199	167
Other liabilities	141	158
Minority interests	20	21

Total liabilities	3,268	3,252

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 177.8 and 181.7 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	2	2
Paid-in capital	625	794
Retained earnings	1,725	1,518
Accumulated other comprehensive income (loss)	41	(279)

Total stockholders’ equity	2,393	2,035

Total liabilities and stockholders’ equity	$5,661	$5,287

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
In millions	2006	2005
Operating activities
Net Income	$208	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	127
Stock-based compensation expense	22	3
Excess tax benefit from stock-based compensation	(13)	—
Deferred income taxes	40	24
Non-cash income tax adjustment	—	(201)
Other adjustments to income, net	(5)	(2)
Changes in assets and liabilities:
Receivables	1	39
Inventories	(114)	(43)
Current payables and accrued expenses	17	(44)
Deferred service revenue and customer deposits	23	23
Employee severance and pension	44	46
Other assets and liabilities	(53)	(48)

Net cash provided by operating activities	288	303

Investing activities

Expenditures for property, plant and equipment	(65)	(51)
Proceeds from sales of property, plant and equipment	13	7
Additions to capitalized software	(69)	(57)
Other investing activities, business acquisitions and divestitures, net	(24)	2

Net cash used in investing activities	(145)	(99)

Financing activities

Purchases of Company common stock	(280)	(320)
Excess tax benefit from stock-based compensation	13	—
Short-term borrowings, additions	3	—
Long-term debt, additions	1	—
Proceeds from employee stock plans	68	117
Other financing activities, net	(3)	—

Net cash used in financing activities	(198)	(203)

Effect of exchange rate changes on cash and cash equivalents	6	(11)

Decrease in cash and cash equivalents	(49)	(10)
Cash and cash equivalents at beginning of period	810	750

Cash and cash equivalents at end of period	$761	$740

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ACCOUNTING CHANGE

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for the accounting change described below) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 have been retrospectively adjusted for the accounting change described below. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2005.

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

The Company concluded that the impact of the change in accounting was not material to previously reported results, and, accordingly, treated the change in method of accounting for reworkable service parts as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires that such accounting changes be made on a retrospective basis and that the unaudited Condensed Consolidated Financial Statements be adjusted to apply the inventory method retrospectively to all prior periods.

As a result of applying the accounting change retrospectively, net reworkable service parts of $234 million as of December 31, 2005, are now included in inventories in the accompanying unaudited Condensed Consolidated Balance Sheet as service parts inventory. Prior to the accounting change, this amount was reported as a separate caption under long-term assets. In addition, expenditures, net of proceeds, for reworkable service parts for the nine months ended September 30, 2005 of $65 million, which was part of investing activities, is now reflected in the accompanying unaudited Condensed Consolidated Statement of Cash Flows as a component of operating activities. The impact of the accounting change on previously reported income from operations, net income and earnings per share of each prior period was not material. Accordingly, the cumulative effect of the change in accounting method of approximately $0.2 million was recorded as a decrease in cost of services in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006.

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

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2006	2005	2006	2005
Comprehensive Income
Net income	$89	$222	$208	$379
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(1)	3	(2)	2
Unrealized gain (loss) on derivatives	3	—	(1)	19
Additional minimum pension liability	247	—	247	—
Currency translation adjustments	13	—	74	(57)
Other adjustments	(1)	—	2	—

Total comprehensive income	$350	$225	$528	$343

In millions			September 30, 2006	December 31, 2005
Inventories
Work in process and raw materials			$119	$96
Finished goods			249	205
Service parts			340	294

Total inventories, net			$708	$595

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company adopted SFAS 123R as of January 1, 2006. See Note 6 for a further discussion of stock compensation.

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

Emerging Issues Task Force (EITF) Issue No. 06-3 In June 2006, the EITF ratified the consensus on EITF Issue No. 06-3 (EITF 06-03), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on our consolidated financial statements.

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 158 In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of adopting SFAS 158 on our consolidated financial statements. However, based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would decrease total assets by approximately $650 million, increase total liabilities by approximately $240 million and reduce total stockholders equity by approximately $890 million. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of assumptions, including the discount rate in effect at December 31, 2006, the actual rate of return on pension assets for 2006 and the tax effects of the adjustment upon adoption. Changes in those assumptions since the last measurement date could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at December 31, 2006. Further, as the Company records additional benefit liabilities and establishes the related deferred tax assets, management will also assess the recoverability of the deferred tax assets by jurisdiction. Valuation allowances may be established if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Staff Accounting Bulletin No. 108 In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on our financial condition or results of operations.

4. BUSINESS COMBINATIONS, DIVESTITURES AND EQUITY INVESTMENTS

The Company completed four acquisitions and purchased the remaining 5% minority interest in one of our subsidiaries during the first nine months of 2006 for total consideration of approximately $34 million, which was paid in cash. Goodwill recognized in these transactions amounted to $20 million, and the amount is expected to be fully deductible for tax purposes. Goodwill of $8 million was assigned to the Data Warehousing segment, $9 million was assigned to the Financial Self Service segment and $3 million was assigned to Retail Store Automation. The total amount allocated to identifiable intangible assets was $10 million. The weighted-average amortization period is 5 years for the purchased intangible assets, which consist primarily of intellectual property associated with software.

The operating results of these businesses have been included in NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures otherwise required under FASB Statement No. 141, “Business Combinations,” are not being provided because the impact of the transactions is not material. The purchase price of these businesses, reported under Other Investing Activities in the unaudited Consolidated Statements of Cash Flows, has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

In the third quarter of 2006, the Company sold the U.S. forms and laser documents part of its Systemedia business consumables portfolio. The sale did not have a material impact on our consolidated results of operations, financial position or cash flows.

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported under Other Assets in the unaudited Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from four to ten years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	September 30, 2006		December 31, 2005
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-Compete arrangements	$5	$(1)	$5	$—
Patents	—	—	14	(13)
Intellectual property	59	(19)	48	(12)

Total identifiable intangible assets	$64	$(20)	$67	$(25)

The increase in intellectual property since December 31, 2005 is primarily due to our acquisitions described in Note 4 above. The decrease in Patents since December 31, 2005 is due to a patent becoming fully amortized during 2006.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Nine months ended September 30, 2006	For the year ended (estimated)
		2006	2007	2008	2009	2010
Amortization expense	$9	$12	$12	$11	$10	$6

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

SFAS 123R resulted in a change in our method of measuring and recognizing the fair value of our stock options and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS 123R, the Company used the nominal vesting period approach for retirement eligible employees. Using this approach, the Company recognized compensation cost for share-based awards granted prior to 2006 over the stated vesting period for retirement eligible employees. As a result of adopting SFAS 123R, the Company changed its method for recognizing compensation expense for new share-based awards granted to retirement eligible employees. Compensation expense is now recognized over the period from the date of grant to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period (non-substantive vesting period approach). Had the Company applied the non-substantive vesting period approach to awards granted prior to 2006, incremental compensation expense would have been immaterial for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 (pro forma).

As of September 30, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below in this Note). The Company recorded stock-based compensation expense, the components of which are further described below for the periods ended September 30, 2006 and 2005 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2006	2005	2006	2005
Stock options	$5	$—	$13	$—
Restricted stock	3	1	9	3

Total stock-based compensation (pre-tax)	8	1	22	3
Tax benefit	(2)	(1)	(6)	(1)

Total stock-based compensation, net of tax	$6	$—	$16	$2

As a result of adopting SFAS 123R, the Company recognized $5 million ($3 million after-tax) of expense related to stock options in the third quarter of 2006, which had a $0.02 impact on basic and diluted earnings per share, and for the nine months ended September 30, 2006, the Company recognized $13 million ($9 million after-tax) of expense related to stock options, which had a $0.05 impact on basic and diluted earnings per share. Overall, total stock-based compensation expense, which includes expense related to stock options and restricted stock, increased $7 million ($6 million after-tax) for the third quarter of 2006 and $19 million ($14 million after-tax) for the nine months ended September 30, 2006 as compared to the same period in 2005. Compensation cost capitalized as part of inventory and fixed assets as of September 30, 2006 was immaterial.

Stock-based compensation expense for the first nine months of 2006 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended September 30, 2006 was $13.59 and for the nine months ended September 30, 2006 was $15.64, and was estimated based on the following weighted average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Dividend yield	—	—
Risk-free interest rate	4.76%	4.62%
Expected volatility	34.7%	35.6%
Expected holding period (years)	5.3	5.3

Expected volatility incorporates a blend of both historical volatility of the Company’s stock over a period equal to the expected term of the options and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. In addition, no compensation expense was recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR had recognized stock option-based compensation expense based on the fair value of stock option grants and employee stock purchases under the ESPP, net income and net income per diluted share for the three and nine months ended September 30, 2005, on a pro forma basis, would have been as follows:

In millions, except per share amounts	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$222	$379

Stock-based employee compensation expense included in reported net income (pre-tax)	1	3
Tax benefit of stock-based employee compensation included in reported net income	(1)	(1)

Subtotal: Add to net income	—	2

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	7	19
Tax benefit of stock-based employee compensation determined under fair value-based method for awards	(2)	(4)

Subtotal: Deduct from net income	5	15

Pro forma net income	$217	$366

Basic net income per share:
As reported:	$1.20	$2.04
Pro forma:	$1.17	$1.97
Diluted net income per share:
As reported:	$1.18	$1.99
Pro forma:	$1.15	$1.93

The 2005 pro forma net income and net income per diluted share for all periods presented were computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants during the three months ended September 30, 2005 was $13.75 and for the nine months ended September 30, 2005 was $15.40, and was estimated based on the following weighted average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yield	—	—
Risk-free interest rate	4.19%	4.01%
Expected volatility	35.5%	35.5%
Expected holding period (years)	5.5	5.5

Stock Options

Prior to approval by the Company’s stockholders on April 26, 2006 of the NCR 2006 Stock Incentive Plan (SIP), the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options to purchase shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding. The SIP is now the principle vehicle through which equity grants are made to our employees and directors.

Although no new awards can be made under the MSP, 9 million shares remain authorized for issuance pursuant to the terms of outstanding awards. A total of 12 million shares are authorized to be issued under the SIP. New shares of the Company’s common stock are issued as a result of stock option exercises.

The SIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of the Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (defined as the average of the high and low trading price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee of the Board of Directors as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance will administer the SIP with respect to non-employee members of the Board of Directors.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Shares in thousands
Outstanding at January 1, 2006	11,140	$21.53
Granted	1,230	$38.70
Exercised	(3,091)	$18.44
Canceled	(233)	$31.50
Forfeited	(18)	$27.10

Outstanding at September 30, 2006	9,028	$24.70	6.21	$131

Fully vested and expected to vest at September 30, 2006	8,676	$24.67	6.18	$127

Exercisable at September 30, 2006	6,145	$19.88	5.29	$119

The total intrinsic value of options exercised was $63 million during the first nine months of 2006 and $93 million during the first nine months of 2005. Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30 was $68 million in 2006 and $117 million in 2005. The tax benefit realized from these exercises for the first nine months was $20 million in 2006 and $29 million in 2005. As of September 30, 2006 there was $33 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock and Restricted Stock Units

The MSP provided for the issuance of restricted stock to certain employees as a form of long-term compensation, retention, promotion or other special circumstances. The Company’s restricted stock grants under the MSP were categorized as having service-based or performance-based vesting. The service-based shares typically vest over a three- to four-year period beginning on the date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Performance-based grants are subject to future performance measurements, which included NCR’s achievement of Cumulative Net Operating Profit (as defined in the MSP) over a three-year period and return on capital over a three-year period. All performance-based shares will become vested at the end of three years provided that the employee is continuously employed by NCR and the applicable performance measures are met. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding.

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

The following table reports restricted stock activity during the nine month period ended September 30, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Shares in thousands
Unvested shares at January 1, 2006	867	$26.82
Shares granted	563	$38.16
Shares vested and distributed	(268)	$18.16
Shares forfeited	(73)	$30.49

Unvested shares at September 30, 2006	1,089	$34.54

The total intrinsic value of shares vested and distributed during the first nine months of 2006 was $10 million and during the first nine months of 2005 was $4 million. As of September 30, 2006, there was $27 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

The following table represents the composition of restricted stock grants in the first nine months of 2006:

Shares in thousands	Number of Shares	Weighted- Average Grant- Date Fair Value
Service-based shares	109	$36.57
Performance-based shares	454	$38.71

Total stock grants	563	$38.16

Other Share-based plans

The ESPP enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. In 2006, the ESPP discount was reduced from 15% to 5% of the average market price. As a result, this plan is considered non-compensatory in accordance with SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased 0.3 million shares of NCR Common Stock in the first nine months of 2006 for approximately $12 million, compared to 0.5 million shares purchased in the comparable 2005 period for $16 million. As of September 30, 2006, approximately 16 million shares were authorized and 1.7 million shares were available for purchase under this plan. On April 26, 2006, NCR’s stockholders approved a new Employee Stock Purchase Plan, which will become effective on January 1, 2007.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Net service cost	$9	$9	$11	$10	$20	$19
Interest cost	46	43	20	21	66	64
Expected return on plan assets	(59)	(55)	(31)	(32)	(90)	(87)
Settlement charge	—	—	1	3	1	3
Amortization of:
Prior service cost	—	—	2	1	2	1
Actuarial loss	10	13	24	18	34	31

Net benefit cost	$6	$10	$27	$21	$33	$31

Components of net periodic benefit expense for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Net service cost	$32	$32	$33	$33	$65	$65
Interest cost	136	132	61	64	197	196
Expected return on plan assets	(179)	(167)	(91)	(98)	(270)	(265)
Settlement charge	—	—	1	3	1	3
Special Termination Benefit	9	19	—	—	9	19
Amortization of:
Transition asset	—	(1)	—	—	—	(1)
Prior service cost	—	—	5	4	5	4
Actuarial loss	36	43	69	53	105	96

Net benefit cost	$34	$58	$78	$59	$112	$117

On September 27, 2006, NCR announced amendments to the Company’s U.S. defined benefit pension plans which cease the accrual of additional benefits after December 31, 2006. Due to this change the Company recognized a curtailment, re-measured its actuarial liability associated with these plans, and adjusted the minimum pension liability recorded in the consolidated balance sheet. As part of the re-measurement, the Company changed the discount rate used to calculate U.S. pension liabilities to 5.75% from 5.5% and changed its expected return on assets assumption for these plans to 8.25% from 8.5%. The curtailment reduced the Company’s benefit obligations by $108 million. No charge was recorded as the reduction in benefit obligations was netted against unamortized losses and there was no change in the average remaining service period of plan participants. The change to the minimum pension liability resulted in a $247 million increase to accumulated other comprehensive income within stockholders’ equity, increased prepaid pension costs by $308 million, decreased pension liabilities by $77 million, and decreased deferred taxes by $138 million.

The net periodic benefit cost of the postretirement plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2006	2005	2006	2005
Interest cost	$2	$2	$6	$7
Amortization of:
Prior service cost (benefit)	(4)	(3)	(11)	(10)
Actuarial loss	1	2	5	5

Net benefit cost	$(1)	$1	$—	$2

Employer Contributions

Pension For the three months ending September 30, 2006, NCR contributed approximately $21 million to its international pension plans and $2 million to its executive pension plan. For the nine months ended September 30, 2006, NCR contributed approximately $62 million to its international pension plans and $6 million to its executive pension plan. NCR anticipates contributing an additional $50 million to its international pension plans and $2 million to its executive pension plan in 2006 for a total of $112 million and $8 million, respectively. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2006.

Postretirement For the three months ended September 30, 2006, the Company contributed $4 million to its U.S. postretirement plan. For the nine months ended September 30, 2006, the Company contributed $14 million to its

U.S. postretirement plan. NCR anticipates contributing an additional $6 million to its U.S. postretirement plan for a total of $20 million in 2006.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s condensed consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2006 cannot currently be reasonably determined.

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

In 2005, NCR revised the basis of its reserve for the Fox River matter. The factors considered in revising the reserve are discussed below. At June 30, 2006, the reserve was $72 million, after taking into account receivables for certain probable insurance and indemnity recoveries. At September 30, 2006, the reserve was $75 million. The change between June 30, 2006 and September 30, 2006 was primarily due to the receipt of approximately $4 million of the insurance receivables (also discussed below). NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In July 2003, USEPA and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD – Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from these portions at an estimated cost of approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU-5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. Earlier, in January 2003, the Governments issued their ROD for the upper portions of the Fox River – OUs 1 and 2. Combining the cost estimates from both RODs, it appeared that the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, in 2004, NCR and Fort James entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2008. While there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes that the remedy to be implemented at the Fox River will address in excess of 7 million cubic yards of sediment.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

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

the remaining total NRD liability was made, and that amount is $131 million. There is still a range of reasonably possible outcomes, and that range is between $10 million and $176 million.

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

Given the ongoing remedial design work being conducted by NCR and Fort James (see above), it is possible there could be some additional changes to some elements of the reserve over the next few quarters, although that is difficult to predict.

In 2001, NCR and API entered into an interim settlement with the Governments that limited NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. In exchange for these payments, the Governments agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments were shared by NCR and API under the terms of the sharing agreement discussed above and were to be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments has been taken into account in determining its reserve to the extent that NCR can relate specific payments to clean-up work that was considered in estimating NCR’s long-term liability. NCR and API used $7 million of the amounts paid under the interim settlement to fund part of the design work NCR and Fort James are performing under the AOC discussed above. The parties to the interim settlement – NCR, API and the Governments – reached an agreement in late 2005 to extend the settlement for another year, but to limit the extension to just NRD matters.

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

NCR has reached settlement agreements with two of its principal insurance carriers for settlements in a combined total of approximately $29 million. Of this, $1 million was paid in 2005, $15 million was paid in the second quarter of 2006, and $4 million was paid in the third quarter of 2006. The other $9 million is subject to competing claims by another party. NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s condensed consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the condensed consolidated financial statements. For the Fox River site, an asset relating to the AT&T and Lucent indemnity has been recognized, since payment is deemed probable.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of September 30, 2006, the maximum future payment obligation of this guaranteed value and the associated liability balance was $8 million.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each business unit consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve:

	Nine Months Ended September 30
In millions	2006	2005
Warranty reserve liability
Beginning balance at January 1	$19	$21
Accruals for warranties issued	31	33
Settlements (in cash or in kind)	(34)	(38)

Ending balance at September 30	$16	$16

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

9. INCOME TAXES

During the second quarter of 2005, the Company settled the tax audit for years 1997-1999 with the appellate level of the IRS resulting in a tax benefit of $64 million. During the third quarter of 2005, the Company settled the tax audit for years 2000-2002 with the examination level of the IRS resulting in a tax benefit of $137 million. This resolution was reached and signed by both the IRS and NCR within the quarter with no need for escalation to the appellate level within the IRS. The initial income tax accruals were established based upon the nature of uncertain tax positions in the federal return, and accruals for the related interest were compounded each year. The accruals were established by specifically identifying risk items within the tax return and then assessing the likelihood of the items being challenged or overturned. The tax accruals were necessary due to uncertainty regarding the ultimate sustainability of tax return deductions taken for areas that are prone to tax controversy and are complex areas of tax law.

The income tax benefit for the third quarter of 2005 also included a non-cash $5 million benefit from an adjustment to the Company’s tax accounts in the United Kingdom. The adjustment related to tax items that were originally recorded in years prior to 2003. The Company determined that the impact of this adjustment was immaterial to the results of operations for the period of adjustment and all prior periods.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Amounts accrued for current and non-current income tax contingencies were $204 million at September 30, 2006 and $174 million at December 31, 2005. The Company establishes accruals for uncertain tax positions by jurisdiction and by year. The accruals are established by identifying risk items in the various returns and then assessing the likelihood of the items being challenged or overturned. The accruals relate to potential income tax exposure for such items as foreign transfer pricing matters, foreign reorganizations, liquidations and divestitures, and other foreign and domestic (federal and state) matters, as well as estimated accrued interest.

10. EARNINGS PER SHARE

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2006	2005	2006	2005
Net income available for common stockholders	$89	$222	$208	$379

Weighted average outstanding shares of common stock	178.7	184.9	180.5	185.8
Dilutive effect of employee stock options and restricted stock	2.7	3.8	3.0	4.3

Common stock and common stock equivalents	181.4	188.7	183.5	190.1
Earnings per share:
Basic	$0.50	$1.20	$1.15	$2.04
Diluted	$0.49	$1.18	$1.13	$1.99

Options to purchase an additional 2.2 million shares of common stock for the third quarter of 2006 and 1.2 million shares for the third quarter of 2005 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

11. DEBT OBLIGATIONS

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at September 30, 2006.

12. SEGMENT INFORMATION

NCR is managed through the following businesses, which are also the Company’s operating segments: (1) Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2006	2005	2006	2005
Revenue by segment

Data Warehousing
Products	$194	$193	$567	$571
Professional and installation-related services	100	89	287	267

Total Data Warehousing solution	294	282	854	838
Data Warehousing support services	84	79	249	234

Total Data Warehousing revenue	378	361	1,103	1,072

Financial Self Service (ATMs)
Products	290	285	778	760
Professional and installation-related services	59	64	173	184

Total Financial Self Service revenue	349	349	951	944

Retail Store Automation
Products	161	160	459	440
Professional and installation-related services	58	49	153	155

Total Retail Store Automation revenue	219	209	612	595

Customer Services
Customer Service Maintenance:
Financial Self Service	170	150	492	451
Retail Store Automation	120	115	353	346
Payment & Imaging and Other	32	32	94	96
Third-Party Products and Exited Businesses	60	70	186	213

Total Customer Services Maintenance	382	367	1,125	1,106
Third-Party Product Sales	8	17	24	42
Professional and installation-related services	64	67	181	206

Total Customer Services revenue	454	451	1,330	1,354
Systemedia	118	127	339	363

Payment & Imaging and Other
Products	24	24	70	70
Professional and installation-related services	19	18	49	46

Total Payment & Imaging and Other	43	42	119	116

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(44)	(41)	(123)	(133)

Total Revenue	$1,517	$1,498	$4,331	$4,311

Operating Income (Loss) by Segment
Data Warehousing	$75	$72	$228	$220
Financial Self Service (ATMs)	43	60	87	128
Retail Store Automation	12	9	13	12
Customer Services	27	8	72	25
Systemedia	2	—	3	(1)
Payment & Imaging and Other	4	7	9	14
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(12)	(13)	(32)	(42)

Subtotal - Segment operating income	151	143	380	356

Pension expense	(33)	(31)	(112)	(117)

Total income from operations	$118	$112	$268	$239

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the third quarter of 2006:

•	Revenue growth in Data Warehousing and Retail Store Automation, overcoming flat revenue in Financial Self Service

•	Higher operating income was largely driven by increases in Customer Services, which more than offset the decrease in Financial Self Service

•	Revenue growth, Customer Services margin improvement and reduction of infrastructure spending continues to improve the Company’s profitability period-over-period

We continued our focus in the quarter on our strategic initiatives to increase operating income and return maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

•	Increased productivity/competitive cost structure – We continue to optimize our cost and expense structure by increasing the efficiency and effectiveness of our core functions and the productivity of our employees. We are seeing results as evidenced by our lower infrastructure costs and improved Customer Services profitability. In addition, we are looking to drive operational and financial improvement by taking actions to reduce pension expense, lowering our ATM manufacturing and supply chain costs and service delivery costs, increasing the percentage of NCR ATMs and POS equipment that is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability.

•	Profitable growth – We expect to continue our investments in sales and other demand creation resources in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in data warehousing enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. In the third quarter, we continued to take actions to improve our future revenue growth and operating performance, primarily in our Data Warehousing segment to reach into newer industry-vertical markets such as manufacturing, financial, healthcare, insurance and government. Additionally, we continue to make acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

•	High-performance culture – To achieve a higher level of performance and growth, the Company expects to work in close collaboration with our customers to more efficiently address and anticipate their needs, allowing us to effectively innovate our products, solutions and processes to meet ever-changing market demands and customer requirements.

We expect to continue with these initiatives for the remainder of 2006 and beyond, as we refine our business model and position the Company for growth and profitability.

Results of Operations for Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

In millions	2006	2005
Consolidated revenue	$1,517	$1,498

Consolidated gross profit	$440	$436
Consolidated operating expenses:
Selling, general and administrative expenses	267	267
Research and development expenses	55	57

Consolidated income from operations	$118	$112

Revenue increased 1% from the third quarter of 2005. The revenue increase included a benefit of 1% from foreign currency fluctuations. Income from operations during the third quarter was up period-over-period due to higher profitability in our Customer Services, Data Warehousing and Retail Store Automation segments, which more than offset the decline in profitability in our Financial Self Service segment.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2006 was 29.0% compared to 29.1% in the third quarter of 2005. Product gross margin decreased to 35.6% in the third quarter of 2006 compared to 36.5% in the third quarter of 2005, primarily due to Financial Self Service product margins, which were negatively impacted by competitive pricing pressure and an adverse geographic mix. Services gross margins increased to 21.7% for the third quarter of 2006 from 20.5% in the third quarter of 2005 as we continue to lower our service delivery costs and de-emphasize lower-margin third-party products. Overall gross margin was also impacted by a shift in revenue mix between products and services. Total services revenue increased 4% in the third quarter while product revenue decreased 1% from the third quarter of 2005.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $322 million for the third quarter of 2006 compared to $324 million during the same period of 2005. As a percentage of revenue, total operating expenses decreased to 21.2% in the third quarter of 2006 from 21.6% for the same period of 2005. Selling, general and administrative expenses were comparable to prior year levels, however lower infrastructure expenses related to information technology savings of $2 million and real estate savings of $9 million was offset by $7 million from an increase in demand creation spending and $4 million from stock-based compensation as a result of implementing SFAS 123R. Research and development expenditures were comparable to prior year levels and primarily include research and development activities for our three major solution businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months were impacted by certain employee benefit plans as shown below:

In millions	Three Months Ended September 30
	2006	2005
Pension expense	$33	$31
Postemployment expense	20	20
Postretirement (income) expense	(1)	1

Net expense	$52	$52

During the three months ended September 30, 2006, NCR incurred $33 million of pension expense compared to $31 million in the third quarter of 2005. The increase in expense is primarily attributable to the effect of lower global interest rates.

Postemployment plan expense during the third quarter of 2006 remained flat at $20 million compared to $20 million during the same time period in 2005. Postretirement plan income moved to $1 million during the period from $1 million of expense in 2005. The change was primarily due to positive medical claims experience.

Revenue by Region

The following table presents data for revenue by region for the three months ended September 30:

In millions	2006	% of Total	2005	% of Total	% (Decrease) Increase	% (Decrease) Increase Constant Currency*
Americas	$749	49%	$753	50%	(1)%	(1)%
Europe/Middle East/Africa (EMEA)	497	33%	470	32%	6%	3%
Japan	112	7%	106	7%	6%	11%
Asia/Pacific (excluding Japan)	159	11%	169	11%	(6)%	(6)%

Consolidated revenue	$1,517	100%	$1,498	100%	1%	0%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Overall revenue in the third quarter of 2006 included 1% of benefit from currency fluctuations. Regionally, the stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 5% in Japan. In the EMEA region, changes in the exchange rate provided a favorable impact of 3% on third quarter 2006 revenue versus third quarter 2005 revenue.

Revenue changes in constant currency In the Americas region, increased revenue in Data Warehousing and Customer Services was more than offset by decreases in Financial Self Service and Systemedia. In the EMEA region, the revenue increase was driven by Financial Self Service, Data Warehousing and Retail Store Automation. In Japan, revenue increased mainly due to Retail Store Automation and Payment & Imaging and Other. Finally, in our Asia/Pacific region, the revenue decline was driven by lower revenue in Data Warehousing, Financial Self Service, Customer Services and Payment & Imaging and Other.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 12 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, mainly in our EMEA region.

Data Warehousing: Data Warehousing revenue increased 5% during the third quarter of 2006, with no benefit from foreign currency fluctuations. Revenue increased due to strong demand in enterprise data warehousing technology. Operating income was $3 million higher than generated in the third quarter of 2005. The quarter-over-quarter profit improvement primarily resulted from higher revenue which more than offset increased investment in sales and demand creation resources.

Financial Self Service: Financial Self Service revenue in the third quarter of 2006 was the same as reported in the third quarter of 2005. Foreign currency fluctuations provided a 2% benefit on the period-over-period revenue comparison. Operating income decreased $17 million compared to the same period of 2005 as cost reductions were not significant enough to offset an adverse geographic revenue mix and price erosion.

Retail Store Automation: Retail Store Automation revenue increased 5% in the third quarter of 2006 compared to the same period of 2005. Foreign currency fluctuations provided a 1% benefit on the period-over-period revenue comparison. Revenue increased due to strong demand for self-service technologies, which includes retail self-checkout systems and other self service kiosks that enable customers to check-in at airports, hotels and hospitals. Operating income increased $3 million in the third quarter compared to the same period of 2005. The increase in operating income was largely due to higher revenue and a more favorable mix of revenue from self-service technologies.

Customer Services: Customer Services revenue increased 1% in the third quarter of 2006 compared to the same period in 2005. Foreign currency fluctuations provided a 1% benefit on the period-over-period revenue comparison. Increases in services revenue related to Financial Self Service and Retail Store Automation were partially offset by the expected decline in revenue associated with third-party products. In line with our strategy, we continue to be selective and exit lower-margin service agreements related to third-party products. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $19 million in the third quarter of 2006 from the third quarter of 2005.

Systemedia: Systemedia revenue in the third quarter decreased 7% compared to the third quarter of 2005. Foreign currency fluctuations provided a 1% benefit on the period-over-period revenue comparison. Revenue was negatively impacted by $7 million due to the sale of the segment’s U.S. forms and laser documents consumables portfolio. Revenue also decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $2 million in the third quarter of 2006. Operating income increased due to cost and expense reductions, which more than offset the negative impact of the lower overall revenue.

Payment & Imaging and Other: Revenue for this segment increased 2% in the third quarter of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. The revenue increase was primarily due to growth in our Other business in Japan. Operating income was $3 million lower in the third quarter compared to the same period in 2005. Operating income is lower due to the mix of products sold and the negative effect of currency fluctuations.

Interest and Other Income and Expense

Interest expense increased to $6 million for the third quarter of 2006, as compared to $5 million in the third quarter of 2005.

Other income, net, for the third quarter of 2006 was $8 million, compared to $3 million of other income for the third quarter of 2005. The increase in 2006 is primarily the result of higher interest income due to higher interest rates and increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the third quarter of 2006 was 26%, which was higher than expected due to the mix of profits and losses by country. The tax rate for the third quarter of 2005 was 27%, excluding a $137 million benefit related to the successful resolution of prior-year tax audits and $5 million of income tax benefit from an adjustment to the Company’s tax accounts in the United Kingdom. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on these prior year tax items. The effective tax rate for the full-year 2006 is expected to be 22%.

The IRS has completed its examination of the federal income tax returns, excluding amendments, of NCR for all years through 2002. As of September 30, 2006, the IRS was in the process of examining NCR’s income tax returns for years 2003 and 2004. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that it is appropriately reserved for any outstanding issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

Results of Operations for Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

In millions	2006	2005
Consolidated revenue	$4,331	$4,311

Consolidated gross profit	$1,217	$1,203
Consolidated operating expenses:
Selling, general and administrative expenses	776	790
Research and development expenses	173	174

Consolidated income from operations	$268	$239

Revenue increased less than 1% for the first nine months ended September 30, 2006 from the prior year period. Slight increases in revenue in each of our key product segments of Data Warehousing, Financial Self Service and Retail Store Automation, were offset by Customer Services and Systemedia. Revenue included the negative impact of 1% from foreign currency fluctuations. As expected, Customer Services revenue was lower due to the Company’s de-emphasis of third-party products and services. Income from operations during the first nine months increased period-over-period largely due to improved profitability in our Customer Services segment.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2006 increased slightly to 28.1% from 27.9% in the first nine months of 2005. Product gross margin decreased to 35.3% for the first nine months of 2006 compared to 35.7% in the prior year, primarily due to Financial Self Service product margins, which were negatively impacted by competitive pricing pressure, geographic mix, and transition and realignment costs related to ATM manufacturing and supply chain costs. Services gross margins increased to 20.4% for the nine months ended September 30, 2006 from 19.5% in the prior period as we continue to lower our service delivery costs and de-emphasize lower-margin third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $949 million for the first nine months of 2006 compared to $964 million during the same period of 2005. As a percentage of revenue, total operating expenses decreased to 21.9% in the first nine months of 2006 from 22.4% for the same period of 2005. The decrease in selling, general and administrative expenses of $14 million reflects our continued efforts to reduce our infrastructure expenses through information technology savings of $14 million, real estate savings of $17 million, finance savings of $2 million and other savings from primarily human resource-related programs of $8 million. The reduction in infrastructure expenses of $41 million and lower discretionary spending of $4 million in our segments was partially offset by a $20 million net increase in demand creation spending and an $11 million increase from stock-based compensation as a result of implementing SFAS 123R. Research and development expenditures were comparable to prior year levels and primarily include research and development activities for our three major solution businesses.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the nine months were impacted by certain employee benefit plans as shown below:

In millions	Nine Months Ended September 30
	2006	2005
Pension expense	$112	$117
Postemployment expense	60	67
Postretirement expense	—	2

Net expense	$172	$186

During the nine months ended September 30, 2006, NCR incurred $112 million of pension expense compared to $117 million in the comparable 2005 period. The decrease was due primarily to $9 million of non-cash special termination benefits (related to the early retirement program) recognized in the first quarter of 2006 compared to $19 million of similar non-cash special termination benefits recognized in the second quarter of 2005. These early retirement programs are described in more detail below in the Restructuring and Re-Engineering section of the MD&A.

On September 27, 2006 we announced amendments to the company’s U.S. defined benefit pension plans which cease the accrual of additional benefits after December 31, 2006. Due to this change the Company recognized a curtailment, re-measured its actuarial liability associated with these plans, and was required to adjust the minimum liability recorded in the consolidated balance sheet. The change and re-measurement will reduce 2006 pension expense by approximately $10 million. We now expect total pension expense of approximately $142 million in 2006 which includes the impact of the re-measurement and the early retirement program offered in the first quarter to customer service engineers in the United States. The change is anticipated to lower our previously expected net retirement expense by approximately $40 million in 2007. As of September 30, 2006, the change to the minimum pension liability resulted in a $247 million increase to accumulated other comprehensive income within stockholder’s equity, increased prepaid pension costs by $308 million, decreased pension liabilities by $77 million, and decreased deferred taxes by $138 million.

Postemployment plan expense during the nine months ended September 30, 2006 decreased to $60 million from $67 million during the same time period in 2005. The decrease was primarily due to headcount and severance payment decreases in recent years and currency fluctuations. Postretirement plan expense decreased $2 million during the first nine months of 2006 compared to the comparable 2005 period. The decrease was primarily due to favorable medical claims experience.

Revenue by Region

The following table presents data for revenue by region for the nine months ended September 30:

In millions	2006	% of Total	2005	% of Total	% (Decrease) Increase	% (Decrease) Increase Constant Currency*
Americas	$2,189	51%	$2,198	51%	(0)%	(1)%
Europe/Middle East/Africa (EMEA)	1,399	32%	1,373	32%	2%	3%
Japan	313	7%	313	7%	—	8%
Asia/Pacific (excluding Japan)	430	10%	427	10%	1%	1%

Consolidated revenue	$4,331	100%	$4,311	100%	0%	1%

*	Constant currency is used to depict GAAP revenue in local currency without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Overall revenue in the first nine months of 2006 included the negative impact of 1% from currency fluctuations. Regionally, the stronger U.S. dollar resulted in a negative impact of 1% in EMEA and 8% in Japan. In the Americas region, changes in the U.S. dollar provided a favorable impact of 1% on revenue for the first nine months of 2006 versus the first nine months of 2005.

Revenue changes in constant currency In the Americas region, increased revenue in Data Warehousing and Customer Services was more than offset by decreases in our other segments. In the EMEA region, increases for our Financial Self Service, Data Warehousing, Retail Store Automation and Payment & Imaging and Other businesses were partially offset by declines in Customer Services and Systemedia. In Japan, revenue increases in each of our product businesses were partially offset by a decrease in Customer Services. Finally, in our Asia/Pacific region, the revenue increase was driven primarily by increases in Data Warehousing and Financial Self Service.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment is discussed in this MD&A under “Results of Operations by Segment” for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first nine months of the year. As a result of the stronger U.S. dollar versus the prior period, the Company was negatively impacted by currency fluctuations, primarily in our EMEA and Japan regions.

Data Warehousing: Data Warehousing revenue increased 3% during the first nine months of 2006 from the same period in 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Revenue increased as we continue to see strong demand for enterprise data warehousing. Operating income was $8 million higher compared to the same period of 2005. The improvement in operating income was primarily due to higher volume and increased profitability from support services, offset by increased investment in sales and demand creation resources.

Financial Self Service: Financial Self Service revenue increased 1% in the first nine months of 2006 from the same period in 2005. Foreign currency fluctuations had no impact on the period-over-period revenue comparison. Operating income decreased $41 million compared to the same period of 2005. The decrease in operating income was primarily due to an adverse geographic revenue mix, price erosion, and transition costs associated with our efforts to improve supply chain and manufacturing costs.

Retail Store Automation: Retail Store Automation revenue increased 3% in the first nine months of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Operating income was $1 million higher in the first nine months of 2006 compared to the first nine months of 2005. The increase in operating income was due to cost and expense reductions, higher volume, and a favorable mix of products sold, which more than offset the negative impact from competitive pricing pressures.

Customer Services: Customer Services revenue decreased 2% in the first nine months of 2006 compared to the same period in 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. In line with our strategy, revenues decreased as we continue to be selective and exit agreements to service lower-margin third-party products. Due to several large transactions in the prior period that did not recur, installation-related services also decreased. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $47 million in the first nine months of 2006 compared to the same period in 2005.

Systemedia: Systemedia revenue in the first nine months decreased 7% compared to the first nine months of 2005. Foreign currency fluctuations had a 1% negative impact on the period-over-period revenue comparison. Revenue was negatively impacted by $7 million due to the sale of the U.S. forms and laser documents consumables portfolio. The impact of this sale is anticipated to result in lower revenue of approximately $45 million on an annual basis. Revenue also decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $4 million in the first nine months of 2006 due to revenue associated with licenses of newly-developed products and cost and expense reductions, which more than offset the negative impact of lower revenue.

Payment & Imaging and Other: Revenue for this segment increased 3% in the first nine months of 2006 compared to the same period of 2005. Foreign currency fluctuations had a 2% negative impact on the period-over-period revenue comparison. Operating income was $5 million lower in the first nine months compared to the same period in 2005. Operating income decreased due to the continued shift in our revenue base from higher-margin traditional processing equipment to lower-margin imaging solutions as a result of regulatory changes related to the Check Clearing for the 21st Century Act.

Interest and Other Income and Expense

Interest expense increased slightly to $18 million for the first nine months of 2006, as compared to $17 million in the first nine months of 2005.

Other income, net, for the first nine months of 2006 was $22 million, compared to $7 million of other income for the first nine months of 2005. The first nine months of 2005 included a $15 million real estate gain, offset by $10 million from the write-down of an equity investment in Germany, and $6 million of charitable contribution expense. Excluding these items, the increase in 2006 is primarily the result of higher interest income due to higher interest rates and increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the first nine months of 2006 was 24%. The tax rate for the first nine months of 2005 was 24%, excluding $201 million of non-cash income tax benefits related to the successful resolution of prior-year tax audits and $5 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on these prior year tax items. The effective tax rate for the full-year 2006 is expected to be 22%.

Restructuring and Re-Engineering

To further improve profitability in Customer Services, in 2006 NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million. This initiative should result in annual cost savings of $3 to $4 million, beginning in 2007. In addition, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million, which also related to an early retirement program to qualified Customer Service engineers in the United States.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows the changes in net cash provided by operating activities and capital expenditures for the following periods:

	Nine Months Ended September 30
In millions	2006	2005
Net cash provided by operating activities	$288	$303
Less: Expenditures for property, plant and equipment	(65)	(51)
Less: Additions to capitalized software	(69)	(57)

Free cash flow	$154	$195

For the first nine months of 2006, cash provided by operating activities decreased by $15 million, while capital expenditures increased by $26 million, resulting in a net decrease in free cash flow of $41 million compared to the first nine months of 2005. The decrease in cash provided by operating activities was largely driven by higher inventories due to increased spending on reworkable services parts and increases in Financial Self Service. In addition, accounts receivable balances were higher due to increased non-trade receivables and revenue volume. Partially offsetting these items were improvements in payables and improved net income (net of non-cash items). Capital expenditures increased due to certain real estate-related initiatives as well as increased investment in software development.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $13 million from the sale of property and $24 million of cash used primarily for acquisition-related activity. Our financing activities in the first nine months of 2006 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During the first nine months of 2006, we purchased 7.6 million shares of NCR common stock for $280 million as compared to 9 million shares purchased for $320 million in the first nine months of 2005 (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this quarterly report for details). Cash inflows from stock plans were $68 million in the first nine months of 2006 compared to $117 million in the first nine months of 2005.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2005. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at September 30, 2006.

Our cash and cash equivalents totaled $761 million as of September 30, 2006. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described below in “Factors That May Affect Future Results.” If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

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

Economic Pressures Our business is affected by the global economies in which we operate. The current economic climate, which includes decreased and more closely scrutinized capital spending by many industries, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. The extent of this impact, if any, is dependent on a number of factors, including the duration of the current economic climate, its effect on the markets and other general economic and business conditions.

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

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In the first nine months of 2006, the percentage of revenues from outside of the United States was 57%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Contingencies Like other technology companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our condensed consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

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

Management has reassessed the critical accounting policies as disclosed in our 2005 Form 10-K and determined that no changes or deletions are needed to the policies as disclosed. As discussed in the preceding paragraph, we have added stock-based compensation to our critical accounting policies. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information about our stock compensation plans and our adoption of SFAS 123R. See Note 7 of Notes to Condensed Consolidated Financial Statements for changes to our discount rate and expected return on asset assumptions associated with our U.S. pension plans. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the third quarter of 2006 as compared to the third quarter of 2005 based on comparable weighted averages for our functional currencies. This had a favorable impact of 1% on third quarter 2006 revenue versus third quarter 2005 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $17 million at September 30, 2006 and $15 million at September 30, 2005 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $17 million at September 30, 2006 and $15 million at September 30, 2005 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities at September 30, 2006 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At September 30, 2006 and December 31, 2005, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2006, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the third quarter of 2006, the Company purchased 2.8 million shares of its common stock at an average price per share of $33.14 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the purchase of shares under the NCR Employee Stock Purchase Plan (ESPP).

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999. As of September 30, 2006, the Company had a total remaining authorization of $264 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the nine months ended September 30, 2006, the total of these purchases were 33,638 shares at an average price of $35.60 per share.

The following table provides information relating to the Company’s repurchase of common stock for the nine months ended September 30, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	2,250,000	$38.90	1,000,000	1,250,000	$428,312,279

Second quarter total	2,500,000	$39.53	602,700	1,897,300	$353,433,063

July 1 through July 31, 2006	200,000	$32.02	—	200,000
August 1 through August 31, 2006	2,634,700	$33.22	134,700	2,500,000
September 1 through September 30, 2006	—	$—	—	—

Third quarter total	2,834,700	$33.14	134,700	2,700,000	$263,908,919

Year to date total	7,584,700	$36.96	1,737,400	5,847,300	$263,908,919

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999) and Articles Supplementary of NCR Corporation (incorporated by reference to Exhibit 3.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”)).

3.2	Bylaws of NCR Corporation, as amended and restated on January 25, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated January 30, 2006).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the 1996 NCR Annual Report).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Form of 2006 Restricted Share Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2006).

10.2	Form of 2006 Restricted Share Agreement for Performance Based Restricted Shares under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 27, 2006).

10.3	Form of 2006 Stock Option Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 27, 2006).

10.4	Letter Agreement dated July 26, 2006 with William R. Nuti (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 27, 2006).

10.5	First Amendment to the NCR Corporation 2006 Stock Incentive Plan.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.

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

NCR CORPORATION

Date: November 3, 2006	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and Chief Financial Officer