Form 10-K
period 2006-12-31
NCR CORP
filed 2007-03-01
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $6.6 billion. At January 31, 2007, there were approximately 179 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the registrant’s Proxy Statement, dated March 1, 2007, issued in connection with the 2007 annual meeting of stockholders.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1.	BUSINESS

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

Industries Served

NCR provides specific solutions for industries such as retail, financial, telecommunications, transportation, insurance, healthcare and manufacturers, as well as governmental entities. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-adding software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

On January 8, 2007, NCR announced its intention to separate into two independent publicly traded companies through the spin off of 100% of the Company’s Teradata Data Warehousing business to holders of shares of NCR stock. The separation is expected to be completed in the third quarter of 2007.

Operating Segments

NCR operates in the information technology industry and categorizes its operations into six reportable segments: Teradata Data Warehousing, Financial Self Service (which includes the Company’s ATM business), Retail Store Automation, Customer Services, Systemedia, and Payment & Imaging and Other. Each segment generally integrates hardware, software, and professional and installation-related services, and is described below.

Revenue by segment is reported in Item 8 of Part II of this Form 10-K report (Report) as part of Note 12 of Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Geographic information is reported in Item 8 of Part II of this Report as part of Note 12 of Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Teradata Data Warehousing Segment

Products and Services

Under the Teradata brand name, NCR provides data warehousing solutions for customers worldwide that combine software, including the Teradata database and tools, data mining and analytical applications; hardware; and consulting and support services. These solutions can also include third-party products and services from other leading technology and service partners.

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

Our data warehousing technologies provide a high level of performance, scalability, availability, and manageability for strategic and operational analytic requirements. Our professional service consultants combine a proven methodology, deep industry expertise and years of hands-on experience to help clients quickly capture business value while minimizing risk. Our customer services professionals provide a single source of support services to allow customers to maximize use and fully leverage the value of their investments in data warehousing.

Through active enterprise intelligence, our Teradata Division is extending the use of traditional data warehousing by integrating advanced analytics into enterprise business processes, allowing companies to combine current and historical data so operations personnel can make decisions at the point of contact or service and take action as events occur.

Target Markets and Distribution Channels

Our Teradata Division offers data warehousing solutions to many major industries, including financial services, government, healthcare, insurance, logistics, manufacturing, retail, telecommunications, transportation, and travel.

The Teradata business delivers its solutions through mostly direct sales channels, as well as alliances with system integrators, other independent software vendors, value-added resellers, distributors and original equipment manufacturers.

Competition

In the enterprise data warehousing market, our Teradata Division successfully competes with International Business Machines (IBM) Corporation and Oracle Corporation in the geographic areas where we sell. Key factors used to evaluate competitors in the data warehousing market generally are: data warehousing experience and customer references; technology leadership; product quality; performance and scalability; support and professional service capabilities; industry knowledge; and total cost of ownership. Teradata is one of only a few businesses that can provide complete, integrated and optimized data warehousing solutions that address all of these customer requirements.

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

Target Markets and Distribution Channels

NCR’s Financial Self Service solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. Financial Self Service solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both established and emerging markets. NCR has historically sold most of its Financial Self Service products and services through a direct sales channel, although a portion of revenues is derived through distributors. About 80% of product and service sales in recent years were made by the direct sales force; the remainder is sold through indirect channels.

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

Target Markets and Distribution Channels

NCR delivers Retail Store Automation solutions for the general merchandise, food and drug, and hospitality segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes fast food/quick service/table service, other restaurants and lodging. About 90% of NCR’s Retail Store Automation solutions are sold through a direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. NCR has focused its investments and resources on self-service technologies with expanded offerings to include self-ticketing and self-check-in/out systems for the travel industry, including airlines and hotels, self-service food/deli ordering and patient management check-in/out in the healthcare sector.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates around the world. The Company believes that key competitive factors can vary by geographic area but typically include; value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard Company, Dell Inc., Metrologic Group and PSC Inc., among others.

Customer Services

Services

Customer Services are an essential and integrated component of NCR’s complete solution offerings. The Customer Services Division provides maintenance and support services for NCR’s Financial Self Service, Retail Store Automation and Payment & Imaging businesses, as well as for select third-party companies. Our Customer

Services operating segment provides other services including site assessment and preparation, staging, installation and implementation, and complete systems management. The Customer Services operating segment also includes the resale and service of third-party computer hardware from select manufacturers such as Cisco Systems who value and leverage NCR’s global service capability. However, NCR’s strategy is to focus primarily on maintenance and support of NCR-branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

Target Markets and Distribution Channels

The focus of our Customer Services business is to provide service for NCR’s other solutions. However, Customer Services is also pursuing managed service relationships with its key customers. Longer term managed service arrangements serve to improve the efficiency and performance of the customer’s business, and increase the strategic and financial importance of its relationship with NCR. We also can and do provide services on competing technologies used in these segments – for example, IBM retail technologies and Diebold ATMs. The primary sales channel for Customer Services is NCR’s direct sales teams, which exist in all NCR operating segments. Our Customer Services team provides these services directly to end customers.

Competition

NCR faces competition for customer services from other technology providers, as well as from service-only firms, in all geographies where it operates around the world. The primary Customer Services competitors are the companies identified in NCR’s other solutions. Global technology providers are becoming more focused on services as a core business strategy. NCR also competes with a range of smaller regional and local service companies that differ by geography.

Systemedia

Products

Systemedia develops, produces and markets a complete line of printer consumables for various print technologies. Systemedia products include paper rolls for receipts in ATMs and POS solutions, inkjet and laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms, and specialty media items such as photo and presentation papers, and two-sided thermal paper. Systemedia products are designed to optimize operations and improve transaction accuracy while reducing overall costs.

Target Markets and Distribution Channels

The major industries targeted by Systemedia include retail, transportation, financial services and manufacturing. Systemedia’s direct sales organization focuses on providing comprehensive solutions to customers in 26 countries. In addition, Systemedia products are sold through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufactures as well as through telemarketing and the internet.

Competition

Competition in the printer consumable and media solutions industry is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management, and total cost of ownership. While price is always a factor, Systemedia focuses on the customer’s total cost of ownership for its products. Total cost of ownership takes into account not only the per-unit cost of the media, but also service, usage reporting and support costs.

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

Target Markets and Distribution Channels

NCR’s Payment and Imaging solutions primarily serve the financial services industry worldwide with a major focus on banks. NCR has historically distributed most of its Payment and Imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors. Approximately 85% of product sales in recent years were sold by our direct sales force; the remainder was sold through indirect channels.

Competition

NCR faces competition in the financial services industry in all geographic areas where it operates. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. NCR’s competitors vary by product, service offering and geographic area, and include Metavante Corporation and Unisys Corporation, among others.

Research and Development

We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs. Expenses for research and development were $236 million in 2006, $245 million in 2005 and $242 million in 2004. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1 of the Notes to Consolidated Financial Statements of this Report and is incorporated herein by reference.

Seasonality

Information regarding seasonality is included in Item 1A of this Report under the caption “Operating Results Fluctuations,” and is incorporated herein by reference.

Sources and Availability of Raw Materials

Information regarding sources and availability of raw materials is included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Patents and Trademarks

NCR owns approximately 1,700 patents in the United States and a significant number in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR’s portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR’s business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the marks “NCR”, “Teradata”, and many of its other trademarks and service marks to be valuable assets.

Employees

On December 31, 2006, NCR had approximately 28,900 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2007 Annual Meeting of Stockholders (the 2007 Proxy Statement), portions of which are incorporated herein by reference. NCR will furnish the Code of Conduct and any other exhibit at cost. Document requests are available by calling or writing to:

NCR - Investor Relations

1700 S. Patterson Boulevard

Dayton, OH 45479

Phone: 937-445-5905

E-Mail: investor.relations@ncr.com

Website: http://investor.ncr.com

Environmental Matters

Information regarding environmental matters is reported in Item 8 of Part II of this Report as part of Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

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

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Inc., Hewlett-Packard Company, Oracle Corporation, Diebold, Inc., Wincor, Getronics NV, Fujitsu, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets, such as entry-level ATMs, payment and imaging, and business consumables and media products.

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

Operating Results Fluctuations Our revenue and operating results could fluctuate for a number of reasons, including:

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

Foreign Currency Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies, in which our primary exposures are from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. Although the foreign currency environment is difficult to predict, the effects of currency fluctuations are partially mitigated by our hedging strategy.

Cost/Expense Reductions We are actively working to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and among other things optimize the efficiency of our customer services resources. If we do not successfully complete our cost reduction initiatives, our results of operations or financial condition could be adversely affected.

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

Execution of the Strategic Separation Our focus on ensuring a successful spin-off of the Teradata Data Warehousing business could adversely affect our results of operations or financial condition.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. The liabilities, assets and costs of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and Statement of Financial Accounting Standards No. 158 (SFAS 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In conforming to the requirements of SFAS 87 and SFAS 158, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates.” Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on asset assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations. Many countries around the world are in the process of updating their laws and regulations regarding pension funding, including the United States. These initiatives could require the Company to make significantly larger contributions to its pension plans in future years and increase the volatility of these contribution requirements.

Stock-based Accounting Similar to other companies, we use stock awards as a form of compensation for certain employees. The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, beginning January 1, 2006. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock options.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate.

Real Estate Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, we anticipate the exit of facilities, which may affect net income. Adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In 2006, the percentage of revenues from outside of the United States was 58%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates and deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel Corporation, contract manufacturing from Solectron and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

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

Employees Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be impacted. Furthermore, our current re-engineering efforts may adversely impact our workforce productivity.

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide Enterprise Resource Planning (ERP) system and complete the transition of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and in the “Critical Accounting Policies and Estimates” section of the MD&A section of this Report, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes.

Contingencies Like other companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2007, NCR operated 241 facilities consisting of approximately 7.8 million square feet throughout the world. On a square footage basis, 55% of these facilities are owned and 45% are leased. Within the total facility portfolio, NCR operates 30 research and development and manufacturing facilities totaling 2.9 million square feet, 75% of which is owned. The remaining 4.9 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 43% owned. NCR maintains facilities in 62 countries. NCR believes its plants and facilities are suitable and adequate, and have sufficient production capacity to meet its current needs.

NCR and certain operating divisions (Teradata Data Warehousing, Financial Self Service, Payment & Imaging and Other, Systemedia and Customer Services) are headquartered in Dayton, Ohio. The Retail Store Automation operating division is headquartered in Atlanta, Georgia.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 338,000 holders of NCR common stock as of February 12, 2007. The following table presents the high and low per share prices for NCR common stock for each quarter of 2006 and 2005. These stock prices are adjusted for a two-for-one stock split that became effective on January 21, 2005.

	2006			2005
	High	Low		High	Low
1st Quarter	$42.79	$33.60	1st Quarter	$39.84	$31.25
2nd Quarter	$44.45	$34.05	2nd Quarter	$38.11	$32.37
3rd Quarter	$39.59	$31.64	3rd Quarter	$36.81	$29.42
4th Quarter	$44.74	$38.06	4th Quarter	$35.13	$29.09

Although historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors.

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Technology Sector Index. This graph covers the five-year period from December 31, 2001, through December 31, 2006.

Company / Index	2001	2002	2003	2004	2005	2006
NCR	$100	$64	$105	$188	$184	$232
S&P 500 Stock Index	$100	$78	$100	$111	$117	$135
S&P 500 Technology Sector	$100	$63	$92	$95	$95	$103

(1)	In each case, assumes a $100 investment on December 31, 2001, and reinvestment of all dividends, if any.

Purchase of Company Common Stock During 2006, the Company purchased 7.6 million shares of its common stock at an average price per share of $36.96 under a 2000 Board of Directors share repurchase program and a 1999 Board of Directors share repurchase program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the purchase of shares under the NCR Employee Stock Purchase Plan (ESPP).

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers, at the current market price to cover their withholding taxes. For 2006, the total of these purchases was 34,282 shares at an average price of $35.66 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2006:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	2,250,000	$38.90	1,000,000	1,250,000	$428,312,279

Second quarter total	2,500,000	$39.53	602,700	1,897,300	$353,433,063

Third quarter total	2,834,700	$33.14	134,700	2,700,000	$263,908,919

October 1 through October 31, 2006	—	$—	—	—
November 1 through November 30, 2006	—	$—	—	—
December 1 through December 31, 2006	—	$—	—	—

Fourth quarter total	—	$—	—	—	$—

Year to date total	7,584,700	$36.96	1,737,400	5,847,300	$263,908,919

The Company did not repurchase shares in the fourth quarter of 2006, as a result of the NCR Board of Directors’ evaluation of the potential spin-off of the Company’s Teradata Data Warehousing business. Information regarding the potential spin-off of the Company’s Teradata Data Warehousing business is included in Note 13 of the Notes to Consolidated Financial Statements of this Report.

On October 26, 2005, the Board of Directors authorized the repurchase of an additional $500 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorization under this stock repurchase program given in 1999. As of December 31, 2006, the Company had a total remaining authorization of $264 million to repurchase outstanding shares of NCR common stock.

Item 6.	NCR CORPORATION SELECTED FINANCIAL DATA

Selected Financial Data

In millions, except per share and employee and contractor amounts

For the year ended December 31	2006[1]	2005[2]	2004[3]	2003[4]	2002[5]
Revenue	$6,142	$6,028	$5,984	$5,598	$5,585
Income from operations	$473	$410	$233	$130	$189
Other (income) expense, net	$(5)	$14	$(18)	$58	$58
Income tax expense (benefit)	$96	$(133)	$(39)	$14	$3
Net income (loss)	$382	$529	$290	$58	$(220)
Net income (loss) per common share
Basic	$2.12	$2.86	$1.55	$0.31	$(1.13)
Diluted	$2.09	$2.80	$1.51	$0.30	$(1.10)

At December 31
Total assets	$5,227	$5,287	$5,554	$5,197	$4,672
Debt	$307	$307	$309	$310	$311
Stockholders’ equity	$1,881	$2,035	$2,086	$1,875	$1,325
Cash dividends	—	—	—	—	—
Number of employees and contractors	28,900	28,200	28,500	29,000	30,100

1	Income from operations for 2006 includes $9 million of pension expense associated with an early-retirement program.
2	Income from operations for 2005 includes $19 million of pension expense associated with an early-retirement program and $7 million from reductions of accruals made in previous periods for purchased goods and services. Other income for 2005 includes $13 million of net gains from the sale of real estate, a $6 million contribution for multi-year funding of NCR’s charitable foundation, and a $10 million write-down of an equity investment in Germany. The Company also realized income tax benefits totaling $214 million from the favorable settlement of prior year tax audits and $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom.
3	Income from operations for 2004 includes $5 million of cost associated with the exiting of real estate facilities. Other income for 2004 includes $17 million of real estate gains, $3 million for an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved, and a $9 million release of a reserve previously established for the Company’s anticipated exit of certain countries in the Middle East and Africa Region. The Company also realized an $85 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T.
4	Other expense for 2003 includes $37 million for a charge associated with the Fox River environmental matter and $6 million reversal of a charge related to the Lucent indemnification claim recorded in 2002.
5	Income from operations for 2002 includes real estate consolidation and restructuring charges of $16 million and asset impairment charges of $5 million. Net income also includes a $348 million net-of-tax cumulative effect of accounting change charge for goodwill impairment relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and the after-tax impacts of real estate consolidation impairment charges of $8 million, marketable securities write-down to fair value in Japan of $14 million, a charge of $9 million for a Lucent indemnification claim, and an income tax benefit of $35 million relating to tax refunds and use of foreign tax credits.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses build stronger relationships with their customers. Our market-leading Teradata Data Warehousing solutions transform data into an integrated view of a company’s business, allowing users to develop programs designed to lower their information technology-related costs; to improve customer acquisition, retention and profitability; and to streamline their supply chain and business operations. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, and self-check-in/out systems, our Financial Self Service and Retail Store Automation solutions enable companies to address consumer demand for convenience, value and individual service. Our Customer Services Division provides support services for NCR’s solutions as well as select third-party products.

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

2006 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2006:

•	Higher operating income was largely driven by increases in Customer Services and Teradata Data Warehousing, which more than offset the decrease in Financial Self Service.

•	NCR’s improved cost structure and more favorable mix of revenue enabled operating margin improvement.

In 2006, we established three strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the results against them were as follows:

1)	Increased productivity/competitive cost structure We continued to optimize our cost and expense structure by increasing the efficiency and effectiveness of our core functions and the productivity of our employees. As a result, we lowered infrastructure costs and improved Customer Services profitability. In addition, we were successful in driving current and future operational and financial improvement by taking actions to reduce pension expense, lowering our ATM manufacturing and supply chain costs and service delivery costs, increasing the percentage of NCR ATMs and POS equipment that is serviced by NCR, and increasing our focus on the linkage between product engineering and product serviceability.

2)

Profitable growth We invested in sales and other demand creation resources in data warehousing enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. We continued to take actions to improve our future revenue growth and operating performance, primarily in our Teradata Data Warehousing segment to reach into newer industry-vertical markets such as manufacturing, financial, healthcare, insurance and government. Additionally, we made acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

3)	High-performance culture We have made progress toward our goal of achieving a higher level of performance and growth. The Company has worked in close collaboration with our customers to more efficiently address and anticipate their needs, enabling us to proactively transform our products, solutions and processes to meet ever-changing market demands and customer requirements.

STRATEGY OVERVIEW

Building on the momentum in 2006, our strategic initiatives in 2007 to increase operating income and provide maximum value to our stakeholders include:

1) Execute strategic separation On January 8, 2007, NCR announced its intention to separate into two independent publicly-traded companies through the spin off of 100% of the Company’s Teradata Data Warehousing business to holders of shares of NCR stock. The transaction, expected to be tax-free to NCR and its shareholders, will enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

2) Drive profitable growth We expect to continue to optimize our investments in demand creation to increase NCR’s market coverage in areas with the greatest potential for profitable growth. We expect these investments to provide benefits in 2007 and beyond. We believe that NCR has growth opportunities in data warehousing, enterprise analytics and self-service technologies. We expect to grow our businesses organically as well as through targeted acquisitions and strategic partnerships.

3) Strengthen competitive position The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system.

4) Evolve to a more customer-focused, high-technology culture – We expect to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and the linkage between compensation and performance.

FUTURE TRENDS

The following forward-looking information is based on total NCR, including Teradata Data Warehousing and excluding the impact of the spin-off. We are projecting that the capital spending environment in 2007 will be slightly stronger than what was experienced in 2006, and are forecasting NCR’s 2007 revenue to be 2-3% higher than in 2006, including an expected 1% of benefit from foreign currency fluctuations. We expect our 2007 operating income to increase due to a more favorable mix of revenue as higher-margin data warehousing and self-service technologies increase as a percent of the total. In addition, we expect pension expense to be lower as a result of our previous actions to close participation in and freeze benefits of the U.S. pension plan. Earnings expansion in 2007 should be more prevalent later in the year as we execute the restructuring of our global manufacturing resources and implement initiatives to reduce logistics and distribution expense related to service parts in the first half of the year. Furthermore, we expect spending from financial institutions for deposit automation to increase later in the year.

We see the following as the most significant risks to the execution of our initiatives:

•	Global capital spending environment

•	Competition, price erosion and loss of market share

•	Executing our manufacturing realignment initiatives

•	Impact of pension expense

•	Execution of the strategic separation

RESULTS FROM OPERATIONS

In millions	2006	2005	2004
Consolidated revenue	$6,142	$6,028	$5,984

Consolidated gross margin	$1,766	$1,731	$1,616

Consolidated operating expenses:
Selling, general and administrative expenses	1,057	1,076	1,141
Research and development expenses	236	245	242

Total consolidated income from operations	$473	$410	$233

2006 compared to 2005 results discussion

The following table presents data for revenue by region for the years ended December 31:

In millions	2006	% of Total	2005	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$3,029	49%	$3,068	51%	(1)%	(2)%
Europe/Middle East/Africa (EMEA)	2,035	33%	1,934	32%	5%	4%
Japan	432	7%	433	7%	(0)%	5%
Asia/Pacific (excluding Japan)	646	11%	593	10%	9%	8%

Consolidated revenue	$6,142	100%	$6,028	100%	2%	2%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency rates.

Overall revenue in 2006 included no impact from currency fluctuations. Regionally, the stronger U.S. dollar resulted in a negative impact of 5% in Japan. In each of the Americas, EMEA and Asia/Pacific regions, changes in the U.S. dollar provided a favorable impact of 1% on revenue for 2006 versus 2005.

Revenue changes in constant currency In the Americas region, increased revenue in Teradata Data Warehousing was more than offset by decreases in our other segments. In the EMEA region, increases for our Financial Self Service, Teradata Data Warehousing, Retail Store Automation, and Payment & Imaging and Other businesses were partially offset by declines in Customer Services and Systemedia. In Japan, revenue increases in Retail Store Automation and Payment & Imaging and Other were partially offset by decreases in Customer Services and Teradata Data Warehousing. Finally, in our Asia/Pacific region, the revenue increase was driven primarily by increases in Teradata Data Warehousing, Financial Self Service and Retail Store Automation.

2005 compared to 2004 results discussion

The following table presents data for revenue by region for the years ended December 31:

In millions	2005	% of Total	2004	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$3,068	51%	$2,956	49%	4%	4%
Europe/Middle East/Africa (EMEA)	1,934	32%	1,933	32%	0%	0%
Japan	433	7%	457	8%	(5)%	(3)%
Asia/Pacific (excluding Japan)	593	10%	638	11%	(7)%	(10)%

Consolidated revenue	$6,028	100%	$5,984	100%	1%	1%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2004 results using 2005 monthly average currency rates.

Overall revenue in 2005 included no impact from currency fluctuations. Regionally, the stronger U.S. dollar resulted in a negative impact of 2% in Japan. In the Asia/Pacific region, changes in the U.S. dollar provided a favorable impact of 3% on revenue for 2005 versus 2004.

Revenue changes in constant currency The revenue growth in the Americas region was due to higher revenues in Teradata Data Warehousing and Financial Self Service. In our EMEA region, moderate growth in many of our businesses was offset by the expected decline in Customer Services. In Japan, growth from Teradata Data Warehousing and Payment & Imaging and Other was more than offset by declines in our other businesses. Finally, in our Asia/Pacific region, revenue declined in nearly all of our businesses. Financial Self Service revenue was significantly lower in this region as we continued to exercise price discipline in a very price-sensitive market. Trends in the Asia/Pacific region are difficult to anticipate due to the cyclical nature and size of transactions.

Revenue and Operating Income (Loss) by Segment

Our key solutions are categorized as Teradata Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments comprise hardware, software, and professional and installation-related services along with maintenance and support services in our Teradata Data Warehousing and Customer Services segments.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effect of pension expense, which was $145 million in 2006, $150 million in 2005, and $135 million in 2004, has been excluded from the operating income (loss) for each reporting segment presented and discussed below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12 of Notes to Consolidated Financial Statements.

Teradata Data Warehousing provides the market-leading Teradata data warehousing database software, hardware platform, analytic solutions and related services that enable companies to gain a competitive advantage by more quickly and efficiently analyzing a single integrated view of customer, product, supply chain, financial and other business information and then delivering that business intelligence to the company’s decision-makers. This segment’s revenues are primarily generated in the enterprise data warehousing market, which is part of the larger database market.

Our main strategic initiative is to increase our market share in the enterprise data warehousing market and to increase our penetration in the overall data warehousing market. We plan to meet these goals by providing the technology, support and consulting services that companies need to capitalize on enterprise-wide analytics and maximize the usefulness of their existing data. We will continue to focus on customers that have large amounts of and/or complex data to leverage, which would generate a continued need for enterprise analytics and consulting and potentially lead to future upgrades and expansion.

The following table presents Teradata Data Warehousing (including support services) revenue and operating income for the years ended December 31:

Teradata Data Warehousing	2006	2005	2004
In millions
Revenue	$1,572	$1,480	$1,361
Operating income	$340	$309	$223
Operating income as a percent of revenue	22%	21%	16%

Teradata Data Warehousing revenue increased 6% in 2006 from 2005. Foreign currency fluctuations had less than 1% of negative impact on the year-over-year revenue comparison. The growth is indicative of customers valuing the analytical capabilities of our Teradata Data Warehousing solutions and the return on investment they can provide. Operating income was $31 million higher compared to 2005. The improvement in operating income was primarily due to higher volume and increased profitability from support services, offset by increased investment in sales and demand creation resources.

Teradata Data Warehousing revenue increased 9% in 2005 from 2004. Revenue increased due to strong demand for enterprise data warehousing. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Operating income increased due primarily to higher volume and increased profitability from support services.

While we have seen fluctuations in the information technology environment in the past, our outlook remains positive, as we expect to see continued growth in 2007 versus 2006. Revenue growth should lead to higher operating income in 2007 versus 2006 for this business. Our continued improvement in operating performance in 2007 should be somewhat offset by investment for future growth.

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

Our strategy is to fully distribute our sales force and invest in emerging markets such as China, India and Russia. Also, we believe we are well-positioned to take advantage of our market-leading deposit automation technology and software, which allows checks to be digitally scanned upon deposit at the ATM so that they can eliminate the costly and slow process of clearing the paper form of the check. Additionally, we are making progress to build a more competitive cost structure by realigning our global manufacturing operations. This includes:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model in the Americas

The realignment is expected to reduce overall operating costs and free capital to invest in revenue-generating programs in sales, engineering and market development.

The following table presents Financial Self Service revenue and operating income for the years ended December 31:

Financial Self Service (ATMs)	2006	2005	2004
In millions
Revenue	$1,423	$1,390	$1,370
Operating income	$172	$212	$222
Operating income as a percent of revenue	12%	15%	16%

Financial Self Service revenue increased 2% in 2006 from 2005. Foreign currency fluctuations provided a 1% benefit to the year-over-year revenue comparison. Operating income decreased $40 million compared to 2005. The decrease in operating income was primarily due to an adverse geographic revenue mix, price erosion and transition costs associated with our efforts to improve supply chain and manufacturing costs.

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

In 2007, we expect revenue for Financial Self Service to be higher than generated in 2006. To restore an appropriate level of profitability in this business, we are realigning our global manufacturing operations to reduce our costs and will continue to be focused on properly selling the value of our technology. We expect operating income as a percent of revenue to improve compared with the previous year, assuming no change in the pricing environment.

Retail Store Automation provides retail-oriented technologies such as POS terminals, bar-code scanners and software, as well as self-service technologies such as our self-checkout systems and self-service kiosks, to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve operational efficiency for companies while increasing the satisfaction of their customers.

In 2006, the Retail Store Automation business continued to make improvements in lowering its cost structure and improving the mix of self-service technologies. These areas of focus will continue to drive our longer-term strategy.

The following table presents Retail Store Automation revenue and operating income for the years ended December 31:

Retail Store Automation	2006	2005	2004
In millions
Revenue	$870	$853	$864
Operating income	$35	$31	$26
Operating income as a percent of revenue	4%	4%	3%

Retail Store Automation revenue increased 2% in 2006 compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Retail Store Automation revenue experienced an improved mix of self-service technologies. In 2006, revenues from self-service technologies continued to grow, comprising approximately 27% of Retail Store Automation revenue compared to 20% in 2005. Operating income was $4 million higher in 2006 compared to 2005. The increase in operating income was due to cost and expense reductions, higher volume, and a favorable mix of products sold, which more than offset the negative impact from competitive pricing pressures.

In 2005, Retail Store Automation revenue was down 1% compared to 2004. Foreign currency fluctuations provided less than 1% of negative impact to the year-over-year revenue comparison. Despite a challenging market, revenues for self-service technologies increased year-over-year, nearly offsetting a decline in revenue from traditional POS terminals. In 2005, approximately 20% of revenue was from self-service technologies, which was partially aided by acquisitions. The increase in operating income in 2005 from 2004 was largely due to cost and expense reductions and a favorable mix of products sold.

We expect higher 2007 revenue for Retail Store Automation solutions due to increasing demand for self-service technologies along with expansion of software and services. We expect about a third of our Retail Store Automation revenue to come from self-service technologies in 2007. Due to increased revenue anticipated from self-service technologies and our continuing actions to reduce cost and expense in this business, we expect operating income to improve in 2007.

Customer Services are an essential component of our complete solution offerings. NCR’s Customer Services Division provides maintenance and support services for NCR’s products as well as some third-party products. Maintenance and support services include site design, staging, installation and implementation, and complete systems management.

We believe that customers value the integration of maintenance and support services with the hardware and software they purchase. We have taken steps to improve profitability by increasing the mix of NCR-branded products, increasing the linkage between product engineering and the serviceability of our products, further reducing our infrastructure and service delivery costs, improving the remote diagnostics and serviceability of our products, and ensuring that our intellectual property (IP) rights have not been violated by third parties. However, anticipated revenue declines from the support of third-party products, as well as competition in the services industry, have led to lower revenues in our Customer Services business over the past few years.

The following table presents Customer Services revenue and operating income (loss) for the years ended December 31:

Customer Services	2006	2005	2004
In millions
Revenue	$1,812	$1,825	$1,913
Operating income (loss)	$95	$50	$(57)
Operating income (loss) as a percent of revenue	5%	3%	-3%

Customer Services revenue decreased 1% in 2006 compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Revenue from the maintenance of Financial Self Service products increased 10% in 2006 compared to 2005. However, overall revenues decreased as we selectively exited agreements to service lower-margin third-party products. Installation-related services also decreased due to transactions in the prior period that did not recur, increased revenue from indirect channels (which does not lead to installation revenue for NCR) and a decline in upgrade-related activity from the prior year. NCR’s strategic shift and structural changes being made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $45 million in 2006 compared to 2005.

Customer Services revenue decreased 5% in 2005 compared to 2004. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. In line with our strategy to improve our revenue mix, revenue was down as we continued to reduce our focus on third-party maintenance business. Partially offsetting this decline was 3% growth in maintenance revenue of NCR-branded products. This strategic shift and the structural change, mentioned earlier in this section enabled operating income to improve $107 million in 2005 compared to 2004. The 2004 results included $10 million of higher severance expense related to actions to improve profitability along with an $11 million charge for the settlement of an agreement entered into in 2002 with a services partner.

For 2007, Customer Services segment revenue is expected to be up slightly compared to 2006 due to growth in maintenance revenue related to NCR-branded products. Due to the improving mix of revenue, operational improvements in our parts and logistics delivery system, and the cost actions mentioned earlier, operating income in 2007 is expected to increase compared to 2006.

Systemedia provides printer consumables and products including paper rolls for ATMs and POS solutions, laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms and specialty media items. Systemedia products are designed to optimize operations and improve transaction accuracy while reducing overall costs.

The printer consumables market is highly fragmented, and market consolidation continues due to lower levels of demand in traditional media products such as paper rolls, fax paper, ink ribbons and forms. To offset this decline, future growth is expected to come from new products such as two-sided thermal printing technology, which enables customers to print simultaneously on the front and back of various thermal media. To compete effectively in this market, we are focusing on reducing supply chain costs. This includes sourcing raw material and finished products from low-cost regions, reducing distribution costs, automating manufacturing to reduce labor and consolidating production where possible.

The following table presents Systemedia revenue and operating income for the years ended December 31:

Systemedia	2006	2005	2004
In millions
Revenue	$473	$504	$512
Operating income	$5	$—	$8
Operating income as a percent of revenue	1%	0%	2%

Systemedia revenue in 2006 decreased 6% compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Revenue was negatively impacted by $21 million due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. The impact of this sale is anticipated to result in lower revenue of approximately $46 million on an annual basis. Revenue also decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $5 million in 2006 due to a more favorable mix of revenue associated with licenses of newly-developed products and cost and expense reductions, which more than offset the negative impact of lower revenue.

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

We expect revenue to be down in 2007 versus 2006 as the sale of the U.S. forms and laser documents consumables portfolio and strong competition in our mature product offerings more than offset the growth in new products. We believe that operating income will improve in 2007 due to improving product mix and our actions to reduce cost of goods sold.

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

The Check Clearing for the 21st Century Act (Check 21) was passed to improve the efficiency of the U.S. Federal Reserve’s current paper-based clearing and settlement system through expedited funds availability and reduced risk associated with paper movement. Although we offer image-based solutions and services, as the need for digital imaging increases, the reliance on products that were designed for paper-based processing will decrease. Revenue growth in this segment will be challenging given these market dynamics.

The following table presents Payment & Imaging and Other revenue and operating income for the years ended December 31:

Payment & Imaging and Other	2006	2005	2004
In millions
Revenue	$170	$165	$173
Operating income	$15	$16	$10
Operating income as a percent of revenue	9%	10%	6%

Revenue for this segment increased 3% in 2006 compared to 2005. Foreign currency fluctuations had a less than 1% negative impact on the year-over-year revenue comparison. Operating income decreased due to the continued shift in our revenue base from higher-margin traditional processing equipment to imaging solutions as a result of regulatory changes related to Check 21.

Revenue for this segment decreased 5% in 2005 compared to 2004. Foreign currency fluctuations had a 1% negative impact on the year-over-year revenue comparison. The operating income improvement in 2005 compared to 2004 was mainly driven by continued cost and expense reductions.

As financial institutions continue to invest in their check processing infrastructure related to Check 21, we expect a shift to digital imaging products from traditional paper processing systems. The impact of this shift is anticipated to result in lower revenue for 2007 and lower operating income for this business due to the high margins associated with traditional check processing equipment.

Restructuring and Re-engineering

During 2006, we continued with our re-engineering plan announced in 2002 to drive operational efficiency throughout our Company. We are targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary costs and expenses from our business. In 2006 we achieved our target of delivering $350 million of annualized cost savings, using 2002 as a starting point. In addition to the activities described above in our businesses, we have made changes in our infrastructure to bring our costs in line with industry benchmarks. Regarding NCR’s internal information technology, we have replaced or will continue to replace most major Company applications, migrating from country-centric applications to new enterprise applications such as our Enterprise Resource Planning (ERP) system, our global human resources system and our Teradata enterprise data warehouse. In our human resources organization, we have improved efficiencies and reduced costs by centralizing our staffing organization and controlling our external recruitment expenses. In our finance and administration area, we reorganized and reduced our workforce to a lower cost structure. In 2003, NCR entered into a service agreement with Accenture LLP (Accenture), a global outsourcing services provider, under which many of NCR’s key transaction processing activities, including overall and day-to-day responsibility for order and revenue processing, accounts receivable, accounts payable and the Company’s general ledger function, are performed by Accenture. Because of this transition, NCR’s transaction processing activities are better streamlined and standardized, resulting in improved efficiency and consistency of practices globally. As a result, we have significantly reduced our overall finance and administration costs and improved the use of global and regional centers for transaction processing.

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million. This initiative should result in annual cost savings of $3 to $4 million, beginning in 2007. In addition, the Company recorded a non-cash increase of $19 million in pension expense during the second quarter of 2005, which also related to an early retirement program to qualified Customer Service engineers in the United States.

Another element of the re-engineering is our real estate consolidation and restructuring plan. During 2006, we reduced our number of properties by 51, representing a 17% reduction in total properties from 2005. Although the reduction in number of properties may be lower in future periods as compared to 2006, we will continue to examine our portfolio of owned and leased properties in order to lower our overall facility costs.

Effects of Pension, Postemployment and Postretirement Benefit Plans

NCR’s costs and expense for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2006	2005	2004
Pension expense	$145	$150	$135
Postemployment expense	79	84	95
Postretirement expense	0	3	3

Total expense	$224	$237	$233

We recorded $145 million of pension expense in 2006 versus $150 million of pension expense in 2005. Approximately 60% of these amounts were included in operating expenses, with the balance of the costs included in gross margin. This decrease was due primarily to the difference in cost between the 2005 and 2006 early retirement programs described in more detail in the Restructuring and Re-engineering section of this MD&A. The change in pension expense was also impacted by lower discount rates offset by the benefit of three months of lower expense due to changes in the U.S. defined benefit plans, which are discussed below. We recorded $150 million of pension expense in 2005 versus $135 million of pension expense in 2004. This increase was due primarily to $19 million of non-cash special termination benefits recognized in the second quarter of 2005 that were related to the 2005 early retirement program.

During 2004, we made changes to our U.S. defined benefit pension plans in order to limit participation only to employees who were at least 40 years old and hired by August 31, 2004. As of September 1, 2004, the plans were closed to new participants. In September 2006, we announced amendments to our U.S. defined benefit pension plans, which cease the accrual of additional benefits after December 31, 2006. We currently expect pension expense of approximately $65 million in 2007.

Due to our decision to discontinue future U.S. defined benefit accruals, the Company recognized a curtailment, re-measured its actuarial liability associated with these plans as of September 30, 2006 and adjusted the minimum pension liability recorded in the consolidated balance sheet. The change to the minimum pension liability resulted in a $249 million increase to accumulated other comprehensive income within stockholders’ equity, increased prepaid pension costs by $307 million, decreased pension liabilities by $77 million, and decreased net deferred tax assets by $135 million. This non-cash charge did not affect our 2006 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

Postemployment expense (severance and disability medical) decreased to $79 million compared to $84 million in 2005. This decrease was primarily due to headcount and severance payment decreases in recent years and currency fluctuations. Postemployment expense decreased $11 million in 2005 relative to 2004. This decrease was driven primarily by changes in the severance benefit formulas in a number of countries. Approximately 75% of these amounts were included in gross margin, with the balance included in operating expenses.

There was no postretirement plan expense (medical) in 2006 compared to $3 million in 2005. This decrease was primarily due to favorable claims experience and adjustments to the design of our plans. Postretirement plan expense was unchanged in 2005 compared to 2004.

As of December 31, 2006 we adopted SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which changed the accounting and disclosure requirements for defined benefit pension, postretirement and postemployment plans. This new statement required the Company to recognize the funded status of each of our plans in the consolidated balance sheet, replacing the minimum pension liability requirements of the previous standard. As a result of adopting SFAS 158, total assets decreased by $633 million, total liabilities increased by $77 million and stockholders’ equity decreased by $710 million. These changes included a net increase in deferred tax assets of $231 million. This non-cash charge did not affect our 2006 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

Gross Margin

Gross margin as a percentage of revenue for 2006 increased slightly to 28.8% from 28.7% in 2005. Product gross margin decreased to 35.5% for 2006 compared to 35.9% in 2005, primarily due to Financial Self Service product margins, which were negatively impacted by competitive pricing pressure, geographic mix, and transition and realignment costs related to ATM manufacturing and supply chain costs. Services gross margins increased to 21.2% for 2006 from 20.6% in 2005 as we continue to lower our service delivery costs and reduce the number of service contracts related to lower-margin third-party products.

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

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $1,293 million in 2006 compared to $1,321 million in 2005. As a percentage of revenue, total operating expenses improved to 21.1% in 2006 from 21.9% in 2005. The decrease in selling, general and administrative expenses of $19 million reflects our continued efforts to reduce our infrastructure expenses through information technology savings of $15 million, lower real estate costs of $22 million (including $9 million of gains from sale of properties) and other savings from primarily human resource-related programs of $14 million. The reduction in infrastructure expenses of $51 million and lower expenses of $12 million in our segments, primarily Customer Services and Systemedia, was partially offset by a $29 million net increase in demand creation spending and a $15 million increase in stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004)(SFAS 123R), Share-Based Payment. Research and development expenditures were $9 million lower in 2006 compared to 2005 and primarily include research and development activities for our three major solution businesses. Research and development expenditures are lower as we continue to reduce discretionary spending and move certain resources to lower cost regions.

Our 2005 operating expenses were $1,321 million in 2005 compared to $1,383 million in 2004. As a percentage of revenue, total operating expenses for 2005 improved to 21.9% from 23.1% in 2004. The decrease in selling, general and administrative costs of $65 million reflects our continued efforts to reduce our infrastructure costs through information technology savings of approximately $29 million, real estate savings of approximately $7 million, finance savings of approximately $9 million, and other savings from primarily human resource-related programs of approximately $10 million. The remainder of the decrease was due to a $27 million reduction in expenses and discretionary spending in our business segments, somewhat offset by a $17 million increase in demand creation spending. Research and development expenditures were comparable to prior-year levels.

In 2007, we do not expect a significant amount of incremental net cost savings as compared to 2006. A larger portion of our cost savings will be reinvested to improve demand generation capabilities. We continue to be committed to new product development and achieving maximum yield from our research and development spending and resources, which is intended to drive revenue growth.

Interest and Other Income Items

Interest expense was $24 million in 2006, $23 million in 2005 and $23 million in 2004. In 2003, the Company entered into an interest rate swap agreement that converted $50 million of the debt to a variable rate. Although this variable rate was in line with the fixed rate as of December 31, 2006, changes in the interest rate markets could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher expenses and cash outflows.

Other income, net, was $29 million in 2006, $9 million in 2005 and $41 million in 2004. Other income includes items such as minority interest, gains or losses on equity investments and interest income, which was $35 million in 2006, $21 million in 2005 and $10 million in 2004. The increase in interest income is primarily due to higher interest rates and increased cash balances. 2005 included $10 million of expense from the write-down of an equity investment in Germany, $13 million in real estate gains and $6 million of expense for funding to NCR’s foundation for charitable giving. 2004 included $17 million of real estate gains, $3 million related to receipt of an acquisition break-up fee, $4 million for recovery of a non-trade receivable that was previously fully reserved and a $9 million release of a reserve for exit of certain countries in the Middle East and Africa region. Real estate gains in 2004 and 2005 were considered to be non-operational in nature and therefore were included in the determination of other income.

Income Taxes

The tax rate in 2006 was 20%, and was favorably impacted by profits generated in several foreign countries that have lower effective tax rates, as well as the benefit from foreign exchange losses on remittances from foreign subsidiaries. The tax rate in 2005 was 23%, excluding $214 million of tax benefits from the resolution of prior-year tax audits and $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom. The tax rate in 2004 was 18%, excluding $85 million in benefits resulting from a favorable settlement of tax audit items relating to the period when NCR was a subsidiary of AT&T. See Note 7 of Notes to Consolidated Financial Statements for additional information on these prior-year tax items. We anticipate that our effective tax rate will be approximately 23% in 2007. However, changes in profit mix or other events, such as tax audit settlements, could change this rate.

The Internal Revenue Service (IRS) has completed its examination of the income tax returns, excluding amendments, of NCR for all years through 2002. As of December 31, 2006, the IRS was in the process of examining NCR’s income tax returns for years 2003, 2004 and 2005. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that it is appropriately reserved for any outstanding issues of these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows the changes in net cash provided by operating activities and capital expenditures for the following years:

In millions	2006	2005	2004
Net cash provided by operating activities	$482	$514	$347

Less:
Expenditures for property, plant and equipment	(119)	(73)	(80)
Additions to capitalized software	(93)	(74)	(85)

Free cash flow	$270	$367	$182

For 2006, cash provided by operating activities decreased by $32 million, while capital expenditures increased by $65 million, resulting in a net decrease in free cash flow of $97 million compared to 2005. The decrease in cash provided by operating activities was driven by higher accounts receivables and inventories. Accounts receivable balances were higher largely due to increased revenue volume. Inventories were higher primarily due to increased spending on services parts and increases in Financial Self Service due to the ramp-up of our manufacturing facility in Hungary. Partially offsetting these items were improvements in payables and improved net income (net of non-cash items). Capital expenditures increased due to planned manufacturing and real estate initiatives, and replacement of an older aircraft, as well as increased investment in software development. We expect free cash flow to be higher in 2007 as a result of higher operating income and the timing of working capital items between 2006 and 2007, as well as lower capital expenditures.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $59 million from the sale of property and $27 million of cash used primarily for acquisition-related activity. Our financing activities in 2006 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During 2006, we purchased 7.6 million shares of NCR common stock for $280 million as compared to 12.1 million shares purchased for $415 million in 2005. Cash inflows from stock plans were $89 million in 2006 compared to $138 million in 2005; the decrease was driven by a decline in the number of options exercised by employees. The net impact of our share purchases and issuances in 2006 was a reduction of 2.8 million shares outstanding as compared to 2005. The share purchases are part of a program authorized by NCR’s Board of Directors. Going forward, the amount of stock purchases may vary from past years depending on several factors, including the amount of exercises of stock compensation awards and employee stock purchase plan activity.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations at December 31, 2006, with projected cash payments in the years shown:

In millions	Total Amounts	2007	2008- 2009	2010- 2011	2012 and thereafter
Debt obligations	$307	$1	$300	$1	$5
Lease obligations	258	54	77	51	76
Purchase obligations	326	215	42	39	30

Total debt, lease and purchase obligations	$891	$270	$419	$91	$111

As of December 31, 2006, we have short- and long-term debt totaling $307 million, of which a significant portion is from our senior unsecured notes due in 2009. In 2003, $50 million of the notes were converted to a variable rate through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15, and contain certain covenants typical of this type of debt instrument.

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

We have short- and long-term liabilities in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties and several guarantees to third parties that may affect future cash flow. These items are not included in the table of obligations shown above, and are described in detail in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies.”

Our U.S. and international employee benefit plans, which are described in Note 9 of Notes to Consolidated Financial Statements, “Employee Benefit Plans,” could require significant future cash payments. The funded status of NCR’s U.S. retirement plans improved from an under-funded position of $274 million in 2005 to an over-funded position of $95 million in 2006. The increase is attributable to a decrease in expected benefit obligations resulting from an increase in the discount rate used to calculate the present value of future pension liabilities, the change to cease future benefit accruals in these plans and strong pension asset returns. The funded status of our international retirement plans also improved from an under-funded position of $184 million in 2005 to an over-funded position of $39 million in 2006. Asset returns, Company contributions and increases in many of our discount rate assumptions all contributed positively to the improvement. The Company did not make any contributions to its U.S. qualified pension plan in 2006, and we do not expect to be required to make any contributions in 2007. During 2006 a new law was enacted in the U.S. that could impact the funding requirements for our U.S. pension plan in future years. This legislation altered the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. Contributions to international and executive pension plans are expected to decrease from $115 million in 2006 to approximately $110 million in 2007.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility at December 31, 2006.

Our cash and cash equivalents totaled $947 million as of December 31, 2006. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Off-Balance Sheet Arrangements We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated SPE transactions.

Please see Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information on guarantees associated with NCR’s business activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management continually reviews these estimates and assumptions to ensure that our financial statements are presented fairly and are materially correct.

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

Revenue Recognition Consistent with other companies that provide similar solution offerings that include hardware, software, professional consulting and support services, revenue recognition is often complex and subject to multiple accounting pronouncements. These include Statement of Position 97-2, Software Revenue Recognition, Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, Emerging Issues Task Force No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables, and other applicable revenue recognition guidance and interpretations.

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

The allowance for doubtful accounts as of December 31 was $23 million in 2006, $25 million in 2005 and $24 million in 2004. These allowances represent as a percent of gross receivables 1.6% in 2006, 1.9% in 2005 and 1.8% in 2004. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions deteriorate, we may increase our reserves for doubtful accounts.

Inventory Valuation Inventories are stated at lower of cost or market. Each quarter, our business segments reassess raw materials, work-in-process, parts and finished equipment inventory costs for purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and require each business segment to ensure that inventory balances are adjusted for any inventory exposure due to age or excess of cost over market value.

We have inventory in more than 40 countries around the world. We transfer inventory from our plants to our distribution and sales organizations. This inventory is transferred at cost plus mark-up. This mark-up is referred to as inter-company profit. Each quarter, we review our inventory levels and analyze our inter-company profit for each of our segments to determine the amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted.

Our excess and obsolete reserves for inventory were $224 million in 2006, $257 million in 2005 and $292 million in 2004. These reserves represent as a percent of gross inventory 24.9% in 2006, 30.2% in 2005 and 33.6% in 2004. The percentage decrease is largely due to the more active management and utilization of service parts. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments, and we do not anticipate any changes to our policy in the near term.

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

Total warranty costs were $46 million in 2006, $52 million in 2005 and $44 million in 2004. Warranty costs as a percent of total product revenues were 1.4% in 2006, 1.6% in 2005 and 1.4% in 2004. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Pension, Postretirement and Postemployment Benefits We account for defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postretirement plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), Employers’ Accounting for Postretirement Benefits Other Than Pensions, and our postemployment plans are accounted for in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits. Beginning December 31, 2006, we also apply Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends each of these three standards, primarily relative to balance sheet presentation and disclosure requirements. We have significant pension, postretirement and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postretirement and postemployment expenses impact all of our segments, while pension expense is reported at the corporate level.

The key assumptions used in developing our 2006 expense were discount rates of 5.5% for the first three quarters and 5.75% for the fourth quarter for our U.S. pension plans, and 5.25% for our postretirement plan. We used an expected return on assets assumption of 8.5% for our U.S. plans for the first three quarters of the year and an assumption of 8.25% for the fourth quarter. The U.S. plans represent 64% and 100% of total pension and postretirement plan obligations, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2006 pension expense by approximately $10 million ($10 million in pension expense and an immaterial change in postretirement expense). Likewise, a 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2006 income by approximately $7 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. In determining 2007 pension and postretirement expense for the U.S. plans, we intend to use discount rates of 5.75% and 5.5%, respectively, and an expected rate of return on assets assumption of 8.0%. The most significant assumption used in developing our 2006 postemployment plan expense was the assumed rate of involuntary turnover of 5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2006 expense by approximately $4 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies. To the extent that the amount of a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” with respect to the Fox River matter (Note 11), when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 11. This matter impacts our Company overall and does not affect the financial results of any one of its segments. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR, located along the Fox River.

Our reserve for the Fox River matter as of December 31, 2006 was approximately $75 million (after taking into consideration amounts expected to be recovered under an indemnity agreement, discussed in Note 11). The considerations we took into account in revising our reserve are set forth in Note 11. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

As described below and in Note 11, while progress has been made in the engineering design of the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties, including the amount of dredging that will be required by the U.S. Environmental Protection Agency and the Wisconsin Department of Natural Resources (the Governments); how contaminated sediments will be managed; the accuracy of existing cost estimates; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency of other PRPs for clean-up costs, natural resource damages and other costs; and the extent of NCR’s eventual liability.

In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability, which we expect will be paid out over a period of at least ten to twenty years, will depend on a number of factors, the most significant of which include:

•

The total clean-up costs for the site (we use the best estimate within a range of reasonably possible outcomes – $551 million – which consists of the current estimate of the lower river clean-up developed by the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 20% contingency for both);

•	The total natural resource damages for the site (we use the best estimate within a range of reasonably possible outcomes – $131 million – which is based on current information available to us);

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

While it remains difficult to predict, there could be some significant near-term changes to some of the above-described assumptions that could have a material effect on the amount of our accrual. Also, there are other estimates for some of these factors that are significantly higher than the estimates described above, and with regard to the third factor – the NCR/API share of total Fox River costs – there is such uncertainty that we cannot quantify the high end of the range of such estimates. In any event, assuming, for example, that the assumptions described above are each doubled (except where that would be inconsistent with an existing agreement or arbitration award), our payments for the potential liabilities for the Fox River matter would be approximately $184 million (to be paid out over at least the ten-year period ending in 2013, and likely as long as twenty years). As discussed above, AT&T and Lucent are jointly responsible for indemnifying us for a portion of amounts incurred by our Company over a certain threshold. The $184 million estimate assumes that AT&T and Lucent will make such payments. If we were in fact required to pay an amount such as $184 million for NCR’s share of the Fox River liabilities, it would have a moderate but manageable impact on our liquidity and capital resources, assuming that such amount were required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity or capital resources.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. We also review our liabilities under SFAS 5, which requires an accrual for estimated losses when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company regularly evaluates its estimates and judgments related to uncertain tax positions, including transfer pricing related risks and, when necessary, establishes contingency reserves to account for its uncertain tax positions. As we obtain more information via the settlement of tax audits and through other pertinent information, these projections and estimates are reassessed and may be adjusted accordingly.

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $4.8 million to the valuation allowance as of December 31, 2006.

We had valuation allowances of $688 million as of December 31, 2006, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2005, the valuation allowance was $634 million. Future changes in local country profitability may result in discrete changes affecting the need for valuation allowances.

Stock-based Compensation We account for employee stock-based compensation costs in accordance with SFAS 123R, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123R, we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of an award’s three-year performance period. The number of shares that will be earned can vary based on actual performance. No shares will vest if the objectives are not met. In the event the objectives are exceeded, additional shares will vest. The cost of these awards is expensed over the performance period based upon management’s estimate and analysis of future earnings as compared to the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2006 as compared to 2005 based on comparable weighted averages for our functional currencies. This had a favorable impact of less than 1% on 2006 revenue versus 2005 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $22 million at December 31, 2006 and $10 million at December 31, 2005 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $22 million at December 31, 2006 and $10 million at December 31, 2005 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities at December 31, 2006 was not material in relation to our consolidated financial position, results of operations or cash flows.

We utilize non-exchange traded financial instruments, such as foreign exchange forward contracts that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. At December 31, 2006 and 2005, we did not have any major concentration of credit risk related to financial instruments.

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

/s/ William Nuti	/s/ Peter Bocian
William Nuti	Peter Bocian
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

We have completed integrated audits of NCR Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation, and, effective December 31, 2006, changed its method of accounting for defined benefit pension, postretirement, and postemployment plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio
March 1, 2007

Consolidated Statements of Operations

In millions, except per share amounts

For the year ended December 31	2006	2005	2004
Revenue
Product revenue	$3,248	$3,208	$3,164
Service revenue	2,894	2,820	2,820

Total revenue	6,142	6,028	5,984

Operating expenses
Cost of products	2,095	2,057	2,037
Cost of services	2,281	2,240	2,331
Selling, general and administrative expenses	1,057	1,076	1,141
Research and development expenses	236	245	242

Total operating expenses	5,669	5,618	5,751

Income from operations	473	410	233
Interest expense	24	23	23
Other income, net	(29)	(9)	(41)

Income before income taxes	478	396	251
Income tax expense (benefit)	96	(133)	(39)

Net income	$382	$529	$290

Net income per common share
Basic	$2.12	$2.86	$1.55

Diluted	$2.09	$2.80	$1.51

Weighted average common shares outstanding
Basic	180.0	185.0	187.6
Diluted	182.9	189.1	191.5

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

In millions, except per share amounts

At December 31	2006	2005
Assets
Current assets
Cash and cash equivalents	$947	$810
Accounts receivable, net	1,408	1,305
Inventories, net	677	595
Other current assets	300	217

Total current assets	3,332	2,927

Property, plant and equipment, net	378	378
Goodwill	150	129
Prepaid pension cost	639	976
Deferred income taxes	374	522
Other assets	354	355

Total assets	$5,227	$5,287

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$2
Accounts payable	534	490
Payroll and benefits liabilities	291	292
Deferred service revenue and customer deposits	492	444
Other current liabilities	452	417

Total current liabilities	1,770	1,645

Long-term debt	306	305
Pension and indemnity plan liabilities	481	557
Postretirement and postemployment benefits liabilities	463	259
Deferred income taxes	27	140
Income tax accruals	132	167
Other liabilities	147	158
Minority interests	20	21

Total liabilities	3,346	3,252

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 178.9 and 181.7 shares issued and outstanding at December 31, 2006 and 2005 respectively	2	2
Paid-in capital	655	794
Retained earnings	1,900	1,518
Accumulated other comprehensive loss	(676)	(279)

Total stockholders’ equity	1,881	2,035

Total liabilities and stockholders’ equity	$5,227	$5,287

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

In millions

For the year ended December 31	2006	2005	2004
Operating activities
Net income	$382	$529	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	168	180
Stock-based compensation expense	29	5	5
Excess tax benefit from stock-based compensation	(17)	—	—
Deferred income taxes	31	55	(15)
Non-cash income tax adjustment	—	(214)	(85)
Other adjustments to income, net	(9)	(2)	(24)
Changes in assets and liabilities:
Receivables	(108)	5	(70)
Inventories	(83)	(18)	(44)
Current payables and accrued expenses	68	(37)	91
Deferred service revenue and customer deposits	47	34	43
Employee severance and pension	34	42	(3)
Other assets and liabilities	(51)	(53)	(21)

Net cash provided by operating activities	482	514	347

Investing activities
Purchases of short-term investments	—	—	(30)
Proceeds from sales and maturities of short-term investments	—	—	80
Expenditures for property, plant and equipment	(119)	(73)	(80)
Proceeds from sales of property, plant and equipment	59	11	68
Additions to capitalized software	(93)	(74)	(85)
Other investing activities, business acquisitions and divestitures, net	(27)	(25)	(36)

Net cash used in investing activities	(180)	(161)	(83)

Financing activities
Purchases of Company common stock	(280)	(415)	(428)
Excess tax benefit from stock-based compensation	17	—	—
Short-term borrowings, additions	—	—	1
Short-term borrowings, repayments	(1)	—	(2)
Long-term debt, additions	1	—	—
Proceeds from employee stock plans	89	138	260
Other financing activities, net	(3)	—	—

Net cash used in financing activities	(177)	(277)	(169)

Effect of exchange rate changes on cash and cash equivalents	12	(16)	16

Increase in cash and cash equivalents	137	60	111
Cash and cash equivalents at beginning of year	810	750	639

Cash and cash equivalents at end of year	$947	$810	$750

Supplemental data
Cash paid during the year for:
Income taxes	$60	$50	$61
Interest	$24	$23	$23

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

	Shares	Amount
December 31, 2003	95	$1	$1,166	$699	$9	$1,875
Employee stock purchase and stock compensation plans	7	—	293	—	—	293
Purchase of Company common stock	(9)	—	(428)	—	—	(428)
Stock split in the form of a stock dividend	94	1	(1)	—	—	—

Subtotal	187	2	1,030	699	9	1,740

Net income	—	—	—	290	—	290
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	58	58
Unrealized gains on securities	—	—	—	—	4	4
Changes in additional minimum pension liability	—	—	—	—	—	—
Unrealized losses on derivatives	—	—	—	—	(6)	(6)

Comprehensive income	—	—	—	290	56	346

December 31, 2004	187	$2	$1,030	$989	$65	$2,086
Employee stock purchase and stock compensation plans	7	—	179	—	—	179
Purchase of Company common stock	(12)	—	(415)	—	—	(415)

Subtotal	182	2	794	989	65	1,850

Net income	—	—	—	529	—	529
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	—	—	—	—	(98)	(98)
Unrealized gains on securities	—	—	—	—	4	4
Changes in additional minimum pension liability	—	—	—	—	(269)	(269)
Unrealized gain on derivatives	—	—	—	—	19	19

Comprehensive income	—	—	—	529	(344)	185

December 31, 2005	182	$2	$794	$1,518	$(279)	$2,035
Employee stock purchase and stock compensation plans	5	—	141	—	—	141
Purchase of Company common stock	(8)	—	(280)	—	—	(280)
Adoption of FASB Statement No. 158	—	—	—	—	(710)	(710)

Subtotal	179	2	655	1,518	(989)	1,186

Net income	—	—	—	382	—	382
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	39	39
Unrealized gains on securities	—	—	—	—	(2)	(2)
Changes in additional minimum pension liability	—	—	—	—	279	279
Unrealized gain on derivatives	—	—	—	—	(3)	(3)

Comprehensive income	—	—	—	382	313	695

December 31, 2006	179	$2	$655	$1,900	$(676)	$1,881

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

NCR offers specific solutions for the retail and financial industries, and through its Teradata Data Warehousing and Customer Services segments, NCR provides solutions for industries including telecommunications, transportation, insurance, utilities and electronic commerce, as well as manufacturers and government entities. These solutions are built on a foundation of long-established industry knowledge and consulting expertise, a range of hardware technology, value-adding software, global customer support services, and a complete line of business consumables.

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

The results for 2005 included the benefit of a $7 million ($5 million after-tax) reduction of accruals recorded in periods prior to 2005 for purchased goods and services. The reversal resulted in a reduction of selling, general and administrative expenses of $3 million and a reduction of cost of products and services of $4 million. The over-accrual was primarily due to the incorrect acknowledgement of goods and services received. The Company determined that the impact of this item in all prior interim and annual periods and to 2005 results was immaterial to the results of operations.

Accounting Change In the second quarter of 2006, the Company changed its method of accounting for reworkable service parts used in its Customer Services maintenance business. The previous accounting method was to classify reworkable service parts as long-lived assets and to depreciate the parts over their estimated useful lives (three to six years). The Company’s new method of accounting is to classify reworkable service parts as inventory and to expense the cost of the parts when they are placed in customer-owned equipment under maintenance contracts.

The Company concluded that the impact of the change in accounting was not material to previously reported results and, accordingly, treated the change in method of accounting for reworkable service parts as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections. SFAS 154 requires that such accounting changes be made on a retrospective basis and that the Consolidated Financial Statements be adjusted to apply the inventory method retrospectively to all prior periods.

As a result of applying the accounting change retrospectively, net reworkable service parts of $234 million as of December 31, 2005, are now included in inventories in the accompanying Consolidated Balance Sheets as service parts inventory. Prior to the accounting change, this amount was reported as a separate caption under long-term assets. In addition, expenditures, net of proceeds, for reworkable service parts of $94 million for the year ended December 31, 2005, and $89 million for the year ended December 31, 2004, which was part of investing activities, is now reflected in the accompanying Consolidated Statements of Cash Flows as a component of operating activities. The impact of the accounting change on previously reported income from operations, net income and earnings per share of each prior period was not material. Accordingly, the cumulative effect of the change in accounting method of approximately $0.2 million was recorded as a decrease in cost of services in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006.

Revenue Recognition NCR’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables, and other applicable revenue recognition guidance and interpretations. The Company records revenue, net of taxes, when it is realized, or realizable, and earned. The Company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Typically, NCR does not sell its software products without the sale of related hardware. The majority of the Company’s solutions contain software that is more than incidental to the hardware and services included in the arrangement. The Company’s typical solution requires no significant production, modification or customization of the software or hardware after it is shipped. For these arrangements, revenue is recognized upon shipment, delivery, installation or customer acceptance of the product, as defined in the customer contract. Revenue for services-only contracts is typically recognized when the services are complete or ratably over the period services are provided.

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

Cash and Cash Equivalents All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

Transfer of Financial Assets NCR offers its customers the option to acquire its products and services through payment plans, financing or leasing contracts. From time to time, the Company has factored certain receivables, or transfers future payments under these contracts, to financing institutions on a non-recourse basis. NCR may act as servicing agent for the purchaser and retain collection and administrative responsibilities. These transfers are recorded as sales of the related accounts receivable when NCR is considered to have surrendered control of such receivables. The Company had no factored receivables at December 31, 2006 and $1 million of factored receivables at December 31, 2005. The related cost of the factoring was immaterial to the Company’s consolidated financial results.

Allowance for Doubtful Accounts NCR establishes provisions for doubtful accounts using both percentages of accounts receivable balances to reflect historical average credit losses and specific provisions for known issues.

Inventories Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Service parts are included in inventories and include reworkable and non-reworkable service parts. The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis. Excess and obsolete reserves are established based on forecasted usage, orders, technological obsolescence and inventory aging.

Investments in Marketable Securities Typically, marketable securities, which are included in other assets, are determined by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported, net-of-tax, within stockholders’ equity. If a decline in the fair value of a marketable security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of income. Realized gains and losses are recorded based on the specific identification method and average cost method, as appropriate, based upon the investment type.

Long-Lived Assets

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and are amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four years beginning when the asset is substantially ready for use.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized software on a sum-of-the-years’ digits basis over three years beginning when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

In millions	2006	2005	2004
Beginning balance at January 1	$110	$109	$100
Capitalization	92	73	79
Amortization	(74)	(72)	(70)

Ending balance at December 31	$128	$110	$109

Goodwill Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires the identification of reporting units, which NCR has determined to be the operating segments described in Note 12 of Notes to Consolidated Financial Statements, with the exception of Retail Store Automation, which is further divided between self-service technologies, radio frequency identification (RFID) systems and traditional POS. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Property, Plant and Equipment Property, plant and equipment, leasehold improvements and rental equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

Property, Plant and Equipment Held for Sale Long-lived assets to be sold are classified as held for sale in the period for which they meet the criteria outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assets classified as held for sale are carried at the lower of their carrying amount or fair value, and are not depreciated while classified as held for sale.

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

Asset Retirement Obligations for Electrical Equipment For Company owned electrical and electronic equipment that falls under the WEEE Directive adopted by the European Union and rules specific to the United Kingdom, we establish reserves associated with the retirement of assets in an environmentally sound manner based on the current fair value of the obligation. Upon initial recognition of a liability, we capitalize an asset retirement cost by increasing the carrying amount of the related asset by the same amount as the liability. In the periods subsequent to the initial recognition of a liability, we recognize changes to the liability based on the passage of time or revisions in the original estimates consistent with the guidance in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

For sales of the Company’s products placed on the market after August 13, 2005, the Company records a non-current accrued liability based on an estimate of the per unit costs to recycle or otherwise dispose of the equipment in an environmentally sound manner. The amount recorded at December 31, 2006 and 2005 was immaterial to our consolidated financial statements.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company offers extended warranties to its customers. NCR considers extended warranties to be no different than a normal service contract and therefore accounts for the extended warranty by deferring revenue equal to the fair value of the warranty and recognizes the deferred revenue over the extended warranty term.

Research and Development Costs Research and development costs are expensed as incurred, in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development costs primarily include payroll and headcount-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support.

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

Pension, Postretirement and Postemployment Benefits NCR has significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, NCR’s actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop the Company’s valuations. NCR generally reviews and updates these assumptions on an annual basis. NCR is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that NCR uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense the Company has recorded or may record.

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income and expense.

Derivative Instruments In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing the exposure to credit risk in the event of nonperformance.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the income statement. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other income or expense as exchange rates change.

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes that the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below in Note 11 of Notes to Consolidated Financial Statements, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2006 cannot currently be reasonably determined.

Legal costs related to loss contingencies are typically expensed as incurred, except for certain costs associated with NCR’s environmental remediation obligations. Costs associated with litigating the extent and type of required remedial actions and the allocation of remediation costs among potentially responsible parties are typically included in the measurement of the environmental remediation liability.

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

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and restricted stock awards. When calculating potential diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. Please refer to Note 8 of Notes to Consolidated Financial Statements for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share are as follows (in millions, except earnings per share):

For the year ended December 31	2006	2005	2004
Net income available for common stockholders	$382	$529	$290

Weighted average outstanding shares of common stock	180.0	185.0	187.6
Dilutive effect of employee stock options and restricted stock	2.9	4.1	3.9

Common stock and common stock equivalents	182.9	189.1	191.5
Earnings per share:
Basic	$2.12	$2.86	$1.55
Diluted	$2.09	$2.80	$1.51

Options to purchase less than 0.1 million shares of common stock for 2006 and 1.7 million shares for 2005 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. There were no such options outstanding in 2004.

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Please refer to Note 8 of Notes to Consolidated Financial Statements for more information on NCR’s stock compensation plans.

Reclassifications Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company adopted SFAS 123R as of January 1, 2006. See Note 8 for a further discussion of stock compensation.

FASB Interpretation No. 48 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a charge to opening retained earnings in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN 48 and expects that the adoption of FIN 48 will not have a material impact on the Company’s consolidated financial position, results of operations, effective tax rate or cash flows.

Emerging Issues Task Force (EITF) Issue No. 06-3 In June 2006, the EITF ratified the consensus on EITF Issue No. 06-3 (EITF 06-03), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value-added and certain excise taxes is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company early adopted EITF 06-03 during the quarter ended December 31, 2006. The adoption of EITF 06-03 did not have an impact on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 158 In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires employers to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 as of December 31, 2006. See Note 9 for a further discussion on the Company’s adoption of SFAS 158.

Staff Accounting Bulletin No. 108 In September 2006, the SEC released Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and a balance sheet (iron curtain)

approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach, and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is to be recorded in retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

Note 2 Supplemental Financial Information (in millions)

For the year ended December 31	2006	2005	2004
Other expense (income)
Interest income	$(35)	$(21)	$(10)
Net gains on real estate	—	(13)	(17)
Impairment of equity investment (see Note 4)	2	10	—
Other, net	4	15	(14)

Total other income, net	$(29)	$(9)	$(41)

At December 31		2006	2005
Accounts receivable
Trade		$1,384	$1,276
Other		47	54

Accounts receivable, gross		1,431	1,330
Less: allowance for doubtful accounts		23	25

Total accounts receivable, net		$1,408	$1,305

Inventories
Work in process and raw materials, net		$106	$96
Finished goods, net		215	205
Service parts, net		356	294

Total inventories, net		$677	$595

Other current assets
Current deferred tax assets		$132	$95
Other		168	122

Total other current assets		$300	$217

Property, plant and equipment
Land and improvements		$49	$68
Buildings and improvements		366	391
Machinery and other equipment		828	928

Property, plant and equipment, gross		1,243	1,387
Less: accumulated depreciation		868	1,016

		375	371
Land and improvements held for sale, net		—	2
Buildings and improvements held for sale, net		3	5

Total property, plant and equipment, net		$378	$378

Accumulated other comprehensive (loss) income, net of tax
Currency translation adjustments		$97	$58
Unrealized gain on securities		13	15
Unrealized gain on derivatives		1	4
Actuarial losses and prior service costs on employee benefit plans		(787)	—
Additional minimum pension liability		—	(356)

Total accumulated other comprehensive loss		$(676)	$(279)

Note 3 Restructuring and Real Estate Transactions

In the third quarter of 2002, NCR announced re-engineering plans to improve operational efficiency throughout the Company. The Company is targeting process improvements to drive simplification, standardization, globalization and consistency across the organization. Key business processes and supporting functions are being re-engineered to improve efficiency and to lower costs and expenses. Management is taking action to shorten the Company’s product and service offer development cycles and to improve its sales and order management processes. To improve accounts receivables collections and cash flow, management implemented plans to drive efficiencies for the Company’s invoicing and collection activities.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring charge of $16 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. The balance of this liability at December 31, 2005 was $8 million. During 2006, the Company increased the reserve $1 million for accretion expense and changes in foreign currency and utilized $3 million of the reserve. The remaining balance of this liability at December 31, 2006 was $6 million.

During 2006, the Company recognized $9 million ($7 million after-tax) in net gains from the disposal of real estate, which were recorded in Income from Operations in the Consolidated Statements of Operations. The net book value of the properties sold was $40 million. The net proceeds of $49 million from these sales are recorded under Investing Activities and the net gains are recorded under Operating Activities in the Consolidated Statements of Cash Flows. The Company recognized $13 million ($11 million after-tax) in 2005 and $17 million ($14 million after-tax) in 2004 in net gains from the disposal of real estate, which were recorded in Other Income, net in the Consolidated Statements of Operations.

To further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million. In addition, the Company recorded a non-cash increase in pension expense during the second quarter of 2005 of $19 million, which also related to an early retirement program to qualified Customer Service engineers in the United States.

Note 4 Business Combinations, Divestitures and Equity Investments

The Company completed four acquisitions and purchased the remaining 5% minority interest in one of our subsidiaries during 2006 for a total cost of approximately $34 million. The Company also completed four acquisitions during 2005 for a total cost of approximately $30 million, and one acquisition during 2004 for a total cost of approximately $26 million. A description of each acquisition, all of which were paid in cash, is as follows:

2006 Acquisitions

•

Acquisition of the ATM business assets of Tidel Technologies, Inc. on January 5, 2006 to enhance the Company’s entry-level distribution and product strength in the convenience and retail ATM market segments.

•	Acquisition of the business assets of SeeCommerce on February 22, 2006 to enhance the Company’s existing demand and supply chain analytic applications portfolio.

•	Acquisition of the business assets of IDVelocity LLC on April 7, 2006 to extend the Company’s radio frequency identification (RFID) systems solution portfolio.

•

Purchase of i2 Technologies US, Inc. licensed intellectual property, source code and certain employees on June 28, 2006 to serve as the foundation for the Company’s master data management and product information management solutions.

2005 Acquisitions

•

Acquisition of the business assets of InfoWise Solutions, Inc. on March 23, 2005 to enhance the Company’s business intelligence platform by providing users with a personalized view of key performance indicators, alerts and content.

•	Acquisition of InfoAmerica/USA, Inc. on May 16, 2005 to enhance the Company’s self-service offering in the quick-service restaurant industry through kiosk solutions enabling self-service ordering.

•	Acquisition of DecisionPoint Applications, Inc. on November 30, 2005 to add to the Company’s data warehouse offering by integrating data from financial and non-financial sources in near real-time.

•

Acquisition of the business assets of Galvanon, Inc. on December 19, 2005 to extend the Company’s self-service competency into the health care industry through kiosks and web self-service applications.

2004 Acquisition

•

Acquisition of Kinetics, Inc. on September 30, 2004 to enable the Company to extend its market reach and leadership to additional market segments like airline and hotel check-in, quick-service food ordering and event ticketing.

Goodwill recognized in these transactions amounted to $21 million in 2006, $9 million in 2005 and $18 million in 2004, and the amounts are expected to be fully deductible for tax purposes. Goodwill of $3 million in 2006, $5 million in 2005 and $18 million in 2004 was assigned to the Retail Store Automation segment; $9 million in 2006 and $4 million in 2005 were assigned to the Teradata Data Warehousing segment; and $9 million in 2006 was assigned to the Financial Self Service segment. The total amount for purchased intangible assets was $10 million in 2006, $21 million in 2005 and $8 million in 2004. The weighted-average amortization period is 4.9 years for the purchased intangible assets, which consist primarily of intellectual property associated with software, as well as non-compete arrangements with the former owners of Galvanon and IDVelocity.

The operating results of these businesses have been included with NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures required under FASB Statement No. 141, Business Combinations, are not being provided because the impact of the transactions is not material. The purchase prices of these businesses, reported under Other Investing Activities in the Consolidated Statements of Cash Flows, have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

Also, in 2006, 2005 and 2004, NCR completed other investments and sold assets related to portions of its businesses to third parties, all of which were insignificant.

In 2005, the Company recognized a $10 million impairment loss on a German equity investment made in 1997. The Company concluded that the decline in market value was not temporary and it was unlikely that the carrying amount of the investment was recoverable. The Company reviews this investment on a quarterly basis to determine whether the carrying value is recoverable based on current market conditions. As a result of the review, the Company wrote down an additional $2 million in the fourth quarter of 2006. The carrying amount of the investment at December 31, 2006 was $10 million.

Note 5 Goodwill and Other Intangible Assets

The carrying amounts of goodwill by operating segment for the year ended December 31, 2006 were as follows:

	Balance December 31, 2005	Additions	Other Adjustments	Balance December 31, 2006
In millions
Goodwill
Teradata Data Warehousing	$81	$9	$—	$90
Financial Self Service	14	9	—	23
Retail Store Automation	23	3	—	26
Customer Services	8	—	—	8
Systemedia	—	—	—	—
Payment & Imaging and Other	3	—	—	3

Total goodwill	$129	$21	$—	$150

The increase in goodwill since December 31, 2005 is primarily due to the acquisitions described in Note 4 above. In the fourth quarter of 2006, in accordance with SFAS 142, NCR performed its annual impairment test using the same methodology used in previous years. No goodwill impairment losses were realized.

NCR’s identifiable intangible assets, reported under Other Assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In millions
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(1)	$5	$—
Patents	10	—	—	14	(13)
Intellectual property	4 -10	61	(21)	51	(14)

Total identifiable intangible assets		$66	$(22)	$70	$(27)

The increase in intellectual property since December 31, 2005 is primarily due to the acquisitions described in Note 4 above. The decrease in patents since December 31, 2005 is due to a patent becoming fully amortized during 2006.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Actual	For the year ended (estimated)
In millions	2006	2007	2008	2009	2010	2011
Amortization expense	$12	$13	$12	$10	$6	$2

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

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with maturities of $0.6 million in 2010 at a rate of 9.4% and $5 million in 2020 at a rate of 9.49%.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facilities at December 31, 2006 and 2005.

Note 7 Income Taxes

For the years ended December 31, income before income taxes consisted of the following:

In millions	2006	2005	2004
Income before income taxes
United States	$318	$233	$101
Foreign	160	163	150

Total income before income taxes	$478	$396	$251

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2006	2005	2004
Income tax expense (benefit)
Current
Federal	$1	$(11)	$3
State and local	5	1	(1)
Foreign	59	33	58
Deferred
Federal	76	(179)	(80)
State and local	(6)	6	—
Foreign	(39)	17	(19)

Total income tax expense (benefit)	$96	$(133)	$(39)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2006	2005	2004
Income tax expense at the U.S. federal tax rate of 35%	$167	$139	$88
Foreign income tax differential	(82)	(54)	(62)
U.S. permanent book/tax differences	1	1	3
Tax audit settlements	7	(222)	(66)
Other, net	3	3	(2)

Total income tax expense (benefit)	$96	$(133)	$(39)

NCR’s tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. In 2005, the Company realized $214 million in income tax benefits resulting from successful resolutions of prior-year tax audits. During 2005, the Company settled the tax audit for years 1997-1999 with the appellate level of the IRS resulting in a tax benefit of $64 million. Also in 2005, the Company settled the tax audit for years 2000-2002 with the examination level of the IRS resulting in a tax benefit of $150 million. The initial income tax accruals were established based upon the nature of uncertain tax positions in the federal return, and accruals for the related interest were compounded each year. The accruals were established by specifically identifying risk items within the tax return and then assessing the likelihood of the items being challenged or overturned. The tax accruals were necessary due to uncertainty regarding the ultimate sustainability of tax return deductions taken for areas that are prone to tax controversy and are complex areas of tax law.

The income tax benefit for 2005 also includes a non-cash $9 million benefit from an adjustment to the Company’s tax accounts in the United Kingdom. The adjustment related to tax items that were originally recorded in years prior to 2003. The Company determined that the impact of this adjustment was immaterial to the results of operations for 2005 and prior periods. In 2004, the Company realized an $85 million income tax benefit resulting from the favorable settlement of tax audit issues relating to the period when NCR was a subsidiary of AT&T.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Amounts accrued for current and non-current income tax contingencies were $136 million at December 31, 2006 and $174 million at December 31, 2005. The Company establishes accruals for uncertain tax positions by jurisdiction and by year. The accruals are established by identifying risk items in the various returns and then assessing the likelihood of the items being challenged or overturned. The accruals relate to potential income tax exposure for such items as foreign transfer pricing matters, foreign reorganizations, liquidations and divestitures, and other foreign and domestic (federal and state) matters, as well as estimated accrued interest.

Deferred income tax assets and liabilities included in the balance sheets at December 31 were as follows:

In millions	2006	2005
Deferred income tax assets
Employee pensions and other benefits	$43	$188
Other balance sheet reserves and allowances	240	132
Tax loss and credit carryforwards	543	789
Capitalized research and development	291	297
Property, plant and equipment	70	38
Other	60	48

Total deferred income tax assets	1,247	1,492
Valuation allowance	(688)	(634)

Net deferred income tax assets	559	858

Deferred income tax liabilities
Property, plant and equipment	37	58
Employee pensions and other benefits	-0-	276
Other	46	48

Total deferred income tax liabilities	83	382

Total net deferred income tax assets	$476	$476

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2006, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,783 million. The tax loss carryforwards subject to expiration expire in the years 2007 through 2026.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $343 million in 2006 of undistributed earnings of its foreign subsidiaries because such earnings are intended to be reinvested indefinitely.

The income tax impact related to other comprehensive income was $131 million of expense for 2006, $134 million of benefit for 2005 and $10 million of benefit for 2004. In addition, the adoption of SFAS 158 as of December 31, 2006 resulted in $231 of deferred tax assets recognized as a reduction of accumulated other comprehensive loss.

Note 8 Employee Stock Compensation Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior-year results. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

SFAS 123R resulted in a change in the Company’s method of measuring and recognizing the fair value of stock options and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS 123R, the Company used the nominal vesting period approach for retirement-eligible employees. Using this approach, the Company recognized compensation cost for share-based awards granted prior to 2006 over the stated vesting period for retirement-eligible employees. As a result of adopting SFAS 123R, the Company changed its method for recognizing compensation expense for new share-based awards granted to retirement-eligible employees. Compensation expense is now recognized over the period from the date of grant to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period (non-substantive vesting period approach). Had the Company applied the non-substantive vesting period approach to awards granted prior to 2006, incremental compensation expense would have been immaterial for 2006, 2005 (pro forma) and 2004 (pro forma).

As of December 31, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below in this Note). The Company recorded stock-based compensation expense, the components of which are further described below for the years ended December 31 as follows:

In millions	2006	2005	2004
Stock options	$17	$—	$—
Restricted stock	12	5	5

Total stock-based compensation (pre-tax)	29	5	5
Tax benefit	(9)	(1)	(1)

Total stock-based compensation, net of tax	$20	$4	$4

As a result of adopting SFAS 123R, the Company recognized $17 million ($12 million after-tax) of expense related to stock options in 2006, which had a $0.07 impact on basic and diluted earnings per share. Overall, total stock-based compensation expense, which includes expense related to stock options and restricted stock, increased $24 million ($16 million after-tax) for 2006 as compared to 2005. Compensation cost capitalized as part of inventory and fixed assets as of December 31, 2006 was immaterial.

Stock-based compensation expense for 2006 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $15.67 per share in 2006, and was estimated based on the following weighted average assumptions:

2006
Dividend yield	—
Risk-free interest rate	4.61%
Expected volatility	35.3%
Expected holding period (years)	5.3

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

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. In addition, no compensation expense was recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB No. 25. If NCR had recognized stock option-based compensation expense based on the fair value of stock option grants and employee stock purchases under the ESPP, net income and net income per diluted share for the years ended December 31 would have been as follows:

In millions, except per share amounts	2005	2004
Net income	$529	$290

Stock-based employee compensation expense included in reported net income (pre-tax)	5	5
Tax benefit of stock-based employee compensation included in reported net income	(1)	(1)

Subtotal: Add to net income	4	4

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	26	33
Tax benefit of stock-based employee compensation determined under fair value-based method for awards	(7)	(6)

Subtotal: Deduct from net income	19	27

Pro forma net income	$514	$267

Basic net income per share:
As reported	$2.86	$1.55
Pro forma	$2.78	$1.42
Diluted net income per share:
As reported	$2.80	$1.51
Pro forma	$2.72	$1.39

The pro forma net income and net income per diluted share for the 2005 and 2004 were computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value for options granted was $14.94 per share in 2005 and $9.76 per share in 2004 and was estimated based on the following weighted average assumptions:

	2005	2004
Dividend yield	—	—
Risk-free interest rate	4.04%	2.99%
Expected volatility	35.5%	45.0%
Expected holding period (years)	5.5	5.0

Stock Options

Prior to approval by the Company’s stockholders on April 26, 2006 of the NCR 2006 Stock Incentive Plan (SIP), the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options to purchase shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding. The SIP is now the principal vehicle through which equity grants are made to our employees and directors.

Although no new awards can be made under the MSP, 8 million shares remain authorized for issuance pursuant to the terms of outstanding awards. A total of 12 million shares are authorized to be issued under the SIP. New shares of the Company’s common stock are issued as a result of stock option exercises.

The SIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of the Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (defined as the average of the high and low trading price) on the date of grant, (ii) the term must be no longer than ten years and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee of the Board of Directors as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance will administer the SIP with respect to non-employee members of the Board of Directors.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2006:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Shares in thousands
Outstanding at January 1, 2006	11,140	$21.53
Granted	1,399	$38.92
Exercised	(4,024)	$18.44
Canceled	(443)	$27.97
Forfeited	(18)	$27.10

Outstanding at December 31, 2006	8,054	$25.74	6.23	$138

Fully vested and expected to vest at December 31, 2006	7,733	$25.71	6.21	$132

Exercisable at December 31, 2006	5,121	$20.21	4.90	$116

The total intrinsic value of options exercised was $85 million in 2006, $106 million in 2005 and $103 million in 2004. Cash received from option exercises under all share-based payment arrangements was $89 million in 2006, $138 million in 2005 and $260 million in 2004. The tax benefit realized from these exercises was $26 million in 2006, $32 million in 2005 and $29 million in 2004. As of December 31, 2006, there was $30 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table reports restricted stock activity during the year ended December 31, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Shares in thousands
Unvested shares at January 1, 2006	867	$26.82
Shares granted	669	$38.80
Shares vested and distributed	(284)	$18.23
Shares forfeited	(121)	$30.89

Unvested shares at December 31, 2006	1,131	$35.48

The total intrinsic value of shares vested and distributed was $11 million in 2006, $5 million in 2005 and $4 million in 2004. As of December 31, 2006, there was $28 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table represents the composition of restricted stock grants in 2006:

	Number of Shares	Weighted- Average Grant Date Fair Value
Shares in thousands
Service-based shares	210	$38.98
Performance-based shares	459	$38.72

Total stock grants	669	$38.80

Other Share-based Plans

The ESPP enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. In 2006, the ESPP discount was reduced from 15% to 5% of the average market price. As a result, this plan is considered non-compensatory in accordance with SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.4 million shares in 2006, 0.7 million shares in 2005 and 1.0 million shares in 2004 of NCR common stock for approximately $14 million in 2006, $20 million in 2005 and $19 million in 2004. On April 26, 2006, NCR’s stockholders approved a new ESPP, which will become effective on January 1, 2007. A total of 4 million shares are authorized to be issued under the new ESPP.

Note 9 Employee Benefit Plans

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit plans for many of its U.S. employees and international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the United States, the benefits are based on a fixed dollar amount per years of service. During 2004, NCR made changes to its U.S. defined benefit pension plans in order to limit participation in the plans to U.S.-based employees who were at least 40 years old and hired by August 31, 2004. The plans were closed to new participants as of September 1, 2004. During 2006, NCR made additional changes to its U.S. pension plans that cease the accrual of additional benefits after December 31, 2006. Certain international plans are also closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments, and cash or cash equivalents.

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

As of December 31, 2006, NCR adopted SFAS 158 which requires, among other things, the recognition of the funded status of each applicable plan on the balance sheet. Each over-funded plan is recognized as an asset and each under-funded plan is recognized as a liability. The initial impact of implementing the standard as well as future changes to the funded status is recognized as a component of accumulated comprehensive loss in stockholder’s equity. Previously established additional minimum pension liabilities (AML) and related intangible assets were derecognized upon adoption of SFAS 158.

The following table summarizes the effect of changes in the AML during the year (including the adjustment made due to the remeasurement of the U.S. defined benefit plans as of September 30, 2006) as well as the impact of the initial adoption of SFAS 158. Please note that the normal current year plan activities are excluded from this table and therefore does not reconcile across.

In millions	December 31, 2005 Amounts Recognized	Mid-Year AML Adjustment	September 30, 2006 Post Mid Year AML Adjustment	December 31, 2006 Prior to AML and SFAS 158 Adjustment	AML Adjustment	FAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustment
Prepaid pension costs	$976	$307	$1,324	$1,346	$(2)	$(705)	$639
Pension and indemnity plan liabilities	$557	$(77)	$497	$482	$(30)	$29	$481
Postretirement and postemployment liabilities	$259	$—	$264	$281	$—	$182	$463
Other current liabilities	$88	$—	$88	$72	$—	$25	$97
Deferred tax assets (liabilities)	$14	$(135)	$(121)	$(158)	$2	$231	$75
Accumulated other comprehensive loss	$356	$(249)	$107	$107	$(30)	$710	$787

The total net deferred tax assets from benefit plan amounts included in accumulated other comprehensive loss at December 31, 2006 was $247 million.

Due to NCR’s decision to discontinue future U.S. defined benefit accruals, the Company recognized a curtailment, re-measured its actuarial liability associated with these plans as of September 30, 2006 and adjusted the minimum pension liability recorded in the consolidated balance sheet. The change to the minimum pension liability resulted in a $249 million increase to accumulated other comprehensive income within stockholders’ equity, increased prepaid pension costs by $307 million, decreased pension liabilities by $77 million and decreased net deferred tax assets by $135 million. This non-cash charge did not affect our 2006 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

In 2006, global capital market developments resulted in an increase in the discount rates used to estimate the pension liability. As a result, the accumulated benefit obligations (ABO) for many of the plans declined, and the Company adjusted the minimum liability recorded in the consolidated balance sheet for certain plans where the ABO exceeded the fair value of plan assets. This $30 million adjustment decreased prepaid pension costs by $2 million, decreased pension liabilities by $30 million, increased deferred tax assets by $2 million and reduced accumulated other comprehensive loss by $30 million.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during the next fiscal year are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (credit)	$—	$12	$12	$(13)	$—
Actuarial loss	$4	$83	$87	$5	$31

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans were:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at January 1	$3,372	$3,194	$1,932	$1,939	$5,304	$5,133
Gross service cost	45	43	47	45	92	88
Interest cost	181	177	82	85	263	262
Amendments	(109)	—	10	1	(99)	1
Actuarial (gain) loss	(23)	126	(86)	162	(109)	288
Other	—	—	—	9	—	9
Benefits paid	(185)	(187)	(118)	(100)	(303)	(287)
Curtailment	—	—	(2)	—	(2)	—
Settlement	—	—	(4)	—	(4)	—
Special termination benefits	9	19	—	—	9	19
Currency translation adjustments	—	—	185	(209)	185	(209)

Benefit obligation at December 31	$3,290	$3,372	$2,046	$1,932	$5,336	$5,304

Accumulated benefit obligation as of December 31	$3,290	$3,254	$1,939	$1,824	$5,229	$5,078

In order to improve the profitability of Customer Service in the U.S., the Company offered special termination benefits to certain groups of employees in both 2006 and 2005. Additional information about these programs can be found in Note 3 of Notes to Consolidated Financial Statements.

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2006	2005	2006	2005	2006	2005
Change in plan assets
Fair value of plan assets at January 1	$3,098	$3,016	$1,748	$1,658	$4,846	$4,674
Actual return on plan assets	463	260	159	257	622	517
Company contributions	9	9	103	101	112	110
Benefits paid	(185)	(187)	(118)	(100)	(303)	(287)
Currency translation adjustments	—	—	191	(180)	191	(180)
Other	—	—	—	10	—	10
Plan participant contributions	—	—	2	2	2	2

Fair value of plan assets at December 31	$3,385	$3,098	$2,085	$1,748	$5,470	$4,846

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss at December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2006	2005	2006	2005	2006	2005
In millions
Reconciliation to Balance Sheet
Funded status	$95	$(274)	$39	$(184)	$134	$(458)

Unrecognized net loss		522		848		1,370
Unrecognized prior service cost		1		15		16

Net amounts recognized		$249		$679		$928

Amounts Recognized in the Balance Sheet
Noncurrent assets	$202	$1	$437	$956	$639	$957
Current liabilities	(8)	—	(16)	—	(24)	—
Noncurrent liabilities	(99)	(156)	(382)	(378)	(481)	(534)
Accumulated other comprehensive loss	—	404	—	101	—	505

Net amounts recognized	$95	$249	$39	$679	$134	$928

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$129		$703		$832
Prior service cost	—		20		20

Total	$129		$723		$852

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $586 million, $562 million and $111 million, respectively, at December 31, 2006, and $3,871 million, $3,732 million and $3,203 million, respectively, at December 31, 2005.

The net periodic benefit cost (income) of the pension plans for years ended December 31 was as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net service cost	$45	$43	$47	$44	$44	$42	$89	$87	$89
Interest cost	181	177	180	82	85	85	263	262	265
Expected return on plan assets	(240)	(223)	(207)	(122)	(128)	(128)	(362)	(351)	(335)
Settlement charge	—	—	—	9	4	6	9	4	6
Curtailment charge	—	—	1	—	1	—	—	1	1
Special termination benefits	9	19	—	—	—	—	9	19	—
Amortization of:
Transition asset	—	(1)	(2)	—	—	—	—	(1)	(2)
Prior service cost	—	—	—	7	6	5	7	6	5
Actuarial loss	38	56	64	92	67	42	130	123	106

Net benefit cost	$33	$71	$83	$112	$79	$52	$145	$150	$135

The weighted average rates and assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.8%	5.5%	4.5%	4.2%	5.3%	5.0%
Rate of compensation increase	N/A	4.2%	3.4%	3.3%	3.4%	3.9%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.6%	5.8%	6.3%	4.2%	4.7%	5.2%	5.1%	5.4%	5.9%
Expected return on plan assets	8.4%	8.5%	8.5%	6.9%	7.3%	7.3%	7.8%	8.1%	8.1%
Rate of compensation increase	4.2%	4.2%	4.2%	3.3%	3.3%	3.4%	3.8%	3.9%	3.9%

The discount rate used to determine year-end 2006 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our future expected cash flows.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and check the results for reasonableness and appropriateness. The actual asset returns realized during 2006 exceeded expectations for the majority of NCR’s pension plans.

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $3,153 million and $2,907 million as of December 31, 2006 and 2005, respectively, which is less than the fair value of plan assets by $231 million and $189 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. Pension Plan, unrecognized net losses of $318 million are not expected to be amortized during fiscal 2007. The remaining unrecognized net losses of $20 million are being amortized over the expected remaining service periods of active plan participants (approximately 8 years during fiscal 2007). Similar approaches are employed in amortizing gains and losses for NCR’s other U.S. and international plans.

Plan Assets The weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	U.S. Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets at December 31		Target Asset Allocation	Actual Allocation of Plan Assets at December 31		Target Asset Allocation
	2006	2005		2006	2005
Equity securities	74%	73%	68-75%	61%	60%	54-65%
Debt securities	18%	19%	18-22%	34%	35%	30-42%
Real estate	8%	8%	7-9%	4%	4%	3-6%
Other	0%	0%	0-1%	1%	1%	0-3%

Total	100%	100%		100%	100%

Investment Strategy NCR employs a total return investment approach whereby a mix of equities, fixed-income and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bond, corporate bonds, mortgage-backed securities) and credit quality. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan were:

	Postretirement Benefits
In millions	2006	2005
Change in benefit obligation
Benefit obligation at January 1	$180	$187
Gross service cost	—	—
Interest cost	8	9
Amendments	—	(3)
Actuarial (gain) loss	(18)	7
Plan participant contributions	12	12
Benefits paid	(30)	(32)

Benefit obligation at December 31	$152	$180

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss at December 31:

	Postretirement Benefits
In Millions	2006	2005
Reconciliation to balance sheet
Benefit obligation	$(152)	$(180)

Unrecognized net loss		99
Unrecognized prior service benefit		(141)

Net amounts recognized		$(222)

Amounts Recognized in the Balance Sheet
Current liabilities	$(21)	$(27)
Noncurrent liabilities	(131)	(195)

Net amounts recognized	$(152)	$(222)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$76
Prior service credit	(128)

Total	$(52)

The net periodic benefit cost of the postretirement plan for the years ended December 31 were:

	Postretirement Benefits
In millions	2006	2005	2004
Interest cost	$8	$9	$11
Net service cost	—	—	—
Curtailment charge (credit)	—	—	—
Amortization of:
Prior service cost	(15)	(13)	(13)
Actuarial loss	7	7	5

Net benefit cost	$—	$3	$3

The assumptions utilized in accounting for postretirement benefit obligations at December 31 and for postretirement benefit costs for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2006	2005	2006	2005	2004
Discount rate	5.5%	5.3%	5.3%	5.3%	6.3%

Assumed health care cost trend rates at December 31 were:

	2006		2005
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Health care cost trend rate assumed for next year	10.0%	6.0%	10.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2014	2014	2012	2012

In addition, a one percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

In millions	1% Increase	1% Decrease
2006 service cost and interest cost	$1	$(1)
Postretirement benefit obligation at December 31, 2006	$10	$(9)

Other Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s Postemployment Plan were:

	Postemployment Benefits
In millions	2006	2005
Change in benefit obligation
Benefit obligation at January 1	$388	$432
Service cost	30	32
Interest cost	17	17
Benefits paid	(54)	(61)
Foreign currency exchange	17	(27)
Assumption change	(2)	(1)
Actuarial gain	(13)	(4)

Benefit obligation at December 31	$383	$388

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss at December 31:

	Postemployement Benefits
	2006	2005
In millions
Reconciliation to balance sheet
Benefit obligation	$(383)	$(388)

Unrecognized net loss		268
Unrecognized prior service benefit		(4)

Net amounts recognized		$(124)

Amounts Recognized in the Balance Sheet
Current liabilities	$51	$61
Noncurrent liabilities	332	63

Net amounts recognized	$383	$124

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$238
Prior service credit	(4)

Total	$234

The net periodic benefit cost of the postemployment plan for years ended December 31 were:

	Postemployment Benefits
In millions	2006	2005	2004
Service cost	$30	$32	$36
Interest cost	17	17	22
Amortization of:
Prior service cost	—	—	—
Loss	32	35	37

Net benefit cost	$79	$84	$95

The weighted average assumptions utilized in accounting for postemployment benefit obligations at December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2006	2005	2006	2005	2004
Discount rate	4.6%	4.3%	4.3%	4.3%	4.8%
Salary increase rate	3.5%	3.4%	3.4%	3.5%	3.6%
Involuntary turnover rate	5.0%	5.0%	5.0%	5.0%	5.0%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not expect to contribute to the U.S. qualified pension plan in 2007; however, the Company plans to contribute approximately $100 million to the international pension plans and $10 million to the executive pension plan in 2007. The Company also expects to make contributions of $21 million to the U.S. postretirement plan and $54 million to the postemployment plan in 2007.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
In millions
Year
2007	$190	$108	$298	$21	$54
2008	$193	$117	$310	$20	$53
2009	$198	$116	$314	$19	$51
2010	$202	$114	$316	$18	$49
2011	$206	$114	$320	$17	$47
2012-2016	$1,070	$602	$1,672	$59	$202

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $25 million in 2006, $23 million in 2005 and $24 million in 2004. The expense under international and subsidiary savings plans was $17 million in 2006, $16 million in 2005 and $16 million in 2004.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative instruments is as follows.

Cash Flow Hedges NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. The majority of the contracts were to exchange Euros, British Pounds and Japanese Yen, and generally mature within 15 months. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. NCR recognized an immaterial amount of net gains and losses for the years ended December 31, 2006, 2005 and 2004 resulting from the discontinuance of cash flow hedges. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2006, 2005 and 2004. At December 31, 2006, before-tax deferred net gains recorded in other comprehensive income related to cash flow hedges were $1 million, and are expected to be reclassified to earnings during the next 12 months.

Fair Value Hedges NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a floating rate. This agreement involves the receipt of fixed-rate amounts in exchange for floating-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 of Notes to Consolidated Financial Statements for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during the years ended December 31, 2006, 2005 and 2004.

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

Fair Value of Financial Instruments The fair values of debt and foreign exchange contracts are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap and debt at December 31, 2006 and 2005. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

In millions	Contract Notional Amount	Carrying Amount		Fair Value
		Asset	Liability	Asset	Liability
2006
Foreign exchange forward contracts	$347	$5	$3	$5	$3
Interest rate swap	$50	$—	$(1)	$—	$(1)
Debt	$—	$—	$307	$—	$322

2005
Foreign exchange forward contracts	$332	$8	$4	$8	$4
Interest rate swap	$50	$—	$(1)	$—	$(1)
Debt	$—	$—	$307	$—	$326

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. At December 31, 2006 and 2005, NCR did not have any major concentration of credit risk related to financial instruments.

Investments in Marketable Securities The fair value of the Company’s investments in marketable securities in aggregate was $37 million at December 31, 2006 and $42 million at December 31, 2005. The cost basis of the Company’s investments in marketable securities was $22 million at December 31, 2006 and $25 million at December 31, 2005. As of December 31, 2006, there were no individual investments that were in an unrealized loss position.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2006 cannot currently be reasonably determined.

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

At December 31, 2006, the reserve for the Fox River matter was $75 million compared to $58 million at December 31, 2005. The increase in the reserve is due to the collection of receivables that were established in 2005 when NCR settled with its principal insurance carriers, partially offset by the payment of recurring costs related to the Fox River matter. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, in 2004, NCR and Fort James entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2008. In November 2006, the Governments issued for public comment a proposal to amend the ROD for the lower river. The proposal calls for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river. The public comment period for the proposed amendment ended in mid-January, 2007 and the Governments are expected to make a decision on the proposed amendment later in 2007. By letter received February 14, 2007, the Governments again notified NCR and seven other PRPs of their potential liability for remediation and requested that the parties contact the Governments if they are prepared to enter into negotiations over a consent decree for implementing the remedy for the lower river. The Governments have asked that interested PRPs make a good faith settlement offer by April 1, 2007. NCR expects to participate in these negotiations. While there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes that the remedy to be implemented at the Fox River will address in excess of 7 million cubic yards of sediment.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In setting the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, total clean-up costs for the site, NCR uses a best estimate of $551 million. It assumes that the proposed ROD amendment will be adopted without material changes. This includes the expected costs of the clean-up work in OU 1 and OUs 2-5, plus a 20% contingency for both. The range of reasonably possible outcomes is estimated to be between $459 million (assuming no contingencies) and $874 million (depending on how the remedy is implemented). However, there can be no assurances that these amounts will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

•	Second, for total natural resource damages (NRD), NCR uses a best estimate of $131 million. The range of reasonably possible outcomes is between $10 million and $176 million.

•

Third, for the NCR/API share of clean-up costs and natural resource damages, NCR has examined amounts developed by several independent, nationally recognized engineering and paper-industry experts, along with those set forth in draft government reports. NCR has determined that there is a range of equally possible outcomes, and that no estimate within that range is better than the other estimates. Accordingly, NCR uses the low end of that range, which is based primarily on an estimate of the joint NCR/API percentage of direct discharges of PCBs to the river. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%.

•

Fourth, for the NCR share of the joint NCR/API payments, NCR uses 45 percent for the first $75 million in total costs attributable to the joint NCR/API share, and uses 40 percent for costs in excess of $75 million. These percentages are set by an agreement between NCR and API and an arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

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

Given the ongoing remedial design work being conducted by NCR and Fort James, the Governments’ proposal to amend the lower river ROD (see above), and the prospect that the government will seek to facilitate a settlement of disagreements among the PRPs relating to their respective shares of the liability for the clean-up costs, it is possible there could be additional changes to some elements of the reserve over the next few quarters, although that is difficult to predict.

In 2001, NCR and API entered into an interim settlement with the Governments that limited NCR/API’s joint cash payouts to $10 million per year over a four-year period beginning at the time of such interim settlement. In exchange for these payments, the Governments agreed not to take any enforcement actions against NCR and API during the term of the settlement. These payments were shared by NCR and API under the terms of the sharing agreement discussed above and were to be credited against NCR’s long-term exposure for this matter. NCR’s share of these payments has been taken into account in determining its reserve to the extent that NCR can relate specific payments to clean-up work that was considered in estimating NCR’s long-term liability. NCR and API used $7 million of the amounts paid under the interim settlement to fund part of the design work NCR and Fort James are performing under the AOC discussed above. The parties to the interim settlement – NCR, API and the Governments – reached an agreement in late 2005 to extend the settlement for another year for the purpose of seeking to negotiate a settlement of the Governments’ NRD claims. That one-year extension expired in December 2006, and NRD settlement negotiations will now likely occur in conjunction with negotiations over a consent decree to implement the remedy for the lower river (discussed above).

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

In 2005 and 2006, NCR reached settlement agreements with certain of its principal insurance carriers for settlements in a combined total of approximately $29 million, of which $9 million is subject to competing claims by another party. NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million, and has been deferred as of December 31, 2006, until resolution of the allocation.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of December 31, 2006, the maximum future payment obligation of this guaranteed value and the associated liability balance was $7 million.

NCR has an equity investment in a certain affiliate in which the Company has issued debt guarantees originally five years in length for the affiliate to third-party lending institutions. These guarantees expire at various dates in 2007. If default occurs, NCR’s maximum amount of future payment obligation on these guarantees would be $1 million at December 31, 2006. The Company has not recorded a liability in connection with these guarantees as the likelihood of default is low.

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

The following table identifies the activity relating to the warranty reserve:

In millions	2006	2005	2004
Warranty reserve liability
Beginning balance at January 1	$19	$21	$18
Accruals for warranties issued	48	50	47
Settlements (in cash or in kind)	(46)	(52)	(44)

Ending balance at December 31	$21	$19	$21

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2006, for the following fiscal years were:

In millions	2007	2008	2009	2010	2011	Thereafter
Minimum lease obligations	$54	$43	$34	$28	$23	$76

Total rental expense for operating leases was $58 million in 2006, $48 million in 2005 and $57 million in 2004.

Note 12 Segment Information and Concentrations

Operating Segment Information NCR is managed through the following businesses, which are also the Company’s operating segments: (1) Teradata Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other.

NCR’s Teradata Data Warehousing solutions serve several industries including retail, financial, telecommunications, transportation and insurance, as well as manufacturing and government entities. NCR’s data warehousing solutions combine Teradata hardware, software (i.e., Teradata database, data mining and application software), professional consulting services and customer support services. Teradata Data Warehousing solutions also include third-party products and services from leading technology and service partners. The Company’s Financial Self Service solutions offer a complete line of ATM hardware and software, and related services, enabling businesses to reduce costs, generate new revenue streams and build customer loyalty. Financial Self Service solutions primarily serve the financial services industry, with particular focus on retail banking. NCR’s Retail Store Automation solutions are designed to improve selling productivity and checkout processes, and increase service levels. Primarily serving the retail industry, Retail Store Automation solutions deliver traditional point-of-sale and innovative self-checkout solutions, among other things. Systemedia develops, produces and markets a complete line of business consumables and products. Payment & Imaging and Other includes solutions that are designed to digitally capture, process and retain item-based transactions, thereby helping businesses reduce operating costs and increase efficiency. Also included in this segment are the financial results from a business in Japan that is not aligned with any of our other segments. Payment & Imaging and Other solutions mainly serve the financial services industry. Services are an essential component of each of our complete solution offerings, and the Customer Services Division provides maintenance of ATMs, Retail systems, and Payment & Imaging systems, as well as the maintenance and sale of third-party products and services.

In the case of Payment & Imaging and Other, it was determined that these two operating businesses could be aggregated in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures

about Segments of an Enterprise and Related Information. Management concluded that aggregation was consistent with the objectives and basic principles of SFAS 131 due to similar economic characteristics, the nature of products and services, types of customers, methods used to distribute their products and services, and nature of the regulatory environment. Both of these businesses are managed by the same segment decision-maker.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on business performance, pension expense or income is excluded from segment operating income or loss when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income.

Installation-related services constitute implementation and installation services within each operating segment. Operating management teams in Teradata Data Warehousing, Financial Self Service, Retail Store Automation, and Payment & Imaging and Other are accountable for the installation-related services revenue and profitability of this activity. Except in the Teradata Data Warehousing segment, Customer Services has shared responsibilities for installation-related services revenue and profitability of these services. As such, this revenue and operating income is also included in the results of the Customer Services segment. The double-counting of this installation-related revenue and profit is adjusted in the “Elimination of installation-related services” lines in the following table. The operating income associated with this revenue is based on a standard percent of revenue. The standard percent is updated annually based on an analysis of the historical results, pricing reviews and assumptions looking forward. To reconcile to total Company reported revenue and operating income, the installation-related services included in both the operating segments and the Customer Services segment are adjusted as reflected in the following tables.

The following table presents revenue and operating income (loss) by Segment:

In millions	2006	2005	2004
Revenue by segment

Teradata Data Warehousing
Products	$820	$786	$728
Professional and installation-related services	416	381	341

Total Teradata Data Warehousing solution	1,236	1,167	1,069
Teradata Data Warehousing support services	336	313	292

Total Teradata Data Warehousing revenue	1,572	1,480	1,361

Financial Self Service (ATMs)
Products	1,163	1,122	1,102
Professional and installation-related services	260	268	268

Total Financial Self Service revenue	1,423	1,390	1,370

Retail Store Automation
Products	653	641	627
Professional and installation-related services	217	212	237

Total Retail Store Automation revenue	870	853	864

Customer Services
Customer Service Maintenance:
Financial Self Service	665	607	576
Retail Store Automation	477	464	462
Payment & Imaging and Other	123	128	127
Third-Party Products and Exited Businesses	248	279	342

Total Customer Services Maintenance	1,513	1,478	1,507
Third-Party Product Sales	36	55	80
Professional and installation-related services	263	292	326

Total Customer Services revenue	1,812	1,825	1,913

Systemedia	473	504	512

Payment & Imaging and Other
Products	103	100	115
Professional and installation-related services	67	65	58

Total Payment & Imaging and Other	170	165	173
Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(178)	(189)	(209)

Total Revenue	$6,142	$6,028	$5,984

Operating Income (Loss) by Segment
Teradata Data Warehousing	$340	$309	$223
Financial Self Service (ATMs)	172	212	222
Retail Store Automation	35	31	26
Customer Services	95	50	(57)
Systemedia	5	—	8
Payment & Imaging and Other	15	16	10
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(44)	(58)	(64)

Subtotal—Segment operating income	618	560	368
Pension expense	(145)	(150)	(135)

Total income from operations	$473	$410	$233

The assets attributable to NCR’s operating segments consist primarily of accounts receivable, inventories, manufacturing assets, capitalized software and goodwill dedicated to a specific operating segment. Assets not attributable to operating segments because they are not dedicated to a specific segment consist primarily of deferred tax assets, prepaid pension costs, cash and cash equivalents. Segment assets at December 31 were:

In millions	2006	2005
Segment assets
Teradata Data Warehousing	$733	$629
Financial Self Service	680	609
Retail Store Automation	355	360
Customer Services	548	469
Systemedia	161	165
Payment & Imaging and Other	53	55

Total segment assets	2,530	2,287

Assets not allocated to the segments:
Cash, cash equivalents and short-term investments	947	810
Prepaid pension cost	639	976
Deferred income taxes	506	617
Other assets not attributable to segments	605	597

Consolidated total assets	$5,227	$5,287

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2006	%	2005	%	2004	%
Revenue by geographic area
United States	$2,588	42%	$2,637	44%	$2,570	43%
Americas (excluding United States)	441	7%	431	7%	386	6%
Europe/Middle East/Africa	2,035	33%	1,934	32%	1,933	32%
Japan	432	7%	433	7%	457	8%
Asia/Pacific (excluding Japan)	646	11%	593	10%	638	11%

Consolidated revenue	$6,142	100%	$6,028	100%	$5,984	100%

The following table presents property, plant and equipment by geographic area at December 31:

In millions	2006	2005
Property, plant and equipment, net
United States	$179	$166
Americas (excluding United States)	28	24
Europe/Middle East/Africa	88	77
Japan	54	82
Asia/Pacific (excluding Japan)	29	29

Consolidated property, plant and equipment, net	$378	$378

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2006, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial software and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse effect on NCR’s operations.

Note 13 Subsequent Events

Strategic Separation On January 8, 2007, NCR announced its intention to separate into two independent publicly traded companies through the spin-off of 100% of the Company’s Teradata Data Warehousing business to holders of shares of NCR stock. The transaction, expected to be tax-free to NCR and its shareholders, will enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

The stock distribution ratio for the Teradata Data Warehousing spin-off will be determined at a future date. The separation is expected to be completed in the third quarter of 2007. Consummation of the proposed separation is subject to certain conditions, including final approval by NCR’s Board of Directors, receipt of a ruling from the Internal Revenue Service with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the filing and acceptance of registration statements with the Securities and Exchange Commission.

Manufacturing Realignment On January 11, 2007, NCR announced plans to realign its global Financial Self Service manufacturing operations. This includes:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model in the Americas

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, the Company expects to incur about $25 to $30 million in restructuring and impairment charges associated with stranded assets, equipment and inventory relocation, lease termination costs, employee retention payouts and other costs that are a direct result of the restructuring activity.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2006
Total revenues	$1,283	$1,531	$1,517	$1,811
Gross margin	$352	$425	$440	$549
Operating income	$47	$103	$118	$205
Net income	$41	$78	$89	$174
Net income per share:
Basic	$0.23	$0.43	$0.50	$0.97
Diluted	$0.22	$0.42	$0.49	$0.96

2005
Total revenues	$1,343	$1,470	$1,498	$1,717
Gross margin	$371	$396	$436	$528
Operating income	$54	$73	$112	$171
Net income	$30	$127	$222	$150
Net income per share:
Basic	$0.16	$0.68	$1.20	$0.82
Diluted	$0.16	$0.67	$1.18	$0.81

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share does not equal the full-year net income per share.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the fourth quarter of 2006, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment, we determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria. Management’s assessment of the effectiveness of NCR’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in this Report.

/s/ William Nuti	/s/ Peter Bocian
William Nuti	Peter Bocian
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors of NCR is included on pages 6- 8 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

The Executive Officers of NCR (as of December 31, 2006) are as follows:

Name	Age	Position and Offices Held
William Nuti	43	President and Chief Executive Officer
Eric Berg	44	Senior Vice President and Chief Administrative Officer
Peter Bocian	52	Senior Vice President and Chief Financial Officer
Dan Bogan	51	Senior Vice President, Retail Solutions Division
Malcolm Collins	47	Senior Vice President, Financial Solutions Division
Peter Dorsman	51	Vice President and General Manager, Systemedia Division
Bridie Fanning (1)	38	Senior Vice President, Human Resources
Michael Koehler	54	Senior Vice President, Teradata Division
Bruce Langos	53	Senior Vice President, Global Operations
Peter Lieb	50	Senior Vice President, General Counsel and Secretary
Christine Wallace	54	Senior Vice President, Worldwide Customer Services Division

(1)	Ms. Bridie Fanning resigned from NCR effective February 7, 2007.

NCR’s Executive Officers

William R. Nuti is NCR’s President and Chief Executive Officer. Before joining NCR in August 2005, Mr. Nuti served as President and CEO of Symbol Technologies, Inc., an information technology company (“Symbol Technologies”). Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following 10 years at Cisco Systems where he held positions of increasing responsibility, advancing to the dual role of senior vice president of the company’s Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti became a director of NCR on August 7, 2005.

Eric A. Berg is Senior Vice President and Chief Administrative Officer of NCR. Mr. Berg joined the Company in July 2003 from The Goodyear Tire & Rubber Company (“Goodyear”), where he had served as its Chief Information Officer since 2000. From 2001 to 2003, he also served as the Vice President, e-Commerce at Goodyear. Prior to that, from 1996 to 1999, he was the Pacific Northwest Region Vice President for the Frito-Lay Division of Pepsico, Inc. Mr. Berg has also held a number of senior management positions with consulting firm McKinsey & Company, Inc.

Peter J. Bocian became NCR’s Senior Vice President and Chief Financial Officer on September 1, 2004. From October 2003 until that time, he served as Vice President, Finance and Interim Chief Financial Officer. He was Chief Financial Officer of the Company’s Retail and Financial Group from 2002 to 2003, with responsibility for the combined financial and administration functions for the four business units comprising that group. From 1999 to 2002, he was Chief Financial Officer and Vice President of the Retail Solutions Division. Mr. Bocian began his career at NCR in 1983 and has since held a number of positions of increasing responsibility in the areas of finance, general management and logistics.

Dan Bogan became Senior Vice President of NCR’s Retail Solutions Division on January 1, 2007. Prior to assuming this position, he had been Interim Senior Vice President, Retail Solutions Division, since April 26, 2006. Prior to this position, Mr. Bogan was Vice President, Americas Sales and Service, Retail Solutions

Division, from September 2002 to April 26, 2006. From April 2002 to September 2002, he was Vice President, Marketing and Strategy, Retail Solutions Division, and from November 1999 to April 2002, Mr. Bogan was Vice President, Americas Sales and Service, Retail Solutions Division. Mr. Bogan joined NCR in 1977.

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

Peter Dorsman became Vice President and General Manager of NCR’s Systemedia Division on April 17, 2006. Prior to joining NCR, Mr. Dorsman was Executive Vice President and Chief Operating Officer of Standard Register Co. from February 2000 to June 2004. From July 1999 to February 2000, he was Senior Vice President and General Manager, Manufacturing Operations, and from January 1998 to July 1999, Senior Vice President and General Manager, Document Management, at Standard Register Co. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

Michael Koehler has served as NCR’s Senior Vice President, Teradata Division, since March 2003. From September 2002 until that time, he was the Interim Teradata Division Leader, Teradata Data Warehousing Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations, Teradata Data Warehousing Division, and from June 1997 to October 1999, he was Vice President, Americas, Retail Solutions Group. Mr. Koehler began his career at NCR in 1975 and has since held a number of positions of increasing responsibility in the areas of marketing and sales management.

Bruce Langos became Senior Vice President, Global Operations, on May 29, 2006. Prior to assuming this position, Mr. Langos was Vice President, Business Operations, from 2003. From 1996 to 2003, he was Vice President, Business Operations and Intellectual Property Management, Teradata Division. Mr. Langos joined NCR in 1976.

Peter Lieb became NCR’s Senior Vice President, General Counsel and Secretary on May 29, 2006. Prior to joining NCR, from October 2003 to February 2006, Mr. Lieb was Senior Vice President, General Counsel and Secretary at Symbol Technologies Inc. From October 1997 to October 2003, he served in various senior legal positions at International Paper Company, including Vice President and Deputy General Counsel, and from July 1995 to September 1997, Mr. Lieb was Assistant General Counsel at GTE Service Corp.

Christine Wallace became NCR’s Senior Vice President, Worldwide Customer Services Division, in March 2006. Prior to her current position, Ms. Wallace was NCR’s Senior Vice President, Human Resources from January 2004 until she assumed her current position. From 2001 until January 2004, she was Vice President, Global Customer Services, Teradata Division. Since she began her career at NCR in 1978, Ms. Wallace has held numerous managerial assignments of increasing responsibility throughout the Company, including Vice President and Corporate Treasurer, Vice President, Americas Sales and Service, Teradata Data Warehousing Division from 1998 to 2000, and other senior positions within the finance and administration organization at both the corporate and regional level.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company’s executive officers and directors is included in the material captioned “Section 16(a) Beneficial Ownership Reporting Compliance” on page 13 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

The information regarding the Company’s audit committee is included in the material captioned “Committees of the Board,” on pages 10—11 of NCR’s Proxy statement, dated March 1, 2007, and is incorporated herein by reference. Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” on page 11 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

The Company has not materially changed the procedures by which stockholders may recommend nominees to the Company’s board of directors.

The Company has a Code of Conduct that sets the standard for ethics and compliance for all of its employees. NCR’s Code of Conduct is filed (by reference) as Exhibit 14 of this Form 10-K. The Company intends to disclose any amendments to or waivers of the Code of Conduct on behalf of the Executive Officers on the Company’s investor relations website at investor.ncr.com under the heading “Corporate Governance,” and on NCR’s corporate governance website at www.ncr.com/corpgovernance/corpgov_code_conduct.htm, promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” on pages 15—48 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference. The information regarding compensation committee interlocks and insider participation is included in the material captioned “Compensation and Human Resource Committee” on page 11 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference. The information regarding the compensation committee report is included in the material captioned “Board Compensation and Human Resource Committee Report on Executive Compensation” on page 14 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” on pages 4—5 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

Information regarding equity compensation plans is included in the material captioned “Equity Compensation Plan Information” on page 49 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information described under the caption “Related Person Transactions” on page 50 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference. The information regarding director independence is included in the material captioned “Corporate Governance” on pages 9—10 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to the Company’s independent registered public accounting firm is included in the material captioned “Fees Paid to the Company’s Independent Registered Public Accounting Firm” on pages 51—52 of NCR’s Proxy Statement, dated March 1, 2007, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Form 10-K report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Form 10-K report on page 94. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 24, 2007 (Exhibit 3.1 to the NCR Corporation Form 8-K filed January 25, 2007).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (Exhibit 4.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 NCR Annual Report”).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation, filed herewith with portions omitted pursuant to NCR Corporation’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference.

10.7	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.7.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7.2	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.6.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”)).

10.7.3	Form of Restricted Stock Agreement under the NCR Management Stock Plan (Exhibit 10.6.4 to the 2005 Annual Report).

10.8	NCR Corporation 2006 Stock Incentive Plan (Exhibit B to the Company’s Proxy Statement filed on March 10, 2006).

10.8.1	First Amendment to NCR Corporation 2006 Stock Incentive Plan dated October 9, 2006 (Exhibit 10.5 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.8.2	Form of 2006 Restricted Share Agreement under the NCR Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.8.3	Form of 2006 Restricted Share Agreement for Performance Based Restricted Shares under the NCR Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.8.4	Form of 2006 Stock Option Agreement under the NCR Stock Incentive Plan (non-statutory stock option) (Exhibit 10.3 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.8.5	Form of 2007 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2006).

10.8.6	Form of 2007 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed December 20, 2006).

10.8.7	Form of 2007 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed December 20, 2006).

10.8.8	Form of 2007 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed December 20, 2006).

10.8.9	Form of 2007 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed December 20, 2006).

10.9	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report).

10.10	NCR Management Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on March 10, 2006).

10.11	Summary of Director Compensation, as amended (incorporated by reference to the NCR Corporation Current Report on Form 8-K filed May 2, 2005).

10.12	NCR Director Compensation Program dated April 26, 2006 (Exhibit 10.3 to the NCR Corporation Current Report on Form 8-K filed May 2, 2006).

10.12.1	Form of Director Option Grant Statement under the NCR Management Stock Plan (Exhibit 10.2 to the Quarterly Report on Form 8-K filed May 2, 2005).

10.12.2	Form of Director Option Grant Statement under the NCR Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed May 2, 2006).

10.12.3	Form of Restricted Stock Agreement under the NCR Management Stock Plan (for non-annual grants) (Exhibit 10.3 to the Quarterly Report on Form 8-K filed May 2, 2005).

10.12.4	Form of Director Restricted Stock Unit Grant Statement under the NCR Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed May 2, 2006).

10.13	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”).

10.13.1	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.13.2	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.13.3	Fourth Amendment to the Retirement Plan for Officers of NCR effective January 1, 2006 (Exhibit 10.7.4 to the 2005 Annual Report).

10.13.4	Fifth Amendment to the Retirement Plan for Officers of NCR effective December 31, 2006.

10.14	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.14.1	First Amendment to the NCR Officer Plan, executed December 17, 2004 (Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004).

10.14.2	Second Amendment to the NCR Officer Plan effective January 1, 2006 (Exhibit 10.8.2 to the 2005 Annual Report).

10.14.3	Third Amendment to the NCR Officer Plan effective December 31, 2006.

10.15	NCR Change in Control Severance Plan, dated December 13, 2005 and effective January 1, 2006 (Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2005).

10.15.1	First Amendment to the NCR Change in Control Severance Plan.

10.16	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.16.1	First Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective January 1, 2006 (Exhibit 10.12.1 to the 2005 Annual Report).

10.16.2	Second Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective December 31, 2006.

10.17	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.17.1	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.17.2	Second Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective January 1, 2006 (Exhibit 10.13.3 to the 2005 Annual Report).

10.17.3	Third Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective December 31, 2006.

10.18	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.18.1	First Amendment to the NCR Nonqualified Excess Plan, executed December 17, 2004 (Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2004).

10.18.2	Second Amendment to the NCR Nonqualified Excess Plan effective January 1, 2006 (Exhibit 10.14.2 to the 2005 Annual Report).

10.18.3	Third Amendment to the NCR Nonqualified Excess Plan effective December 31, 2006.

10.19	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.20	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.21	Letter Agreement with Gerald Gagliardi dated January 15, 2001 (Exhibit 10.27 to the 2000 Annual Report).

10.21.1	Letter Agreement with Gerald Gagliardi dated February 28, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed March 6, 2006).

10.22	Letter agreement dated March 29, 2005 by and between NCR Corporation and Mark Hurd (Exhibit 10.1 to the Current Report on Form 8-K filed March 30, 2005).

10.23	Letter agreement with Eric Berg dated July 3, 2003 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.24	Stock Option Agreement with James M. Ringler, dated July 11, 2005 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed July 13, 2005).

10.25	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed August 2, 2005).

10.25.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.26	Letter Agreement with Malcolm Collins dated February 5, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed February 9, 2006).

10.27	Letter Agreement with Keith Taylor dated February 28, 2006 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed March 6, 2006).

10.28	Letter Agreement with Jonathan Hoak effective May 25, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed June 1, 2006).

10.29	Letter Agreement with Peter Lieb effective May 29, 2006 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed June 1, 2006).

14	Code of Conduct for associates of NCR Corporation.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section

302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2007.

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	$25	$4	$—	$6	$23
Deferred tax asset valuation allowance	$634	$54	$—	$—	$688
Inventory excess and obsolete reserves	$257	$104	$—	$137	$224
Reserves related to business restructuring	$8	$1	$—	$3	$6

Year Ended December 31, 2005
Allowance for doubtful accounts	$24	$4	$—	$3	$25
Deferred tax asset valuation allowance	$669	$—	$—	$35	$634
Inventory excess and obsolete reserves	$292	$117	$—	$152	$257
Reserves related to business restructuring	$6	$6	$—	$4	$8

Year Ended December 31, 2004
Allowance for doubtful accounts	$27	$5	$—	$8	$24
Deferred tax asset valuation allowance	$620	$49	$—	$—	$669
Inventory excess and obsolete reserves	$305	$121	$—	$134	$292
Reserves related to business restructuring	$10	$1	$—	$5	$6

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: March 1, 2007	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ William Nuti
William Nuti	Director, President and Chief Executive Officer

/s/ Peter Bocian
Peter Bocian	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James M. Ringler
James M. Ringler	Chairman of the Board of Directors

/s/ Edward P. Boykin
Edward P. Boykin	Director

/s/ Gary Daichendt
Gary Daichendt	Director

/s/ Mark P. Frissora
Mark P. Frissora	Director

/s/ Linda Fayne Levinson
Linda Fayne Levinson	Director

/s/ Victor L. Lund
Victor L. Lund	Director

/s/ C.K. Prahalad
C.K. Prahalad	Director

/s/ William S. Stavropoulos
William S. Stavropoulos	Director

Date: March 1, 2007