Form 10-Q
period 2007-03-31
NCR CORP
filed 2007-05-10
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2007, was approximately 179.9 million.

PART I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three Months Ended March 31
	2007	2006
Product revenue	$665	$637
Service revenue	681	646

Total revenue	1,346	1,283

Cost of products	476	402
Cost of services	527	529
Selling, general and administrative expenses	245	245
Research and development expenses	56	60

Total operating expenses	1,304	1,236

Income from operations	42	47

Interest expense	6	6
Other income, net	(9)	(9)

Income before income taxes	45	50

Income tax expense	11	9

Net income	$34	$41

Net income per common share
Basic	$0.19	$0.23

Diluted	$0.19	$0.22

Weighted average common shares outstanding
Basic	179.3	181.7
Diluted	182.1	185.0

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$1,080	$947
Accounts receivable, net	1,324	1,408
Inventories, net	717	677
Other current assets	325	300

Total current assets	3,446	3,332

Property, plant and equipment, net	375	378
Goodwill	150	150
Prepaid pension cost	674	639
Deferred income taxes	372	374
Other assets	402	354

Total assets	$5,419	$5,227

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	493	534
Payroll and benefits liabilities	236	291
Deferred service revenue and customer deposits	590	492
Other current liabilities	501	452

Total current liabilities	1,821	1,770

Long-term debt	306	306
Pension and indemnity plan liabilities	481	481
Postretirement and postemployment benefits liabilities	461	463
Deferred income taxes	38	27
Income tax accruals	166	132
Other liabilities	147	147
Minority interests	18	20

Total liabilities	3,438	3,346

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 179.7 and 178.9 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	2	2
Paid-in capital	687	655
Retained earnings	1,941	1,900
Accumulated other comprehensive loss	(649)	(676)

Total stockholders’ equity	1,981	1,881

Total liabilities and stockholders’ equity	$5,419	$5,227

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three Months Ended March 31
	2007	2006
Operating activities
Net Income	$34	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	39
Stock-based compensation expense	8	7
Excess tax benefit from stock-based compensation	(4)	(8)
Deferred income taxes	10	2
Other adjustments to income, net	(4)	(1)
Changes in assets and liabilities:
Receivables	84	13
Inventories	(40)	(35)
Current payables and accrued expenses	(103)	(117)
Deferred service revenue and customer deposits	99	84
Employee severance and pension	30	21
Other assets and liabilities	(6)	(34)

Net cash provided by operating activities	151	12

Investing activities
Expenditures for property, plant and equipment	(29)	(15)
Proceeds from sales of property, plant and equipment	11	11
Additions to capitalized software	(24)	(20)
Other investing activities, business acquisitions and divestitures, net	—	(15)

Net cash used in investing activities	(42)	(39)

Financing activities
Purchases of Company common stock	—	(88)
Excess tax benefit from stock-based compensation	4	8
Proceeds from employee stock plans	18	40

Net cash provided by (used in) financing activities	22	(40)

Effect of exchange rate changes on cash and cash equivalents	2	3

Increase (decrease) in cash and cash equivalents	133	(64)
Cash and cash equivalents at beginning of period	947	810

Cash and cash equivalents at end of period	$1,080	$746

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments, except for the accounting change described below) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 has been retrospectively adjusted for the accounting change described below. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2006.

Strategic Separation On January 5, 2007, NCR announced its intention to separate into two independent publicly traded companies through the spin-off of 100% of the Company’s Teradata Data Warehousing business to holders of shares of NCR stock. The transaction, expected to be tax-free to NCR and its shareholders, will enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

The stock distribution ratio for the Teradata Data Warehousing spin-off is expected to be one-for-one, and the separation is expected to be completed in the third quarter of 2007. Consummation of the proposed separation is subject to certain conditions, including final approval by NCR’s Board of Directors, receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the filing and acceptance of registration statements with the Securities and Exchange Commission. The separation will not require a vote by NCR shareholders.

In connection with the proposed separation, in the first quarter of 2007, the Company incurred $2 million of costs primarily for legal, accounting, and other professional and consulting fees, which have been recognized as selling, general and administrative expense in the Condensed Consolidated Statement of Operations. In total, the Company expects to incur $50 to $65 million of nonrecurring costs related to the transaction, with the possibility that such costs could be higher. These nonrecurring costs are expected to consist of, among other things, legal fees, tax and accounting fees, professional advisory services, employee costs and other costs associated with executing the separation transaction.

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

The Company concluded that the impact of the change in accounting was not material to previously reported results, and treated the change in method of accounting for reworkable service parts as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154(SFAS 154), Accounting Changes and Error Corrections. SFAS 154 requires that such accounting changes be made on a retrospective basis and that the unaudited Condensed Consolidated Financial Statements be adjusted to apply the inventory method retrospectively to all prior periods.

As a result of applying the accounting change retrospectively, expenditures, net of proceeds, for reworkable service parts of $26 million for the three months ended March 31, 2006 that was part of investing activities, is now reflected in the accompanying unaudited Condensed Consolidated Statement of Cash Flows as a component of operating activities. The impact of the accounting change on previously reported income from operations, net income and earnings per share was not material.

Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended March 31
	2007	2006
Comprehensive Income
Net income	$34	$41
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(1)	1
Unrealized loss on derivatives	(1)	(2)
Changes in pension, postemployment and postretirement benefit liabilities	23	—
Currency translation adjustments	6	11
Other adjustments	—	3

Total comprehensive income	$61	$54

In millions	March 31, 2007	December 31, 2006
Inventories
Work in process and raw materials	$116	$106
Finished goods	231	215
Service parts	370	356

Total inventories, net	$717	$677

3. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48 In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 9 for further discussion of the adoption of FIN 48.

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

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial condition and results of operations.

4. MANUFACTURING REALIGNMENT

On January 11, 2007, NCR announced plans to realign its global manufacturing operations. These include:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model with Solectron in the Americas

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, the Company recorded $46 million for employee severance and other termination benefits in cost of products in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table summarizes the costs recorded for these activities and the remaining liability as of March 31, 2007, which is included on the Condensed Consolidated Balance Sheet in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations will be primarily paid over the balance of 2007.

In millions	Employee Severance and Other Benefits
Restructuring reserve liability
Beginning balance as of December 31, 2006	$—
Costs recognized during the first three months of 2007	46
Payments during the first three months of 2007	—

Ending balance as of March 31, 2007	$46

The Company expects to incur an additional $15 to $20 million in restructuring costs in 2007 for potential impairment costs associated with stranded assets, lease termination costs, employee retention payouts and other costs that are a direct result of the restructuring activity.

The costs for these activities primarily relate to the Company’s Financial Self Service segment. The operating results by segment, reported under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, excludes the impact of these costs, which is consistent with the manner by which management assesses the performance and views the results of each segment.

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

	Original Amortization Life (in Years)	March 31, 2007		December 31, 2006
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(1)	$5	$(1)
Intellectual property	4 - 10	62	(24)	61	(21)

Total identifiable intangible assets		$67	$(25)	$66	$(22)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Three months ended March 31, 2007	For the year ended (estimated)
In millions		2007	2008	2009	2010	2011
Amortization expense	$3	$13	$12	$10	$6	$2

6. STOCK COMPENSATION PLANS

As of March 31, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the following periods as follows:

In millions	Three Months Ended March 31
	2007	2006
Stock options	$5	$4
Restricted stock	3	3

Total stock-based compensation (pre-tax)	8	7
Tax benefit	(2)	(2)

Total stock-based compensation, net of tax	$6	$5

Stock-based compensation expense for the first quarter of 2007 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants was estimated based on the below weighted average assumptions and was $16.93 for the three months ended March 31, 2007 and $15.64 for the three months ended March 31, 2006.

	Three Months Ended
	March 31
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.51%	4.58%
Expected volatility	32.6%	35.7%
Expected holding period (years)	5.0	5.3

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

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the Company’s pension plans for the three months ended March 31 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2007	2006	2007	2006	2007	2006
Net service cost	$—	$12	$10	$10	$10	$22
Interest cost	46	45	22	20	68	65
Expected return on plan assets	(61)	(60)	(31)	(29)	(92)	(89)
Settlement charge	—	—	—	1	—	1
Special Termination Benefit	—	9	—	—	—	9
Amortization of:
Prior service cost	—	—	3	1	3	1
Actuarial loss	1	13	21	22	22	35

Net benefit (income) cost	$(14)	$19	$25	$25	$11	$44

The net periodic benefit cost of the postretirement plan for the three months ended March 31 was:

In millions	Postretirement Benefits
	2007	2006
Interest cost	$2	$2
Amortization of:
Prior service cost	(3)	(3)
Actuarial loss	1	2

Net benefit cost	$—	$1

The net periodic benefit cost of the postemployment plan for the three months ended March 31 was:

In millions	Postemployment Benefits
	2007	2006
Net service cost	$8	$8
Interest cost	5	5
Amortization of:
Prior service cost	—	—
Actuarial loss	6	7

Net benefit cost	$19	$20
Restructuring severance cost (see Note 4)	37	—

Total postemployment cost	$56	$20

Employer Contributions

Pension For the three months ended March 31, 2007, NCR contributed approximately $17 million to its international pension plans, and $2 million to its executive pension plan. NCR anticipates contributing an additional $85 million to its international pension plans in 2007 for a total of $102 million, and $6 million to its executive pension plan in 2007 for a total of $8 million. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2007.

Postretirement For the three months ended March 31, 2007, the Company made $4 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $16 million to its U.S. postretirement plan for a total of $20 million in 2007.

Postemployment For the three months ended March 31, 2007, NCR contributed approximately $10 million to its postemployment plans. NCR anticipates contributing an additional $44 million to its postemployment plans in 2007 for a total of $54 million. NCR also plans on contributing an additional $37 million for benefit payments relating to the previously announced manufacturing realignment.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s condensed consolidated financial statements or will not have a material adverse effect on its condensed consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2007 cannot currently be reasonably determined.

Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act; the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA); and comparable state statutes.

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

At March 31, 2007, the reserve for the Fox River matter was $74 million compared to $75 million at December 31, 2006. The decrease in the reserve is due to the payment of recurring costs related to the Fox River matter, which reduce the reserve. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

By letter dated September 30, 2003, the Governments notified NCR and seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, in 2004, NCR and Fort James entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2008. In November 2006, the Governments issued for public comment a proposal to amend the ROD for the lower river. The proposal calls for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river. The public comment period for the proposed amendment ended in mid-January, 2007 and the Governments are expected to make a decision on the proposed amendment later in 2007. By letter received February 14, 2007, the Governments again notified NCR and seven other PRPs of their potential liability for remediation and requested that the parties contact the Governments if they are prepared to enter into negotiations over a consent decree for implementing the remedy for the lower river. The letter asked that interested PRPs make a good faith settlement offer by April 1, 2007. In late March, however, the Governments indicated they did not require a good faith offer at this time. Instead, they asked the PRPs to respond by April 9 as to whether they would be willing to participate in a work group process with Government parties to address settlement issues, and whether the PRPs would seek to resolve their allocation issues on a timely basis. NCR and the other PRPs notified the Governments on April 9 that they are prepared to move forward on this basis, and work group meetings are being scheduled. While there is ongoing debate within the scientific, regulatory, legal, public policy and legislative communities over how to properly manage large areas of contaminated sediments, NCR believes that the remedy to be implemented at the Fox River will address in excess of 7 million cubic yards of sediment.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least ten to twenty years – will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the site; (2) the total natural resource damages for the site; (3) the share NCR and API will jointly bear of the total clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, total clean-up costs for the site, NCR uses a best estimate of $551 million. It assumes that the proposed ROD amendment will be adopted without significant changes. This includes the expected costs of the clean-up work in OU 1 and OUs 2-5, plus a 20% contingency for both. The range of reasonably possible outcomes is estimated to be between $459 million (assuming no contingencies) and $874 million (depending on how the remedy is implemented). However, there can be no assurances that these amounts will not be significantly higher. For example, one consultant has expressed an opinion that total clean-up costs for the site could be approximately $1.1 billion.

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

Given the ongoing remedial design work being conducted by NCR and Fort James, the Governments’ proposal to amend the lower river ROD (see above), and the prospect that the Governments will seek to facilitate a settlement of disagreements among the PRPs relating to their respective shares of the liability for the clean-up costs, it is possible there could be additional changes to some elements of the reserve over the next few quarters, although that is difficult to predict.

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

AT&T Inc. and Lucent Technologies, Inc. are jointly responsible for indemnifying NCR for a portion of amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $8 million and is deducted in determining the net reserve discussed above.

In 2005 and 2006, NCR reached settlement agreements with certain of its principal insurance carriers for settlements in a combined total of approximately $29 million, of which $9 million is subject to competing claims by another party. NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million, and has been included in the reserve as of March 31, 2007, until resolution of the allocation.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of March 31, 2007, the maximum future payment obligation of this guaranteed value and the associated liability balance was $7 million.

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

The following table identifies the activity relating to the warranty reserve:

In millions	2007	2006
Warranty reserve liability
Beginning balance at January 1	$21	$19
Accruals for warranties issued	9	8
Settlements (in cash or in kind)	(13)	(12)

Ending balance at March 31	$17	$15

NCR also offers extended warranties to its customers as maintenance contracts. NCR accounts for these contracts by deferring the related maintenance revenue over the extended warranty period. Amounts associated with these maintenance contracts are not included in the table above.

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

9. INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

The Company adopted the provisions FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a $8 million decrease in net tax reserves, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The net liability for income taxes associated with uncertain tax positions at January 1, 2007 was $134 million. This liability can be reduced by $38 million for offsetting tax benefits associated with potential transfer pricing adjustments across different tax jurisdictions. This net unrecognized tax benefit of $96 million would favorably impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had $32 million of accrued interest and penalties.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. The Company has effectively settled all U.S. federal tax audits through 2002; however, the U.S. federal statute of limitations remains open for 2000 and onward. The Company is currently under examination by the IRS for 2003 – 2005. The Company expects that the IRS will complete these examinations by 2008.

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company is currently under examination by foreign tax authorities in major jurisdictions including Canada (1997-2004), France (1997-2003), Germany (2001-2004), Japan (2000-2005), Netherlands (2000-2003), and the United Kingdom (1994-2006). The Company is also currently under examination in various U.S. state jurisdictions.

Prior to its spin-off from AT&T in 1996, the Company filed certain consolidated or combined federal and state tax returns with AT&T. These returns are subject to a tax sharing agreement governing the allocation and apportionment of the uncertain federal and state tax benefits and liabilities. Our net liability for income taxes associated with uncertain tax positions includes items subject to the tax sharing agreement with AT&T.

The Company anticipates that recorded uncertain tax benefits may change during the next 12 months as a result of ongoing examinations. However, given the status of these examinations, the Company cannot reasonably estimate a range of these changes at this time.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31
In millions, except per share amounts	2007	2006
Net income available for common stockholders	$34	$41

Weighted average outstanding shares of common stock	179.3	181.7
Dilutive effect of employee stock options and restricted stock	2.8	3.3

Common stock and common stock equivalents	182.1	185.0
Earnings per share:
Basic	$0.19	$0.23
Diluted	$0.19	$0.22

Options to purchase less than 0.1 million shares of common stock for the first quarter of 2007 and 2.3 million shares for the first quarter of 2006 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

11. SEGMENT INFORMATION

NCR is managed through the following businesses, which are also the Company’s operating segments: (1) Teradata Data Warehousing, (2) Financial Self Service, (3) Retail Store Automation, (4) Customer Services, (5) Systemedia and (6) Payment & Imaging and Other.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on business performance, pension expense, restructuring costs associated with the manufacturing realignment initiative and strategic separation costs have been excluded from segment operating income or loss when evaluating business unit performance and are separately delineated to reconcile back to total reported operating income. See Notes 1 and 4 for further discussion on separation and restructuring costs.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended March 31
In millions	2007	2006
Revenue by segment

Teradata Data Warehousing
Products	$179	$163
Professional and installation-related services	93	84

Total Data Warehousing solution	272	247
Teradata Data Warehousing support services	86	79

Total Teradata Data Warehousing revenue	358	326

Financial Self Service (ATMs)
Products	261	211
Professional and installation-related services	51	48

Total Financial Self Service revenue	312	259

Retail Store Automation
Products	108	131
Professional and installation-related services	47	41

Total Retail Store Automation revenue	155	172

Customer Services
Customer Service Maintenance:
Financial Self Service	170	155
Retail Store Automation	121	116
Payment & Imaging and Other	30	30
Third-Party Products and Exited Businesses	54	59

Total Customer Services Maintenance	375	360
Third-Party Product Sales	8	8
Professional and installation-related services	54	51

Total Customer Services revenue	437	419

Systemedia	94	101

Payment & Imaging and Other
Products	15	23
Professional and installation-related services	13	16

Total Payment & Imaging and Other	28	39

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(38)	(33)

Total Revenue	$1,346	$1,283

Operating Income (Loss) by Segment

Teradata Data Warehousing	$65	$67
Financial Self Service (ATMs)	28	13
Retail Store Automation	(10)	(7)
Customer Services	28	20
Systemedia	2	—
Payment & Imaging and Other	(3)	6

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(9)	(8)

Subtotal - Segment operating income	101	91

Pension expense	(11)	(44)
Other Adjustments (1)	(48)

Total income from operations	$42	$47

(1)	Includes restructuring costs associated with the Company’s manufacturing realignment of $46 million and strategic separation costs of $2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2007:

•	Overall revenue growth driven by increases in Financial Self Service, Teradata Data Warehousing and Customer Services

•	Results include $46 million of manufacturing realignment restructuring costs and $2 million of costs for the anticipated spin-off of our Teradata Data Warehousing business

•	Financial Self Service and Customer Services experienced improved operating performance period-over-period

We continued our focus in the quarter on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

1)	Execute strategic separation – On January 5, 2007, the Company announced its intention to separate into two independent publicly traded companies through the spin-off of 100% of the Company’s Teradata Data Warehousing business to holders of shares of NCR stock. The transaction, expected to be tax-free to NCR and its shareholders, will enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

The stock distribution ratio for the Teradata Data Warehousing spin-off is expected to be one-for-one. The separation is expected to be completed in the third quarter of 2007. Consummation of the proposed separation is subject to certain conditions, including final approval by NCR’s Board of Directors, receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the filing and acceptance of registration statements with the Securities and Exchange Commission (SEC). The separation will not require a vote by NCR shareholders.

During the first quarter of 2007, the Company began implementing the plan to complete the eventual spin-off. The Company requested a favorable tax ruling from the IRS regarding the proposed tax-free distribution of NCR’s wholly-owned subsidiary that will own the assets and liabilities associated with the Teradata Data Warehousing business. In addition, in the second quarter of 2007, the Company filed its Form 10 with the SEC with respect to the spin-off.

2)	Drive profitable growth – We expect to continue our investments in sales and other demand creation resources in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in data warehousing enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. In the first quarter, we continued to take actions to improve our future revenue growth and operating performance, primarily in our Data Warehousing segment to reach into newer industry-vertical markets such as manufacturing, financial, healthcare, insurance and government. Additionally, we continue to evaluate acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

3)	Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. During the first quarter of 2007, we started transitioning manufacturing from Scotland to Hungary for our high-volume manufacturing. In the Americas, we anticipate that Solectron will begin contract manufacturing operations in the third quarter. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our manufacturing realignment.

4)	Evolve to a more customer-focused, high-technology culture – We expect to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and the linkage between compensation and performance.

We expect to continue with these initiatives for the remainder of 2007 and beyond, as we refine our business model and position the Company for growth and profitability.

Results of Operations for Three Months Ended March 31, 2007

Compared to Three Months Ended March 31, 2006

In millions	2007	2006
Consolidated revenue	$1,346	$1,283

Consolidated gross profit	$343	$352
Consolidated operating expenses:
Selling, general and administrative expenses	245	245
Research and development expenses	56	60

Consolidated income from operations	$42	$47

Revenue increased 5% from the first quarter of 2006. The revenue increase included a benefit of 2% from foreign currency fluctuations. Consolidated income from operations during the first quarter of 2007 included $46 million of restructuring costs from the manufacturing realignment initiative and $2 million of costs for the anticipated spin-off of our Teradata Data Warehousing business. The first quarter of 2006 included $9 million of incremental pension expense associated with an early retirement program offered in our Customer Services business. After adjusting for these items, consolidated income from operations increased due to the improved profitability in Financial Self Service and Customer Services, and lower pension expense.

Gross Margin

Gross margin as a percentage of revenue for the three months ended March 31, 2007 was 25.5% compared to 27.4% in the first quarter of 2006. Product gross margin decreased to 28.4% in the first quarter of 2007 compared to 36.9% in the first quarter of 2006, primarily due to $46 million of manufacturing realignment costs and lower product gross margins in Teradata Data Warehousing and Payment & Imaging and Other. Teradata Data Warehousing product gross margins decreased due to an unfavorable revenue mix, while Payments & Imaging and Other decreased due to high software revenues in the first quarter of 2006 that did not recur. Services gross margins increased to 22.6% for the first quarter of 2007 from 18.1% in the first quarter of 2006, largely due to lower pension costs of $23 million. Services gross margins also improved as we continue to lower our service delivery costs and reduce the number of service contracts related to lower-margin third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statement of Operations, were $301 million for the first quarter of 2007 compared to $305 million during the same period of 2006. As a percentage of revenue, total operating expenses decreased to 22.4% in the first quarter of 2007 from 23.8% for the same period of 2006. Selling, general and administrative expenses were comparable to prior year levels, and included a decrease in pension expense of approximately $11 million, which was offset by an increase in demand creation spending of $9 million. Research and development expenditures are lower as we continue to reduce discretionary spending and move certain resources to lower cost regions.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total expenses for the three months ended March 31, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Three Months Ended March 31
In millions	2007	2006
Pension expense	$11	$44
Postemployment expense	56	20
Postretirement expense	—	1

Net expense	$67	$65

During the three months ended March 31, 2007, NCR incurred $11 million of pension expense compared to $44 million in the first quarter of 2006. The decrease was due primarily to our decision to freeze our U.S. pension plans and special termination benefits cost of $9 million recognized in the first quarter of 2006 related to the early retirement program described in more detail below in the “Restructuring and Re-Engineering” section of this MD&A. We continue to expect pension expense of approximately $65 million in 2007.

Postemployment plan expense during the first three months of 2007 increased to $56 million from $20 million during the same time period in 2006. The increase was driven primarily by postemployment expense of $37 million relating to the manufacturing realignment initiative which is described in more detail in the “Restructuring and Re-Engineering” section of this MD&A.

Revenue by Region

The following table presents data for revenue by region for the three months ended March 31:

In millions	2007	% of Total	2006	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$627	46%	$675	52%	(7)%	(7)%
Europe/Middle East/Africa (EMEA)	468	35%	395	31%	18%	11%
Japan	89	7%	88	7%	1%	3%
Asia/Pacific (excluding Japan)	162	12%	125	10%	30%	25%

Consolidated revenue	$1,346	100%	$1,283	100%	5%	3%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency rates.

Overall revenue in the first quarter of 2007 included 2% of benefit from currency fluctuations. Regionally, changes in the exchange rate provided a favorable impact of 7% in the EMEA region and 5% in the Asia/Pacific region on first quarter 2007 revenue versus first quarter 2006 revenue. The stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 2% in Japan.

Revenue changes in constant currency In the Americas region, revenue decreased primarily due to Financial Self Service, Retail Store Automation, Systemedia and Payment & Imaging and Other. In the EMEA region, a decrease in Retail Store Automation was more than offset by double-digit increases in Teradata Data Warehousing, Financial Self Service and Payment & Imaging and Other. In Japan, solid growth in Retail Store Automation and Payment & Imaging and Other was partially offset by decreases in Systemedia and Customer Services. Finally, in our Asia/Pacific region, the revenue increase was driven by double-digit increases in Financial Self Service, Teradata Data Warehousing, Customer Services and Systemedia.

Results of Operations by Segment

Our key solutions are categorized as Teradata Data Warehousing, Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments are comprised of hardware, software and professional and installation-related services along with maintenance and support services in our Teradata Data Warehousing and Customer Service segments.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. In addition, the segment results in the first quarter of 2007 exclude $48 million of restructuring and strategic separation costs. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and Asia/Pacific region.

Teradata Data Warehousing: Teradata Data Warehousing revenue increased 10% during the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Operating income was $2 million lower than generated in the first quarter of 2006. The quarter-over-quarter operating income comparison was affected by an unfavorable revenue mix comparison, increased investment in sales and demand-creation resources, as well as an increased reserve related to a 2002 legal matter in China.

Financial Self Service: Financial Self Service revenue increased 20% during the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 4% benefit to the period-over-period revenue comparison. Strong revenue growth in Europe and Asia offset a revenue decline in the Americas region. Operating income increased $15 million compared to the same period of 2006. Higher revenue more than offset the cost of operating two manufacturing facilities in Europe as we initiated our manufacturing realignment in the first quarter of 2007.

Retail Store Automation: Retail Store Automation revenue decreased 10% in the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Revenue was lower due to the timing of both traditional point of sale (POS) and self-service transactions. Operating income decreased $3 million in the first quarter compared to the same period of 2006. The decrease in operating income was largely due to lower revenue and an unfavorable mix of products sold within our traditional POS product line.

Customer Services: Customer Services revenue increased 4% in the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. In line with our strategy, we continue to improve the mix of revenue from the service of NCR-branded products while reducing lower-margin revenues associated with servicing third-party products. Revenues from the maintenance of ATMs increased 10% in the first quarter, while revenues from the maintenance of third-party products declined by 8%. Operating income increased $8 million in the first quarter of 2007 compared to the first quarter of 2006. The period-over-period comparison benefited from higher revenues, favorable mix of revenue and continued emphasis on cost reduction.

Systemedia: Systemedia revenue decreased 7% in the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Revenue was lower primarily due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Operating income increased $2 million in the first quarter of 2007 due to cost and expense reductions, which more than offset the negative impact of the lower overall revenue.

Payment & Imaging and Other: Revenue for this segment decreased 28% in the first quarter of 2007 from the first quarter of 2006. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. The revenue decrease was primarily related to high software revenues in the first quarter of 2006 that did not recur. Operating income was $9 million lower in the first quarter compared to the same period in 2006. Operating income decreased due to lower revenue and an unfavorable mix of products sold.

Interest and Other Income Items

Interest expense of $6 million was unchanged in the first quarter of 2007, compared to the first quarter of 2006.

Other income, net, was unchanged in the first quarter of 2007, compared to the first quarter of 2006. Other income includes items such as minority interest, gains or losses on equity investments and interest income, which was $12 million in the first quarter of 2007 compared to $7 million in the first quarter of 2006. The increase in interest income, primarily due to increased cash balances, was offset by changes in foreign exchange and an increase in an environmental reserve for property we previously owned.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the first quarter of 2007 was 24% compared to 18% in the first quarter of 2006. The period-over-period difference in tax rates was driven by changes in the mix of profit and losses by country.

The IRS has completed its examination of the income tax returns, excluding amendments, of NCR for all years through 2002. As of March 31, 2007, the IRS was in the process of examining NCR’s income tax returns for years 2003, 2004 and 2005. In addition, NCR is subject to numerous ongoing audits by state and foreign authorities. While NCR believes that appropriate reserves exist for any outstanding issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision in future periods.

Restructuring and Re-engineering

On January 11, 2007, the Company announced plans to realign its global manufacturing operations. This includes:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model with Solectron in the Americas

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, the Company recorded $46 million for employee severance and other termination benefits in cost of products in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The accrued liability of $46 million included on the Condensed Consolidated Balance Sheet in other current liabilities represents the cash expenditures necessary to satisfy remaining obligations, which will be primarily paid over the balance of 2007.

The Company expects to incur an additional $15 to $20 million in restructuring costs in 2007 in potential impairment costs associated with stranded assets, lease termination costs, employee retention payouts and other costs that are a direct result of the restructuring activity. In addition, the Company is currently evaluating the sale of certain long-lived assets in connection with the restructuring. The sale of these assets could positively impact earnings in future periods. The restructuring initiative is not expected to have a significant impact on the Company’s revenues, liquidity or sources and uses of capital resources. The restructuring costs are expected to be funded by the Company’s cash, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

To further improve profitability in Customer Services, in the first quarter of 2006, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant elections, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	Three Months Ended March 31
	2007	2006
Net cash provided by operating activities	$151	$12
Less: Expenditures for property, plant and equipment	(29)	(15)
Less: Additions to capitalized software	(24)	(20)

Free cash flow	$98	$(23)

For the first three months of 2007, cash provided by operating activities increased by $139 million, while capital expenditures increased by $18 million, resulting in a net increase in free cash flow of $121 million compared to the first three months of 2006. The increase in cash provided by operating activities was driven by collections on accounts receivables from our strong fourth quarter in 2006, as well as improvements in other working capital items. Capital expenditures increased due to planned manufacturing and real estate initiatives and increased investment in software development.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $11 million, primarily from the sale of property. Our financing activities in the first three months of 2007 primarily consisted of cash inflows from the issuance of shares through our employee stock plans. Cash inflows from stock plans were $18 million in the first three months of 2007 compared to $40 million in the first three months of 2006. The reduction was primarily due to a decrease in the number of options exercised in the first quarter of 2007. During the first quarter of 2006, The Company purchased 2.3 million shares of NCR common stock for $88 million. The Company did not repurchase shares in the first quarter of 2007 and does not intend to repurchase shares through the anticipated strategic separation of our Teradata Data Warehousing business.

Contractual and Other Commercial Commitments: There has been no significant change in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2006. The Company’s unrecognized tax benefits are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Our cash and cash equivalents totaled $1.1 billion as of March 31, 2007. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2006 Form 10-K and determined that there was one change to our critical accounting policies in the three months ended March 31, 2007, which is described below. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

Income Taxes The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Under our previous policy, we evaluated our liabilities under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which required an accrual for estimated losses when it was probable that a liability had been incurred and the amount could be reasonably estimated.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the first quarter of 2007 as compared to the first quarter of 2006 based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on first quarter 2007 revenue versus first quarter 2006 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $16 million as of March 31, 2007 and $15 million as of March 31, 2006 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $16 million as of March 31, 2007 and $15 million as of March 31, 2006 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities as of March 31, 2007 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2007 and December 31, 2006, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2007, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

Item 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the first quarter of 2007, the total of these purchases was 2,590 shares at an average price of $46.13 per share.

As of March 31, 2007, the Company had a total remaining authorization of $264 million to repurchase outstanding shares of NCR common stock. The Company did not repurchase shares in the first quarter of 2007 and does not intend to repurchase shares through the anticipated strategic separation of our Teradata Data Warehousing business. Information regarding the potential spin-off of the Company’s Teradata Data Warehousing business is included in Note 1 of the Notes to Condensed Consolidated Financial Statements of this Report.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2007. NCR’s Annual Meeting of Stockholders was held on April 25, 2007. At the Annual Meeting, stockholders voted on two matters: a proposal to elect Edward P. Boykin, Linda Fayne Levinson, and Victor L. Lund as Class B directors and Gary Daichendt as a Class A director, and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class B Directors:

Edward P. Boykin	For:	151,765,945	Withhold:	1,897,587
Linda Fayne Levinson	For:	150,772,291	Withhold:	2,891,240
Victor L. Lund	For:	150,905,310	Withhold:	2,758,221

Election of Class A Director:

Gary Daichendt	For:	151,767,080	Withhold:	1,896,451

2.	Ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007.

For:	150,829,501
Against:	1,727,327
Abstain:	1,106,701

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 24, 2007 (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K dated January 25, 2007).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Form of 2006 Restricted Share Agreement under the NCR Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2006).

10.2	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation, filed herewith with portions omitted pursuant to NCR Corporation’s request for confidential treatment and filed separately with the Securities and Exchange Commission, and incorporated herein by reference (incorporated by reference to Exhibit 10.6 to the December 31, 2006 Annual Report on Form 10-K filed March 1, 2007 (the “2006 Annual Report”).

10.3	Form of 2007 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.8.5 to the 2006 Annual Report).

10.4	Form of 2007 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.8.6 to the 2006 Annual Report).

10.5	Form of 2007 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.8.7 to the 2006 Annual Report).

10.6	Form of 2007 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.8.8 to the 2006 Annual Report).

10.7	Form of 2007 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.8.9 to the 2006 Annual Report).

10.8	NCR Director Compensation Program effective April 24, 2007.

10.9	2007 Director Option Grant Statement under the NCR Director Compensation Program.

10.10	2007 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program.

10.11	Fourth Amendment to the NCR Nonqualified Excess Plan.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: May 10, 2007	By:	/s/ Peter Bocian
Peter Bocian
Senior Vice President and Chief Financial Officer