Form 10-Q
period 2007-06-30
NCR CORP
filed 2007-08-08
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2007, was approximately 180.5 million.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Product revenue	$850	$805	$1,515	$1,442
Service revenue	759	726	1,440	1,372

Total revenue	1,609	1,531	2,955	2,814

Cost of products	531	534	1,007	936
Cost of services	579	572	1,106	1,101
Selling, general and administrative expenses	283	264	528	509
Research and development expenses	60	58	116	118

Total operating expenses	1,453	1,428	2,757	2,664

Income from operations	156	103	198	150

Interest expense	6	6	12	12
Other income, net	(7)	(5)	(16)	(14)

Income before income taxes	157	102	202	152

Income tax expense	59	24	70	33

Net income	$98	$78	$132	$119

Net income per common share
Basic	$0.54	$0.43	$0.73	$0.66

Diluted	$0.54	$0.42	$0.72	$0.64

Weighted average common shares outstanding
Basic	180.1	181.1	179.7	181.4
Diluted	182.8	184.2	182.4	184.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$1,139	$947
Accounts receivable, net	1,385	1,408
Inventories, net	739	677
Other current assets	343	300

Total current assets	3,606	3,332

Property, plant and equipment, net	370	378
Goodwill	148	150
Prepaid pension cost	727	639
Deferred income taxes	336	374
Other assets	428	354

Total assets	$5,615	$5,227

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	516	534
Payroll and benefits liabilities	248	291
Deferred service revenue and customer deposits	556	492
Other current liabilities	515	452

Total current liabilities	1,836	1,770

Long-term debt	306	306
Pension and indemnity plan liabilities	477	481
Postretirement and postemployment benefits liabilities	448	463
Deferred income taxes	42	27
Income tax accruals	168	132
Other liabilities	174	147
Minority interests	17	20

Total liabilities	3,468	3,346

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—

Common stock: par value $0.01 per share, 500.0 shares authorized, 180.5 and 178.9 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Paid-in capital	720	655
Retained earnings	2,032	1,900
Accumulated other comprehensive loss	(607)	(676)

Total stockholders’ equity	2,147	1,881

Total liabilities and stockholders’ equity	$5,615	$5,227

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
In millions	2007	2006
Operating activities
Net Income	$132	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87	78
Stock-based compensation expense	16	14
Excess tax benefit from stock-based compensation	(8)	(12)
Deferred income taxes	41	18
Other adjustments to income, net	(4)	(1)
Changes in assets and liabilities:
Receivables	23	4
Inventories	(62)	(65)
Current payables and accrued expenses	(59)	(67)
Deferred service revenue and customer deposits	64	50
Employee severance and pension	(3)	34
Other assets and liabilities	6	(26)

Net cash provided by operating activities	233	146

Investing activities
Expenditures for property, plant and equipment	(45)	(38)
Proceeds from sales of property, plant and equipment	11	12
Additions to capitalized software	(54)	(44)
Other investing activities, business acquisitions and divestitures, net	(4)	(31)

Net cash used in investing activities	(92)	(101)

Financing activities
Repurchases of Company common stock	—	(186)
Excess tax benefit from stock-based compensation	8	12
Short-term borrowings, repayments	(1)	—
Proceeds from employee stock plans	36	61
Other financing activities, net	1	—

Net cash provided by (used in) financing activities	44	(113)

Effect of exchange rate changes on cash and cash equivalents	7	5

Increase (decrease) in cash and cash equivalents	192	(63)
Cash and cash equivalents at beginning of period	947	810

Cash and cash equivalents at end of period	$1,139	$747

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2006.

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

The stock distribution ratio for the Teradata Data Warehousing spin-off is expected to be one-for-one, and the separation is expected to be completed at the end of the third quarter of 2007. Consummation of the proposed separation is subject to certain conditions, including final approval by NCR’s Board of Directors, receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the acceptance of registration statements with the Securities and Exchange Commission. The separation will not require a vote by NCR shareholders.

In connection with the proposed separation, the Company incurred $12 million of costs in the second quarter of 2007 and $14 million of costs for the six months ended June 30, 2007. These costs were primarily for legal, accounting, and other professional and consulting fees, which have been recorded as selling, general and administrative expense in the condensed consolidated statements of operations. In total, the Company expects to incur $55 to $65 million of nonrecurring costs related to the spin-off. These nonrecurring costs are expected to consist of, among other things, legal, tax and accounting fees, professional advisory services, employee transition costs and other costs associated with executing the separation transaction.

Out of Period Adjustments In the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $18 million relating to immaterial errors originating in prior years. The adjustment is composed of an increase to income tax expense of $26 million due to an understatement of income tax expense in the years 2001 through 2006 and the first quarter of 2007 relating to the accounting for income taxes on intercompany profit. This adjustment is offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Because these errors, either individually or in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full year 2007 financial statements, we have recorded the correction of these errors in the second quarter of 2007 financial statements.

Additionally, we are correcting our disclosures as it relates to the impact of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). In the financial statements for the quarter ended March 31, 2007, we recorded and described the impact of adopting FIN 48 as an $8 million reduction at January 1, 2007 in the liability for unrecognized tax benefits, with a corresponding increase in retained earnings. This previously recorded and disclosed amount relates to a reduction of tax liabilities to correct the $8 million tax provision error recorded in 2006 and described above. The correction of that error should not have been described as an impact of adopting FIN 48 and should not have been recognized as an adjustment to retained earnings as of January 1, 2007. The out of period adjustment described above properly reflects the correction of that error as a decrease to income tax expense. See Note 9 - Income Taxes for further details.

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

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
In millions	2007	2006	2007	2006
Comprehensive Income
Net income	$98	$78	$132	$119
Other comprehensive income, net of tax:
Unrealized loss on securities	—	(2)	(1)	(1)
Unrealized loss on derivatives accounted for as hedges	(1)	(2)	(2)	(4)
Amortization of costs associated with pension, postemployment and postretirement benefits	22	—	45	—
Currency translation adjustments	21	50	27	61
Other adjustments	—	—	—	3

Total comprehensive income	$140	$124	$201	$178

In millions			June 30, 2007	December 31, 2006
Inventories
Work in process and raw materials			$124	$106
Finished goods			231	215
Service parts			384	356

Total inventories, net			$739	$677

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

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial condition and results of operations.

4. MANUFACTURING REALIGNMENT

On January 11, 2007, NCR announced plans to realign its global manufacturing operations. These include:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland facility to new product introductions and the manufacturing of high-complexity/low-volume solutions;

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India; and

•	Moving to a contract manufacturing model with Solectron in the Americas.

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the six months ended June 30, 2007, a total of $14 million has been paid related to these plans. As some employees were terminated prior to eligibility for severance and others are now expected to continue employment in other parts of the company, as well as due to the mix of employees differing from the original expected employee mix, the amount of severance payouts is expected to be lower than originally expected. Accordingly, the Company reduced the restructuring reserves by $11 million in the second quarter of 2007 to reflect the change in estimate. This reduction was recorded in cost of products in the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

The following table summarizes the costs recorded for these activities and the remaining liability as of June 30, 2007, which is included on the condensed consolidated balance sheet in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations will be primarily paid over the balance of 2007.

In millions	Employee Severance and Other Benefits
Restructuring reserve liability
Beginning balance as of January 1, 2007	$—
Costs initially recognized during the first six months of 2007	46
Payments during the first six months of 2007	(14)
Change in estimate	(11)

Ending balance as of June 30, 2007	$21

Related to the manufacturing realignment described above, the Company expects to incur an additional $10 to $15 million in restructuring costs in 2007 for potential impairment costs associated with stranded assets, lease termination costs, employee retention payouts and other costs that are a direct result of the restructuring initiative.

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

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported under Other Assets in the unaudited condensed consolidated balance sheets, were specifically identified when acquired, and are determined to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	June 30, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(2)	$5	$(1)
Intellectual property	4 - 10	67	(26)	61	(21)

Total identifiable intangible assets		$72	$(28)	$66	$(22)

During the quarter, the increase in intellectual property was primarily due to the purchase of software, related to new industry solutions in our Teradata Data Warehousing business.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is as follows:

In millions	Six months ended June 30, 2007	For the year ended (estimated)
		2007	2008	2009	2010	2011
Amortization expense	$6	$13	$13	$11	$8	$3

6. STOCK COMPENSATION PLANS

As of June 30, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense, under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, for the periods ended June 30, 2007 and June 30, 2006 as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2007	2006	2007	2006
Stock options	$4	$4	$9	$8
Restricted stock	4	3	7	6

Total stock-based compensation (pre-tax)	8	7	16	14
Tax benefit	(2)	(2)	(4)	(4)

Total stock-based compensation, net of tax	$6	$5	$12	$10

Stock-based compensation expense for the first six months of 2007 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants was estimated based on the below weighted average assumptions and was $18.39 for three months ended June 30, 2007 and $17.03 for the six months ended June 30, 2007.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.63%	4.96%	4.51%	4.61%
Expected volatility	31.6%	35.3%	32.5%	35.7%
Expected holding period (years)	5.0	5.3	5.0	5.3

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

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Net service cost	$—	$11	$11	$12	$11	$23
Interest cost	46	45	23	21	69	66
Expected return on plan assets	(62)	(60)	(32)	(31)	(94)	(91)
Settlement charge	—	—	—	(1)	—	(1)
Amortization of:
Prior service cost	—	—	3	2	3	2
Actuarial loss	1	13	21	23	22	36

Net benefit (income) cost	$(15)	$9	$26	$26	$11	$35

Components of net periodic benefit expense for the six months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Net service cost	$—	$23	$21	$22	$21	$45
Interest cost	92	90	45	41	137	131
Expected return on plan assets	(123)	(120)	(63)	(60)	(186)	(180)
Special Termination Benefit	—	9	—	—	—	9
Amortization of:
Prior service cost	—	—	6	3	6	3
Actuarial loss	2	26	42	45	44	71

Net benefit (income) cost	$(29)	$28	$51	$51	$22	$79

The net periodic benefit cost of the postretirement plan for the three months and six months ended June 30 were:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2007	2006	2007	2006
Interest cost	$2	$2	$4	$4
Amortization of:
Prior service benefit	(4)	(4)	(7)	(7)
Actuarial loss	2	2	3	4

Net benefit cost	$—	$—	$—	$1

The net periodic benefit cost of the postemployment plan for the three months and six months ended June 30 were:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2007	2006	2007	2006
Net service cost	$8	$8	$16	$17
Interest cost	1	5	6	9
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	7	7	13	14

Net benefit cost	$16	$20	$35	$40
Restructuring severance (benefit) cost	(8)	—	29	—

Total Postemployment cost	$8	$20	$64	$40

Employer Contributions

Pension For the three months ended June 30, 2007, NCR contributed approximately $26 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2007, NCR contributed approximately $43 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $57 million to its international pension plans for a total of $100 million and $6 million to its executive pension plan for a total of $10 million in 2007. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2007. There is no net service cost related to the U.S. pension plan due to the Company’s decision to freeze the plan effective January 1, 2007.

Postretirement For the three months ended June 30, 2007, the Company made $4 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2007, the Company made $8 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $10 million to its U.S. postretirement plan for a total of $18 million in 2007.

Postemployment For the three months ended June 30, 2007, NCR contributed approximately $21 million to its postemployment plans, including $11 million related to the previously announced ATM manufacturing realignment. For the six months ended June 30, 2007, the Company made $32 million in contributions to its postemployment plans, including $11 million for the manufacturing realignment. NCR anticipates contributing an additional $44 million to its postemployment plans in 2007 for a total of $76 million. This includes $18 million in additional contributions related to the manufacturing realignment initiative.

As described in Note 4, during the first quarter of 2007, the Company recorded certain costs associated with the manufacturing realignment as a $37 million discrete cost related to its postemployment benefit liability. In the second quarter, based upon changes in estimates, this discrete cost was reduced by $8 million, to $29 million.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s condensed consolidated financial statements or will not have a material adverse effect on its condensed consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2007 cannot currently be reasonably determined.

Presently, the United States Department of Justice is conducting an investigation regarding the propriety of the Company’s Teradata Data Warehousing business’ arrangements or understandings with others in connection with certain federal contracts. The investigation arises in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal, and the Company is conducting its own internal investigation focusing on the propriety of certain transactions under four federal programs under which the Company was a contractor, through the Teradata Data Warehousing business. The Company’s internal investigation is also focusing on the adequacy of pricing disclosures to the government under certain of the Company’s federal contracts. The Company has shared evidence of questionable conduct that the Company has uncovered with the Justice Department and intends to continue to cooperate with the Justice Department in its investigation. The Company has recorded a reserve of approximately $1 million related to the current best estimate of potential liability relating to this matter.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Fort James Operating Company (a subsidiary of Georgia-Pacific Corp., which was recently acquired by Koch Industries), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

During the second quarter of 2007, NCR increased its net reserve for the Fox River matter to $85 million compared to $74 million as of March 31, 2007. The reserve increase of $11 million was the result of a $26 million increase in NCR’s estimated liability, partially offset by a $15 million increase in the receivable related to the indemnification by AT&T Inc. and Lucent Technologies, Inc. (now owned by Alcatel-Lucent). NCR’s other income, net in the condensed consolidated statements of operations for the second quarter of 2007 includes $7 million net expense related to the Fox River, as a result of the increase in net reserve described above, offset by $4 million of insurance settlements received. The basis for the reserve increase, the receivable and insurance settlement are described below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In July 2003, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD –Operable Units (OUs) 3 and 4 – the Governments selected large-scale dredging as the clean-up approach. In the ROD, the Governments estimated that approximately 6.5 million cubic yards of sediment would be removed from these portions at an estimated cost of approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU 5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. The Governments also indicated that some limited dredging near the mouth of the river might be required, but this will be determined during the design stage of the project. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River projecting the cost of that work to be approximately $65 million for OU 1 and $10 million for OU 2. Combining the cost estimates from both RODs issued in 2003, the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2-5. In response, in 2004, NCR and Fort James entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until 2009. In November 2006, the Governments issued for public comment a proposal to amend the RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river.

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a removal action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and the work is being performed this year. The estimated costs of this project are included in the estimates discussed below.

On June 28, 2007, the Governments issued their amendment to the 2003 RODs (“Amended ROD”) adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2-5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work will be $390 million. This amount represents an increase of over $50 million from the cost projected for OUs 2-5 in the 2003 RODs. Even with this increase, the cost of the lower river remedy will be almost $200 million less than the Governments’ projected cost of the original all-dredging remedy in the ROD Amendment.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties contact the Governments to enter into negotiations over a consent decree for implementing the remedy for the lower river. In response, NCR and the other PRPs (along with a ninth, the U.S. Army Corps of Engineers) have been participating in settlement discussions with the Governments and among themselves. The PRPs have retained a mediator to assist them in their settlement discussions. The settlement discussions are ongoing, and the Governments have indicated that a settlement needs to be reached this summer. If not, the Governments have indicated they may issue unilateral administrative orders requiring the PRPs to conduct the remedy required by the Amended ROD.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least twelve years – will depend on a number of factors. In general, the most significant factors include: (1) the total of the clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction costs to defend itself in this matter. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $594 million. Previously, NCR used a best estimate of $551 million. The new estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work required by the Amended ROD but not included in the Amended ROD’s official cost estimate. The total cost also uses updated estimates for the OU 1 work, the Phase I work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs and an amount for Government past costs. The range of reasonably possible outcomes is estimated to be between $521 million (assuming no cost-overrun contingency) and $643 million (assuming a 30% contingency). However, there can be no assurances that these amounts will not be significantly higher.

•

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. Previously, NCR used a best estimate of $131 million. This reduction is based on new information NCR recently obtained. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $176 million.

•

Third, for the NCR/API shares of future clean-up costs, NCR has determined that there are ranges of equally possible outcomes for the different segments of the river, and that no estimates within these ranges are better than the other estimates. Accordingly, NCR uses the low ends of the ranges, which are based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the river. The extensive data that has been collected over the last few years, along with various recent analyses of this data, have allowed NCR to move away from its prior discharge analysis and use this proximity approach. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

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

•

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to complete the design work and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the design work is completed and the initial clean-up activities begin. NCR believes that once clean-up is underway, its transaction costs will decrease on an annual basis.

Given the ongoing remedial design work being conducted by NCR and Fort James and the ongoing settlement discussions among the Governments and PRPs, it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although that is difficult to predict at this time.

AT&T Inc. and Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Lucent will pay under the indemnity is recorded as a long-term receivable of $23 million and is deducted in determining the net reserve discussed above.

In addition, NCR reached settlement agreements with certain of its principal insurance carriers for settlements in a combined total of approximately $29 million. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million, which represents the offset to the $11 million net increase in the reserve and results in the $7 million net expense in the condensed consolidated statements of operations for the second quarter of 2007.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s condensed consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the condensed consolidated financial statements. For the Fox River site, an asset relating to the AT&T and Lucent indemnity has been recognized, since payment is considered probable.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. As of June 30, 2007, the maximum future payment obligation of this guaranteed value and the associated liability balance was $6 million.

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

The following table identifies the activity relating to the warranty reserve for the six months ended June 30:

In millions	2007	2006
Warranty reserve liability
Beginning balance at January 1	$21	$19
Accruals for warranties issued	23	21
Settlements (in cash or in kind)	(26)	(23)

Ending balance at June 30	$18	$17

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

9. INCOME TAXES

In the second quarter of 2007, the Company recorded an $18 million net adjustment to increase income tax expense for certain prior period errors (see Note 1). The effective tax rate for the second quarter of 2007 was 38%, which included 12% for the out of period adjustments recorded in the quarter described above, and the effective tax rate for the six months ended June 30, 2007 was 35%, which included 9% for the out of period adjustments. This compares to an effective tax rate of 23% in the three months ended June 30, 2006 and 22% in the six months ended June 30, 2006. In addition to the out of period adjustments, the increase in effective tax rate was primarily due to unfavorable changes in the mix of taxable profits and losses by country.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect of adopting FIN 48. The net current and non-current liability for income taxes associated with uncertain tax positions as of January 1, 2007 was $134 million. This liability can be reduced by $38 million for offsetting tax benefits associated with potential transfer pricing adjustments across different tax jurisdictions. The net unrecognized tax benefit of $96 million would favorably impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had $32 million of accrued interest and penalties, and as of June 30, 2007 the Company had $36 million of accrued interest and penalties.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. The Company has effectively settled all U.S. federal tax audits through 2002; however, the U.S. federal statute of limitations remains open for 2000 and onward. The Company is currently under examination by the IRS for 2003 – 2005. The Company expects that the IRS will complete the examination of 2003 and 2004 and issue its examination report during 2007. The examination report should include all proposed adjustments for tax years 2003 and 2004. Upon receipt of the report, the Company will have 30 days to review and either agree with the adjustments or issue a formal protest.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except per share amounts	2007	2006	2007	2006
Net income available for common stockholders	$98	$78	$132	$119

Weighted average outstanding shares of common stock	180.1	181.1	179.7	181.4
Dilutive effect of employee stock options and restricted stock	2.7	3.1	2.7	3.2

Common stock and common stock equivalents	182.8	184.2	182.4	184.6
Earnings per share:
Basic	$0.54	$0.43	$0.73	$0.66
Diluted	$0.54	$0.42	$0.72	$0.64

Options to purchase less than 0.1 million shares of common stock for the second quarter of 2007, 0.2 million shares for the second quarter of 2006, less than 0.1 million shares for the first six months of 2007, and 1.1 million shares for the first six months of 2006 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

11. SUBSEQUENT EVENTS

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the prior facility at July 31, 2007.

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

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2007	2006	2007	2006
Revenue by segment

Teradata Data Warehousing
Products	$220	$210	$399	$373
Professional and installation-related services	123	103	216	187

Total Data Warehousing solution	343	313	615	560
Teradata Data Warehousing support services	90	86	176	165

Total Teradata Data Warehousing revenue	433	399	791	725

Financial Self Service (ATMs)
Products	317	277	578	488
Professional and installation-related services	63	66	114	114

Total Financial Self Service revenue	380	343	692	602

Retail Store Automation
Products	164	167	273	298
Professional and installation-related services	57	54	103	95

Total Retail Store Automation revenue	221	221	376	393

Customer Services
Customer Service Maintenance:
Financial Self Service	181	167	351	322
Retail Store Automation	123	117	244	233
Payment & Imaging and Other	30	32	60	62
Third-Party Products and Exited Businesses	57	67	111	126

Total Customer Services Maintenance	391	383	766	743
Third-Party Product Sales	11	8	19	16
Professional and installation-related services	69	66	123	117

Total Customer Services revenue	471	457	908	876

Systemedia	114	120	208	221

Payment & Imaging and Other
Products	23	23	38	46
Professional and installation-related services	13	14	26	30

Total Payment & Imaging and Other	36	37	64	76

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(46)	(46)	(84)	(79)

Total Revenue	$1,609	$1,531	$2,955	$2,814

Operating Income (Loss) by Segment

Teradata Data Warehousing	$92	$86	$157	$153
Financial Self Service (ATMs)	47	31	75	44
Retail Store Automation	8	8	(2)	1
Customer Services	29	25	57	45
Systemedia	4	1	6	1
Payment & Imaging and Other	—	(1)	(3)	5

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(12)	(12)	(21)	(20)

Subtotal - Segment operating income	168	138	269	229

Pension expense	(11)	(35)	(22)	(79)
Other adjustments(1)	(1)	—	(49)	—

Total income from operations	$156	$103	$198	$150

(1)	Includes manufacturing realignment and spin-off costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2007:

•	Overall revenue growth driven by increases in Financial Self Service and Teradata Data Warehousing; and

•

Results in the second quarter include $12 million of costs for the anticipated spin-off of our Teradata Data Warehousing business, an $11 million release of an accrual related to the Company’s manufacturing realignment reserve, $7 million in net expense for the Fox River environmental matter and $18 million net additional tax expense related to prior periods.

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

The stock distribution ratio for the Teradata Data Warehousing spin-off is expected to be one-for-one. The separation is expected to be completed at the end of the third quarter of 2007. Consummation of the proposed separation is subject to certain conditions, including final approval by NCR’s Board of Directors, receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the acceptance of registration statements with the Securities and Exchange Commission (SEC). The separation will not require a vote by NCR shareholders.

During the second quarter of 2007, the Company continued implementing its plan to complete the eventual spin-off. The Company has requested a favorable tax ruling from the IRS regarding the proposed tax-free distribution of NCR’s wholly-owned subsidiary that will own the assets and liabilities associated with the Teradata Data Warehousing business. In addition, NCR filed the Form 10 registration statement on May 10, 2007, with respect to the spin-off, with the SEC. On July 2, 2007, the Company filed an amended Form 10 registration statement with the SEC.

2)	Drive profitable growth – We expect to continue our investments in sales and other demand creation resources in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in data warehousing/enterprise analytics and self-service technologies, such as self-check-in/out and other self-service solutions. We are broadening the scope of our self-service solutions for our existing customers and introducing these solutions into new industries such as travel and entertainment, hospitality and gaming, health care and public sector. In the second quarter, we continued to take actions to improve our future revenue growth and operating performance, primarily in our Teradata Data Warehousing segment to reach into newer industry-vertical markets such as manufacturing, financial, healthcare, insurance and government. Additionally, we continue to evaluate acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

3)

Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. During the second quarter of 2007, we continued the transition of our high-volume ATM manufacturing from Scotland to Hungary that we had started in the first quarter of 2007. In the Americas, we anticipate that Solectron will begin shipping ATMs in the third quarter of 2007. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our manufacturing realignment initiative.

4)	Evolve to a more customer-focused, high-technology culture – We expect to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance.

We expect to continue with these initiatives for the remainder of 2007 and beyond, as we refine our business model and position the Company for improved growth and profitability.

Results of Operations for Three Months Ended June 30, 2007

Compared to Three Months Ended June 30, 2006

In millions	2007	2006
Consolidated revenue	$1,609	$1,531

Consolidated gross profit	$499	$425
Consolidated operating expenses:
Selling, general and administrative expenses	283	264
Research and development expenses	60	58

Consolidated income from operations	$156	$103

Revenue increased 5% from the second quarter of 2006. The revenue increase included a benefit of 2% from foreign currency fluctuations. The revenue increase was driven primarily by growth in the Financial Self Service and Teradata Data Warehousing businesses. Consolidated income from operations during the second quarter of 2007 included an $11 million release of a portion of an accrual related to the Company’s manufacturing realignment initiative that was originally recorded in the first quarter of 2007 and $12 million of costs for the anticipated spin-off of our Teradata Data Warehousing business. Overall, consolidated income from operations increased primarily due to higher revenue in Financial Self Service and Teradata Data Warehousing and lower pension expense.

Gross Margin

Gross margin as a percentage of revenue for the three months ended June 30, 2007 was 31% compared to 27.8% in the second quarter of 2006. Product gross margin increased to 37.5% in the second quarter of 2007 compared to 33.7% in the second quarter of 2006. The margin improvement was primarily due to higher revenue and the $11 million release of an accrual related to the Company’s manufacturing realignment initiative described below. Services gross margin increased to 23.7% for the second quarter of 2007 from 21.2% in the second quarter of 2006, due to lower pension costs of $13 million, higher revenue and increased mix of NCR-branded products. Pension costs were lower because of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the condensed consolidated statement of operations, were $343 million for the second quarter of 2007 compared to $322 million during the same period of 2006. As a percentage of revenue, total operating expenses were 21.3% in the second quarter of 2007, compared to 21.0% for the same period of 2006. Overall, the increase was due to $12 million of expenses for the anticipated spin-off of the Teradata Data Warehousing business, $9 million of increased investments in demand creation resources in Teradata Data

Warehousing and increases of $10 million across each of our other businesses and infrastructure. The increases more than offset a reduction in pension expense of $10 million. The pension expense was lower due to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the three months ended June 30, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Three Months Ended June 30
In millions	2007	2006
Pension expense	$11	$35
Postemployment expense	8	20
Postretirement expense	—	—

Net expense	$19	$55

Pension expense was lower in the second quarter of 2007 primarily due to the impact of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007.

Postemployment plan expense during the second quarter of 2007 decreased by $12 million compared to the same time period in 2006. The decrease was primarily due to an $8 million reduction in the liability related to the manufacturing realignment initiative, benefits offered to former employees on long-term disability, as well as headcount and severance payment decreases in recent years.

Revenue by Region

The following table presents data for revenue by region for the three months ended June 30:

In millions	2007	% of Total	2006	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$771	48%	$765	50%	1%	1%
Europe/Middle East/Africa (EMEA)	537	33%	507	33%	6%	1%
Japan	106	7%	113	7%	(6)%	(0)%
Asia/Pacific (excluding Japan)	195	12%	146	10%	34%	25%

Consolidated revenue	$1,609	100%	$1,531	100%	5%	3%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency rates.

Overall revenue in the second quarter of 2007 included 2% of benefit from currency fluctuations. Regionally, changes in the exchange rate provided a favorable impact of 5% in the EMEA region and 9% in the Asia/Pacific region on second quarter 2007 revenue versus second quarter 2006 revenue. The stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 6% in Japan.

Revenue changes in constant currency In the Americas region, revenue increased in Teradata Data Warehousing, Financial Self Service and Payment & Imaging and Other, which was partially offset by declines in Retail Store Automation, Customer Services and Systemedia. In the EMEA region, growth in Customer Services, Financial Self Service and Teradata Data Warehousing was slightly offset by decreases in Store Automation, Systemedia and Payment & Imaging and Other. In Japan, growth in Retail Store Automation and Systemedia was offset by decreases in Teradata Data Warehousing, Customer Services and Payment & Imaging and Other. Finally, in our Asia/Pacific region, the revenue increase was driven by double-digit increases in Teradata Data Warehousing, Financial Self Service, Store Automation and Systemedia.

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

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. In addition, the segment results in the second quarter of 2007 exclude $1 million, net, of restructuring and strategic separation costs. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 12 of Notes to condensed consolidated financial statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and Asia/Pacific regions.

Teradata Data Warehousing: Teradata Data Warehousing revenue increased 9% during the second quarter of 2007 from the second quarter of 2006, led by strong demand in the Asia/Pacific region. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Operating income was $6 million higher than generated in the second quarter of 2006. Teradata’s operating income increased as higher revenue more than offset an unfavorable revenue mix of professional services revenues and increased investment in demand-creation and engineering.

Financial Self Service: Financial Self Service revenue increased 11% during the second quarter of 2007 from the second quarter of 2006, led by strong growth in the Asia/Pacific region. Foreign currency fluctuations provided a 4% benefit to the period-over-period revenue comparison. Operating income increased $16 million compared to the same period of 2006. Higher revenue and the benefit of currency translation more than offset an unfavorable shift in geographic revenue mix.

Retail Store Automation: Retail Store Automation revenue in the second quarter of 2007 was comparable to the second quarter of 2006. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Retail Store Automation revenue saw an improved mix of self-service technologies. Operating income was $8 million, the same as generated in the second quarter of 2006. Operating income was benefited by an improved mix of revenues from self-service technologies, which was offset by inventory write downs and increased investment in sales, marketing and research and development related to the company’s self-service initiatives.

Customer Services: Customer Services revenue increased 3% in the second quarter of 2007 from the second quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. In line with our strategy, we continue to improve the mix of revenue from the service of NCR-branded products while reducing lower-margin revenues associated with servicing third-party products. Revenues from the maintenance of ATMs increased 8% in the second quarter, while revenues from the maintenance of third-party products declined by 15%. Operating income increased $4 million in the second quarter of 2007 compared to the second quarter of 2006. The improvement in the period-over-period comparison was largely due to higher revenue.

Systemedia: Systemedia revenue decreased 5% in the second quarter of 2007 from the second quarter of 2006. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Revenue was lower primarily due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Operating income increased $2 million in the second quarter of 2007 due to cost and expense reductions, which more than offset the negative impact of the lower overall revenue.

Payment & Imaging and Other: Revenue for this segment decreased 3% in the second quarter of 2007 from the second quarter of 2006. Foreign currency fluctuations had less than 1% of negative impact on the period-over-period revenue comparison. Operating income was $1 million higher in the second quarter compared to the same period in 2006. Operating income increased due to a favorable mix of products sold and cost reductions, which more than offset the negative impact of lower revenue.

Interest and Other Income Items

Interest expense of $6 million was unchanged in the second quarter of 2007, compared to the second quarter of 2006.

Other income, net, was $7 million in the second quarter of 2007, compared to $5 million of income in the second quarter of 2006. Other income includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Interest income was $14 million in the second quarter of 2007 compared to $8 million in the second quarter of 2006. The increase in interest income, primarily due to higher cash balances, was offset by $7 million net expenses related to the Fox River environmental matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the second quarter of 2007 was 38% and includes the impact of a 12% unfavorable net adjustment related to prior periods. In addition to the net adjustment, the second quarter tax rate increased compared to 23% in the second quarter of 2006 primarily due to unfavorable changes in the mix of taxable profits and losses by country. See Note 9 for further information regarding the correction of errors in the second quarter of 2007.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. See Note 9 for further information regarding our uncertain tax positions.

Results of Operations for Six Months Ended June 30, 2007

Compared to Six Months Ended June 30, 2006

In millions	2007	2006
Consolidated revenue	$2,955	$2,814

Consolidated gross profit	$842	$777
Consolidated operating expenses:
Selling, general and administrative expenses	528	509
Research and development expenses	116	118

Consolidated income from operations	$198	$150

Revenue increased 5% for the first six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The revenue increase included a benefit of 2% from foreign currency fluctuations. The revenue increase was driven by growth in our Financial Self Service, Teradata Data Warehousing and Customer Services businesses. Income from operations during the first six months of 2007 included $35 million net restructuring costs for the manufacturing realignment initiative and $14 million of costs for the anticipated spin-off of our Teradata Data Warehousing business. After adjusting for these items, consolidated income from operations increased due to the improved profitability in Financial Self Service, Teradata Data Warehousing and Customer Services, in addition to lower overall pension expense.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2007 was 28.5% compared to 27.6% for the six months ended June 30, 2006. Product gross margin decreased to 33.5% compared to 35.1% for the prior period primarily due to $35 million of manufacturing realignment costs. Services gross margins increased to 23.2% for the first six months of 2007 from 19.8% in the same period of 2006, primarily due to lower pension costs of $36 million. Pension costs were lower due to our decision to freeze the U.S. pension plan effective January 1, 2007, along with $9 million of cost associated with an early retirement program reflected in the prior period. Services gross margins also improved as we continue to lower our service delivery costs and reduce the number of service contracts related to lower-margin third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the condensed consolidated statement of operations, were $644 million for the first six months of 2007 compared to $627 million during the same period of 2006. As a percentage of revenue, total operating expenses decreased to 21.8% in the first six months of 2007 from 22.3% for the same period of 2006. Total operating expenses included $14 million of expense for the anticipated spin-off of our Teradata Data Warehousing business and an increase in sales and demand creation spending of $18 million in the Teradata Data Warehousing, which was offset by a decrease in pension expense of $21 million due to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. In addition to these items, expenses were higher due to the demands associated with higher revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the six months ended June 30, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Six Months Ended June 30
In millions	2007	2006
Pension expense	$22	$79
Postemployment expense	64	40
Postretirement expense	—	1

Net expense	$86	$120

The decrease in pension expense was primarily the result of the Company’s decision to freeze its U.S. pension plan along with $9 million of non-cash special termination benefits related to an early retirement program reflected in the prior period. We expect total pension expense of approximately $65 million in 2007.

The increase in postemployment expense was driven primarily by $29 million net costs relating to the manufacturing realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Revenue by Region

The following table presents data for revenue by region for the six months ended June 30:

In millions	2007	% of Total	2006	% of Total	% (Decrease) Increase	% (Decrease) Increase Constant Currency*
Americas	$1,397	47%	$1,440	51%	(3)%	(3)%
Europe/Middle East/Africa (EMEA)	1,005	34%	902	32%	11%	6%
Japan	196	7%	201	7%	(3)%	1%
Asia/Pacific (excluding Japan)	357	12%	271	10%	32%	25%

Consolidated revenue	$2,955	100%	$2,814	100%	5%	3%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency rates.

Overall revenue in the first six months of 2007 included 2% of benefit from currency fluctuations. Regionally, changes in the exchange rate provided a favorable impact of 5% in the EMEA region and 7% in the Asia/Pacific region in the first six months of 2007 revenue compared to the prior period. The stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 4% in Japan.

Revenue changes in constant currency In the Americas region, revenue decreased primarily due to Financial Self Service, Retail Store Automation, Systemedia and Payment & Imaging and Other. In the EMEA region, a decrease in Retail Store Automation and Payment & Imaging and Other was more than offset by increases in Teradata Data Warehousing, Financial Self Service and Customer Services. In Japan, solid growth in Retail Store Automation and Systemedia was partially offset by decreases in Teradata Data Warehousing, Customer Services and Payment & Imaging and Other. Finally, in our Asia/Pacific region, the revenue increase was driven by double-digit increases in Financial Self Service, Store Automation and Systemedia and solid growth in Teradata Data Warehousing and Customer Services.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment is discussed in this MD&A under “Results of Operations by Segment” for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first six months of the year. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and Asia/Pacific regions.

Teradata Data Warehousing: Teradata Data Warehousing revenue increased 9% during the first six months of 2007 from the same period in 2006, led by strong demand in the Asia/Pacific and EMEA region. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Operating income was $4 million higher than generated in the first six months of 2006. The improvement in operating income was due to higher volume and increased profitability from support services offset by increased investment in sales and demand-creation, as well as an increased reserve related to a 2002 legal matter in China.

Financial Self Service: Financial Self Service revenue increased 15% during the first six months of 2007 from the first six months of 2006. The increase in revenue was primarily due to growth in Asia/Pacific and EMEA region. Foreign currency fluctuations provided a 4% benefit to the period-over-period revenue comparison. Operating income increased $31 million compared to the same period of 2006. Higher revenue and benefit from foreign currency fluctuation more than offset the cost of operating two manufacturing facilities in Europe as we continued implementing our manufacturing realignment initiative through the first six months of 2007.

Retail Store Automation: Retail Store Automation revenue decreased 4% in the first six months of 2007 compared to the prior period. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Revenue was lower due to the timing of traditional point of sale (POS) transactions. Operating income decreased $3 million in the first six months compared to the same period of 2006. The decrease in operating income was largely due to lower revenue and inventory write downs.

Customer Services: Customer Services revenue increased 4% in the first six months of 2007 compared to the prior period. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. In line with our strategy, we continue to improve the mix of revenue from the service of NCR-branded products while reducing lower-margin revenues associated with servicing third-party products. Revenues from the maintenance of ATMs increased 9% in the first six months, while revenues from the maintenance of third-party products declined by 12%. Operating income increased $12 million in the first six months of 2007 compared to the prior period. Operating income increased due to higher revenues, favorable mix of revenue and continued emphasis on cost reduction.

Systemedia: Systemedia revenue decreased 6% in the first six months of 2007 compared to the prior period. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Revenue was lower primarily due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Operating income increased $5 million period-over-period due to cost and expense reductions, which more than offset the negative impact of lower revenue.

Payment & Imaging and Other: Revenue for this segment decreased 16% in the first six months of 2007 compared to the first six months of 2006. Foreign currency fluctuations provided less than 1% of benefit to the period-over-period revenue comparison. As expected, revenue decreased as financial institutions continue to shift to digital imaging products from traditional paper processing systems. Operating income was $8 million lower in the first six months of 2007 compared to the same period in 2006. Operating income decreased due to lower revenue and an unfavorable mix of products sold.

Interest and Other Income Items

Interest expense of $12 million was unchanged in the first six months of 2007, compared to the first six months of 2006.

Other income, net, was $16 million in the first six months of 2007, compared to $14 million in the first six months of 2006. Other income included $7 million net expense associated with the Fox River environmental matter. Other income also includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Interest income was $26 million in the first six months of 2007 compared to $16 million in the first six months of 2006. The increase in interest income was primarily due to increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The tax rate in the first six months of 2007 was 35% and includes the impact of a 9% unfavorable net adjustment related to prior periods. The effective tax rate in the first six months of 2006 was 22%. In addition to the adjustment, the increase in tax rate was primarily due to unfavorable changes in the mix of taxable profits and losses by country. See Note 9 for further information regarding the correction of errors in the first six months of 2007.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. See Note 9 for further information regarding our uncertain tax positions.

Restructuring and Re-engineering

On January 11, 2007, the Company announced plans to realign its global manufacturing operations. This includes:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions;

•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India; and

•	Moving to a contract manufacturing model with Solectron in the Americas.

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, the Company recorded $46 million for employee severance and other termination benefits in cost of products in the condensed consolidated statements of operations for the three months ended March 31, 2007. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the six months ended June 30, 2007 a total of $14 million has been paid related to these plans. As some employees were terminated prior to eligibility for severance and others are now expected to continue employment in other parts of the company, as well as due to the mix of employees differing from the original expected employee mix, the amount of severance payouts is expected to be lower than originally expected. Accordingly, the Company reduced the restructuring reserves by $11 million in the second quarter of 2007 to reflect the change in estimate. This reduction was recorded in cost of products in the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

The accrued liability of $21 million included on the condensed consolidated balance sheet in other current liabilities represents the cash expenditures necessary to satisfy remaining obligations, which will be primarily paid over the balance of 2007.

The Company expects to incur an additional $10 to $15 million in restructuring costs in 2007 in potential impairment costs associated with stranded assets, lease termination costs, employee retention payouts and other costs that are a direct result of the restructuring initiative. In addition, the Company is currently evaluating the sale of certain long-lived assets in connection with the restructuring. The sale of these assets could positively impact earnings in future periods. The restructuring initiative is not expected to have a significant impact on the Company’s revenues, liquidity or sources and uses of capital resources. The restructuring costs are expected to be funded by the Company’s cash, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	Six Months Ended June 30
	2007	2006
Net cash provided by operating activities	$233	$146
Less: Expenditures for property, plant and equipment	(45)	(38)
Less: Additions to capitalized software	(54)	(44)

Free cash flow	$134	$64

For the first six months of 2007, cash provided by operating activities increased by $87 million, while capital expenditures increased by $17 million, resulting in a net increase in free cash flow of $70 million compared to the first six months of 2006. The increase in cash provided by operating activities was driven by net income (net of non-cash items) as well as improvements in other working capital items. Capital expenditures increased due to planned manufacturing initiatives and increased investment in software development.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds of $11 million, primarily from sale of property. Our financing activities in the first six months of 2007 primarily consisted of cash inflows from the issuance of shares through our employee stock plans. Cash inflows from stock plans were $36 million in the first six months of 2007 compared to $61 million in the first six months of 2006. The reduction was primarily due to a decrease in the number of options exercised in the first six months of 2007. During the first six months of 2006, the Company purchased 4.8 million shares of NCR common stock for $186 million. The Company did not repurchase shares in the first six months of 2007 and does not intend to repurchase shares through the anticipated strategic separation of our Teradata Data Warehousing business.

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

Our cash and cash equivalents totaled $1.1 billion as of June 30, 2007. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2006 Form 10-K and determined that there was one change to our critical accounting policies in the six months ended June 30, 2007, which is described below. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to condensed consolidated financial statements for an update relating to the reserve for the Fox River environmental matter.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as cash flow hedges and are highly effective in offsetting the exposure to foreign exchange movements. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the second quarter of 2007 as compared to the second quarter of 2006 based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on second quarter 2007 revenue versus second quarter 2006 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $14 million as of June 30, 2007 and $15 million as of June 30, 2006 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $14 million as of June 30, 2007 and $15 million as of June 30, 2006 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities as of June 30, 2007 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2007 and December 31, 2006, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2007, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2007 Annual Stockholders’ meeting held on April 25, 2007 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2007, which was filed with the Securities and Exchange Commission on May 10, 2007.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 24, 2007 (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K dated January 25, 2007).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.3	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.4	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.5(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Fifth Amendment to the NCR Nonqualified Excess Plan.

10.2	NCR Corporation 2006 Stock Incentive Plan amended July 27, 2007.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: August 8, 2007	By:	/s/ Robert Fishman
Robert Fishman
Vice President and Interim Chief Financial Officer