Form 10-Q
period 2007-09-30
NCR CORP
filed 2007-11-09
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer    [X]                    Accelerated filer    [ ]                    Non-accelerated filer    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

Number of shares of common stock, $0.01 par value per share, outstanding as of October 31, 2007, was approximately 181.0 million.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Product revenue	$693	$600	$1,809	$1,669
Service revenue	585	542	1,640	1,568

Total revenue	1,278	1,142	3,449	3,237

Cost of products	513	443	1,378	1,250
Cost of services	503	458	1,383	1,358
Selling, general and administrative expenses	187	165	492	486
Research and development expenses	37	28	96	86

Total operating expenses	1,240	1,094	3,349	3,180

Income from operations	38	48	100	57
Interest expense	6	6	18	18
Other income, net	(18)	(8)	(34)	(22)

Income from continuing operations before income taxes	50	50	116	61
Income tax expense	17	11	41	5

Income from continuing operations	33	39	75	56
Income from discontinued operations, net of tax	20	50	110	152

Net income	$53	$89	$185	$208

Income per common share from continuing operations
Basic	$0.18	$0.22	$0.42	$0.31

Diluted	$0.18	$0.21	$0.41	$0.31

Net income per common share
Basic	$0.29	$0.50	$1.03	$1.15

Diluted	$0.29	$0.49	$1.01	$1.13

Weighted average common shares outstanding
Basic	180.6	178.7	180.0	180.5
Diluted	182.3	181.4	182.4	183.5

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$1,033	$947
Accounts receivable, net	1,014	1,016
Inventories, net	767	641
Other current assets	319	265
Current assets related to discontinued operations	—	463

Total current assets	3,133	3,332

Property, plant and equipment, net	304	314
Goodwill	61	60
Prepaid pension cost	715	635
Deferred income taxes	204	212
Other assets	330	272
Long term assets related to discontinued operations	—	402

Total assets	$4,747	$5,227

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$—	$1
Accounts payable	481	467
Payroll and benefits liabilities	195	213
Deferred service revenue and customer deposits	339	318
Other current liabilities	497	385
Current liabilities related to discontinued operations	—	386

Total current liabilities	1,512	1,770

Long-term debt	307	306
Pension and indemnity plan liabilities	391	446
Postretirement and postemployment benefits liabilities	351	395
Deferred income taxes	66	27
Income tax accruals	173	132
Other liabilities	162	147
Minority interests	18	20
Long term liabilities related to discontinued operations	—	103

Total liabilities	2,980	3,346

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 180.7 and 178.9 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Paid-in capital	749	655
Retained earnings	1,524	1,900
Accumulated other comprehensive loss	(508)	(676)

Total stockholders’ equity	1,767	1,881

Total liabilities and stockholders’ equity	$4,747	$5,227

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
In millions	2007	2006
Operating activities
Net Income	$185	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110)	(152)
Depreciation and amortization	81	77
Stock-based compensation expense	28	14
Excess tax benefit from stock-based compensation	(7)	(8)
Deferred income taxes	28	26
Other adjustments to income, net	(5)	(5)
Changes in operating assets and liabilities:
Receivables	(2)	(5)
Inventories	(127)	(110)
Current payables and accrued expenses	(37)	30
Deferred service revenue and customer deposits	24	14
Employee severance and pension	7	35
Other assets and liabilities	27	(49)

Net cash provided by operating activities	92	75

Investing activities
Expenditures for property, plant and equipment	(43)	(50)
Proceeds from sales of property, plant and equipment	15	13
Additions to capitalized software	(35)	(36)
Other investing activities, business acquisitions and divestitures, net	(4)	(9)

Net cash used in investing activities	(67)	(82)

Financing activities
Repurchases of Company common stock	—	(280)
Excess tax benefit from stock-based compensation	7	8
Short-term borrowings, additions	(1)	3
Long-term debt, additions	—	1
Proceeds from employee stock plans	43	68
Distribution to discontinued operations	(196)	—
Other financing activities, net	1	(3)

Net cash used in financing activities	(146)	(203)

Cash Flows from Discontinued Operations
Net cash provided by operating activities	261	213
Net cash used in investing activities	(74)	(63)
Net cash provided by financing activities	5	5

Net cash provided by discontinued operations	192	155

Effect of exchange rate changes on cash and cash equivalents	15	6

Increase (decrease) in cash and cash equivalents	86	(49)
Cash and cash equivalents at beginning of period	947	810

Cash and cash equivalents at end of period	$1,033	$761

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
In millions	Shares	Amount
December 31, 2006	179	$2	$655	$1,900	$(676)	$1,881
Employee stock purchase and stock compensation plans	2	—	98	—	—	98
Purchase of Company common stock	—	—	—	—	—	—
Net income	—	—	—	185	—	185
Other comprehensive income, net of tax:	—	—	—	—	156	156

Subtotal	181	2	753	2,085	(520)	2,320
Distribution to discontinued operations	—	—	(4)	(561)	12	(553)

September 30, 2007	181	$2	$749	$1,524	$(508)	$1,767

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

Classification of operations following Teradata Spin off On September 30, 2007, NCR completed the previously announced spin off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007. Upon the distribution of Teradata, NCR stockholders received 100% (approximately 181 million shares) of the common stock of Teradata, which is now an independent public company trading under the symbol “TDC” on the New York Stock Exchange.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Form 10-Q. See Note 12 for a further discussion of the spin off of Teradata. Unless otherwise noted, these Notes to Condensed Consolidated Financial Statements exclude information related to the Teradata Data Warehousing business.

In connection with the spin off of Teradata, the Company incurred $42 million of costs for the three months ended September 30, 2007 and $56 million of costs for the nine months ended September 30, 2007. These costs have been recorded primarily within income from discontinued operations and as selling, general and administrative expense in the condensed consolidated statements of operations. These costs are primarily for legal, accounting, other professional and consulting fees. Also included in these spin related costs is stock-based compensation expense of $15 million for the three and nine months ended September 30, 2007, due to modifications of stock options and restricted stock awards in connection with the spin off.

Certain spin related costs were directly related to and were incurred to affect the spin off and have been included in income from discontinued operations. These costs were $27 million for the three months ended September 30, 2007 and $41 million for the nine months ended September 30, 2007. Of these costs, $2 million is related to stock-based compensation, as described earlier. The remaining spin related costs of $15 million for the three and nine months ended September 30, 2007, have been included in the results from continuing operations in the condensed consolidated statements of operations. These costs were primarily a result of stock-based compensation expense and certain professional services fees. The Company expects to incur an additional $10 to $15 million of spin related costs in the fourth quarter of 2007. These costs are primarily for legal, accounting, other professional, consulting fees and stock-based compensation expense related to the modification as described above.

Out of Period Adjustments In the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $18 million relating to immaterial errors originating in prior years. The adjustment is composed of an increase to income tax expense of $26 million due to an understatement of income tax expense in the years 2001 through 2006 and the first quarter of 2007 relating to the accounting for income taxes on intercompany profit. This adjustment is offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Because these errors, either individually or in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full year 2007 financial statements, we recorded the correction of these errors in the second quarter of 2007 financial statements. Of the total $18 million adjustment, the amount recorded in the results from continuing operations was $11 million and the remaining $7 million was recorded in the results from discontinued operations.

Additionally, we corrected our disclosures as it relates to the impact of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). In the financial statements for the quarter ended March 31, 2007, we recorded and described the impact of adopting FIN 48 as an $8 million reduction at January 1, 2007 in the liability for unrecognized tax benefits, with a corresponding increase in retained earnings. This previously recorded and disclosed amount relates to a reduction of tax liabilities to correct the $8 million tax provision error recorded in 2006 and described above. The correction of that error should not have been described as an impact of adopting FIN 48 and should not have been recognized as an adjustment to retained earnings as of January 1, 2007. The out of period adjustment described above properly reflects the correction of that error as a decrease to income tax expense. See Note 9—Income Taxes for further details.

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

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Comprehensive Income
Income from continuing operations	$33	$39	$75	$56
Other comprehensive income, net of tax:
Unrealized loss on securities	(2)	(1)	(4)	(2)
Unrealized loss on derivatives accounted for as hedges	(1)	3	(2)	(1)
Amortization of costs associated with pension, postemployment and postretirement benefits	56	247	99	247
Currency translation adjustments	23	13	48	72
Other adjustments	—	(1)	—	2

Total comprehensive income from continuing operations	109	300	216	374
Total comprehensive income from discontinued operations	30	50	124	154

Total comprehensive income	$139	$350	$340	$528

In millions			September 30, 2007	December 31, 2006
Inventories, net
Work in process and raw materials			$144	$106
Finished goods			241	197
Service parts			382	338

Inventories of continuing operations			767	641
Inventories of discontinued operations			—	36

Total inventories, net			$767	$677

3. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48 In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 9 for further discussion of the adoption of FIN 48.

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition, results of operations and footnote disclosures.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial condition and results of operations.

4. REALIGNMENT ACTIVITIES

Manufacturing Realignment On January 11, 2007, NCR announced plans to realign its global manufacturing operations. These include:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland facility to new product introductions and the manufacturing of high-complexity/low-volume solutions;
•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India; and
•	Moving to a contract manufacturing model with Flextronics (formerly Solectron) in the Americas.

This realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As some employees were terminated prior to eligibility for severance and others are now expected to continue employment in other parts of the company, as well as due to the mix of employees differing from the originally expected employee mix, the amount of severance payouts is expected to be lower than originally anticipated. Accordingly, the Company reduced the restructuring reserves by $11 million in the second quarter of 2007 to reflect this change in estimate. In the three months ended September 30, 2007, the Company recorded $4 million of additional reserve due to a change in the estimate attributed to the change in the expected mix of severance payments. These changes in the estimates were recorded in cost of products in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007. Related to this realignment, the Company made $10 million in severance payments during the three month period ended September 30, 2007 and made

$24 million in severance payments during the nine month period ended September 30, 2007. In addition, the Company incurred costs of $3 million associated with training, travel and professional services for the three and the nine month periods ended September 30, 2007, which were directly related to the realignment initiative and were expensed as incurred. In the fourth quarter of 2007, the Company expects to incur an additional $5 to $10 million in costs for lease termination costs, employee retention payouts and other costs that are a direct result of the manufacturing realignment initiative.

Customer Services Realignment In September 2007, NCR commenced a realignment program in Japan which is primarily focused on the Customer Services business. The realignment program includes actions which are designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and will result in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million for employee severance, of which $19 million was recorded as cost of services and $8 million was recorded as selling, general and administrative expense. These amounts were recorded as discrete costs in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable.

The following table summarizes the costs recorded for these realignment activities and the remaining liability as of September 30, 2007, which is included on the condensed consolidated balance sheet in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations will be primarily paid over the balance of 2007.

In millions	Employee Severance and Other Benefits
Restructuring reserve liability
Beginning balance as of January 1, 2007	$—
Costs recognized during the nine months ended September 30, 2007	73
Payments during the nine months ended September 30, 2007	(24)
Change in estimate during the nine months ended September 30, 2007	(7)

Ending balance as of September 30, 2007	$42

The costs for these realignment activities primarily relate to the Company’s Financial Self Service and Customer Services segments. The operating results by segment, reported under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

5. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets, reported in Other Assets within the condensed consolidated balance sheet, were specifically identified when acquired, and are determined to have finite lives. The gross carrying amount and accumulated amortization for identifiable intangible assets related to NCR’s continuing operations were as follows:

	Original Amortization Life (in Years)	September 30, 2007		December 31, 2006
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(2)	$5	$(1)
Intellectual property	4 - 10	47	(25)	46	(19)

Total identifiable intangible assets		$52	$(27)	$51	$(20)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets of the continuing operations for the following periods is as follows:

	Nine months ended September 30, 2007	For the year ended (estimated)
In millions		2007	2008	2009	2010	2011
Amortization expense	$ 7	$10	$9	$8	$4	$1

The identifiable intangible assets distributed to discontinued operations include gross intangible assets of $21 million and accumulated amortization of $5 million as of the nine months ended September 30, 2007.

6. STOCK COMPENSATION PLANS

As of September 30, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense, under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS No.123R), Share-Based Payment, for the periods ended September 30, 2007 and September 30, 2006 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Stock options	$11	$4	$17	$9
Restricted stock	8	2	12	5

Total stock-based compensation (pre-tax) included in continuing operations	19	6	29	14
Tax benefit	(6)	(2)	(10)	(5)

Total stock-based compensation, net of tax, included in continuing operations	$13	$4	$19	$9

Pre-tax stock-based compensation expense of $3 million and $9 million was recorded in the results of discontinued operations for the three and nine month periods ended September 30, 2007, respectively. This compares to $2 million of stock-based compensation expense in the three months ended September 30, 2006 and $8 million of stock-based compensation expense in the nine months ended September 30, 2006.

Stock-based compensation expense for the first nine months of 2007 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of grants was estimated based on the below weighted average assumptions and was $8.33 for three months ended September 30, 2007 and $7.85 for the nine months ended September 30, 2007.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	4.61%	4.76%	4.51%	4.62%
Expected volatility	29.7%	34.7%	32.5%	35.6%
Expected holding period (years)	5.0	5.3	5.0	5.3

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

The increase in stock-based compensation expense for the three months ended September 30, 2007 is related to the spin off of Teradata. As a result of the spin off, the number of outstanding stock options and restricted stock awards, as well as the exercise price of stock options, was adjusted using a ratio based on the NCR closing market stock price and the Teradata closing market stock price on the first day subsequent to the spin off. As a result, NCR and Teradata employees received awards modified by this ratio in their respective companies. In addition to converting outstanding awards and exercise prices based upon this ratio pursuant to the terms of the applicable stock incentive plans, there were additional modifications of the outstanding performance based restricted stock awards. These modifications resulted in accelerated vesting of a portion of the awards as well as the establishment of new service and performance based measures for the remainder of the awards. As these adjustments were modifications of awards in accordance with SFAS No.123R, the Company compared the fair value of the awards immediately prior to the modification to the fair value immediately after the modification to measure the incremental stock-based compensation cost. These modifications resulted in an increase in the fair value of the awards primarily as it relates to the modification of the performance based awards discussed above, and accordingly, the Company recorded incremental stock-based compensation expense for the three months ended September 30, 2007 of $13 million. Related to these modifications, NCR expects to incur additional stock-based compensation expense of approximately $15 million in the fourth quarter of 2007 and through the remaining vesting periods which end in 2009. The stock-based compensation expense associated with the original grant of NCR stock to continuing NCR employees was and will continue to be recognized within income from continuing operations on the Company’s condensed consolidated statements of operations. As of September 30, 2007, there is $27 million of unrecognized compensation cost related to unvested stock option grants and $29 million of unrecognized compensation cost related to unvested restricted stock grants. The stock-based compensation expense related to Teradata employees for services rendered through September 30, 2007 are reflected in income from discontinued operations.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Net service cost	$—	$9	$9	$11	$9	$20
Interest cost	46	46	25	20	71	66
Expected return on plan assets	(60)	(59)	(33)	(31)	(93)	(90)
Settlement charge	—	—	2	1	2	1
Amortization of:
Prior service cost	—	—	3	2	3	2
Actuarial loss	—	10	22	24	22	34

Net benefit cost	$(14)	$6	$28	$27	$14	$33

Components of net periodic benefit expense for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Net service cost	$—	$32	$30	$33	$30	$65
Interest cost	138	136	70	61	208	197
Expected return on plan assets	(183)	(179)	(96)	(91)	(279)	(270)
Settlement charge	—	—	2	1	2	1
Special termination benefit	—	9	—	—	—	9
Amortization of:
Transition asset	—	—	—	—	—	—
Prior service cost	—	—	9	5	9	5
Actuarial loss	2	36	63	69	65	105

Net benefit cost	$(43)	$34	$78	$78	$35	$112

There is no net service cost related to the U.S. pension plan due to the Company’s decision to freeze the plan effective January 1, 2007. Of the total expense presented in the tables above, the amounts allocated to discontinued operations totaled $2 million for the three months ended September 30, 2007 and $6 million for the nine months ended September 30, 2007. This compares to $6 million for the three months ended September 30, 2006 and $18 million for the nine months ended September 30, 2006. Pension expense was lower in 2007 primarily due to the impact of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. In connection with the spin off of Teradata, the obligations of certain international plans were re-measured and plan assets of $55 million and projected benefit obligations of $91 million were distributed to Teradata.

The net periodic benefit cost of the postretirement plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Interest cost	$2	$2	$6	$6
Amortization of:
Prior service benefit	(3)	(4)	(10)	(11)
Actuarial loss	—	1	3	5

Net benefit cost	$(1)	$(1)	$(1)	$—

There was no postretirement expense recorded in discontinued operations for the three and nine months ended September 30, 2007.

The net periodic benefit cost of the postemployment plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Net service cost	$7	$6	$23	$23
Interest cost	5	5	11	14
Amortization of:
Prior service cost	—	—	—	—
Actuarial loss	5	9	18	23

Net benefit cost	$17	$20	$52	$60
Restructuring severance cost	30	—	59	—

Total Postemployment cost	$47	$20	$111	$60

Of the total expense presented in the tables above, the amounts allocated to discontinued operations totaled $4 million for the three months ended September 30, 2007 and $12 million for the nine months ended September 30, 2007, compared to $4 million for the three months ended September 30, 2006 and $12 million for the nine months ended September 30, 2006. In connection with the spin off of Teradata, we re-measured our postemployment benefit obligations and benefit obligations of $50 million were distributed to Teradata. As of September 30, 2007, $339 million remains as the total postemployment liability for the continuing operations.

As described in Note 4, the Company recorded certain costs associated with the manufacturing and Japan realignment activities as discrete costs to the postemployment benefit liability. These amounts are reflected within the above table as a separate line item.

Employer Contributions

Pension For the three months ended September 30, 2007, NCR contributed approximately $20 million to its international pension plans and $2 million to its executive pension plan. For the nine months ended September 30, 2007, NCR contributed approximately $63 million to its international pension plans and $7 million to its executive pension plan. These contributions include $2 million related to discontinued operations for the three month period ended September 30, 2007 and $5 million related to discontinued operations for the nine month period ended September 30, 2007. NCR anticipates contributing an additional $22 million to its international pension plans for a total of $85 million and $3 million to its executive pension plan for a total of $10 million in 2007. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2007.

Postretirement For the three months ended September 30, 2007, the Company made $3 million in contributions to its U.S. postretirement plan. For the nine months ended September 30, 2007, the Company made $11 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $5 million to its U.S. postretirement plan for a total of $16 million in 2007.

Postemployment For the three months ended September 30, 2007, NCR contributed approximately $16 million to its postemployment plans. For the nine months ended September 30, 2007, the Company made $47 million in contributions to its postemployment plans. These contributions include $2 million and $4 million related to discontinued operations for the three and nine months ended September 30, 2007 respectively. NCR anticipates contributing an additional $45 million to its postemployment plans in 2007 for a total of $92 million. This includes $21 million in additional contributions to be made in 2007 related to the realignment initiative in Japan.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s condensed consolidated financial statements or will not have a material adverse effect on its condensed consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2007 cannot currently be reasonably determined.

The United States Department of Justice is conducting an investigation regarding the propriety of the Company’s former Teradata Data Warehousing business arrangements or understandings with others in connection with certain federal contracts. The investigation arose in connection with civil litigation in federal district court filed under the qui tam provisions of the civil False Claims Act against a number of information technology companies, including the Company. The complaints against the Company remain under seal, and the Company conducted its own internal investigation focusing on the propriety of certain transactions under four federal programs under which the Company was a contractor, through its Teradata Data Warehousing business. The Company shared with the Justice Department evidence of questionable conduct that was uncovered, and intends to continue to cooperate with the Justice Department in its investigation. In connection with the spin off of Teradata, on September 30, 2007, the responsibility for this matter, together with the existing reserve, was distributed to Teradata. While the Company may be subject to ostensible exposure inasmuch as it was the contracting party in the matter at issue, Teradata is generally obligated to indemnify the Company for any losses arising out of this matter.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule, and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has liability with respect to this aspect of the investigation.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), Riverside Paper Corporation, U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

As of September 30, 2007, the reserve for the Fox River matter was $80 million compared to $85 million at June 30, 2007. The decrease in the reserve was due to the payment of recurring costs related to the Fox River matter, which reduced the reserve. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2 through 5. In response, in 2004, NCR and Fort James entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until late 2008 at the earliest. In November 2006, the Governments issued for public comment a proposal to amend the RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river.

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a removal action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work has been performed during 2007. The remaining work is expected to be completed in 2008. The estimated costs of this project are included in the estimates discussed below. In June 2007, the Governments issued their amendment to the 2003 RODs (“Amended ROD”) adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work will be $390 million. Although this resulted in an increase of over $50 million in the clean-up costs projected for OUs 2 through 5 the projected total cost of the lower river remedy will be almost $200 million less than the Governments’ projected cost of the original all-dredging remedy in the 2003 RODs.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. In response, NCR and the other PRPs (along with a ninth, the U.S. Army Corps of Engineers) have been participating in settlement discussions with the Governments and among themselves. The PRPs retained a mediator to assist them in their settlement discussions, which are ongoing. The Governments have indicated their expectation that an enforceable agreement or an order covering the preparatory work for the remedy should be in place soon, and NCR expects the Governments may soon issue a unilateral administrative order under Section 106 of CERCLA requiring the PRPs to implement the lower river remedy. The earliest this remedial work could begin in the river is 2009.

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

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $594 million. Previously, NCR used a best estimate of $551 million. The new estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work required by the Amended ROD but not included in the Amended ROD’s official cost estimate. The total cost also includes estimates for the OU 1 work, the Phase I work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs, and an amount for Government past costs. The range of reasonably possible outcomes is estimated to be between $521 million (assuming no cost-overrun contingency) and $643 million (assuming a 30% contingency). However, there can be no assurances that these amounts will not be significantly higher.

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

Given the ongoing remedial design work being conducted by NCR and Fort James, the ongoing settlement discussions among the Governments and PRPs, and the prospect that the Governments may soon issue a unilateral order requiring the PRPs to implement the lower river remedy, it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although that is difficult to predict at this time. AT&T Inc. (AT&T) and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T Inc. and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of $23 million and is deducted in determining the net reserve discussed above.

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

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s condensed consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the condensed consolidated financial statements. For the Fox River site, a receivable relating to the AT&T Inc. and Alcatel-Lucent indemnity has been recorded, since payment is considered probable and included within indemnification agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. On September 30, 2007, NCR distributed $6 million of guarantee liabilities to Teradata in connection with the spin off. NCR’s continuing operations had no obligations related to such guarantees and therefore, its financial statements did not have any associated liability balance as of September 30, 2007.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each business unit consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve. The warranty reserve liability balance distributed to Teradata was approximately $5 million as of September 30, 2007. The following table identifies the activity relating to the warranty reserve related to NCR’s continuing operations for the nine months ended September 30:

In millions	2007	2006
Warranty reserve liability
Beginning balance at January 1	$13	$12
Accruals for warranties issued	28	23
Settlements (in cash or in kind)	(30)	(26)

Ending balance at September 30	$11	$9

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

9. INCOME TAXES

The effective tax rate for NCR’s continuing operations for the three months ended September 30, 2007 was 34%, and the effective tax rate for the nine months ended September 30, 2007 was 35%. This compares to an effective tax rate of 22% for the three months ended September 30, 2006 and 8% in the nine months ended September 30, 2006. The increase in the effective tax rate in the three months ended September 30, 2007 was primarily due to unfavorable changes in the mix of taxable profits and losses by country. In addition, the tax rate was impacted because the Company could not recognize the full benefit of the realignment costs in Japan. For the nine month period ended September 30, 2007, the effective tax rate was higher due to the $11 million net adjustment to increase income tax expense in the second quarter of 2007, as described in Note 1 and unfavorable changes in the mix of taxable profits and losses by country. In addition, the nine month period ended September 30, 2006 included certain discrete tax benefits that did not recur.

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had $32 million of accrued interest and penalties and, as of September 30, 2007 the Company had $38 million of accrued interest and penalties.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. The Company has effectively settled all U.S. federal tax audits through 2002; however, the U.S. federal statute of limitations remains open for 2000 and onward. The Company is currently under examination by the IRS for 2003 through 2005. The Company expects that the IRS will complete the examination of 2003 and 2004 and issue its examination report during the fourth quarter of 2007 or the first quarter of 2008. The examination report should include all proposed adjustments for tax years 2003 and 2004. Upon receipt of the report, the Company will have 30 days to review and either agree with the adjustments or issue a formal protest.

Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The Company is currently under examination by foreign tax authorities in major jurisdictions including Canada (1997-2004), France (1997-2003), Germany (2001-2004), Japan (2000-2005), Netherlands (2000-2003), and the United Kingdom (1994-2006). The Company is also currently under examination in various U.S. state jurisdictions.

Prior to its spin off from AT&T in 1996, the Company filed certain consolidated or combined federal and state tax returns with AT&T. These returns are subject to a tax sharing agreement governing the allocation and apportionment of the uncertain federal and state tax benefits and liabilities. Our net liability for income taxes associated with uncertain tax positions includes items subject to the tax sharing agreement with AT&T.

The Company anticipates that recorded uncertain tax benefits may change during the next twelve months as a result of ongoing examinations. However, given the status of these examinations, the Company cannot reasonably estimate a range of these changes at this time.

11. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and unvested restricted stock awards.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2007	2006	2007	2006
Income from continuing operations	$33	$39	$75	$56
Income from discontinued operations	20	50	110	152

Net Income applicable to common shares	53	89	185	208

Weighted average outstanding shares of common stock	180.6	178.7	180.0	180.5
Dilutive effect of employee stock options and restricted stock	1.7	2.7	2.4	3.0

Common stock and common stock equivalents	182.3	181.4	182.4	183.5

Basic earnings per share:
From continuing operations	$0.18	$0.22	$0.42	$0.31
From discontinued operations	$0.11	$0.28	$0.61	$0.84

Net earnings per share (Basic)	$0.29	$0.50	$1.03	$1.15

Diluted earnings per share:
From continuing operations	$0.18	$0.21	$0.41	$0.31
From discontinued operations	$0.11	$0.28	$0.60	$0.82

Net earnings per share (Diluted)	$0.29	$0.49	$1.01	$1.13

Options to purchase less than 0.1 million shares of common stock for the three months ended September 30, 2007, 2.2 million shares for the three months ended September 30, 2006, less than 0.1 million shares for the nine months ended September 30, 2007, and 1.5 million shares for the nine months ended September 30, 2006 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

12. DISCONTINUED OPERATIONS

As discussed in Note 1, on September 30, 2007, NCR completed the spin off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. Pursuant to the Separation and Distribution Agreement between NCR and Teradata, immediately prior to the effective time of the spin off, NCR distributed net assets associated with the Teradata Data Warehousing business to Teradata. The transfer of assets and liabilities included a $196 million cash contribution and a cash contribution due of $4 million from NCR to Teradata in accordance with the Separation and Distribution Agreement between the two companies. In connection with the spin off of Teradata, the obligations of certain international pension plans were re-measured and pension plan assets of $55 million and projected pension benefit obligations of $91 million were distributed to Teradata. The Company also re-measured postemployment benefit obligations and benefit obligations of $50 million were distributed to Teradata.

As a result of the spin off transaction, the Teradata Data Warehousing business has been classified as a discontinued operation, in the Company’s condensed consolidated financial statements for all periods presented.

The following table and accompanying Notes present certain summary income statement information related to the discontinued operation for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Total revenue	$439	$375	$1,223	$1,094
Total operating expenses (a,b)	382	305	1,030	883
Pretax income from discontinued operations	57	70	193	211

Income tax expense (c)	37	20	83	59
Income from discontinued operations	$20	$50	$110	$152

Notes:

(a)	In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF No. 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata in the Company’s segment information were excluded from discontinued operations as they will be ongoing expenses of NCR. These corporate overhead expenses are included in income from continuing operations and relate primarily to general management, tax, investor relations, and public relations. These costs total $2 million for the three months ended September 30, 2007; $2 million for the three months ended September 30, 2006; $4 million for the nine months ended September 30, 2007 and $5 million for the nine months ended September 30, 2006.

(b)	In connection with the spin off of Teradata, the Company incurred $42 million of costs in the three months ended September 30, 2007 and $56 million of costs for the nine months ended September 30, 2007. Of these costs incurred during the nine months ended September 30, 2007, $41 million were non-recurring and directly related to the spin off and therefore are included in income from discontinued operations. These non-recurring costs were primarily for investment banking, legal, tax, accounting, and other professional and consulting fees.

(c)	Includes the income tax effects of the adjustments described in Notes (a) and (b) above.

The following table presents balance sheet summary information related to the distribution of net assets to Teradata on September 30, 2007:

Summary Distributed Balance Sheet - Discontinued Operation

In millions	September 30, 2007
Assets
Total current assets	$667
Property, plant and equipment, net	75
Goodwill	90
Deferred income taxes	138
Other assets	97

Total assets distributed to discontinued operation	$1,067

Liabilities
Total current liabilities	$430
Other liabilities	84

Total liabilities distributed to discontinued operation	$514
Net assets distributed	$553

Net assets distributed are presented in the Consolidated Statements of Changes in Stockholder’s Equity.

To facilitate the spin off, NCR and Teradata entered into commercial and other agreements with provisions that NCR will provide certain services to Teradata for a specified period of time. These agreements are not considered to result in significant continuing involvement in the Teradata operations.

In contemplation of the spin off of Teradata, the Company submitted a private letter ruling request to the Internal Revenue Service (IRS) concerning Teradata’s ability to continue to amortize (and deduct) certain research and development costs that had been capitalized by NCR for tax purposes under Section 59(e) of the Internal Revenue Code (IRC) subsequent to the transfer of intellectual property to Teradata. NCR and Teradata believe that Teradata should be able to continue to amortize the capitalized research and development costs transferred from NCR under the provisions of the IRC. In August 2007, NCR was informed that the IRS would likely issue an adverse ruling on its request. As a result of this uncertainty, NCR previously recorded an expense of $20 million in income from discontinued operations in order to reflect the deferred tax asset distributed to Teradata at an amount consistent with the greatest benefit that had a cumulative probability that was considered to be more than fifty percent likely of being realized. Since that time, on November 7, 2007, NCR was informed that the IRS does not object to Teradata continuing to amortize the capitalized research and development costs distributed from NCR. Accordingly, the expense previously recorded in income from discontinued operations for the uncertainty was released, and the full amount of the related deferred tax asset was distributed to Teradata upon spin off, although there can be no assurance that management’s position will be sustained or that other tax planning strategies will be effective.

13. SEGMENT INFORMATION

NCR’s continuing operations are managed through the following businesses, which are also the Company’s operating segments: (1) Financial Self Service, (2) Retail Store Automation, (3) Customer Services, (4) Systemedia and (5) Payment & Imaging and Other.

NCR’s segment results have been adjusted for the maintenance services business in Japan and corporate overhead expenses that were previously allocated to Teradata. These adjustments were not material to individual segment results or to NCR’s consolidated results for any of the current or prior year periods.

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on business performance, pension expense and restructuring costs associated with the manufacturing and Japan realignment initiatives as well as spin off costs attributable to NCR’s continuing operations have been excluded from segment operating income or loss when evaluating business unit performance and are separately delineated to reconcile back to total reported operating income. See Notes 1 and 4 for further discussion on the restructuring and spin off costs.

The following table presents data for revenue and operating income (loss) by segment:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2007	2006	2007	2006
Revenue by segment

Financial Self Service (ATMs)
Products	$334	$290	$912	$778
Professional and installation-related services	73	59	187	173

Total Financial Self Service revenue	407	349	1,099	951

Retail Store Automation
Products	211	161	484	459
Professional and installation-related services	67	58	170	153

Total Retail Store Automation revenue	278	219	654	612

Customer Services
Customer Service Maintenance:
Financial Self Service	193	170	544	492
Retail Store Automation	130	124	381	363
Payment & Imaging and Other	30	32	90	94
Third-Party Products and Exited Businesses	54	60	165	186

Total Customer Services Maintenance revenue	407	386	1,180	1,135
Third-Party Product Sales	11	7	30	23
Professional and installation-related services	79	64	202	181

Total Customer Services revenue	497	457	1,412	1,339

Systemedia	119	118	327	339

Payment & Imaging and Other
Products	18	24	56	70
Professional and installation-related services	15	19	41	49

Total Payment & Imaging and Other revenue	33	43	97	119

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(56)	(44)	(140)	(123)

Total Revenue	$1,278	$1,142	$3,449	$3,237

Operating Income (Loss) by Segment
Financial Self Service (ATMs)	$56	$43	$130	$87
Retail Store Automation	20	11	19	12
Customer Services	34	27	93	72
Systemedia	5	2	11	3
Payment & Imaging and Other	(2)	4	(5)	9

Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(14)	(12)	(35)	(32)

Subtotal—Segment operating income	99	75	213	151

Pension expense	(12)	(27)	(29)	(94)
Other adjustments (1)	(49)	—	(84)	—

Total income from operations	$38	$48	$100	$57

(1)	Includes restructuring and spin off costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events that impacted results from NCR’s operations for the third quarter of 2007:

•	Revenue growth driven by increases in Financial Self Service, Retail Store Automation and Customer Services;
•	NCR completed the spin off of Teradata (classified as a discontinued operation) on September 30, 2007; and
•

Results in the third quarter include $27 million of expense related primarily to realignment of the Customer Services division in Japan, $15 million of expense related to the spin off of Teradata, and $7 million of expenses due to the manufacturing realignment initiative.

On September 30, 2007, NCR completed the previously announced spin off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. According to the plan of distribution and immediately prior to the effective time of the spin off, NCR distributed all of the assets and liabilities of the Teradata Data Warehousing business to Teradata Corporation and issued approximately 181 million shares of the common stock of Teradata to NCR shareholders. Teradata is now an independent public company trading under the symbol “TDC” on the New York Stock Exchange. NCR distributed one share of common stock of Teradata for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented. See Note 12 of Notes to Condensed Consolidated Financial Statements for a further discussion of the spin off of Teradata. Unless otherwise noted, this MD&A excludes financial information related to the Teradata Data Warehousing business.

The NCR Board of Directors believes that separating the Teradata business from the NCR business is in the best interests of NCR and its stockholders. The management of each separated company will be able to focus on their respective businesses and pursue their specific growth and development agendas, design and implement corporate policies and strategies that are based primarily on the business characteristics of each company, and concentrate financial resources wholly on their own operations.

We continued our focus in the quarter on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

1)	Drive profitable growth – We expect to continue our investments in sales and other demand creation resources in areas with the greatest potential for profitable growth. We believe that NCR has growth opportunities in self-service technologies, such as self-check-in/out and other self-service solutions. We are broadening the scope of our self-service solutions for our existing customers and introducing these solutions into new industries. In the third quarter, we continued to take actions to improve our future revenue growth and operating performance and to reach into newer industry-vertical markets, such as travel and entertainment, hospitality and gaming, health care and public sector. Additionally, we continue to evaluate acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)

Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. During the third quarter of 2007, we continued the transition of our high-volume ATM manufacturing from Scotland to Hungary that we began in the first quarter of 2007. In the Americas, our outsourcing initiative with Flextronics (formerly Solectron) has gone as planned and we are in full production at Flextronics. In September 2007, NCR commenced a realignment program in Japan which is primarily focused on the Customer Services business. The realignment program includes actions which are designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan. The Company continues to evaluate other realignment opportunities that drive operating efficiency, globally. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our manufacturing and Japan realignment initiatives.

2)	Evolve to a more customer-focused, high-technology culture – We expect to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance.

We expect to continue with these initiatives for the remainder of 2007 and beyond, as we refine our business model and position the Company for improved growth and profitability.

Results of Continuing Operations for Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

In millions	2007	2006
Consolidated revenue	$1,278	$1,142

Consolidated gross profit	$262	$241
Consolidated operating expenses:
Selling, general and administrative expenses	187	165
Research and development expenses	37	28

Consolidated income from operations	$38	$48

Revenue increased 12% from the third quarter of 2006 and included a benefit of 3% from foreign currency fluctuations. The revenue increase was also driven by growth in each of our three core businesses of Financial Self Service, Retail Store Automation and Customer Services. Consolidated income from continuing operations during the third quarter of 2007 included $27 million of expense, primarily related to the realignment of the Customer Services business in Japan, $15 million of expense incurred for the spin off of Teradata and $7 million of expense related to the Company’s manufacturing realignment initiative. Overall, excluding the impact of these non-recurring costs of $49 million, consolidated income from continuing operations increased primarily due to higher revenue in Financial Self Service, Retail Store Automation and Customer Services and lower pension expense.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2007 was 20.5% compared to 21.1% in the third quarter of 2006. Product gross margin of 26.0% in the third quarter of 2007 was slightly lower than 26.1% in the third quarter of 2006. The product gross margin was impacted by $7 million of costs related to the Company’s manufacturing realignment. Services gross margins were 14.0% for the third quarter of 2007 compared to 15.5% in the third quarter of 2006. The gross margins were lower primarily due to $19 million of costs related to the realignment of the Customer Services business in Japan, offset by lower pension costs of $9 million, higher revenue and increased mix of NCR-branded products. Pension costs were lower because of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the condensed consolidated statements of operations, were $224 million for the third quarter of 2007 compared to $193 million during the same period of 2006. As a percentage of revenue, total operating expenses were 17.5% in the third quarter of 2007, compared to 16.9% for the same period of 2006. Overall, the increase was due to $15 million of expenses related to the spin off of Teradata, $8 million of expense related to the realignment of the Customer Services business in Japan and an increase of $9 million due to investments in research and development expenses primarily in our Financial Self Service and Retail Store Automation businesses. The increases more than offset a reduction in pension expense of $6 million. The pension expense was lower due to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007 and the re-measurement of certain international plans that was necessitated by the spin off of Teradata.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the three months ended September 30, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Three Months Ended
In millions	September 30
	2007	2006
Pension expense	$12	$27
Postemployment expense	43	16
Postretirement benefit	(1)	(1)

Net expense	$54	$42

Pension expense was lower in the third quarter of 2007 primarily due to the impact of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. The re-measurement of certain international plans necessitated by the spin off of Teradata also reduced pension expense somewhat during the quarter.

Postemployment plan expense during the third quarter of 2007 increased by $27 million compared to the same time period in 2006. This increase was driven by $27 million net costs relating to a realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A. Postretirement plan expense during the third quarter of 2007 was essentially the same as the comparable period in 2006.

Revenue by Region

The following table presents data for revenue by region for the three months ended September 30:

In millions	2007	% of Total	2006	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency*
Americas	$569	44%	$533	47%	7%	6%
Europe/Middle East/Africa (EMEA)	483	38%	409	36%	18%	13%
Japan	78	6%	83	7%	(6%)	(5%)
Asia/Pacific (excluding Japan)	148	12%	117	10%	26%	16%

Consolidated revenue	$1,278	100%	$1,142	100%	12%	9%

*Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency rates.

Overall, revenue in the third quarter of 2007 included 3% of benefit from currency fluctuations. Regionally, changes in the exchange rate provided a favorable impact of 5% in the EMEA region and 10% in the Asia/Pacific region on third quarter 2007 revenue versus third quarter 2006 revenue. The stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 1% in Japan.

Revenue changes in constant currency In the Americas region, revenue increased in Retail Store Automation, and Customer Services, which was partially offset by declines in Financial Self Service, and Payment & Imaging and Other. In the EMEA region, growth in Financial Self Service, Customer Services and Retail Store Automation was slightly offset by decreases in Systemedia and Payment & Imaging and Other. In Japan, growth in Retail Store Automation was offset by decreases in Payment & Imaging and Other and Systemedia. Finally, in our Asia/Pacific region, the revenue increase was driven by Financial Self Service, Customer Services and Retail Store Automation.

Results of Operations by Segment

The key solutions for NCR’s continuing operations are categorized as Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable operating segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments are comprised of hardware, software and professional and installation-related services, along with maintenance and support services in our Customer Service segment.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income or loss, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the operating income (loss) for each reporting segment presented and discussed below. In addition, the segment results in the third quarter of 2007 exclude $49 million, net, of restructuring and spin off costs. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 13 of Notes to condensed consolidated financial statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and Asia/Pacific regions.

Financial Self Service: Financial Self Service revenue increased 17% during the third quarter of 2007 from the third quarter of 2006, primarily due to strong growth in the Asia/Pacific and EMEA regions. Foreign currency fluctuations provided a 4% benefit to the period-over-period revenue comparison. Operating income increased $13 million compared to the same period of 2006 due to higher volume.

Retail Store Automation: Retail Store Automation revenue in the third quarter of 2007 increased by 27% as compared to the third quarter of 2006. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Revenue growth in the quarter was driven by several large roll-outs, with a continued momentum in self-service solutions. Operating income was $20 million compared to $11 million in the third quarter of 2006, as revenue growth and an improved mix of self-service solutions outpaced pricing pressure and increased investment in sales, marketing and research and development related to the Company’s self-service initiatives.

Customer Services: Customer Services revenue increased 9% in the third quarter of 2007 from the third quarter of 2006. Foreign currency fluctuations provided a 3% benefit to the period-over-period revenue comparison. In line with our strategy, we continue to improve the mix of revenue from the service of NCR-branded products while reducing lower-margin revenues associated with servicing third-party products. Revenues from the maintenance of ATMs increased 14% in the third quarter, while revenues from the maintenance of third-party products declined by 10%. Operating income increased $7 million in the third quarter of 2007 compared to the third quarter of 2006. The improvement in the period-over-period comparison was largely due to higher revenue and productivity improvements.

Systemedia: Systemedia revenue increased 1% in the third quarter of 2007 from the third quarter of 2006. Foreign currency fluctuations had a 3% benefit to the period-over-period revenue comparison. Revenue was impacted in the third quarter of 2007 due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Operating income increased $3 million in the third quarter of 2007 primarily due to cost and expense reductions.

Payment & Imaging and Other: Revenue for this segment decreased 23% in the third quarter of 2007 from the third quarter of 2006. Foreign currency fluctuations had a 1% benefit on the period-over-period revenue comparison. Operating loss of $2 million in the third quarter was $6 million lower than operating income of $4 million in the same period in 2006. Operating income declined primarily due to lower volume.

Interest and Other Income Items

Interest expense of $6 million was unchanged in the third quarter of 2007, compared to the third quarter of 2006.

Other income, net, was $18 million in the third quarter of 2007, compared to $8 million in the third quarter of 2006. Other income includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Other income was higher primarily due to interest income of $16 million in the third quarter of 2007 compared to $9 million for the same period in 2006. The increase in interest income was primarily driven by higher cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for NCR’s continuing operations for the three months ended September 30, 2007 was 34%. This compares to an effective tax rate of 22% for the three months ended September 30, 2006. The tax rate increased in the third quarter of 2007 because the Company could not recognize the full benefit of realignment costs in Japan. In addition, the tax rate was higher due to unfavorable changes in the mix of taxable profits and losses by country.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information regarding our uncertain tax positions.

Results of Discontinued Operations for Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30
In millions	2007	2006
Total revenue	$439	$375
Total operating expenses	382	305

Pretax income from discontinued operations	57	70

Income tax expense	37	20

Income from discontinued operations	$20	$50

Revenue from discontinued operations increased 17% from the third quarter of 2006 and included a benefit of 3% from foreign currency fluctuations. The revenue growth benefited from the timing of certain transactions which Teradata had anticipated closing in the fourth quarter of 2007. Revenue growth was strongest in EMEA region (32%), and was followed by the Americas (13%) and Asia Pacific and Japan (10%) regions. Income from discontinued operations was lower primarily due to $27 million of costs to affect the spin off transactions during three months ended September 30, 2007. As described in Note 12, on September 30, 2007, NCR completed the spin off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. Due to the spin off, the Teradata Data Warehousing business has been classified as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented. In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF No. 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata were excluded from discontinued operations as they will be ongoing expenses of NCR. These corporate overhead expenses relate to general management, tax, investor relations, and public relation and total $2 million for the three months ended September 30, 2007 and $2 million for the three months ended September 30, 2006. In addition, in connection with the spin off of Teradata, the Company incurred $27 million of costs in the three months ended September 30, 2007 that were non-recurring and directly related to affecting the spin off transaction. Therefore, these costs have been included in income from discontinued operations. These non-recurring costs were primarily for investment banking, legal, tax, accounting, other professional and consulting fees.

Results of Continuing Operations for Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

In millions	2007	2006
Consolidated revenue	$3,449	$3,237

Consolidated gross profit	$688	$629
Consolidated operating expenses:
Selling, general and administrative expenses	492	486
Research and development expenses	96	86

Consolidated income from operations	$100	$57

Revenue increased 7% for the first nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The revenue increase included a benefit of 3% from foreign currency fluctuations. The revenue increase was driven by growth in our Financial Self Service, Retail Store Automation and Customer Services businesses. Income from operations during the first nine months of 2007 included $42 million net restructuring costs for the manufacturing realignment initiative, $27 million of costs for the Japan realignment initiative and $15 million of costs for the spin off of Teradata. After adjusting for these items, consolidated income from operations increased due to the improved profitability in Financial Self Service, Retail Store Automation and Customer Services, in addition to lower overall pension expense.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2007 was 19.9% compared to 19.4% for the nine months ended September 30, 2006. Product gross margin decreased to 23.8% compared to 25.1% for the prior period due to $42 million of manufacturing realignment costs. Services gross margins increased to 15.7% for the first nine months of 2007 from 13.4% in the same period of 2006, due to lower pension costs of $42 million and improved service mix of NCR branded products, offset by $19 million of costs related to the realignment initiative in Japan. Pension costs were lower due to the Company’s decision to freeze the U.S. pension plan effective January 1, 2007, along with $9 million of cost associated with an early retirement program reflected in the prior period. Services gross margins also improved as we continue to lower our service delivery costs and reduce the number of service contracts related to lower-margin third-party products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the condensed consolidated statement of operations, were $588 million for the first nine months of 2007 compared to $572 million during the same period of 2006. As a percentage of revenue, total operating expenses decreased to 17.0% in the first nine months of 2007 from 17.7% for the same period of 2006. Total operating expenses included $13 million of expenses for the spin off of Teradata, $8 million of expense for the Japan realignment initiative and increased investments primarily in research and development, offset by a decrease in pension expense of $23 million due to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. In addition to these items, expenses were higher due to the demands associated with higher revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Cost of revenue and total operating expenses for the nine months ended September 30, 2007 and 2006 were impacted by certain employee benefit plans as shown below:

	Nine Months Ended September 30
In millions	2007	2006
Pension expense	$29	$94
Postemployment expense	99	48
Postretirement expense	(1)	—

Net expense	$127	$142

The decrease in pension expense was primarily the result of the Company’s decision to freeze its U.S. pension plan along with $9 million of non-cash special termination benefits related to an early retirement program reflected in the prior period. NCR expects total pension expense from continuing operations of approximately $40 million in 2007, including the impact of the re-measurement of certain international plans necessitated by the spin off of Teradata.

The increase in postemployment expense was driven primarily by $59 million net costs relating to the realignment initiatives which are described in more detail in the “Restructuring and Re-engineering” section of this MD&A. Postretirement plan expense is essentially flat over the prior period.

Revenue by Region

The following table presents data for revenue by region for the nine months ended September 30:

In millions	2007	% of Total	2006	% of Total	% (Decrease) Increase	% (Decrease) Increase Constant Currency*
Americas	$1,512	44%	$1,531	47%	(1%)	(2%)
Europe/Middle East/Africa (EMEA)	1,302	38%	1,155	36%	13%	7%
Japan	221	6%	226	7%	(2%)	(0%)
Asia/Pacific (excluding Japan)	414	12%	325	10%	27%	19%

Consolidated revenue	$3,449	100%	$3,237	100%	7%	4%

*Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency rates.

Overall revenue in the first nine months of 2007 included 3% of benefit from currency fluctuations. Regionally, changes in the exchange rate provided a favorable impact of 6% in the EMEA region and 8% in the Asia/Pacific region in the first nine months of 2007 revenue compared to the prior period. The stronger U.S. dollar compared to the Japanese Yen resulted in a negative impact of 2% in Japan.

Revenue changes in constant currency In the Americas region, revenue decreased primarily due to Financial Self Service, Systemedia and Payment & Imaging and Other. In the EMEA region, a decrease in Systemedia and Payment & Imaging and Other was more than offset by increases in Financial Self Service, Customer Services and Retail Store Automation. In Japan, solid growth in Retail Store Automation was offset by decreases in Payment & Imaging and Other. Finally, in our Asia/Pacific region, the revenue increase was driven by significant increases in Financial Self Service, Retail Store Automation, and Customer Services.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from operating income or loss of the operating results by segment is discussed within this MD&A under “Results of Operations by Segment” for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first nine months of the year. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and Asia/Pacific regions.

Financial Self Service: Financial Self Service revenue increased 16% during the first nine months of 2007 from the first nine months of 2006. The increase in revenue was primarily due to growth in the Asia/Pacific and EMEA regions. Foreign currency fluctuations provided a 4% benefit to the period-over-period revenue comparison. Operating income increased $43 million compared to the same period of 2006. Higher revenues more than offset the cost of operating two manufacturing facilities in Europe as we continued implementing our manufacturing realignment initiative through the first nine months of 2007.

Retail Store Automation: Retail Store Automation revenue increased 7% in the first nine months of 2007 compared to the prior period. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Revenue increased due to several large roll-outs in the nine months ended September 30, 2007. Operating income increased $7 million in the first nine months compared to the same period of 2006. The increase in operating income was largely due to revenue growth.

Customer Services: Customer Services revenue increased 5% in the first nine months of 2007 compared to the prior period. Foreign currency fluctuations provided a 3% benefit to the period-over-period revenue comparison. In line with our strategy, we continue to improve the mix of revenue from the service of NCR-branded products while reducing lower-margin revenues associated with servicing third-party products. Revenues from the maintenance of ATMs increased 11% in the first nine months, while revenues from the maintenance of third-party products declined by 11%. Operating income increased $21 million in the first nine months of 2007 compared to the prior period. Operating income increased due to higher revenues, favorable mix of revenue and continued emphasis on cost reduction and productivity.

Systemedia: Systemedia revenue decreased 4% in the first nine months of 2007 compared to the prior period. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Revenue was lower due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Operating income increased $8 million period-over-period due to cost and expense reductions, which more than offset the negative impact of lower revenue.

Payment & Imaging and Other: Revenue for this segment decreased 18% in the first nine months of 2007 compared to the first nine months of 2006. Foreign currency fluctuations provided less than 1% of benefit to the period-over-period revenue comparison. As expected, revenue decreased as financial institutions continue to shift to digital imaging products from traditional paper processing systems. Operating loss of $5 million in the third quarter was $14 million lower than operating income of $9 million in the same period in 2006. Operating income decreased due to lower revenue and an unfavorable mix of products sold.

Interest and Other Income Items

Interest expense of $18 million was unchanged in the first nine months of 2007, compared to the first nine months of 2006.

Other income, net, was $34 million in the first nine months of 2007, compared to $22 million in the first nine months of 2006. Other income included $7 million net expense associated with the Fox River environmental matter in the second quarter of 2007. Other income also includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Interest income increased by $17 million in the first nine months of 2007 compared to the first nine months of 2006. The increase in interest income was primarily due to increased cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the nine months ended September 30, 2007 was 35% compared to an effective tax rate of 8% in the nine months ended September 30, 2006. For the nine month period ended September 30, 2007, the effective tax rate was higher due to an $11 million net adjustment to increase income tax expense in the second quarter and unfavorable changes in the mix of taxable profits and losses by country. In addition, the nine month period ended September 30, 2006 included certain discrete tax benefits that did not recur.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information regarding our uncertain tax positions.

Results of Discontinued Operations for Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30
In millions	2007	2006
Total revenue	$1,223	$1,094
Total operating expenses	1,030	883

Pretax income from discontinued operations	193	211

Income tax expense	103	59

Income from discontinued operations	$90	$152

Revenue from discontinued operations increased 12% from the nine months ended September 30, 2006 and included a benefit of 2% from foreign currency fluctuations. The revenue growth benefited from the timing of certain transactions which Teradata had anticipated closing in the fourth quarter of 2007. Product revenue increased 11% in the first nine months of 2007 from the first nine months of 2006. Services revenue increased 13% in the first nine months of 2007 from the first nine months of 2006, with solid growth in both professional services and annuity support services. Income from discontinued operations was lower primarily due to $41 million of expense to affect the spin off transactions during nine months ended September 30, 2007. As described in Note 12, on September 30, 2007, NCR completed the spin off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to the Company’s stockholders. Due to the spin off transaction, the Teradata Data Warehousing business has been classified as a discontinued operation, in the Company’s condensed consolidated financial statements for all periods presented. In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF No. 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata were excluded from discontinued operations as they will be ongoing expenses of NCR. These corporate overhead expenses relate to general management, tax, investor relations, and public relations and total $4 million for the nine months ended September 30, 2007 and $5 million for the nine months ended September 30, 2006. In connection with the spin off of Teradata, the Company incurred $41 million of costs during the nine months ended September 30, 2007 that were directly related to affecting the spin off transaction and therefore these costs are included in the results of discontinued operations. These non-recurring costs were primarily for investment banking, legal, tax, accounting, other professional and consulting fees.

Restructuring and Re-engineering

Manufacturing Realignment On January 11, 2007, NCR announced plans to realign its global manufacturing operations. These include:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland facility to new product introductions and the manufacturing of high-complexity/low-volume solutions;
•	Meeting volume demand in Europe, Middle East, Africa and Asia-Pacific through lower-cost manufacturing facilities in Hungary, China and India; and
•	Moving to a contract manufacturing model with Flextronics in the Americas.

The realignment is expected to reduce overall operating costs and to free capital to invest in revenue-generating programs in sales, engineering and market development. The Company will continue to focus resources on engineering and advanced development, product management and marketing in affected locations where the manufacturing realignment is anticipated to result in reductions in manufacturing employment. As a result of these changes, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As some employees were terminated prior to eligibility for severance and others are now expected to continue employment in other parts of the company, as well as due to the mix of employees differing from the originally expected employee mix, the amount of severance payouts is expected to be lower than originally anticipated. Accordingly, the Company reduced the restructuring reserves by $11 million in the second quarter of 2007 to reflect the change in estimate. In the three months ended September 30, 2007, the Company recorded $4 million of additional reserve due to a change in the estimate attributed to the change in the expected mix of severance payments. These changes in the estimates were recorded in cost of products in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

Related to this realignment, the Company made $10 million in severance payments during the three month period ended September 30, 2007 and made $24 million in severance payments during the nine month period ended September 30, 2007. As of September 30, 2007, the remaining liability of $15 million included on the condensed consolidated balance sheet in other current liabilities represents the cash expenditures necessary to satisfy remaining obligations, which will be primarily paid over the balance of 2007. In addition, the Company incurred costs of $3 million associated with training, travel and professional services for the three and the nine month periods ended September 30, 2007, which were directly related to the realignment initiative and were expensed as incurred. In the fourth quarter of 2007, the Company expects to incur an additional $5 to $10 million in costs for lease termination costs, employee retention payouts and other costs that are a direct result of the manufacturing realignment initiative.

Customer Services Realignment In September 2007, NCR commenced a realignment program in Japan which is primarily focused on the Customer Services business. The realignment program includes actions which are designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and will result in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million for employee severance, of which $19 million was recorded as cost of services and $8 million was recorded as selling, general and administrative expense. These amounts were recorded as discrete costs in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. These realignment actions are expected to deliver an annualized $10 to $12 million of cost savings, beginning in 2008. The Company continues to evaluate other realignment opportunities that drive operating efficiency, globally.

The remaining liability of $27 million as of September 30, 2007 included on the condensed consolidated balance sheet in other current liabilities represents the cash expenditures necessary to satisfy remaining obligations, which will be primarily paid in the fourth quarter of 2007.

These restructuring initiatives are not expected to have a significant impact on the Company’s revenues, liquidity or sources and uses of capital resources. The restructuring costs are expected to be funded by the Company’s cash, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

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

The table below shows net cash provided by operating activities and capital expenditures from NCR’s continuing operations for the following periods:

	Nine Months Ended September 30
In millions	2007	2006
Net cash provided by operating activities from continuing operations	$92	$75
Less: Expenditures for property, plant and equipment	(43)	(50)
Less: Additions to capitalized software	(35)	(36)

Free cash flow from continuing operations	$14	$(11)

For the first nine months of 2007, cash provided by operating activities from continuing operations increased by $17 million, while capital expenditures decreased by $8 million, resulting in a net increase in free cash flow of $25 million compared to the first nine months of 2006. The increase in cash provided by operating activities was primarily driven by income from continuing operations (net of non-cash items). Capital expenditures were lower compared to prior period due to certain planned capital expenditures in the prior period.

Financing activities and certain other investing activities from continuing operations are not included in our calculation of free cash flow. These other investing activities included net proceeds of $4 million, primarily from sale of property. Cash flows from financing activities included $196 million in cash contribution from NCR to Teradata, In addition, our financing activities in the first nine months of 2007 primarily consisted of cash inflows from the issuance of shares through our employee stock plans. Cash inflows from stock plans were $43 million in the first nine months of 2007 compared to $68 million in the first nine months of 2006. The reduction was primarily due to a decrease in the number of options exercised in the first nine months of 2007. During the first nine months of 2006, the Company purchased 7.6 million shares of NCR common stock for $280 million. The Company did not repurchase shares in the first nine months of 2007 due to the spin off of Teradata. The Company expects to resume share repurchase activity in the fourth quarter of 2007.

Net cash provided by discontinued operations was $192 million during the nine months ended September 30, 2007 compared to $155 million during the nine months ended September 30, 2006. Cash provided by operating activities from discontinued operations increased by $48 million offset by $11 million of cash used from investing activities related to discontinued operations.

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

Our cash and cash equivalents totaled approximately $1 billion as of September 30, 2007. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from continuing operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from continuing operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2006 Form 10-K and determined that there was one change to our critical accounting policies in the nine months ended September 30, 2007, which is described below. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of the Notes to condensed consolidated financial statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies, in which our primary exposure is from fluctuations in the Euro, British Pound and Japanese Yen. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the third quarter of 2007 as compared to the third quarter of 2006, based on comparable weighted averages for our functional currencies. This had a favorable impact of 3% on third quarter 2007 revenue versus third quarter 2006 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the maximum hedging period of 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $14 million as of September 30, 2007 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $14 million as of September 30, 2007 in the fair value of the hedge portfolio.

The interest rate risk associated with our borrowing and investing activities as of September 30, 2007 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2007 and December 31, 2006, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2007, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet this objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2007, the Board of Directors of the Company authorized the repurchase of an additional $250 million of the Company’s outstanding shares of common stock. This authorization extends the Board’s previous authorizations under the stock repurchase program given in 2005. In addition, the Company had a total remaining authorization of $264 million to repurchase outstanding shares of NCR common stock and an additional authorization of $69 million related to an anti-dilution program. The Company expects to resume share repurchase activity in the fourth quarter of 2007.

The Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the nine months ended September 30, 2006, the total of these purchases were 10,190 shares at an average price of $51.28 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

2.1	Separation and Distribution Agreement, dated as of August 27, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 2.1 to the Form 10 of Teradata Corporation).

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 24, 2007 (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K dated January 25, 2007).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.3	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.4	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.5(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Tax Sharing Agreement, dated as of September 21, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007 (the “September 21, 2007 Form 8-K”).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Form 10 of Teradata Corporation).

10.3	Employee Benefits Agreement, dated as of September 21, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the September 21, 2007 Form 8-K”).

10.4	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.4 to the Form 10 of Teradata Corporation).

10.5	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.5 to the Form 10 of Teradata Corporation).

10.6	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.6 to the Form 10 of Teradata Corporation).

10.7	Form of Master Agreement between Teradata Corporation and NCR Corporation for Enterprise Data Warehousing Sales and Support (incorporated by reference to Exhibit 10.16 to the Form 10 of Teradata Corporation).

10.8	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Form 10 of Teradata Corporation).

10.9	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Form 10 of Teradata Corporation).

10.10	Form of Master Reseller Agreement for Middle East and Africa between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.19 to the Form 10 of Teradata Corporation).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2007.

99.1	Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: November 9, 2007	By:	/s/ Robert Fishman
Robert Fishman Vice President and Interim Chief Financial Officer