Form 10-Q/A
period 2007-09-30
NCR CORP
filed 2007-11-16
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2007 (the "Form 10-Q/A") is being filed for the purpose of amending and revising Item 2 of Part I. This Form 10-Q/A is being filed to correct clerical errors made in preparing the table presenting the Results of Discontinued Operations for Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 in our Management's Discussion and Analysis of Financial Condition and Results of Operations. Income tax expense was incorrectly presented as $103 million in that table, while the correct amount is $83 million, and income from discontinued operations was incorrectly presented as $90 million, while the correct amount is $110 million for the nine months ended September 30, 2007. The financial statements provided in Item 1 of Part I of the original Form 10-Q filed on November 9, 2007 correctly reflected the results of the discontinued operations. In addition, this Form 10-Q/A is being filed for the purpose of amending and revising Item 2 of Part II to correct a clerical error made in the second paragraph. The purchases of vested restricted stock from Section 16 officers incorrectly referred to the nine months ended September 30, 2006, while the correct reference is the nine months ended September 30, 2007. This Form 10-Q/A amends the sections discussed above within Item 2 of Part I and Item 2 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

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

Results of Discontinued Operations for Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30
In millions	2007	2006
Total revenue	$1,223	$1,094
Total operating expenses	1,030	883

Pretax income from discontinued operations	193	211

Income tax expense	83	59

Income from discontinued operations	$110	$152

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

The Company occasionally purchases vested restricted stock shares from Section 16 officers to cover withholding taxes. For the nine months ended September 30, 2007, the total of these purchases were 10,190 shares at an average price of $51.28 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

2.1	Separation and Distribution Agreement, dated as of August 27, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 2.1 to the Form 10 of Teradata Corporation).

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 24, 2007 (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K dated January 25, 2007).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.3	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.4	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.5(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Tax Sharing Agreement, dated as of September 21, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007 (the “September 21, 2007 Form 8-K”).

10.2	Form of Interim Services and Systems Replication Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the Form 10 of Teradata Corporation).

10.3	Employee Benefits Agreement, dated as of September 21, 2007, between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.2 to the September 21, 2007 Form 8-K”).

10.4	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.4 to the Form 10 of Teradata Corporation).

10.5	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.5 to the Form 10 of Teradata Corporation).

10.6	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (incorporated by reference to Exhibit 10.6 to the Form 10 of Teradata Corporation).

10.7	Form of Master Agreement between Teradata Corporation and NCR Corporation for Enterprise Data Warehousing Sales and Support (incorporated by reference to Exhibit 10.16 to the Form 10 of Teradata Corporation).

10.8	Form of Network Support Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.17 to the Form 10 of Teradata Corporation).

10.9	Form of Service Provider Agreement between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.18 to the Form 10 of Teradata Corporation).

10.10	Form of Master Reseller Agreement for Middle East and Africa between Teradata Corporation and NCR Corporation (incorporated by reference to Exhibit 10.19 to the Form 10 of Teradata Corporation).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2007.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2007.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2007.

99.1	Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: November 16, 2007	By:	/s/ Robert Fishman
Robert Fishman Vice President and Interim Chief Financial Officer