Form 10-K
period 2007-12-31
NCR CORP
filed 2008-02-29
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $9.4 billion which includes the value of Teradata business which was spun-off on September 30, 2007. As of January 31, 2008, there were approximately 174.7 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007 are incorporated by reference.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1.	BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

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

Industries Served

NCR provides specific solutions for customers in a range of industries such as retail, financial, travel and hospitality, health care, entertainment and gaming, and public sector. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007. Both companies are now independent and have separate public ownership, boards of directors and management. In addition, each company has direct access to capital markets to fund its growth agenda and can appeal to the investor bases who best understand, appreciate and value the respective businesses of the separated companies. To facilitate the spin-off, NCR and Teradata entered into commercial and other agreements with provisions that NCR will provide certain services to Teradata for a specified period of time. These agreements are not considered to result in significant continuing involvement in the Teradata operations.

For more information regarding the spin-off refer to Management’s Discussion & Analysis (MD&A) in Item 7 and Note 12 of the Notes to Consolidated Financial Statements, “Discontinued Operations,” in Item 8 of Part II of this Form 10-K report (Report).

Operating Segments

NCR operates in the information technology industry. As of January 1, 2008, NCR began management of its businesses on a geographic basis changing from the previous model of global business segments. This change to NCR’s segment reporting for fiscal year 2008 and future periods is further described in Note 14 of the Notes to Consolidated Financial Statements, “Subsequent Event,” in Item 8 of Part II of this Report. For the year ended December 31, 2007 and the prior year periods reported in this Form 10-K, NCR categorizes its continuing operations into five reportable segments: Financial Self Service (which includes the Company’s ATM business), Retail Store Automation, Customer Services, Systemedia, and Payment & Imaging and Other. Each segment generally integrates hardware, software, and professional and installation-related services, and is described below.

Revenue by segment as well as geographic information is reported in Item 8 of Part II of this Report as part of Note 13 of the Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Financial Self Service Segment

Products and Services

Our Financial Self Service business provides financial institutions, retailers and independent deployers with financial-oriented self service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite and consulting services related to ATM security, software and bank branch optimization. Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement, bill payment and the dispensing of non-cash items. Financial Self Service solutions enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

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

Competition

Our Financial Self Service business competes with Diebold, Inc. and Wincor Nixdorf GmbH & Co. (Wincor), among others, in markets where it operates. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

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

Target Markets and Distribution Channels

NCR delivers Retail Store Automation solutions for the general merchandise, food and drug, travel and hospitality, health care, entertainment and gaming, and public sector segments. The general merchandise segment includes department stores, specialty retailers, mass merchandisers and catalog stores. The food and drug segment includes supermarkets, hypermarkets, grocery, drug, wholesalers and convenience stores. The hospitality segment includes fast food/quick service/table service, other restaurants and lodging. About 90% of NCR’s Retail Store Automation solutions are sold through a direct sales force, with the remainder sold through alliances with value-added resellers, distributors and dealers. NCR has focused its investments and resources on self-service technologies with expanded offerings to include self-ticketing and self-check-in/out systems for the travel industry, including airlines, car rentals and hotels, self-service food/deli ordering and patient management check-in/out in the health care sector.

Competition

NCR faces strong competition in the retail industry in all geographic areas where it operates around the world. The Company believes that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard Company, Dell Inc., Metrologic Group and PSC Inc., among others.

Customer Services Segment

Services

Customer services are an essential and integrated component of NCR’s complete solution offerings. The Customer Services Division provides maintenance and support services for NCR’s Financial Self Service, Retail Store Automation and Payment & Imaging and Other businesses, as well as for select third-party companies. Our Customer Services operating segment provides other services including site assessment and preparation, staging, installation and implementation, and complete systems management. The Customer Services operating segment also includes the resale and service of third-party computer hardware from select manufacturers, such as Cisco Systems, who value and leverage NCR’s global service capability. However, NCR’s strategy is to focus primarily on maintenance and support of NCR-branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

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

Systemedia Segment

Products

Systemedia develops, produces and markets a complete line of printer consumables for various print technologies. Systemedia products include paper rolls for receipts in ATMs and POS solutions, inkjet and laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms, and specialty media items such as photo and presentation papers, and two-sided thermal paper. Systemedia products are designed to optimize operations and improve transaction accuracy, while reducing overall costs.

Target Markets and Distribution Channels

The major industries targeted by Systemedia include retail, transportation, financial services and manufacturing. Systemedia’s direct sales organization focuses on providing comprehensive solutions to customers in 26 countries. In addition, Systemedia products are sold through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers as well as through telemarketing and the internet.

Competition

Competition in the printer consumable and media solutions industry is significant and varies by geographic area and product group. The primary areas of competitive differentiation are typically quality, logistics and supply chain management, and total cost of ownership. While price is always a factor, Systemedia focuses on the customer’s total cost of ownership for its products. Total cost of ownership takes into account not only the per-unit cost of the media, but also service, usage, reporting and support costs.

Payment & Imaging and Other Segment

Products and Services

Payment & Imaging provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Payment & Imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, consulting and support services, our comprehensive Payment & Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

“Other” business activity included in this segment primarily relates to a small business in Japan.

Target Markets and Distribution Channels

NCR’s Payment & Imaging solutions primarily serve the financial services industry worldwide, with a major focus on banks. NCR has historically distributed most of its Payment & Imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors. Approximately 85% of product sales in recent years were sold by our direct sales force; the remainder was sold through indirect channels.

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

Research and Development

We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs. The expenses for research and development related to NCR’s continuing operations were $137 million in 2007, $119 million in 2006 and $125 million in 2005. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1 of the Notes to Consolidated Financial Statements “Description of Business and Significant Accounting Policies,” in Item 8 of Part II of this Report and is incorporated herein by reference.

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

Patents and Trademarks

NCR owns approximately 1,400 patents in the United States and a significant number in foreign countries. The foreign patents are generally counterparts of NCR's U.S. patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR's portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR's business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark “NCR” and many of its other trademarks and service marks to be valuable assets.

Employees

On December 31, 2007, NCR had approximately 23,200 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Form 14A and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders (the 2008 Proxy Statement), portions of which are incorporated herein by reference. NCR will furnish the Code of Conduct and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations

1700 S. Patterson Boulevard

Dayton, OH 45479

Phone: 937-445-5905

E-Mail: investor.relations@ncr.com

Website: http://investor.ncr.com

Environmental Matters

Information regarding environmental matters is reported in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, "Commitments and Contingencies," and is incorporated herein by reference.

Item 1A.	RISK FACTORS

This report and other documents that we file with the SEC, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic Pressures Our business is affected by the global economies in which we operate. The current economic climate, which includes decreased and more closely scrutinized capital spending by many industries, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. In particular, customers in the financial services sector, which has been impacted by difficulties related to the sub-prime mortgage business and our retail customers who have seen dampening consumer demand, may be affected. The extent of this impact, if any, is dependent on a number of factors, including the duration of the current economic climate, its effect on the markets and other general economic and business conditions.

Competition Our ability to compete effectively within the technology industry is critical to our future success. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Inc., Hewlett-Packard Company, Diebold, Inc., Wincor, Getronics NV (a subsidiary of KPN as of October 2007), Fujitsu, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets, such as entry-level ATMs, payment and imaging, and business consumables and media products.

Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures (particularly in the ATM marketplace); penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM business; exploit opportunities in new vertical markets, such as travel and hospitality, health care, entertainment and gaming, and public sector; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and effectively market and sell all of our diverse solutions. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of new competitors.

Our customers sometimes finance our product sales through third-party financing companies. In the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, thus impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

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

Foreign Currency Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. Although the foreign currency environment is difficult to predict, the effects of currency fluctuations are partially mitigated by our hedging strategy.

Cost/Expense Reductions We are actively working to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and among other things, optimize the efficiency of our customer services resources. If we do not successfully complete our cost reduction initiatives, our results of operations or financial condition could be adversely affected.

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

Diversification While we believe the spin-off of Teradata on September 30, 2007 was the proper strategic move for both companies, following the spin, the Company is less diversified than before. Consequently, we must rely primarily on our self-service and assisted service businesses (along with the associated customer services business) to drive growth and profitability. If these businesses suffer a significant decrease in demand or increase in costs, our results of operations or financial condition could be adversely affected.

Acquisitions and Divestitures As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestitures take place and we begin to include or exclude, as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. The liabilities, assets and costs of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and Statement of Financial Accounting Standards No. 158 (SFAS 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In conforming to the requirements of SFAS 87 and SFAS 158, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of this Report. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on asset assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations. Many countries around the world are in the process of updating their laws and regulations regarding pension funding, including the United States. These initiatives could require the Company to make significantly larger contributions to its pension plans in future years and increase the volatility of these contribution requirements.

Stock-based Compensation Similar to other companies, we use stock awards as a form of compensation for certain employees. The Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004) (SFAS 123R), Share-Based Payment, beginning January 1, 2006. SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock options.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Any increase in liabilities related to uncertain tax positions recognized under FIN 48 could result in an increase in our effective tax rate.

Real Estate Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, the exit of facilities may affect net income, and adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Generating substantial revenues from our multinational operations helps to balance our risks and meet our strategic goals. In 2007, the percentage of revenues from outside of the United States was 65%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions The solutions we sell are very complex, and we need to swiftly and successfully develop and introduce new solutions in a competitive, rapidly changing environment. The development process for our solutions requires high levels of innovation from both our product development team and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market.

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

Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties Third-party suppliers provide important elements to our solutions. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel Corporation, contract manufacturing from Flextronics (formerly, Solectron) and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our Retail Store Automation solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

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

Over the last several years, there has been an increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, or in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment

Restructuring and Re-engineering As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many initiatives underway. Effective January 1, 2008, we reorganized our structure, moving from a business unit model to a functional model. If we do not establish the proper allocation of responsibility and lines of communication in this new model, our business and operating results could be impacted. If we are not successful in managing our other initiatives and minimizing any resulting loss in productivity, our business and operating results similarly could be impacted.

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

Internal Controls / Accounting Policies and Practices Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we implement a worldwide Enterprise Resource Planning (ERP) system and continue further transitions of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007 (as set forth in "Management’s Report on Internal Control over Financial Reporting" included in Item 9A of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company's internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Information Systems It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore, our financial condition or results of operations may be impacted.

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

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results.

We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report and in the “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes, which could impact our future operating results and the amount of accrued liability.

Contingencies Like other companies, we face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, data privacy and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our consolidated financial statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2008, NCR operated 213 facilities consisting of approximately 6.7 million square feet throughout the world. On a square footage basis, 52% of these facilities are owned and 48% are leased. Within the total facility portfolio, NCR operates 26 research and development and manufacturing facilities totaling 2.3 million square feet, 64% of which is owned. The remaining 4.4 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 45% owned. NCR maintains facilities in 61 countries. NCR believes its plants and facilities are suitable and adequate, and have sufficient production capacity to meet its current needs.

NCR is headquartered in Dayton, Ohio.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 315,477 holders of NCR common stock as of February 11, 2008. The following table presents the high and low per share prices for NCR common stock for each quarter of 2007 and 2006.

	2007			2006
	High	Low		High	Low
1st Quarter	$49.31	$42.34	1st Quarter	$42.79	$33.60
2nd Quarter	$54.44	$46.94	2nd Quarter	$44.45	$34.05
3rd Quarter	$57.50	$44.14	3rd Quarter	$39.59	$31.64
4th Quarter (a)	$29.39	$22.56	4th Quarter	$44.74	$38.06

(a)	On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business to an independent, publicly-traded company through a tax free distribution to the Company’s shareholders. Market prices presented in the tables above are unadjusted and include the value of the Teradata Data Warehousing business until the date of the spin-off.

Although historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors.

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2002, through December 31, 2007.

Company / Index	2002	2003	2004	2005	2006	2007
NCR Corporation (2)	$100	$163	$292	$286	$360	$445
S&P 500 Stock Index	$100	$129	$143	$150	$173	$183
S&P 500 Information Technology Sector	$100	$147	$151	$152	$165	$192
S&P MidCap 400 Stock Index	$100	$136	$158	$178	$196	$212

(1)	In each case, assumes a $100 investment on December 31, 2002, and reinvestment of all dividends, if any.
(2)	For the year ended December 31, 2007, includes a dividend of $26.45 per share based on the opening stock price of Teradata Corporation on October 1, 2007.

Purchase of Company Common Stock The 1999 Board of Directors’ authorization permits the Company to repurchase shares of outstanding common stock. On October 31, 2007, the NCR Board of Directors authorized an additional $250 million for stock repurchases under this program. The 2000 Board of Directors share repurchase program authorized the Company to purchase NCR common stock to the extent of cash received from the exercise of stock options and the purchase of shares under the NCR Employee Stock Purchase Plan (ESPP).

For the year ended December 31, 2007, the Company had executed trades for 4.2 million shares of its common stock under the 1999 and 2000 Board of Directors share repurchase programs, of which 3.4 million shares were settled during the fourth quarter of 2007 at an average price per share of $24.48. The remaining 0.8 million shares will be recognized as a reduction to shares outstanding during the first quarter of 2008, when they are expected to settle. The Company did not repurchase stock during the first three quarters of 2007 due to the planned spin-off of Teradata. As of December 31, 2007, the Company had a total remaining authorization of $505 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock shares from Section 16 officers, at the current market price to cover their withholding taxes. For 2007, the total of these purchases was 114,563 shares at an average price of $25.10 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2007:

Time Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	—	$—	—	—	$263,908,919

Second quarter total	—	$—	—	—	$263,908,919

Third quarter total	—	$—	—	—	$263,908,919

October 1 through October 31, 2007	—	$—	—	—	$513,908,919
November 1 through November 30, 2007	—	$—	—	—	$513,908,919
December 1 through December 31, 2007	3,378,500	$24.48	3,007,900	370,600	$504,532,899

Fourth quarter total	3,378,500	$24.48	3,007,900	370,600	$504,532,899

Full Year	3,378,500	$24.48	3,007,900	370,600	$504,532,899

In addition, the Company executed trades for 5.3 million shares from January 2, 2008 through February 25, 2008 for $115 million.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

In millions, except per share and employee and contractor amounts

For the years ended December 31	2007		2006	2005	2004	2003
Continuing Operations (a)
Revenue	$4,970		$4,582	$4,561	$4,635	$4,395
Income from operations	$219		$154	$120	$28	$—
Other (income) expense, net	$(13)		$(5)	$14	$(18)	$58
Income tax expense (benefit)	$61		$8	$(210)	$(89)	$(22)
Income (loss) from continuing operations (c)	$171		$151	$316	$135	$(36)
Income from discontinued operations, net of tax	$103		$231	$213	$155	94
Basic earnings (loss) per common share
From continuing operations (a,c)	$0.95		$0.84	$1.71	$0.72	$(0.19)
From discontinued operations	$0.57		$1.28	$1.15	$0.83	$0.50

Total basic earnings per common share	$1.52		$2.12	$2.86	$1.55	$0.31
Diluted earnings (loss) per common share
From continuing operations (a,c)	$0.94		$0.83	$1.67	$0.70	$(0.19)
From discontinued operations	$0.56		$1.26	$1.13	$0.81	$0.49

Total diluted earnings per common share	$1.50		$2.09	$2.80	$1.51	$0.30

Cash dividends per share	$—		$—	$—	$—	$—

As of December 31
Total assets	$4,780	(b)	$5,227	$5,287	$5,554	$5,197
Total debt	$308	(b)	$307	$307	$309	$310
Stockholders' equity	$1,757	(b)	$1,881	$2,035	$2,086	$1,875
Number of employees and contractors	23,200	(b)	28,900	28,200	28,500	29,000

(a)	Continuing operations exclude the results of the Teradata Data Warehousing business which was spun-off through a tax free distribution to the Company’s shareholders on September 30, 2007.
(b)	Reflects NCR's assets, debt, stockholders' equity and number of employees and contractors from continuing operations following the spin-off of Teradata on September 30, 2007.
(c)	The following amounts are included in income (loss) from continuing operations for the years ended December 31:

In millions	2007	2006	2005	2004	2003
Manufacturing realignment initiative	$(38)	$—	$—	$—	$—
Japan realignment initiative	(18)	—	—	—	—
Costs related to Teradata spin-off	(12)	—	—	—	—
Costs associated with the Fox River environmental matter	(9)	—	—	—	(23)
Tax adjustments	(10)	—	9	—	—
Pension expense associated with early retirement programs	—	(7)	(14)	—	—
Reductions of prior year accruals	—	—	4	—	—
Net gains from sales of real estate	—	—	11	11	—
Contribution to NCR charitable foundation	—	—	(5)	—	—
Write-down of equity investment	—	—	(10)	—	—
Settlements of prior year tax audits	—	—	181	71	—
Costs relating to the exit of real estate facilities	—	—	—	(3)	—
Acquisition break-up fee	—	—	—	2	—
Recovery of fully-reserved non-trade receivable	—	—	—	3	—
Release of reserve related to the exit of certain Middle East and Africa countries	—	—	—	8	—
Cost reversal related to Lucent indemnification claim recorded in 2002	—	—	—	—	4

TOTAL	$(87)	$(7)	$176	$92	$(19)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses connect, interact and transact with their customers. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, and self-check-in/out systems, our Financial Self Service and Retail Store Automation solutions enable companies to address consumer demand for convenience, value and individual service. Our Customer Services Division provides support services for NCR’s solutions as well as select third-party products.

We provide solutions for retail, financial, travel and hospitality, health care, entertainment and gaming, and public sector organizations through our Financial Self Service (which includes our ATM business), Retail Store Automation, Customer Services, Systemedia, and Payment & Imaging and Other business segments. We deliver our solutions to customers on a global basis, and categorize our results into four regions: the Americas, Europe/Middle East/Africa (EMEA), Japan and Asia/Pacific. Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products. Starting January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business segments. This change to NCR’s management system, and therefore its segment reporting for fiscal year 2008 and future periods, is further described in Note 14, “Subsequent Event,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

NCR’s reputation has been built upon more than 120 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, available on the corporate governance page of our website.

Spin-off of Teradata Data Warehousing Business On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007. Upon the distribution of Teradata, NCR stockholders received 100% (approximately 181 million shares) of the common stock of Teradata, which is now an independent public company trading under the symbol “TDC” on the New York Stock Exchange.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Report. See Note 12, “Discontinued Operations,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a further discussion of the spin-off of Teradata. Unless otherwise noted, this MD&A excludes information related to the Teradata Data Warehousing business.

2007 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2007:

•	Revenue growth was driven by increases in Financial Self Service, Retail Store Automation and Customer Services, and

•	NCR successfully completed the manufacturing realignment initiative and the spin-off of Teradata (classified as a discontinued operation) on September 30, 2007, as described above.

In 2007, we continued our focus on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the results against them were as follows:

1)	Drive profitable growth – We invested in sales and other demand creation resources in areas with the greatest potential for profitable growth such as self-service technologies, including self-check-in/out and other self-service solutions. We continued to broaden the scope of our self-service solutions for our existing customers and to introduce these solutions into newer industry-vertical markets, such as travel and hospitality, health care, entertainment and gaming, and public sector. Additionally, we made acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)	Strengthen competitive position – We are focused on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. In 2007, we completed the transition of our high-volume ATM manufacturing from Scotland to Hungary that we began in the first quarter of 2007. In the Americas, our manufacturing outsourcing initiative with Flextronics (formerly Solectron) was completed as planned and we are in full production at Flextronics. In September 2007, NCR commenced a realignment program in Japan, which was primarily focused on the Customer Services business and includes actions which are designed to improve operating efficiency and strengthen the Company’s competitive position in Japan. The Company has been successful in executing the realignment program, as planned, and expects to realize the program benefits starting in 2008. The Company continues to evaluate other realignment opportunities that drive operating efficiency globally. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our manufacturing and Japan realignment initiatives.

3)	Evolve to a more customer-focused, high-technology culture – We focused on the traits and competencies necessary to enable us to deliver profitable growth and strengthened our competitive position. This was accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance.

In the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, the Company revised the 2007 results previously released on January 30, 2008 and furnished under Form 8-K. Our previously released 2007 net income per diluted share was $1.45 per share as compared to $1.50 per share as shown in our Consolidated Financial Statements, and our previously released net income per diluted share for the fourth quarter of 2007 was $0.43 per share as compared to $0.48 per share as shown in Note 15, “Quarterly Information (unaudited)”. The differences between the previously released results and those included in this Form 10-K primarily relate to the finalization of our income tax provision for the year ended December 31, 2007.

STRATEGY OVERVIEW

Building on our progress in 2007, our strategic initiatives in 2008 to increase operating income and provide maximum value to our stakeholders include:

1) Profitable revenue growth We expect to continue to optimize our investments in demand creation to increase NCR’s market coverage in areas with the greatest potential for profitable revenue growth. We expect these investments to provide benefits in 2008 and beyond. We believe that NCR has growth opportunities in self-service technologies in our core industries of Financial and Retail as well as in the emerging industries of travel and hospitality, health care, entertainment and gaming, and public sector. We expect to grow our businesses organically as well as through targeted acquisitions and strategic partnerships.

2) Build a competitive cost structure The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system.

3) Optimize capital structure Starting in the fourth quarter of 2007, NCR resumed its share repurchase program, which is expected to continue in 2008 and beyond. In addition, the Company will make investments in areas that generate maximum growth, such as self-service research and development and demand creation. We believe that our current debt levels are appropriate and will help us maintain flexibility in the capital structure for any potential funding requirements.

FUTURE TRENDS

The following forward-looking information is based on NCR’s expected results, excluding Teradata, which is an independent company following its spin-off from NCR on September 30, 2007. We are projecting that the capital spending environment in 2008 could be slightly lower than what was experienced in 2007, and are forecasting NCR’s 2008 revenue to be 3-5% higher than in 2007. We expect our 2008 operating income to increase due to a more favorable mix of revenue as higher-margin, self-service technologies increase as a percent of the total revenue. In addition, we expect pension expense to be at similar levels compared to 2007. Earnings expansion in 2008 should be more prevalent later in the year as we expect to launch new self-service solutions in the market and anticipate spending from financial institutions for deposit automation to increase later in the year.

We see the following as the most significant risks to the execution of our initiatives:

•	Global capital spending environment

•	Competition, price erosion and loss of market share

•	Introduction of products in new self-service markets

RESULTS FROM CONTINUING OPERATIONS

In millions	2007	2006	2005
Consolidated revenue	$4,970	$4,582	$4,561

Consolidated gross margin	$1,040	$927	$936
Consolidated operating expenses:
Selling, general and administrative expenses	684	654	691
Research and development expenses	137	119	125

Total consolidated operating income from continuing operations	$219	$154	$120

2007 compared to 2006 results discussion

The following table presents data for revenue from continuing operations by region for the years ended December 31:

In millions	2007	% of Total	2006	% of Total	% Increase	% Increase Constant Currency*
Americas	$2,148	43%	$2,096	46%	2%	1%
Europe/Middle East/Africa (EMEA)	1,906	38%	1,675	36%	14%	8%
Japan	323	7%	317	7%	2%	2%
Asia/Pacific (excluding Japan)	593	12%	494	11%	20%	11%

Consolidated revenue from continuing operations	$4,970	100%	$4,582	100%	8%	5%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency fluctuations. Constant currency is calculated by presenting the 2006 results using 2007 monthly average currency translation rates.

Consolidated revenue from continuing operations in 2007 included 3% benefit from currency translation fluctuations. Regionally, the changes in the U.S. Dollar provided a favorable impact of 1% in the Americas, 6% in the EMEA and 9% in the Asia/Pacific regions. Our revenue in Japan included no benefit or detriment from currency fluctuations.

Revenue changes in constant currency In the Americas region, revenue increases in Retail Store Automation and Customer Services were offset by declines in Systemedia and Payment & Imaging and Other. In the EMEA region, the revenue increase was driven by Financial Self Service, aided by increases in the Customer Services and Retail Store Automation businesses. In Japan, revenue increases in Retail Store Automation, Customer Services and Payment & Imaging and Other were slightly offset by a revenue decrease in Systemedia. Finally, in our Asia/Pacific region, a double-digit revenue growth was led by Financial Self Service along with growth in the Retail Store Automation, Customer Services and Systemedia businesses.

2006 compared to 2005 results discussion

The following table presents data for revenue from continuing operations by region for the years ended December 31:

In millions	2006	% of Total	2005	% of Total	% (Decrease) Increase	% (Decrease) Increase Constant Currency*
Americas	$2,096	46%	$2,207	48%	(5%)	(6%)
Europe/Middle East/Africa (EMEA)	1,675	36%	1,594	35%	5%	4%
Japan	317	7%	309	7%	3%	8%
Asia/Pacific (excluding Japan)	494	11%	451	10%	10%	9%

Consolidated revenue from continuing operations	$4,582	100%	$4,561	100%	0%	0%

*	Constant currency is used to depict revenue without the benefit or detriment occurring from currency translation fluctuations. Constant currency is calculated by presenting the 2005 results using 2006 monthly average currency translation rates.

Consolidated revenue in 2006 included no benefit or detriment from currency fluctuations. Regionally, the stronger U.S. Dollar resulted in a negative impact of 5% in Japan. In the Americas, EMEA and Asia/Pacific regions, changes in the U.S. Dollar provided a favorable impact of 1% on revenue for 2006 versus 2005.

Revenue changes in constant currency In the Americas region, revenue declined in the Financial Self Service, Retail Store Automation, Customer Services and Systemedia businesses. In the EMEA region, increases in our Financial Self Service, Retail Store Automation and Payment & Imaging and Other businesses were partially offset by declines in Customer Services and Systemedia. In Japan, revenue increases in Retail Store Automation, Payment & Imaging and Other and Systemedia were offset by a decrease in the Customer Services business. Finally, in our Asia/Pacific region, the revenue increases were driven by growth in Financial Self Service, Retail Store Automation and Systemedia.

Revenue and Operating Income by Segment

Our key solutions are categorized as Financial Self Service, Retail Store Automation and Customer Services, each of which is a reportable segment. In addition, our smaller businesses are reported in the Systemedia and Payment & Imaging and Other segments. Our segments comprise hardware, software, and professional and installation-related services along with maintenance and support services in our Customer Services segment, as applicable.

NCR’s segment results have been adjusted for the maintenance services business in Japan and corporate overhead expenses that were previously allocated to the Teradata Data Warehousing segment. These adjustments were not material to individual segment results for any of the current or prior years.

For purposes of discussing our operating results by segment, we exclude the impact of certain items from operating income, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an

Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effect of pension expense, which was $38 million in 2007, $122 million in 2006 and $128 million in 2005, has been excluded from the operating income for each reporting segment presented and discussed below. In addition, manufacturing realignment costs of $48 million, Japan restructuring costs of $28 million, and spin-off costs of $16 million have been excluded from segment operating income in 2007 when evaluating segment performance. Our segment results are reconciled to total Company results from continuing operations reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 13, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. Starting January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business segments. This change to NCR’s management system and therefore, its segment reporting for 2008 and future periods is further described in Note 14, “Subsequent Event,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Financial Self Service provides ATM-related technologies including cash dispensers, services and software solutions to financial institutions, retailers and independent deployers. Our Financial Self Service solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features, such as the automation of cash and check deposits, bill payment, web-enablement and the dispensing of non-cash items.

Our strategy is to fully distribute our sales force and invest in emerging markets such as China, India and Russia. Also, we believe we are well-positioned to take advantage of our market-leading deposit automation technology and software, which allows checks to be digitally scanned upon deposit at the ATM so that financial institutions can eliminate the costly and slow process of clearing the paper form of the check. Additionally, in 2007, we built a more competitive cost structure by realigning our global manufacturing operations. This realignment included:

•	Reducing manufacturing operations and a shift in focus for the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia/Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model in the Americas

The realignment has improved productivity and has freed capital to invest in revenue-generating programs in sales, engineering and market development.

The following table presents Financial Self Service revenue and operating income for the years ended December 31:

Financial Self Service (ATMs)	2007	2006	2005
In millions
Revenue	$1,636	$1,423	$1,390
Operating income	$206	$171	$210
Operating income as a percent of revenue	13%	12%	15%

Financial Self Service revenue increased 15% in 2007 from 2006. Foreign currency fluctuations provided a 4% benefit to the year-over-year revenue comparison. The revenue increase was driven by double-digit revenue growth in both the Europe and Asia/Pacific regions. Operating income increased $35 million compared to 2006. The increase in operating income was primarily due to increased sales volume, partially offset by an adverse geographic revenue mix and targeted investments in sales, demand creation, and research and development activities.

Financial Self Service revenue increased 2% in 2006 from 2005. Foreign currency fluctuations provided a 1% benefit to the year-over-year revenue comparison. Operating income decreased $39 million compared to 2005. The decrease in operating income was primarily due to an adverse geographic revenue mix, price erosion and transition costs associated with our efforts to improve supply chain and manufacturing costs.

Retail Store Automation provides retail-oriented technologies, such as POS terminals, bar-code scanners and software, as well as self-service technologies, such as our self-check-in/out systems and self-service kiosks, to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and implementation and store performance consulting services, our Retail Store Automation solutions are designed to enable cost reductions and improve operational efficiency for companies, while increasing the satisfaction of their customers.

In 2007, the Retail Store Automation business continued to make improvements in lowering its cost structure and improving the sales mix of self-service technologies. These areas of focus will continue to drive our longer-term strategy.

The following table presents Retail Store Automation revenue and operating income for the years ended December 31:

Retail Store Automation	2007	2006	2005
In millions
Revenue	$985	$870	$853
Operating income	$41	$34	$30
Operating income as a percent of revenue	4%	4%	4%

Retail Store Automation revenue increased 13% in 2007 compared to 2006. In addition to foreign currency fluctuations, which provided 3% of benefit to the year-over-year revenue comparison, Retail Store Automation revenue experienced an improved mix of self-service technologies. In 2007, revenues from self-service technologies grew 20% compared to 2006. Operating income was $7 million higher in 2007 compared to 2006. The increase in operating income was primarily due to higher sales volume and a favorable mix of self-service technologies. This was partially offset by the $5 million of write-offs related to Radio Frequency Identification (RFID) goodwill and intangible assets due to the significant decrease in market value from slower than expected adoption of RFID in the marketplace. Operating income was also negatively impacted by competitive pricing pressures on traditional point of sale products and an increase in spending on research and development and demand creation in targeted self-service opportunities.

Retail Store Automation revenue increased 2% in 2006 compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Retail Store Automation revenue experienced an improved mix of self-service technologies. In 2006, revenues from self-service technologies continued to grow, comprising approximately 27% of Retail Store Automation revenue compared to 20% in 2005. Operating income was $4 million higher in 2006 compared to 2005. The increase in operating income was due to cost and expense reductions, higher sales volume, and a favorable mix of products sold, which more than offset the negative impact from competitive pricing pressures.

Customer Services are an essential component of our complete solution offerings. NCR’s Customer Services Division provides maintenance and support services for NCR’s products as well as some third-party products. Maintenance and support services include site design, staging, installation and implementation, and complete systems management.

We believe that customers value the integration of maintenance and support services with the hardware and software they purchase. We have taken steps to improve profitability by increasing the mix of revenue related to NCR-branded products, increasing the linkage between product engineering and the serviceability of our products, further reducing our infrastructure and service delivery costs, improving the remote diagnostics and serviceability of our products, and ensuring that our intellectual property (IP) rights have not been violated by third parties. During the last few years, we have been successful in increasing revenue by winning contracts for services of NCR-branded products, while reducing lower-margin revenue associated with the services of select third-party products.

The following table presents Customer Services revenue and operating income for the years ended December 31:

Customer Services	2007	2006	2005
In millions
Revenue	$1,943	$1,824	$1,838
Operating income	$134	$96	$50
Operating income as a percent of revenue	7%	5%	3%

Customer Services revenue increased 7% in 2007 compared to 2006. Foreign currency fluctuations provided 3% of benefit to the year-over-year revenue comparison. Revenue from the maintenance of Financial Self Service products increased 12%, and revenue from the maintenance of Retail Store Automation products increased 6% in 2007 compared to 2006. This increase was offset slightly as we selectively exited agreements to service lower-margin third-party products. Revenue from installation-related services increased due to the higher volumes of transactions in all geographic markets. Operating income improved by $38 million in 2007 due to higher revenue and structural changes to the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products.

Customer Services revenue decreased 1% in 2006 compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Revenue from the maintenance of Financial Self Service products increased 10%, and revenue from maintenance of Retail Store Automation products increased 3% in 2006 compared to 2005. However, overall revenues decreased as we selectively exited agreements to service lower-margin, third-party products. Installation-related services also decreased due to transactions in the prior period that did not recur, increased product revenue from indirect channels (which does not lead to installation revenue for NCR), and a decline in upgrade-related activity from the prior year. NCR’s strategic shift and structural changes made in the Customer Services business to optimize the efficiency of resources, as well as to increase the focus on maintenance of NCR-branded products, enabled operating income to improve $46 million in 2006 compared to 2005.

Systemedia provides printer consumables and products including paper rolls for ATMs and POS solutions, laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms and specialty media items. Systemedia products are designed to optimize operations and improve transaction accuracy while reducing overall costs.

The printer consumables market is highly fragmented and market consolidation continues due to lower levels of demand in traditional media products such as paper rolls, fax paper, ink ribbons and forms. To offset this decline, future growth is expected to come from new products such as two-sided thermal printing technology, which enables customers to print simultaneously on the front and back of various thermal media. To compete effectively in this market, we are focusing on reducing supply chain costs. This includes sourcing raw material and finished products from low-cost regions, reducing distribution costs, automating manufacturing to reduce labor and consolidating production, where possible.

The following table presents Systemedia revenue and operating income for the years ended December 31:

Systemedia	2007	2006	2005
In millions
Revenue	$455	$473	$504
Operating income	$14	$4	$—
Operating income as a percent of revenue	3%	1%	0%

Systemedia revenue in 2007 decreased 4% compared to 2006. Foreign currency fluctuations provided 2% of benefit to the year-over-year revenue comparison. Year-over-year revenue comparison was negatively impacted due to the full year impact of the sale of the U.S. forms and laser documents consumables portfolio in 2006, offset somewhat by an increase of revenues in the EMEA region. Operating income increased $10 million in 2007 primarily due to cost and expense reductions, which more than offset the negative impact of lower revenue.

Revenue for Systemedia decreased 6% in 2006 compared to 2005. Foreign currency fluctuations provided less than 1% of benefit to the year-over-year revenue comparison. Revenue was negatively impacted by $21 million due to the sale of the U.S. forms and laser documents consumables portfolio in the third quarter of 2006. Revenue also decreased as this business continues to see strong competition and de-emphasizes its focus on certain non-profitable countries. Operating income increased $4 million in 2006 due to a more favorable mix of revenue associated with licenses of newly developed products and cost and expense reductions, which more than offset the negative impact of lower revenue.

Payment & Imaging and Other provides end-to-end solutions for both traditional paper-based and image-based check and item processing. Our imaging solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, and consulting and support services, our comprehensive Payment & Imaging solutions enable check and item-based transactions to be digitally scanned, processed and retained within a flexible, scalable environment. Other business included in this segment primarily relates to a business in Japan.

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

The following table presents Payment & Imaging and Other revenue and operating income for the years ended December 31:

Payment & Imaging and Other	2007	2006	2005
In millions
Revenue	$156	$170	$165
Operating income	$5	$15	$16
Operating income as a percent of revenue	3%	9%	10%

Revenue for this segment decreased 8% in 2007 compared to 2006. Foreign currency fluctuations provided a 1% benefit to the year-over-year revenue comparison. As expected, revenue decreased as financial institutions continue to shift to digital imaging products from traditional paper processing systems. Operating income decreased due to lower revenues and an unfavorable geographic and product mix.

Revenue for this segment increased 3% in 2006 compared to 2005. Foreign currency fluctuations had less than a 1% negative impact on the year-over-year revenue comparison. Operating income decreased slightly in 2006 compared to 2005 due to the continued shift in our revenue base from higher-margin traditional processing equipment to imaging solutions as a result of regulatory changes related to Check 21.

Restructuring and Re-engineering

In the first quarter of 2007, NCR announced plans to realign its global manufacturing operations. These plans included:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland, facility to new product introductions and the manufacturing of high-complexity/low-volume solutions

•	Meeting volume demand in Europe, Middle East, Africa and Asia/Pacific through lower-cost manufacturing facilities in Hungary, China and India

•	Moving to a contract manufacturing model with Flextronics (formerly Solectron) in the Americas

This realignment, relating primarily to the Financial Self Service segment, has improved productivity and freed capital to invest in revenue-generating programs in sales, engineering and market development. As a result of these changes, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. As some employees were terminated prior to eligibility for severance and others continued employment in other parts of the Company, as well as due to the mix of employees differing from the originally expected employee mix, the amount of severance payouts were lower than originally anticipated. Accordingly, the Company reduced the restructuring reserves by $6 million during 2007 to reflect this change in estimate. The Company made $29 million in severance payments during the year ended December 31, 2007 related to this realignment activity. In addition, the Company incurred costs of $8 million associated with training, travel, professional services and impairment of stranded assets for the year ended December 31, 2007, which were directly related to the realignment initiative and were expensed as incurred. As of December 31, 2007, the Company has completed the majority of all transition activities related to the manufacturing realignment. Therefore, the 2008 costs related to the manufacturing realignment initiative are not expected to be material to the Company’s results.

In September 2007, NCR commenced a realignment program in Japan which was primarily focused on the Customer Services business. The realignment program included actions which were designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and has resulted in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million for employee severance, of which $19 million was recorded as cost of services and $8 million was recorded as selling, general and administrative expense. These amounts were recorded as discrete costs in accordance with SFAS 112, when the severance liability was determined to be probable and reasonably estimable. In the fourth quarter of 2007, the reserve increased by $2 million primarily due to additional employees identified under the realignment program. Related to this realignment, the Company made $22 million in severance payments during the year ended December 31, 2007. Beginning in 2008, this initiative is expected to result in an annualized cost savings of $10 to $12 million.

As of December 31, 2007, the Company has $18 million of remaining reserves for both of the above initiatives and these reserves are expected to be fully utilized during the first half of 2008.

Through 2007, we continued with our re-engineering plan announced in 2002 to drive operational efficiency throughout our Company. We targeted process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary costs and expenses from our business segments and corporate infrastructure organizations. In 2006, we achieved our target of delivering $350 million of annualized cost savings, using 2002 as a starting point.

Another element of our re-engineering initiative is our real estate consolidation and restructuring plan. During 2007, 21 properties were distributed to Teradata in connection with its spin-off. We also sold seven NCR properties, representing approximately a 3% reduction in total properties from 2006. During 2006, we reduced our number of properties by 51, representing approximately a 17% reduction in total properties from 2005. Although the reduction in number of properties is lower in 2007 and may be lower in future periods as compared to prior periods, we will continue to examine our portfolio of owned and leased properties in order to lower our overall facility costs.

Effects of Pension, Postemployment and Postretirement Benefit Plans

NCR’s costs and expense from continuing operations for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2007	2006	2005
Pension expense	$38	$122	$128
Postemployment expense	114	63	67
Postretirement (benefit) expense	(1)	—	3

Total expense	$151	$185	$198

The decrease in pension expense in 2007 was due primarily to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. Approximately 37% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 63% included in cost of products and services. The re-measurement of certain international plans necessitated by the spin-off of Teradata also reduced pension expense during the year, primarily due to increases in discount rates. We recorded $122 million of pension expense in 2006 versus $128 million of pension expense in 2005. This decrease was primarily due to the difference in cost between the 2005 and 2006 early retirement programs. The change in pension expense was also impacted by lower discount rates. We currently expect pension expense of approximately $40 million in 2008.

Postemployment expense (severance and disability medical) increased to $114 million compared to $63 million in 2006. This increase was primarily due to the manufacturing realignment and customer services realignment initiatives as discussed in this MD&A and Note 3, “Restructuring and Real Estate Transactions,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. Postemployment expense decreased by $4 million in 2006 compared to 2005. This was primarily driven by headcount, severance payment decreases and currency fluctuations. In 2007, approximately 84% of these amounts were included in cost of products and services, with the balance included in selling, general and administrative and research and development expenses.

Postretirement plans provided a $1 million benefit in 2007 compared to no expense in 2006. The decrease in expense was primarily due to favorable claims experience. There was no postretirement plan expense in 2006 compared to $3 million in 2005. This decrease was primarily due to favorable claims experience and adjustments to the design of our plans, such as changes in co-pays, contributions and deductibles.

Gross Margin

Gross margin as a percentage of revenue for 2007 increased slightly to 20.9% from 20.2% in 2006. Product gross margin decreased to 24.4% for 2007 compared to 25.7% in 2006. Product gross margin decreased primarily due to $48 million of costs in 2007 related to the Company’s manufacturing realignment. Services gross margins increased to 16.8% for 2007 from 14.0% in 2006 due to higher revenues from maintenance of NCR-branded products, lower service delivery costs, productivity improvements and a reduction in the number of service contracts related to lower-margin, third-party products, offset somewhat by $19 million of costs in 2007 related to the Company’s realignment of the Customer Services business in Japan.

Gross margin as a percentage of revenue for 2006 decreased slightly to 20.2% from 20.5% in 2005. Product gross margin decreased to 25.7% in 2006 from 26.9% in 2005 due to Financial Self Service product margins, which were negatively impacted by competitive pricing pressure, geographic mix, and transition and realignment costs related to ATM manufacturing and supply chain costs. Services gross margin improved to 14.0% in 2006 compared to 13.3% in 2005 as a result of the structural changes being made in the Customer Services business to optimize the efficiency of resources and to increase the focus on maintenance of NCR-branded products.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses,” were $821 million in 2007 compared to $773 million in 2006. As a percentage of revenue, total operating expenses improved to 16.5% in 2007 from 16.9% in 2006. Selling, general and administrative expenses increased by $22 million primarily due to investments in sales and demand creation in our Financial Self Service and Retail Store Automation businesses. This was offset by expense reductions of $6 million in our other operating segments. Expenses also increased by $13 million due to incremental stock-based compensation expense related to the modification of stock-based compensation awards in connection with the spin-off of Teradata. Research and development expenses increased $12 million in Financial Self Service and $6 million in Retail Store Automation as we prepared for new product introductions in 2008.

Our operating expenses were $773 million in 2006 compared to $816 million in 2005. As a percentage of revenue, total operating expenses were 16.9% in 2006 compared to 17.9% in 2005. The decrease in selling, general and administrative expenses of $37 million reflected our continued efforts to reduce our infrastructure expenses driven by information technology savings of $13 million, lower real estate costs of $19 million (including $7 million of gains from the sale of properties), savings from primarily human resource-related programs of $10 million and savings from operating segments of $6 million. The reduction in infrastructure expenses was partially offset by an $11 million increase in stock-based compensation as a result of adopting SFAS 123R. Research and development expenditures were $6 million lower in 2006 compared to 2005 and primarily include research and development activities for our two primary solution businesses. Research and development expenditures were lower as we continued to reduce discretionary spending and moved certain resources to lower cost regions.

Interest and Other Income Items

Interest expense was $24 million in 2007, $24 million in 2006 and $23 million in 2005. In 2003, the Company entered into an interest rate swap agreement that converted $50 million of debt to a variable rate. Although this variable rate was in line with the fixed rate as of December 31, 2007, changes in the interest rate markets could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher interest expense and cash outflows.

Other income, net, was $37 million in 2007, $29 million in 2006 and $9 million in 2005. Other income includes items such as minority interest, gains or losses on equity investments and interest income, which was $55 million in 2007, $35 million in 2006 and $21 million in 2005. The increase in interest income is primarily due to higher interest rates and increased cash balances. Other income, net in 2007 included $14 million of expense due to an increase in reserves related to the Fox River environmental matter.

Other income, net in 2006 included approximately $5 million of expense related to environmental matters and a $2 million write-down of an equity investment in Germany. Other income, net in 2005 included $10 million of expense due to the write-down of an equity investment in Germany, $13 million in real estate gains and $6 million of expense for funding to NCR’s foundation for charitable giving. Real estate gains in 2005 and prior were considered to be non-operational in nature and therefore were included in the determination of other income.

Income Taxes

The tax rate was 26% in 2007 and 5% in 2006. The tax rate was unfavorably impacted by a $10 million net adjustment to increase tax expense in 2007. See Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information on the net adjustment. The 2006 tax rate included non-recurring benefits from foreign exchange losses on remittances from foreign subsidiaries. The tax rate in 2005 included $181 million of tax benefits from the resolution of prior-year tax audits and $9 million of benefits from an adjustment to the Company’s tax accounts in the United Kingdom. See Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information on these prior-year tax items. We anticipate that our effective tax rate will be approximately 25% in 2008. However, changes in profit mix or other events, such as tax audit settlements, could change this rate.

The Company currently has unresolved examinations with the Internal Revenue Service (IRS) for 2000–2004. In addition, the IRS has commenced its examination of 2005 and 2006. In 2008, the Company expects to reach agreement with the IRS for all U.S. federal tax matters pertaining to 2000–2006. Due to the complexity of the issues and the number of open years, it is not practical to estimate a range of unrecognized tax benefits that may be realized upon closure of the 2000–2006 IRS examinations at this time. Other than this matter, the Company does not expect any substantial changes in other significant uncertain tax benefits in the next twelve months.

Results of Discontinued Operations

For the years ended December 31	2007 [1]	2006	2005
Total revenue	$1,223	$1,560	$1,467
Total operating expenses	1,046	1,241	1,177

Pretax income from discontinued operations	177	319	290
Income tax expense	74	88	77

Income from discontinued operations	$103	$231	$213

[1]	NCR completed the spin-off of the Teradata Data Warehousing business on September 30, 2007.

Due to the spin-off, the Teradata Data Warehousing business has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. Income from discontinued operations for the year ended December 31, 2007 was lower since only nine months of operations were included in 2007, and due to approximately $55 million of spin-related costs that were non-recurring and directly related to affecting the spin-off transaction on September 30, 2007. These non-recurring costs were primarily for investment banking, legal, tax, accounting, and other professional and consulting fees. In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF No. 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata were excluded from discontinued operations and recorded in NCR’s continuing operations as they will be ongoing expenses of NCR. These corporate overhead expenses relate to general management, tax, investor relations, and public relations and total $4 million for the year ended December 31, 2007, $7 million for the year ended December 31, 2006 and $6 million for the year ended December 31, 2005. See Note 12, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Report for additional information related to the Teradata spin-off.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows the changes in net cash provided by operating activities and capital expenditures from NCR’s continuing operations for the years ended December 31:

In millions	2007	2006	2005
Net cash provided by operating activities from continuing operations	$151	$190	$315
Less: Expenditures for property, plant and equipment	(64)	(99)	(55)
Less: Additions to capitalized software	(48)	(45)	(37)

Free cash flow from continuing operations	$39	$46	$223

For 2007, cash provided by operating activities decreased by $39 million, capital expenditures decreased by $35 million and additions to capitalized software increased by $3 million, resulting in a net decrease in free cash flow of $7 million compared to 2006. The decrease in cash provided by operating activities was primarily driven by higher accounts receivable due to increased revenue volume in the Company’s fourth quarter. In addition, cash provided by operating activities and free cash flow in 2007, were impacted by approximately $55 million of cash payments related to the manufacturing realignment and Japan realignment initiatives primarily for severance and transition costs. For 2006, cash provided by operating activities decreased by $125 million driven by higher accounts receivable and inventories as well as lower deferred taxes. Accounts receivable balances were higher due to increased revenue volume. Inventories were higher primarily due to increased spending on service parts driven by demands associated with higher services revenue and increases in Financial Self Service due to the ramp-up of our manufacturing facility in Hungary. The reduction in deferred taxes was driven by a higher than normal amount of deferred tax benefits in 2005. Partially offsetting these items were improvements in payables and improved net income (net of non-cash items). Capital expenditures were higher in 2006 due to certain planned expenditures related to real estate initiatives and replacement of an older aircraft. We expect free cash flow to be higher in 2008 as a result of higher operating income and the timing of working capital items between 2007 and 2008.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. In 2007, these other investing activities included net proceeds of $31 million from the sale of property and $12 million of cash used primarily for acquisition-related activity. Our financing activities in 2007 included a $200 million cash contribution to Teradata in connection with the spin-off. In addition, financing activities primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During 2007, cash outflows from share repurchases were $83 million as compared to $280 million in 2006. In 2007, NCR did not purchase shares from the open market until after the spin-off of Teradata was completed on September 30, 2007. Cash inflows from stock plans were $48 million in 2007 compared to $89 million in 2006; the decrease was driven by a decline in the number of options exercised by employees. The net impact of our share purchases and issuances in 2007 was a reduction of approximately one million shares outstanding as compared to 2006. The share repurchases are part of a program authorized by NCR’s Board of Directors. Going forward, the amount of share repurchases may vary from past years depending on several factors, including the amount of exercises of stock compensation awards and employee stock purchase plan activity.

Net cash provided by discontinued operations was $154 million during 2007 compared to $210 million during the prior-year period. Cash flow from discontinued operations was lower in 2007 due to the spin-off of Teradata on September 30, 2007. Further, cash provided by discontinued operations was impacted by approximately $38 million of spin-related payments primarily related to legal, accounting, professional and consulting fees, to affect the spin-off of Teradata.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2007, with projected cash payments in the years shown:

In millions	Total Amounts	2008	2009- 2010	2011- 2012	2013 and thereafter	All Other
Debt obligations	$308	$1	$302	$—	$5	$—
Interest on debt obligations	38	22	12	1	3	—
Lease obligations	254	54	78	54	68	—
Uncertain tax positions	201	—	—	—	—	201
Purchase obligations	432	320	48	47	17	—

Total obligations	$1,233	$397	$440	$102	$93	$201

As of December 31, 2007, we have short- and long-term debt totaling $308 million, of which a significant portion is from our senior unsecured notes due in 2009. In 2003, $50 million of the notes were converted to a variable rate through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15. The notes contain certain covenants typical of this type of debt instrument.

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

We have short- and long-term liabilities in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties and several guarantees to third parties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report.

We have a $201 million liability related to our uncertain tax positions under FIN 48. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9 of the Notes to Consolidated Financial Statements, “Employee Benefit Plans,” included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. retirement plans improved from an over-funded position of $95 million in 2006 to an over-funded position of $224 million in 2007. The increase is attributable to a decrease in expected benefit obligations resulting from an increase in the discount rate used to calculate the present value of future pension liabilities and pension asset returns. The funded status of our international retirement plans also improved from an over-funded position of $39 million in 2006 to an over-funded position of $94 million in 2007. Asset returns, Company contributions and increases in many of our discount rate assumptions all contributed positively to the improvement. The Company did not make any contributions to its U.S. qualified pension plan in 2007, and we do not expect to be required to make any contributions in 2008. During 2006, a new law was enacted in the U.S. that could impact the funding requirements for our U.S. pension plan in future years. This legislation altered the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. Contributions to international and executive pension plans are expected to decrease from $92 million in 2007 to approximately $90 million in 2008.

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility as of December 31, 2007.

Our cash and cash equivalents totaled $952 million as of December 31, 2007. We believe our cash flows from operations, the credit facilities (existing and/or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facility and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Off-Balance Sheet Arrangements We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any material, unconsolidated SPE transactions.

See Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with NCR’s business activities.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Our senior management has reviewed these critical accounting policies and related disclosures with our independent registered public accounting firm and the Audit Committee of our Board of Directors (see Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which contains additional information regarding our accounting policies and other disclosures required by GAAP).

Revenue Recognition NCR's product revenue consists of sales of hardware and software from the Company's reportable segments. Service revenue consists of sales of service contracts, installation revenue, maintenance revenue and professional consulting revenue. NCR records revenue when it is realized, or realizable, and earned. NCR considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance requirements are complete. For service sales, revenue is recognized as the services are provided.

NCR's solution offerings typically include hardware, software, professional consulting and maintenance support services, and accordingly, the Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, NCR applies the provisions of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, NCR evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered items is considered probable and substantially in control of NCR. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

A majority of NCR's solutions contain software that is more than incidental to the hardware and services. Revenue related to software and software-related elements is recognized in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. Revenue for non-software-related elements, for which software is not essential to the functionality, is recognized in accordance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. In situations where there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement's consideration. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Revenue for maintenance support services is recognized on a straight-line basis over the term of the service contract. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

Revenue recognition for complex contractual arrangements requires a greater degree of judgment, including a review of specific contracts, past experience, creditworthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Allowance for Doubtful Accounts We evaluate the collectibility of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using both percentages of our accounts receivable balances as an overall proxy to reflect historical average credit losses and specific provision for known issues. The percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied to all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectibility of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts for NCR’s continuing operations as of December 31 was $19 million in 2007, $18 million in 2006 and $18 million in 2005. These allowances represent, as a percent of gross receivables, 1.6% in 2007, 1.7% in 2006 and 1.9% in 2005. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. If economic conditions deteriorate, we may increase our reserves for doubtful accounts.

Inventory Valuation Inventories are stated at the lower of cost or market, using the average cost method. Each quarter, our reportable segments reassess raw materials, work-in-process, parts and finished equipment inventory costs to identify purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and require each reportable segment to ensure that inventory balances are adjusted for any inventory exposure due to age or excess of cost over market value.

We have inventory in more than 40 countries around the world. We purchase inventory from third party suppliers and manufacture inventory at our plants. This inventory is transferred to our distribution and sales organizations at cost plus mark-up. This mark-up is referred to as inter-company profit. Each quarter, we review our inventory levels and analyze our inter-company profit for each of our segments to determine the correct amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted.

Our excess and obsolete reserves for inventory related to continuing operations were $147 million in 2007, $206 million in 2006 and $241 million in 2005. These reserves represent, as a percent of gross inventory, 17.0% in 2007, 24.3% in 2006 and 29.8% in 2005. The decrease in excess and obsolete reserve is largely due to the sale and scrapping of fully reserved inventory in 2007 and 2006 as well as due to more active management and utilization of service parts. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our reportable segments, and we do not anticipate any changes to our policy in the near term.

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the extended warranty period.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability based upon an estimated cost to provide the service over the warranty period.

Total warranty costs for continuing operations were $41 million in 2007, $35 million in 2006 and $41 million in 2005. Warranty costs as a percent of total product revenues were 1.5% in 2007, 1.4% in 2006 and 1.7% in 2005. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Pension, Postretirement and Postemployment Benefits We account for defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postretirement plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer’s Accounting for Postretirement Benefits Other Than Pensions, and our postemployment plans are accounted for in accordance with SFAS 112. Beginning December 31, 2006, we also apply SFAS 158, which amends each of these three standards, primarily related to balance sheet presentation and disclosure requirements. We have significant pension, postretirement and postemployment benefit costs and credits, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postretirement and postemployment expenses impact all of our segments, while pension expense is reported at the corporate level and is excluded from our segment results.

The key assumptions used in developing our 2007 expense were discount rates of 5.8% for our U.S. pension plans and 5.5% for our postretirement plan. We used an expected return on assets assumption of 8.0% for our U.S. plans in 2007. The U.S. plans represent 61% and 100% of total pension and postretirement plan obligations as of December 31, 2007, respectively. Holding all other assumptions constant, a 0.25% decrease in the discount rate used for the U.S. plans would have increased 2007 expense by approximately $9 million ($9 million in pension expense and an immaterial change in postretirement expense). Due to the effect of the amortization method described in more detail in Note 9, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, a 0.25% increase in the discount rate used for the U.S. plans would have decreased expense by $0.3 million ($0.3 million in pension expense and an immaterial change in postretirement expense). A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2007 pension expense by approximately $8 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. In determining 2008 pension and postretirement expense for the U.S. plans, we intend to use discount rates of 6.25% and 6.0%, respectively, and an expected rate of return on assets assumption of 7.75%. The most significant assumption used in developing our 2007 postemployment plan expense was the assumed rate of involuntary turnover of 5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2007 expense by approximately $4 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies. To the extent that the amount of a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts would be reflected as receivables in our consolidated financial statements.

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

Our reserve for the Fox River matter as of December 31, 2007 was approximately $85 million (after taking into consideration amounts expected to be recovered under an indemnity agreement, discussed in Note 11). The considerations we took into account in estimating our reserve are set forth in Note 11. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

In setting our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability, which we expect will be paid out over a period of at least 12 years (and likely as long as 20 years), will depend on a number of factors, the most significant of which include:

•

The total clean-up costs for the site (we use the best estimate within a range of reasonably possible outcomes – $613 million – which consists of the current estimate of the lower river clean-up developed by the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 20% contingency for both);

•	The total natural resource damages for the site (we use a best estimate of $76 million, which is based on current information available to us);

•

The share NCR and API will jointly bear of the total clean-up costs (we use the low end of the range, which is based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the Fox River) and of natural resource damages (we use a best estimate);

•

The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (we use 45% for the first $75 million and 40% for amounts in excess of $75 million; these percentages are set by an agreement between NCR and API, and an arbitration award); and

•

Our transaction costs to defend NCR in this matter, including participation in litigation to establish proper allocation shares (we have estimated the costs we are likely to incur through 2019, the end of the time period the Governments have projected it will take to design and implement the remedy for the Fox River; additionally, in the quarter ended December 31, 2007, we increased the reserve by $12 million to include anticipated costs for litigation to establish various PRPs’ allocable responsibilities for clean-up costs, including NCR’s share).

AT&T Inc. (AT&T) and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of amounts for the Fox River incurred by NCR over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $30 million as of December 31, 2007, and is deducted in determining the net reserve discussed above.

While it remains difficult to predict, there could be some significant near-term changes to some of the above-described assumptions that could have a material effect on the amount of our reserve. Also, there are other estimates for some of these factors that are significantly higher than the estimates described above, and with regard to the third factor – the NCR/API share of total Fox River costs – there is such uncertainty that we cannot quantify the high end of the range of such estimates. In any event, assuming, for example, that the assumptions described above are each doubled (except where that would be inconsistent with an existing agreement or arbitration award, where the resulting doubled percentage would exceed 100%, or where the component project is to be completed in the next year), our payments for the potential liabilities for the Fox River matter would be approximately $209 million (to be paid out over at least the 12 year period ending in 2019, and likely as long as 20 years). As discussed above, AT&T and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of amounts incurred by the Company over a certain threshold. The $209 million estimate assumes that AT&T and Alcatel-Lucent will make such payments. If we were in fact required to pay an amount such as $209 million for NCR’s share of the Fox River liabilities, it would have a moderate, but manageable, impact on our liquidity and capital resources, assuming that such amount were required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity and capital resources.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

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

If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. The impact to our effective tax rate would be an increase of one percentage point for each increase of $2.3 million to the valuation allowance as of December 31, 2007.

We had valuation allowances of $441 million as of December 31, 2007, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. As of December 31, 2006, the valuation allowance was $686 million. Future changes in local country profitability could result in discrete changes affecting the need for valuation allowances.

Beginning January 1, 2007, the Company now evaluates its estimates and judgments related to uncertain tax positions in accordance with FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

Stock-based Compensation We account for employee stock-based compensation costs in accordance with SFAS 123R, which requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. Further, as required under SFAS 123R, we estimate forfeitures for options granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ from our current estimates.

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of the three-year performance period. The number of shares that will be earned can vary based on actual performance. No shares will vest if the objectives are not met, and in the event the objectives are exceeded, additional shares will vest up to a maximum amount. The cost of these awards is expensed over the performance period based upon management’s estimates of achievement against the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2007 as compared to 2006 based on comparable weighted averages for our functional currencies. This had a favorable impact of 3% on 2007 revenue versus 2006 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases of $10 million as of December 31, 2007 and $22 million as of December 31, 2006 in the fair value of the hedge portfolio. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases of $10 million as of December 31, 2007 and $22 million as of December 31, 2006 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value. The interest rate risk associated with our borrowing and investing activities as of December 31, 2007 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2007, we did not have any major concentration of credit risk related to financial instruments.

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

/s/ William Nuti	/s/ Anthony Massetti
William Nuti	Anthony Massetti
Chairman of the Board,	Senior Vice President and
Chief Executive Officer and President	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation, and, effective December 31, 2006, changed its method of accounting for defined benefit pension, postretirement, and postemployment plans. Further, as discussed in Note 7, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

Dayton, Ohio

February 29, 2008

Consolidated Statements of Operations

In millions, except per share amounts

For the years ended December 31	2007	2006	2005
Revenue
Product revenue	$2,693	$2,428	$2,422
Service revenue	2,277	2,154	2,139

Total revenue	4,970	4,582	4,561

Operating Expenses
Cost of products	2,035	1,803	1,771
Cost of services	1,895	1,852	1,854
Selling, general and administrative expenses	684	654	691
Research and development expenses	137	119	125

Total operating expenses	4,751	4,428	4,441

Income from operations	219	154	120

Interest expense	24	24	23
Other income, net	(37)	(29)	(9)

Income from continuing operations before income taxes	232	159	106
Income tax expense (benefit)	61	8	(210)

Income from continuing operations	171	151	316
Income from discontinued operations, net of tax	103	231	213

Net income	$274	$382	$529

Income per common share from continuing operations
Basic	$0.95	$0.84	$1.71

Diluted	$0.94	$0.83	$1.67

Net income per common share
Basic	$1.52	$2.12	$2.86

Diluted	$1.50	$2.09	$2.80

Weighted average common shares outstanding
Basic	180.1	180.0	185.0
Diluted	182.7	182.9	189.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

In millions, except per share amounts

As of December 31	2007	2006
Assets
Current assets
Cash and cash equivalents	$952	$947
Accounts receivable, net	1,167	1,016
Inventories, net	717	641
Other current assets	252	265
Current assets related to discontinued operations	—	463

Total current assets	3,088	3,332

Property, plant and equipment, net	313	314
Goodwill	64	60
Prepaid pension cost	776	635
Deferred income taxes	210	212
Other assets	329	272
Long-term assets related to discontinued operations	—	402

Total assets	$4,780	$5,227

Liabilities and stockholders' equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	516	467
Payroll and benefits liabilities	231	213
Deferred service revenue and customer deposits	359	318
Other current liabilities	423	385
Current liabilities related to discontinued operations	—	386

Total current liabilities	1,530	1,770

Long-term debt	307	306
Pension and indemnity plan liabilities	433	446
Postretirement and postemployment benefits liabilities	359	395
Deferred income taxes	45	27
Income tax accruals	165	132
Other liabilities	165	147
Minority interests	19	20
Long-term liabilities related to discontinued operations	—	103

Total liabilities	3,023	3,346

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2007 and December 31, 2006	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 178.2 and 178.9 shares issued and outstanding as of December 31, 2007 and December 31, 2006 respectively	2	2
Paid-in capital	683	655
Retained earnings	1,608	1,900
Accumulated other comprehensive loss	(536)	(676)

Total stockholders' equity	1,757	1,881

Total liabilities and stockholders' equity	$4,780	$5,227

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

In millions

For the years ended December 31	2007	2006	2005
Operating activities
Net Income	$274	$382	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(103)	(231)	(213)
Depreciation and amortization	110	104	113
Stock-based compensation expense	42	20	4
Excess tax benefit from stock-based compensation	(9)	(10)	—
Deferred income taxes	(7)	8	80
Non-cash income tax adjustment	—	—	(181)
Other adjustments to income, net	(2)	(9)	(2)
Changes in operating assets and liabilities:
Receivables	(166)	(66)	21
Inventories	(76)	(76)	(13)
Current payables and accrued expenses	52	67	(35)
Deferred service revenue and customer deposits	43	32	24
Employee severance and pension	(31)	24	35
Other assets and liabilities	24	(55)	(47)

Net cash provided by operating activities	151	190	315

Investing activities
Expenditures for property, plant and equipment	(64)	(99)	(55)
Proceeds from sales of property, plant and equipment	31	59	11
Additions to capitalized software	(48)	(45)	(37)
Other investing activities, business acquisitions and divestitures, net	(12)	(6)	(17)

Net cash used in investing activities	(93)	(91)	(98)

Financing activities
Repurchases of Company common stock	(83)	(280)	(415)
Excess tax benefit from stock-based compensation	9	10	—
Short-term borrowings, repayments	—	(1)	—
Long-term debt, additions	—	1	—
Proceeds from employee stock plans	48	89	138
Distribution to discontinued operations	(200)	—	—
Other financing activities, net	(1)	(3)	—

Net cash used in financing activities	(227)	(184)	(277)

Cash Flows from Discontinued Operations
Net cash provided by operating activities	223	292	199
Net cash used in investing activities	(74)	(89)	(63)
Net cash provided by financing activities	5	7	—

Net cash provided by discontinued operations	154	210	136

Effect of exchange rate changes on cash and cash equivalents	20	12	(16)

Increase in cash and cash equivalents	5	137	60
Cash and cash equivalents at beginning of period	947	810	750

Cash and cash equivalents at end of period	$952	$947	$810

Supplemental data
Cash paid during the year for:
Income taxes	$123	$60	$50
Interest	$24	$24	$23

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity

In millions

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
December 31, 2004	187	$2	$1,030	$989	$65	$2,086
Employee stock purchase and stock compensation plans	7	—	179	—	—	179
Repurchase of Company common stock	(12)	—	(415)	—	—	(415)

Subtotal	182	2	794	989	65	1,850

Net income	—	—	—	529	—	529
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	(98)	(98)
Unrealized gains on securities, net of tax benefit of $2	—	—	—	—	4	4
Changes in additional minimum pension liability, net of tax benefit of $134	—	—	—	—	(269)	(269)
Unrealized gain on derivatives, net of tax expense of $2	—	—	—	—	19	19

Comprehensive income	—	—	—	529	(344)	185

December 31, 2005	182	$2	$794	$1,518	$(279)	$2,035
Employee stock purchase and stock compensation plans	5	—	141	—	—	141
Repurchase of Company common stock	(8)	—	(280)	—	—	(280)
Adoption of FASB Statement No. 158	—	—	—	—	(710)	(710)

Subtotal	179	2	655	1,518	(989)	1,186

Net income	—	—	—	382	—	382
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	39	39
Unrealized losses on securities	—	—	—	—	(2)	(2)
Changes in additional minimum pension liability, net of tax expense of $133	—	—	—	—	279	279
Unrealized losses on derivatives	—	—	—	—	(3)	(3)

Comprehensive income	—	—	—	382	313	695

December 31, 2006	179	$2	$655	$1,900	$(676)	$1,881
Employee stock purchase and stock compensation plans	2	—	115	—	—	115
Repurchase of Company common stock	(3)	—	(83)	—	—	(83)
Adoption of FIN 48	—	—	—	(5)	—	(5)

Subtotal	178	2	687	1,895	(676)	1,908

Net income	—	—	—	274	—	274
Other comprehensive income (loss):
Currency translation adjustments	—	—	—	—	15	15
Unrealized losses on securities, net of tax benefit of $1	—	—	—	—	(4)	(4)
Benefit plans, net (Note 9)	—	—	—	—	120	120
Unrealized losses on derivatives, net of tax benefit of $1	—	—	—	—	(3)	(3)

Comprehensive income	—	—	—	274	128	402
Spin-off of Teradata	—	—	(4)	(561)	12	(553)

December 31, 2007	178	$2	$683	$1,608	$(536)	$1,757

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Significant Accounting Policies

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide solutions worldwide that are designed specifically to enable NCR’s customers to connect, interact and transact with their customers.

NCR provides specific solutions for a range of industries including retail, financial, travel and hospitality, health care, entertainment and gaming, and public sector. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Classification of operations following Teradata Spin-off On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007. Upon the distribution of Teradata, NCR stockholders received 100% (approximately 181 million shares) of the common stock of Teradata, which is now an independent public company trading under the symbol “TDC” on the New York Stock Exchange.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Form 10-K. See Note 12, “Discontinued Operations” for a further discussion of the spin-off of Teradata. Unless otherwise stated, these Notes to Consolidated Financial Statements exclude information related to the Teradata Data Warehousing business.

In connection with the spin-off of Teradata, the Company incurred approximately $71 million of costs in 2007. These costs were primarily for legal, accounting, other professional and consulting fees. Approximately $55 million was directly related and incurred to affect the spin-off and have been included in income from discontinued operations in the Consolidated Statement of Operations. The remaining spin-related costs of $16 million have been included in the results of continuing operations, primarily in selling, general and administrative expenses for the year ended December 31, 2007. The spin-related costs included in continuing operations are primarily due to the modifications of stock options and restricted stock awards to NCR employees in connection with the spin-off.

Out of Period Adjustments In the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $17 million relating to immaterial errors originating in prior years. The adjustment is composed of an increase to income tax expense of $25 million due to an understatement of income tax expense in the years 2001 through 2006 relating to the accounting for income taxes on intercompany profit. This adjustment was offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Of the total $17 million adjustment, the amount recorded in the results from continuing operations was $10 million and the remaining $7 million was recorded in the results from discontinued operations. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2007 results was immaterial to the results of operations.

The results of continuing operations for 2005 included the benefit of a $6 million ($4 million after-tax) reduction of accruals recorded in periods prior to 2005 for purchased goods and services. The reversal resulted in a reduction of selling, general and administrative expenses of $2 million and a reduction of cost of products and services of $4 million. The reversal also resulted in a $1 million benefit to income from discontinued operations. The over-accrual was primarily due to the incorrect acknowledgement of goods and services received. The Company determined that the impact of this item in all prior interim and annual periods and to 2005 results was immaterial to the results of operations.

The income tax benefit for 2005 also included a non-cash $9 million benefit from an adjustment to the Company’s tax accounts in the United Kingdom. The adjustment is related to tax items that were originally recorded in years prior to 2003. The Company determined that the impact of this adjustment was immaterial to the results of operations for 2005 and prior periods.

Basis of Consolidation The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR owns between 20% and 50%, and therefore, exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no representation on the company’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company has determined it is the primary beneficiary, consolidation of that entity is required.

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

Revenue Recognition NCR’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables, and other applicable revenue recognition guidance and interpretations. The Company records revenue, net of taxes, when it is realized, or realizable, and earned. The Company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance requirements are complete. For service sales, revenue is recognized as the services are provided or ratably over the service period.

NCR frequently enters into multiple-element arrangements with its customers involving hardware, software, professional consulting and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, NCR applies the provisions of Issue 00-21 to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

A majority of NCR’s solutions contain software that is more than incidental to the hardware and services. Revenue related to software and software-related elements is recognized in accordance with SOP 97-2. In situations where there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. For the year ended December 31, 2007, the amount from bill and hold transactions approximated 1% of consolidated revenue.

Shipping and Handling Costs related to shipping and handling are primarily included in cost of products in the Consolidated Statements of Operations.

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

Long-Lived Assets

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and are amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four years beginning when the asset is substantially ready for use as this is considered to approximate the usage pattern of the software.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company amortizes capitalized software on a sum-of-the-years’ digits basis over three years beginning when the product is available for general release, as this is considered to approximate the sales pattern of the software. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to capitalized software:

In millions	2007	2006	2005
Beginning balance at January 1	$69	$59	$57
Capitalization	48	47	36
Amortization	(42)	(37)	(34)

Ending balance at December 31	$75	$69	$59

Goodwill Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires the identification of reporting units, which NCR has determined to be the operating segments described in Note 13, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements, with the exception of Retail Store Automation, which is further divided into reporting units for self-service technologies, radio frequency identification (RFID) systems and traditional POS. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually in the fourth quarter. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

Assets classified as held for sale in accordance with the criteria outlined in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets are not depreciated.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment, software and equity method investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable as well as in the period in which the held for sale criteria of SFAS 144 are met. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company offers extended warranties to its customers. NCR considers extended warranties to be no different than a normal service contract and therefore, accounts for the extended warranty by deferring revenue equal to the fair value of the warranty and recognizes the deferred revenue over the extended warranty term.

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

Pension, Postretirement and Postemployment Benefits NCR has significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, NCR also uses subjective factors, such as withdrawal rates and mortality rates to develop the Company’s valuations. NCR generally reviews and updates these assumptions on an annual basis. NCR is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that NCR uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense the Company has recorded or may record.

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

Derivative Instruments In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing exposure to credit risk in the event of nonperformance.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes that the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2007 cannot currently be reasonably determined or are not currently considered probable.

Legal costs related to loss contingencies are typically expensed as incurred, except for certain costs associated with NCR’s environmental remediation obligations. Costs and fees associated with litigating the extent and type of required remedial actions and the allocation of remediation costs among potentially responsible parties are typically included in the measurement of the environmental remediation liabilities.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, which prescribes a comprehensive model to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. Upon adoption of FIN 48, our financial statements reflect expected future tax consequences of such uncertain positions assuming the taxing authorities’ full knowledge of the position and all relevant facts. The cumulative effect upon adoption of FIN 48 was to increase our accrual for uncertain tax positions by $5 million, which has been recorded in retained earnings as of January 1, 2007 in the accompanying Consolidated Balance Sheet. Refer to Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements for further information on NCR’s accounting for income taxes.

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. Refer to Note 8, “Employee Stock Compensation Plans,” of the Notes to Consolidated Financial Statements for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share are as follows (in millions, except earnings per share):

For the years ended December 31	2007	2006	2005
Income from continuing operations	$171	$151	$316
Income from discontinued operations	103	231	213

Net income applicable to common shares	$274	$382	$529

Weighted average outstanding shares of common stock	180.1	180.0	185.0
Dilutive effect of employee stock options and restricted stock	2.6	2.9	4.1

Common stock and common stock equivalents	182.7	182.9	189.1
Basic earnings per share:
From continuing operations	$0.95	$0.84	$1.71
From discontinued operations	$0.57	$1.28	$1.15

Total earnings per share (Basic)	$1.52	$2.12	$2.86

Diluted earnings per share:
From continuing operations	$0.94	$0.83	$1.67
From discontinued operations	$0.56	$1.26	$1.13

Total earnings per share (Diluted)	$1.50	$2.09	$2.80

Options to purchase less than 0.1 million shares of common stock for 2007, less than 0.1 million shares for 2006 and 1.7 million shares for 2005 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees. In 2007 and 2006, the Company measured stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. In 2005, the Company accounted for stock-based compensation using the intrinsic value-based method, which required compensation expense to be recognized when the market price of the underlying award exceeded the exercise price on the date of grant. Refer to Note 8, “Employee Stock Compensation Plans,” of the Notes to Consolidated Financial Statements for more information on NCR’s stock-based compensation plans.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value for recognition or disclosure purposes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

Statement of Financial Accounting Standards No. 141 (revised 2007) In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations which applies to all transactions or events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position results of operations or liquidity; however, our accounting for all business combinations after adoption will comply with the new statement.

Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Note 2 Supplemental Financial Information – Continuing Operations (in millions)

For the years ended December 31	2007	2006	2005
Other income
Interest income	$(55)	$(35)	$(21)
Net gains on real estate	—	—	(13)
Fox River provision (Note 11)	14	—	—
Impairment of equity investment (Note 4)	—	2	10
Other, net	4	4	15

Total other income, net	$(37)	$(29)	$(9)

At December 31		2007	2006
Accounts receivable
Trade		$1,122	$990
Other		64	44

Accounts receivable, gross		1,186	1,034
Less: allowance for doubtful accounts		19	18

Total accounts receivable, net		$1,167	$1,016

Inventories
Work in process and raw materials, net		$138	$106
Finished goods, net		194	197
Service parts, net		385	338

Total inventories, net		$717	$641

Other current assets
Current deferred tax assets		$63	$106
Other		189	159

Total other current assets		$252	$265

Property, plant and equipment
Land and improvements		$42	$41
Buildings and improvements		334	316
Machinery and other equipment		685	668

Property, plant and equipment, gross		1,061	1,025
Less: accumulated depreciation		748	714

Subtotal		313	311
Buildings and improvements held for sale, net		—	3

Total property, plant and equipment, net		$313	$314

Accumulated other comprehensive loss, net of tax
Currency translation adjustments		$89	$79
Unrealized gain on securities		9	13
Unrealized (loss) gain on derivatives		(1)	1
Actuarial losses and prior service costs on employee benefit plans		(633)	(742)

Total accumulated other comprehensive loss from continuing operations		$(536)	$(649)
Total accumulated other comprehensive loss from discontinued operations		—	(27)

Total accumulated other comprehensive loss		$(536)	$(676)

Note 3 Restructuring and Real Estate Transactions

Manufacturing Realignment On January 11, 2007, NCR announced plans to realign its global manufacturing operations. These plans included:

•	Reducing manufacturing operations and shifting the focus of the Dundee, Scotland facility to new product introductions and the manufacturing of high-complexity/low-volume solutions;

•	Meeting volume demand in Europe, Middle East, Africa and Asia/Pacific through lower-cost manufacturing facilities in Hungary, China and India; and

•	Moving to a contract manufacturing model with Flextronics (formerly, Solectron) in the Americas.

This realignment has improved overall productivity and freed capital to invest in revenue-generating programs in sales, engineering and market development. As a result of these changes, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million total, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $9 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. As some employees were terminated prior to eligibility for severance and others continued employment in other parts of the Company, as well as due to the mix of employees differing from the originally expected employee mix, the amount of severance payout was lower than originally anticipated. Accordingly, the Company reduced the restructuring reserves by $6 million during 2007 to reflect this change in estimate. The Company made $29 million in severance payments during the year ended December 31, 2007 related to this realignment activity. In addition, the Company incurred costs of $8 million associated with training, travel, professional services and impairment of stranded assets for the year ended December 31, 2007, which were directly related to the realignment initiative and were expensed as incurred. As of December 31, 2007, the majority of all transition activities related to the manufacturing realignment was completed.

Customer Services Realignment In September 2007, NCR commenced a realignment program in Japan which was primarily focused on the Customer Services business. The realignment program includes actions designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and has resulted in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million for employee severance, of which $19 million was recorded as cost of services and $8 million was recorded as selling, general and administrative expense. These amounts were recorded as discrete costs in accordance with SFAS 112, when the severance liability was determined to be probable and reasonably estimable. In the fourth quarter of 2007, the Company increased the reserve by $2 million primarily due to additional employees identified in the realignment program. Related to this realignment, the Company made $22 million in severance payments during the year ended December 31, 2007.

The following table summarizes the costs recorded for these realignment activities and the remaining liabilities as of December 31, 2007, which is included in the consolidated balance sheet in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations will be primarily paid during the first six months of 2008.

In millions	Employee Severance and Other Benefits
Restructuring reserve liability
Beginning balance as of January 1, 2007	$—
Costs recognized during the year ended December 31, 2007	73
Payments during the year ended December 31, 2007	(51)
Change in estimate during the year ended December 31, 2007	(4)

Ending balance as of December 31, 2007	$18

The costs for these realignment activities primarily relate to the Company’s Financial Self Service and Customer Services segments.

In 2006, to further improve profitability in Customer Services, NCR offered an early retirement program to qualified Customer Service engineers in the United States. As a result of participant election, the Company recorded an increase in pension expense during the first quarter of 2006 of $9 million. In addition, the Company recorded an increase in pension expense during the second quarter of 2005 of $19 million, which also related to an early retirement program to qualified Customer Service engineers in the United States.

In 2006, the Company recognized $9 million ($7 million after-tax) in net gains from the disposal of real estate related to continuing operations. The net book value of these properties sold was $40 million. The net proceeds of $49 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statements of Cash Flows. The Company recognized $13 million ($11 million after-tax) in 2005 in net gains from the disposal of real estate, which were recorded in other income, net from continuing operations in the Consolidated Statement of Operations, as these disposals were considered to be non-operational in nature.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax total restructuring cost of $16 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. The balance of this liability as of December 31, 2006 was $6 million which related entirely to continuing operations. During 2007, the reserve increased by $1 million primarily due to changes in estimated vacant periods, resulting in a reserve balance of $7 million as of December 31, 2007.

Note 4 Business Combinations, Divestitures and Equity Investments

The Company has completed several strategic acquisitions related to its continuing operations. In 2007, the Company completed one acquisition and minority investments in two companies, for a total cost of approximately $11 million. The Company completed two acquisitions and purchased the remaining 5% minority interest in one of our subsidiaries during 2006 for a total cost of approximately $19 million. The Company also completed two acquisitions during 2005 for a total cost of approximately $21 million. A description of each acquisition, all of which were paid primarily in cash, is as follows:

2007 Acquisitions and Equity Investments

•	Acquisition of Touch Automation, LLC on December 31, 2007 to extend NCR’s self-service portfolio into the digital media merchandising market.

•	5% minority investment in mFoundry, Inc. on October 25, 2007 to complement NCR’s mobility technology solution.

•

5% minority investment in ViVOtech, Inc. on June 29, 2007 to use their set of technologies to develop solutions that allow consumers to make contactless payments with Radio Frequency (RF)-enabled credit or debit cards and Near Field Communication (NFC)-related mobile phones.

2006 Acquisitions

•

Acquisition of the ATM business assets of Tidel Technologies, Inc. on January 5, 2006 to enhance the Company’s entry-level distribution and product strength in the convenience and retail ATM market segments.

•	Acquisition of the business assets of IDVelocity, LLC on April 7, 2006 to extend the Company’s radio frequency identification (RFID) systems solution portfolio.

2005 Acquisitions

•	Acquisition of InfoAmerica/USA, Inc. on May 16, 2005 to enhance the Company’s self-service offering in the quick-service restaurant industry through kiosk solutions enabling self-service ordering.

•

Acquisition of the business assets of Galvanon, Inc. on December 19, 2005 to extend the Company’s self-service competency into the health care industry through kiosks and web self-service applications.

Goodwill recognized in these transactions amounted to $6 million in 2007, $12 million in 2006 and $5 million in 2005, and the amounts are expected to be fully deductible for tax purposes. Goodwill of $6 million in 2007, $3 million in 2006 and $5 million in 2005 was assigned to the Retail Store Automation segment; and $9 million in 2006 was assigned to the Financial Self Service segment. The total amount for purchased intangible assets was $0.4 million in 2007, $4 million in 2006 and $17 million in 2005. The weighted-average amortization period is 4.7 years for the purchased intangible assets, which consist primarily of intellectual property associated with software, as well as non-compete arrangements with the former owners of Touch Automation, LLC; Galvanon Inc.; and IDVelocity, LLC.

The operating results of these businesses have been included with NCR’s continuing operations results as of the respective closing dates of the acquisitions. The pro forma disclosures required under FASB Statement No. 141, Business Combinations, are not being provided because the impact of the transactions is not material. The purchase prices of these businesses, reported in other investing activities, business acquisitions and divestitures, net in the Consolidated Statements of Cash Flows, have been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

Also, in 2006 and 2005, NCR completed other investments and sold assets related to portions of its businesses to third parties, all of which were insignificant.

In 2005, the Company recognized a $10 million impairment loss on a German equity investment made in 1997. The Company concluded that the decline in market value was not temporary and it was unlikely that the carrying amount of the investment was recoverable. The Company reviews this investment on a quarterly basis to determine whether the carrying value is recoverable based on current market conditions. As a result of the review, the Company wrote down an additional $2 million in 2006. No additional impairment was recognized in 2007. The carrying amount of this investment as of December 31, 2007 was $11 million.

Note 5 Goodwill and Other Identifiable Intangible Assets

The carrying amounts of goodwill by operating segment as of December 31, 2007 were as follows:

	December 31, 2006	Additions	Impairment	Foreign Currency Translation Adjustment	December 31, 2007
In millions
Goodwill
Financial Self Service	$23	$—	$—	$—	$23
Retail Store Automation	26	6	(3)	—	29
Customer Services	8	—	—	1	9
Payment & Imaging and Other	3	—	—	—	3

Total goodwill	$60	$6	$(3)	$1	$64

The increase in goodwill since December 31, 2006 is primarily due to the acquisition of Touch Automation, LLC described in Note 4 above. In addition, in the fourth quarter of 2007, in accordance with SFAS 142, NCR performed its annual goodwill impairment test using the same methodology used in previous years. The impairment test resulted in a $3 million impairment charge for the goodwill related to the Company’s Radio Frequency Identification (RFID) business. After recording this impairment, no goodwill remains in this reporting unit.

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	December 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(3)	$5	$(1)
Intellectual property	4 -10	45	(27)	46	(19)

Total identifiable intangible assets		$50	$(30)	$51	$(20)

The decrease in the carrying amount of intellectual property since December 31, 2006 is related to an impairment charge of $2 million related to the RFID business as a significant decrease in market value was determined to exist due to slower than expected adoption of RFID in the marketplace.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Actual	For the years ended (estimated)
In millions	2007	2008	2009	2010	2011	2012
Amortization expense	$10	$9	$7	$3	$1	$—

Note 6 Debt Obligations

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in 2009. The notes contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such notes, of which NCR was in compliance as of December 31, 2007. In the fourth quarter of 2003, the Company entered into an interest rate swap that effectively converted $50 million of the notes to floating rate debt. See Note 10 of the Notes to Consolidated Financial Statements for further details of the interest rate swap.

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with maturity of $5 million in 2020 at a rate of 9.49%.

In March 2006, the Company replaced a $400 million, five-year unsecured revolving credit facility and a $200 million, five-year unsecured revolving credit facility, with a $500 million, five-year unsecured revolving credit facility. On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facilities as of December 31, 2007 and 2006.

Note 7 Income Taxes

For the years ended December 31, income from continuing operations before income taxes consisted of the following:

In millions	2007	2006	2005
Income before income taxes
United States	$141	$87	$41
Foreign	91	72	65

Total income from continuing operations before income taxes	$232	$159	$106

For the years ended December 31, income tax expense (benefit) from continuing operations consisted of the following:

In millions	2007	2006	2005
Income tax expense (benefit)
Current
Federal	$8	$(46)	$(95)
State and local	2	6	(4)
Foreign	58	40	(10)
Deferred
Federal	75	62	(128)
State and local	(4)	(6)	8
Foreign	(78)	(48)	19

Total income tax expense (benefit)	$61	$8	$(210)

The following table presents the principal components of the difference between the effective tax rate on continuing operations and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2007	2006	2005
Income tax expense at the U.S. federal tax rate of 35%	$81	$56	$37
Foreign income tax differential	(68)	(58)	(65)
U.S. permanent book/tax differences	(2)	1	1
Tax audit settlements	—	6	(181)
Change in liability for unrecognized tax benefits	35	—	—
Prior period corrections—Note 1	10	—	—
Other, net	5	3	(2)

Total income tax expense (benefit)	$61	$8	$(210)

NCR’s tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses.

In 2005, the Company realized $181 million in income tax benefits resulting from successful resolutions of prior-year tax audits. During 2005, the Company settled the tax audit for years 1997-1999 with the appellate level of the IRS, resulting in a tax benefit of $64 million. Also in 2005, the Company settled the tax audit for years 2000-2002 with the examination level of the IRS, resulting in a tax benefit of $117 million. The initial income tax accruals were established in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies based upon the nature of uncertain tax positions in the federal return, and accruals for the related interest were compounded each year. The accruals were established by specifically identifying risk items within the tax return and then assessing the likelihood of the items being challenged or overturned. The tax accruals were necessary due to uncertainty regarding the ultimate sustainability of tax return deductions taken for areas that are prone to tax controversy and are complex areas of tax law.

The income tax benefit for 2005 also included a non-cash $9 million benefit from an adjustment to the Company’s tax accounts in the United Kingdom. The adjustment is related to tax items that were originally recorded in years prior to 2003. The Company determined that the impact of this adjustment was immaterial to the results of operations for 2005 and prior periods.

As described in Note 1, the Company adopted FIN 48 as of January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

The cumulative effect upon adoption of FIN 48 resulted in a $5 million increase in the reserve for unrecognized tax benefits, offset by a decrease in retained earnings. We are correcting our disclosures herein as they relate to the impact of adopting FIN 48. In the financial statements for the quarter ended March 31, 2007, we recorded and described the impact of adopting FIN 48 as an $8 million reduction in the liability for unrecognized tax benefits with a corresponding increase in retained earnings as of January 1, 2007. The previously recorded and disclosed amount relates to the reduction of tax liabilities to correct the $8 million tax provision error recorded in 2006 and described in Note 1. The correction of that error should not have been described as an impact of adopting FIN 48 and should not have been recognized as an adjustment to retained earnings as of January 1, 2007. The out of period adjustment described in Note 1 properly reflects the correction of that error as a decrease to income tax expense. Our disclosures relating to the impact of FIN 48 adoption have been corrected as described herein.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

In millions
Balance as of January 1, 2007	$296
Increases related to prior year tax positions	31
Decreases related to prior year tax positions	(17)
Increases related to current year tax positions	42
Settlements	(25)
Lapse of statute	(8)

Balance as of December 31, 2007	$319

Included in the balance of unrecognized tax benefits as of December 31, 2007 are potential benefits of $139 million that, if recognized, would affect the effective tax rate of income from continuing operations.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had $32 million of accrued interest and penalties, and as of December 31, 2007, the Company had $53 million of accrued interest and penalties.

U.S., foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The Company has open tax years in the following major jurisdictions:

Jurisdictions	Open tax years
United States – Federal	2000 - 2007
Canada	1997 - 2007
France	1997 - 2007
Germany	2001 - 2007
Japan	2000 - 2007
Netherlands	2000 - 2007
United Kingdom	1994 - 2007

NCR Corporation, including its subsidiaries, files consolidated federal and state income tax returns. The Company currently has unresolved examinations with the Internal Revenue Service (IRS) for 2000–2004. In addition, the IRS has commenced its examination of 2005 and 2006. In 2008, the Company expects to reach agreement with the IRS for all U.S. federal tax matters pertaining to 2000–2006. Due to the complexity of the issues and the number of open years, it is not practical to estimate a range of unrecognized tax benefits that may be realized upon closure of the 2000–2006 IRS examinations. Other than this matter, at this time the Company does not expect any other significant changes in uncertain tax benefits in the next twelve months.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2007	2006
Deferred income tax assets
Employee pensions and other benefits	$—	$26
Other balance sheet reserves and allowances	140	213
Tax loss and credit carryforwards	399	532
Capitalized research and development	71	157
Property, plant and equipment	79	70
Other	59	59

Total deferred income tax assets	748	1,057
Valuation allowance	(441)	(686)

Net deferred income tax assets	307	371

Deferred income tax liabilities
Property, plant and equipment	13	37
Employee pensions and other benefits	20	—
Other	49	46

Total deferred income tax liabilities	82	83

Total net deferred income tax assets	$225	$288

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2007, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,446 million. The tax loss carryforwards, subject to expiration, expire in the years 2008 through 2027.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2007 on approximately $469 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

See the Consolidated Statements of Changes in Stockholder’s Equity for details of the tax effects on the components of other comprehensive income.

Note 8 Employee Stock Compensation Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of results for the years prior to adoption of the accounting standard. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

SFAS 123R resulted in a change in the Company’s method of measuring and recognizing the fair value of stock options and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS 123R, the Company used the nominal vesting period approach for retirement-eligible employees. Using this approach, the Company recognized compensation cost for share-based awards granted prior to 2006 over the stated vesting period for retirement-eligible employees. As a result of adopting SFAS 123R, the Company changed its method for recognizing compensation expense for new share-based awards granted to retirement-eligible employees. Compensation expense is now recognized over the period from the date of grant to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period (non-substantive vesting period approach). Had the Company applied the non-substantive vesting period approach to awards granted prior to 2006, incremental compensation expense would have been immaterial for 2005 (pro forma).

In accordance with SFAS 123R, the Company calculated the beginning balance upon adoption of the additional paid-in capital pool available to absorb tax deficiencies recognized subsequent to adoption. Tax deficiencies arise when actual tax benefits realized upon the exercise of stock-based compensation awards are less than the tax benefit recorded in the financial statements.

As of December 31, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below). The Company recorded stock-based compensation expense, the components of which are further described below, as it relates to NCR’s continuing operations, for the years ended December 31 as follows:

In millions	2007	2006	2005
Stock options	$21	$12	$—
Restricted stock	21	8	4

Total stock-based compensation (pre-tax) included in continuing operations	42	20	4
Tax benefit	(12)	(6)	(1)

Total stock-based compensation, net of tax, included in continuing operations	$30	$14	$3

Stock-based compensation increased $22 million in 2007 compared to 2006, primarily due to the modification of stock awards for NCR employees in connection with the spin-off of Teradata on September 30, 2007. As a result of the spin-off, the number of outstanding stock options and restricted stock awards, as well as the exercise price of stock options, was adjusted using a ratio based on the NCR closing market stock price and the Teradata closing market stock price on the first day subsequent to the spin-off. As a result, NCR and Teradata employees received awards modified by this ratio in their respective companies. In addition to converting outstanding awards and exercise prices based upon this ratio pursuant to the terms of the applicable stock incentive plans, there were additional modifications of the outstanding performance-based restricted stock awards. These modifications resulted in accelerated vesting of a portion of the awards as well as the establishment of new service and performance-based measures for the remainder of the awards. As these adjustments were modifications of awards in accordance with SFAS 123R, the Company compared the fair value of the awards immediately prior to the modification to the fair value immediately after the modification to measure the incremental stock-based compensation cost. These modifications resulted in an increase in the fair value of the awards, primarily as it relates to the modification of the performance-based awards discussed above, and accordingly, the Company recorded incremental stock-based compensation expense in 2007 of approximately $19 million. Related to these modifications, NCR expects to incur additional stock-based compensation expense of approximately $9 million through the remaining vesting periods, which end in 2009. The stock-based compensation expense associated with the original grant of NCR stock to continuing NCR employees was and will continue to be recognized within income from continuing operations. The stock-based compensation expense related to Teradata employees for services rendered through September 30, 2007 are not included in the table above, but are reflected in income from discontinued operations. Compensation cost capitalized as part of inventory and fixed assets as of December 31, 2007 was immaterial.

The Company had previously accounted for stock-based employee compensation using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, which required compensation expense for options to be recognized when the market price of the underlying stock exceeded the exercise price on the date of grant. In addition, no compensation expense was recorded for purchases under the Employee Stock Purchase Plan (ESPP) in accordance with APB 25. If NCR had recognized stock option compensation expense based on the fair value of stock option grants and employee stock purchases under the ESPP, net income and net income per diluted share from continuing operations for the year ended December 31, 2005 would have been as follows:

In millions, except per share amounts
Income from continuing operations	$316
Stock-based employee compensation expense included in reported income from continuing operations (pre-tax)	4
Tax benefit of stock-based employee compensation included in reported income from continuing operations	(1)

Subtotal: Add to income from continuing operations	3

Total stock-based employee compensation expense determined under fair value-based method for awards (pre-tax)	19
Tax benefit of stock-based employee compensation determined under fair value-based method for awards	(5)

Subtotal: Deduct from income from continuing operations	14

Pro forma income from continuing operations	$305

Basic income per share from continuing operations:
As reported	$1.71
Pro forma	$1.65
Diluted income per share from continuing operations:
As reported	$1.67
Pro forma	$1.61

Stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $7.91 per share in 2007, $7.21 per share in 2006, and $7.09 per share in 2005 and was estimated based on the following weighted average assumptions:

	2007	2006	2005
Dividend yield	—	—	—
Risk-free interest rate	4.48%	4.61%	4.04%
Expected volatility	32.2%	35.3%	35.5%
Expected holding period (years)	5.0	5.3	5.5

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

A total of 17 million shares are authorized to be issued under the 2006 Stock Incentive Plan (SIP). Details of the Company’s stock-based compensation plans are discussed below:

Stock Options

Prior to approval by the Company’s stockholders on April 26, 2006 of the SIP, the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and non-employee directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options to purchase shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued before 1998 generally had a four-year vesting period, grants from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding. The SIP is now the principal vehicle through which equity grants are made to our employees and non-employee directors. New shares of the Company’s common stock are issued as a result of stock option exercises.

The SIP provides for the grant of several different forms of stock-based compensation, including stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of the Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee of the Board of Directors as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance will administer the SIP with respect to non-employee members of the Board of Directors.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Shares in thousands
Outstanding as of January 1, 2007	8,054	$25.74
Granted	1,124	$46.23
Exercised	(1,551)	$21.21
Canceled	(187)	$38.07
Forfeited	—	$—

Outstanding immediately prior to the spin-off	7,440	$29.47
Adjustment in shares resulting from spin-off	2,329
Granted	201	$24.28
Exercised	(390)	$9.60
Canceled	(120)	$19.13
Forfeited	—	$—

Outstanding as of December 31, 2007	9,460	$14.70	6.62	$99

Fully vested and expected to vest as of December 31, 2007	9,066	$14.69	6.61	$95

Exercisable as of December 31, 2007	5,478	$11.35	5.16	$75

The total intrinsic value of all options exercised was $47 million in 2007, $85 million in 2006 and $106 million in 2005. Cash received from option exercises under all share-based payment arrangements was $37 million in 2007, $89 million in 2006 and $138 million in 2005. The tax benefit realized from these exercises was $14 million in 2007, $26 million in 2006 and $32 million in 2005. As of December 31, 2007, there was $29 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock and Restricted Stock Units

The MSP provided for the issuance of restricted stock to certain employees as a form of long-term compensation, retention, promotion or other special circumstances. The Company’s restricted stock grants under the MSP were categorized as having service-based or performance-based vesting. The service-based shares typically vest over a three-year or a four-year period, beginning on the date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Performance-based grants are subject to future performance measurements, which include NCR’s achievement of cumulative net operating profit (as defined in the MSP) over a three-year period and return on capital over a three-year period. All performance-based shares will become vested at the end of three years provided that the employee is continuously employed by NCR and the applicable performance measures are met. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that restricted stock awards previously granted and outstanding under the MSP remain outstanding.

The SIP also provides for the issuance of restricted stock, as well as restricted stock units. Similar to the MSP, these type of awards can have either service-based or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee. Any grant of restricted stock or restricted stock units will be subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder but is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Shares in thousands
Unvested shares as of January 1, 2007	1,131	$35.48
Shares granted	516	$46.39
Shares vested and distributed	(101)	$28.07
Shares forfeited	(87)	$37.01

Unvested shares immediately prior to spin-off	1,459	$39.77
Adjustments related to spin-off	313
Shares granted	512	$25.42
Shares vested and distributed	(458)	$17.55
Shares forfeited	(247)	$18.59

Unvested shares as of December 31, 2007	1,579	$21.54

The total intrinsic value of shares vested and distributed was $17 million in 2007, $11 million in 2006 and $5 million in 2005. The intrinsic value of shares vested and distributed that related to discontinued operations was $1 million in 2007, $3 million in 2006 and $1 million in 2005. As of December 31, 2007, there was $34 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table represents the composition of restricted stock grants to continuing NCR employees in 2007:

	Number of Shares*	Weighted- Average Grant- Date Fair Value
Shares in thousands
Service-based shares	263	$23.80
Performance-based shares	1,012	$25.26

Total restricted stock grants—continuing operations	1,275	$24.95

*	Shares granted to continuing NCR employees prior to the spin-off are adjusted for the spin ratio.

Other Share-based Plans

The ESPP enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. In 2006, the ESPP discount was reduced from 15% to 5% of the average market price. As a result, this plan is considered non-compensatory in accordance with SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2007, 0.4 million shares in 2006 and 0.7 million shares in 2005 for approximately $11 million in 2007, $14 million in 2006, and $20 million in 2005. On April 26, 2006, NCR’s stockholders approved a new ESPP, which became effective on January 1, 2007. A total of 4 million shares were authorized to be issued under the new ESPP.

Note 9 Employee Benefit Plans

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit plans for many of its U.S. employees and international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the U.S., the benefits are based on a fixed dollar amount per years of service. During 2004, NCR made changes to its U.S. defined benefit pension plans in order to limit participation in the plans to U.S.-based employees who were at least 40 years old and hired by August 31, 2004. The plans were closed to new participants as of September 1, 2004. During 2006, NCR made additional changes to its U.S. pension plans that ceased the accrual of additional benefits after December 31, 2006. Certain international plans are also closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, real estate investments, and cash or cash equivalents.

Due to NCR’s decision to discontinue future U.S. defined benefit accruals, the Company recognized a curtailment, re-measured its actuarial liability associated with these plans as of September 30, 2006 and adjusted the minimum pension liability recorded in the consolidated balance sheet. The change to the minimum pension liability resulted in a $249 million increase to accumulated other comprehensive income within stockholders’ equity, increased prepaid pension costs by $307 million, decreased pension liabilities by $77 million and decreased net deferred tax assets by $135 million. This non-cash adjustment did not affect our 2006 earnings, cash flow or debt covenants, nor did it otherwise impact the business operations of the Company.

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

As of December 31, 2006, NCR adopted SFAS 158 which required, among other things, the recognition of the funded status of each applicable plan on the Consolidated Balance Sheet. Each over-funded plan was recognized as an asset and each under-funded plan was recognized as a liability. The initial impact of implementing the standard as well as future changes to the funded status is recognized as a component of accumulated comprehensive loss in stockholder’s equity. Previously established additional minimum pension liabilities (AML) and related intangible assets were derecognized upon adoption of SFAS 158.

The following table summarizes the impact of changes in the AML prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158, effective December 31, 2006:

In millions	December 31, 2006 Prior to AML and SFAS 158 Adjustment	AML Adjustment	FAS 158 Adjustment	December 31, 2006 Post AML and SFAS 158 Adjustment
Prepaid pension costs	$1,346	$(2)	$(705)	$639
Pension and indemnity plan liabilities	$482	$(30)	$29	$481
Postretirement and postemployment liabilities	$281	$—	$182	$463
Other current liabilities	$72	$—	$25	$97
Deferred tax assets (liabilities)	$(158)	$2	$231	$75
Accumulated other comprehensive loss	$107	$(30)	$710	$787

The total net deferred tax assets from benefit plan amounts included in accumulated other comprehensive loss at December 31, 2006 was $247 million.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2008 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (credit)	$—	$7	$7	$(13)	$—
Actuarial loss	$1	$65	$66	$4	$13

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation as of January 1	$3,290	$3,372	$2,046	$1,932	$5,336	$5,304
Gross service cost	—	45	40	47	40	92
Interest cost	184	181	96	82	280	263
Amendments	1	(109)	—	10	1	(99)
Actuarial gain	(88)	(23)	(3)	(86)	(91)	(109)
Benefits paid	(188)	(185)	(158)	(118)	(346)	(303)
Curtailment	—	—	—	(2)	—	(2)
Settlement	—	—	—	(4)	—	(4)
Special termination benefits	—	9	—	—	—	9
Teradata spin-off	—	—	(92)	—	(92)	—
Currency translation adjustments	—	—	91	185	91	185

Benefit obligation as of December 31	$3,199	$3,290	$2,020	$2,046	$5,219	$5,336

Accumulated benefit obligation as of December 31	$3,199	$3,290	$1,910	$1,939	$5,109	$5,229

In order to improve the profitability of Customer Service in the U.S., the Company offered special termination benefits to certain groups of employees in both 2006 and 2005. Additional information about these programs can be found in Note 3.

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2007	2006	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets as of January 1	$3,385	$3,098	$2,085	$1,748	$5,470	$4,846
Actual return on plan assets	217	463	80	159	297	622
Company contributions	9	9	83	103	92	112
Benefits paid	(188)	(185)	(158)	(118)	(346)	(303)
Currency translation adjustments	—	—	76	191	76	191
Teradata spin-off	—	—	(54)	—	(54)	—
Plan participant contributions	—	—	2	2	2	2

Fair value of plan assets as of December 31	$3,423	$3,385	$2,114	$2,085	$5,537	$5,470

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2007	2006	2007	2006	2007	2006
In millions

Funded status	$224	$95	$94	$39	$318	$134

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$327	$202	$449	$437	$776	$639
Current liabilities	(8)	(8)	(17)	(16)	(25)	(24)
Noncurrent liabilities	(95)	(99)	(338)	(382)	(433)	(481)

Net amounts recognized	$224	$95	$94	$39	$318	$134

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$65	$129	$670	$703	$735	$832
Prior service cost	1	—	8	20	9	20

Total	$66	$129	$678	$723	$744	$852

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $573 million, $554 million and $140 million, respectively, as of December 31, 2007, and $586 million, $562 million and $111 million, respectively, as of December 31, 2006.

The net periodic benefit cost (income) of the pension plans for years ended December 31 was as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net service cost	$—	$45	$43	$38	$44	$44	$38	$89	$87
Interest cost	184	181	177	96	82	85	280	263	262
Expected return on plan assets	(245)	(240)	(223)	(131)	(122)	(128)	(376)	(362)	(351)
Settlement charge	—	—	—	8	9	4	8	9	4
Curtailment charge	—	—	—	—	—	1	—	—	1
Special termination benefits	—	9	19	—	—	—	—	9	19
Amortization of:
Transition asset	—	—	(1)	—	—	—	—	—	(1)
Prior service cost	—	—	—	12	7	6	12	7	6
Actuarial loss	3	38	56	79	92	67	82	130	123

Net benefit (credit) cost	$(58)	$33	$71	$102	$112	$79	$44	$145	$150

There is no net service cost related to the U.S. pension plan in 2007 due to the Company’s decision to freeze the plan effective January 1, 2007. Of the total expense presented in the tables above, the amounts allocated to discontinued operations totaled $6 million in 2007, $23 million in 2006 and $22 million in 2005. Pension expense was lower in 2007 primarily due to the impact of the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. In connection with the spin-off of Teradata, the obligations of certain international plans were re-measured and plan assets of $54 million and projected benefit obligations of $92 million were distributed to Teradata.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.3%	5.8%	5.4%	4.5%	5.9%	5.3%
Rate of compensation increase	N/A	N/A	4.1%	3.4%	4.1%	3.4%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.8%	5.6%	5.8%	4.9%	4.2%	4.7%	5.4%	5.1%	5.4%
Expected return on plan assets	8.0%	8.4%	8.5%	6.6%	6.9%	7.3%	7.4%	7.8%	8.1%
Rate of compensation increase	N/A	4.2%	4.2%	3.7%	3.3%	3.3%	3.7%	3.8%	3.9%

The discount rate used to determine year-end 2007 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a higher return over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and check the results for reasonableness and appropriateness.

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $3,295 million and $3,153 million as of December 31, 2007 and 2006, respectively, which is less than the fair value of plan assets by $126 million and $231 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. Pension Plan, unrecognized net losses of $174 million are not expected to be amortized during fiscal 2008. As these losses are less than the threshold described above, no net losses are being amortized over the expected remaining service periods of active plan participants (approximately 7.5 years during fiscal 2008). Similar approaches are employed in amortizing gains and losses for NCR’s other U.S. and international plans.

Plan Assets The weighted average asset allocations as of December 31, 2007 and 2006 by asset category are as follows:

	U.S. Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2007	2006		2007	2006
Equity securities	66%	74%	60-67%	60%	61%	53-65%
Debt securities	29%	18%	28-32%	35%	34%	30-43%
Real estate	5%	8%	5-7%	5%	4%	3-6%
Other	0%	0%	0-1%	0%	1%	0-3%

Total	100%	100%		100%	100%

Investment Strategy NCR employs a total return investment approach, whereby a mix of equities, fixed-income and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bond, corporate bonds, mortgage-backed securities) and credit quality. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2007	2006
Change in benefit obligation
Benefit obligation as of January 1	$152	$180
Gross service cost	—	—
Interest cost	7	8
Actuarial gain	(10)	(18)
Plan participant contributions	11	12
Benefits paid	(26)	(30)

Benefit obligation as of December 31	$134	$152

There was no transfer of postretirement liability to Teradata as a result of the spin-off.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In Millions	2007	2006
Benefit obligation	$(134)	$(152)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(18)	$(21)
Noncurrent liabilities	(116)	(131)

Net amounts recognized	$(134)	$(152)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$60	$76
Prior service credit	(114)	(128)

Total	$(54)	$(52)

The net periodic benefit (credit) cost of the postretirement plan for the years ended December 31 was:

	Postretirement Benefits
In millions	2007	2006	2005
Interest cost	$7	$8	$9
Net service cost	—	—	—
Curtailment charge (credit)	—	—	—
Amortization of:
Prior service cost	(13)	(15)	(13)
Actuarial loss	5	7	7

Net benefit (credit) cost	$(1)	$—	$3

The postretirement expense related to discontinued operations was immaterial in 2007, 2006 and 2005.

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit costs for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2007	2006	2007	2006	2005
Discount rate	6.0%	5.5%	5.5%	5.3%	5.3%

Assumed health care cost trend rates as of December 31 were:

	2007		2006
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Health care cost trend rate assumed for next year	10.0%	7.0%	10.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2018	2018	2014	2014

In addition, a one percentage point change in assumed health care cost trend rates would have the following effects on the postretirement benefit cost and obligation:

In millions	1% Increase	1% Decrease
2007 service cost and interest cost	$1	$—
Postretirement benefit obligation as of December 31, 2007	$9	$(8)

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s postemployment plan was:

In millions	Postemployment Benefits
	2007	2006
Change in benefit obligation
Benefit obligation as of January 1	$383	$388
Restructuring program cost	60	$—
Service cost	29	30
Interest cost	15	17
Benefits paid	(79)	(54)
Teradata spin-off	(50)	—
Foreign currency exchange	16	17
Actuarial gain	(72)	(15)

Benefit obligation as of December 31	$302	$383

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss at December 31:

In millions	Postemployement Benefits
	2007	2006
Benefit obligation	$(302)	$(383)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(59)	$(51)
Noncurrent liabilities	(243)	(332)

Net amounts recognized	$(302)	$(383)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$133	$238
Prior service credit	(3)	(4)

Total	$130	$234

The net periodic benefit cost of the postemployment plan for years ended December 31 was:

In millions	Postemployment Benefits
	2007	2006	2005
Service cost	$29	$30	$32
Interest cost	15	17	17
Amortization of actuarial loss	22	32	35

Net benefit cost	$66	$79	$84
Restructuring severance cost	60	—	—

Net benefit cost	$126	$79	$84

Of the total expense presented in the table above, the amounts allocated to discontinued operations totaled $12 million in 2007, $16 million in 2006 and $17 million in 2005. In connection with the spin-off of Teradata, we re-measured our postemployment benefit obligations and $50 million was distributed to Teradata.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2007	2006	2007	2006	2005
Discount rate	5.3%	4.6%	4.9%	4.3%	4.3%
Salary increase rate	4.1%	3.5%	3.7%	3.4%	3.5%
Involuntary turnover rate	5.0%	5.0%	5.0%	5.0%	5.0%

The below table presents each relevant component of other comprehensive income related to NCR’s benefit plans as of December 31, 2007, including the tax effects of each component:

In millions	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Prior service cost during year	$(1)	$—	$(1)
Amortization of prior service cost	(1)	2	1
Net gain arising during year	91	(31)	60
Actuarial gain included in benefits expense	109	(29)	80
Currency translation	(25)	5	(20)

Benefit plans, net	$173	$(53)	$120
Teradata spin-off	41	(7)	34

Total benefit plans	$214	$(60)	$154

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not expect to be required to contribute to the U.S. qualified pension plan in 2008; however, the Company plans to contribute approximately $80 million to the international pension plans and $10 million to the executive pension plan in 2008. The Company also expects to make contributions of $18 million to the U.S. postretirement plan and $44 million to the postemployment plan in 2008. Additionally, we expect to make $16 million in severance payments in 2008 relating to the restructuring programs announced during 2007.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2008	$200	$108	$308	$18	$60
2009	$203	$107	$310	$17	$42
2010	$207	$108	$315	$17	$42
2011	$210	$107	$317	$16	$40
2012	$213	$110	$323	$14	$39
2013-2017	$1,106	$546	$1,652	$54	$156

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $28 million in 2007, $25 million in 2006 and $23 million in 2005. Of these amounts, the expense allocated to discontinued operations was approximately $8 million in 2007, $9 million in 2006 and $7 million in 2005. The expense under international and subsidiary savings plans was $21 million in 2007, $17 million in 2006 and $16 million in 2005. Of these, the expense allocated to discontinued operations was approximately $4 million in 2007, $3 million in 2006 and $2 million in 2005.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative instruments is as follows:

Cash Flow Hedges NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. NCR recognized an immaterial amount of net gains and losses for the years ended December 31, 2007, 2006 and 2005 resulting from the concluded cash flow hedges. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2007, 2006 and 2005. As of December 31, 2007, pre-tax deferred net losses recorded in other comprehensive income related to cash flow hedges were $2 million, and are expected to be reclassified to earnings during the next 24 months.

Fair Value Hedges NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. This agreement involves the receipt of fixed-rate amounts in exchange for variable rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during the years ended December 31, 2007, 2006 and 2005.

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

Fair Value of Financial Instruments The fair values of debt and foreign exchange contracts are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap and debt as of December 31, 2007 and 2006. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

In millions	Contract Notional	Carrying Amount		Fair Value
	Amount	Asset	Liability	Asset	Liability
2007
Foreign exchange forward contracts	$107	$—	$2	$—	$2
Interest rate swap	$50	$—	$—	$—	$—
Debt	$—	$—	$308	$—	$321

2006
Foreign exchange forward contracts	$347	$5	$3	$5	$3
Interest rate swap	$50	$—	$(1)	$—	$(1)
Debt	$—	$—	$307	$—	$322

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2007 and 2006, NCR did not have any major concentration of credit risk related to financial instruments.

Investments in Marketable Securities We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific identification and average cost method, as appropriate. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors, such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our marketable securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

The fair value of the Company’s investments in marketable securities in aggregate was $35 million as of December 31, 2007 and $37 million as of December 31, 2006. The cost basis of the Company’s investments in marketable securities was $24 million as of December 31, 2007 and $22 million as of December 31, 2006. As of December 31, 2007, there were no individual investments that were in an unrealized loss position, nor have any impairment charges been recorded in 2007.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2007 cannot currently be reasonably determined.

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

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule, and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has a liability with respect to this aspect of the investigation.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

As of December 31, 2007, the reserve for the Fox River matter was approximately $85 million compared to $75 million at December 31, 2006. The net increase in the reserve of $10 million was the result of a $40 million increase in NCR’s estimated liability ($12 million of which reflects anticipated litigation expenses), offset by a $22 million increase in the receivable related to the indemnification by AT&T Inc. (AT&T) and Lucent Technologies, Inc. (now known as Alcatel-Lucent) and $8 million utilization of the reserve due to payment of recurring costs related to the Fox River matter. NCR’s other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2007 includes $18 million net expense related to the Fox River, as a result of the increase in net reserve described above, offset by $4 million of insurance settlements received. The reserve was increased due to a revised estimate for dredging costs for “Phase 1,” additional estimated costs in the remedial design project, increased clean-up cost estimates, and for legal fees for anticipated litigation regarding allocable shares of potentially responsible parties. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a removal action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work was performed during 2007. The remaining work is expected to be completed in 2008. The estimated costs of this project are included in the estimates discussed below. In June 2007, the Governments issued their amendment to the 2003 RODs (“Amended ROD”) adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work will be $390 million.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. In response, NCR and the other PRPs (along with a ninth, the U.S. Army Corps of Engineers) have been participating in settlement discussions with the Governments and among themselves. The PRPs retained a mediator to assist them in their settlement discussions, which are ongoing. In October 2007, certain of the PRPs participating in the mediation issued a request for proposals (“RFP”) seeking bids from contractors for the type of contractual arrangement for the lower river cleanup work consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first two months of 2008. Further proposal refinement and negotiations with potential contractors are expected to continue through at least the first quarter of 2008 or later. There can be no assurance that the estimated total clean-up costs for the site, and thus the Company’s reserve, will not increase following the completion of this contractor evaluation and negotiation process.

On November 13, 2007, the Governments issued a unilateral administrative order (“Order”) under Section 106 of CERCLA to all eight of the PRPs. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. Under the Order, full-scale remediation is to begin in 2009. NCR, API and the other PRPs are working with the Governments to implement certain provisions of the Order.

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. There are three defendants in the lawsuit — Glatfelter, Menasha and George A. Whiting Paper Company. If the mediation or other negotiations do not result in settlement, additional parties are likely to be joined to the lawsuit. No schedule has been set for this lawsuit.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period of at least twelve years – will depend on a number of factors. In general, the most significant factors include: (1) the total of the clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $613 million. Previously, NCR used a best estimate of $594 million. The new estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work required by the Amended ROD but not included in the Amended ROD’s official cost estimate. The total cost also includes estimates for the OU 1 work, the Phase I work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs, and an amount for Government past costs. This total cost figure does not adjust for expenditures to date. The range of reasonably possible outcomes is estimated to be between $537 million (assuming no cost-overrun contingency) and $664 million (assuming a 30% contingency). However, there can be no assurances that these amounts will not be significantly higher. The cost information obtained through the RFP responses, and the subsequent proposal refinement and negotiations, suggest these amounts could be higher, but further investigation and negotiations must be completed before NCR is in a position to determine whether better estimates can be made.

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

•

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to complete the design work and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the design work is completed and the initial clean-up activities begin. NCR believes that once clean-up is underway, its transaction costs will decrease on an annual basis. The transaction cost component was augmented by $12 million in the quarter ending December 31, 2007, to reflect anticipated legal fees in expected litigation concerning the various potentially responsible parties’ allocable shares of responsibility, including NCR’s, for clean-up costs.

Given the ongoing remedial design work being conducted by NCR and Fort James, the ongoing settlement discussions among the Governments and PRPs, the efforts to implement the Government Order for cleanup of the lower river, and ongoing discussions with contractors about the cost of implementing the work required under the Order, it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although that is difficult to predict at this time. AT&T and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $30 million as of December 31, 2007, and is deducted in determining the net reserve discussed above.

In addition, NCR previously reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $29 million. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is expected to be $4 million.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s consolidated financial statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts would be reflected as receivables in the consolidated financial statements. For the Fox River site, a receivable relating to the AT&T and Alcatel-Lucent indemnity has been recorded, since payment is considered probable and is supported by indemnification agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. Periodically, NCR’s customers enter into various leasing arrangements coordinated by NCR with a leasing partner. In some instances, NCR guarantees the leasing partner a minimum value at the end of the lease term on the leased equipment or guarantees lease payments between the customer and the leasing partner. On September 30, 2007, NCR distributed $6 million of guarantee liabilities to Teradata in connection with the spin-off. NCR’s continuing operations had no obligations related to such guarantees and therefore, its financial statements did not have any associated liability balance as of December 31, 2007.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Each segment consummating a sale recognizes the total customer revenue and records the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve for the following years:

In millions	2007	2006	2005
Warranty reserve liability
Beginning balance as of January 1	$13	$12	$14
Accruals for warranties issued	41	36	39
Settlements (in cash or in kind)	(41)	(35)	(41)

Ending balance as of December 31	$13	$13	$12

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

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR’s key transaction processing activities and functions are performed.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2007, for the following fiscal years were:

In millions	2008	2009	2010	2011	2012	Thereafter
Minimum lease obligations	$54	$44	$34	$28	$26	$68

Total rental expense for operating leases related to continuing operations was $62 million in 2007, $55 million in 2006 and $45 million in 2005.

Note 12 Discontinued Operations

As discussed in Note 1, on September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free dividend of Teradata common stock to its stockholders. Pursuant to the Separation and Distribution Agreement between NCR and Teradata, immediately prior to the effective time of the spin-off, NCR distributed net assets associated with the Teradata Data Warehousing business to Teradata. The transfer of assets and liabilities included a $200 million cash contribution from NCR to Teradata in accordance with the Separation and Distribution Agreement between the two companies. In connection with the spin-off of Teradata, the obligations of certain international pension plans were re-measured and pension plan assets of $54 million and projected pension benefit obligations of $92 million were distributed to Teradata. The Company also re-measured postemployment benefit obligations and obligations of $50 million were distributed to Teradata.

As a result of the spin-off transaction, the Teradata Data Warehousing business has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

The following table and accompanying Notes present certain summary income statement information related to the discontinued operation for the years ended December 31:

	2007 [1]	2006	2005
Total revenue	$1,223	$1,560	$1,467
Total operating expenses (a,b,c)	1,046	1,241	1,177

Pretax income from discontinued operations	177	319	290
Income tax expense (d)	74	88	77

Income from discontinued operations	$103	$231	$213

1 NCR completed the spin-off of the Teradata Data Warehousing business on September 30, 2007.

Notes:

(a)	In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata in the Company’s segment information were excluded from discontinued operations as they will be ongoing expenses of NCR. These corporate overhead expenses are included in income from continuing operations and relate primarily to general management, tax, investor relations, and public relations. These costs total $4 million for the year ended December 31, 2007, $7 million for the year ended December 31, 2006 and $6 million for the year ended December 31, 2005.
(b)	In connection with the spin-off of Teradata, the Company incurred $55 million of costs in the year ended December 31, 2007, which were non-recurring and directly related to the spin-off and are therefore included in income from discontinued operations. These non-recurring costs were primarily for investment banking, legal, tax, accounting, and other professional and consulting fees.

(c)	Includes $11 million, $9 million and $1 million of stock-based compensation expense in 2007, 2006, and 2005, respectively.
(d)	Includes the income tax effects of the adjustments described in Notes (a), (b) and (c) above.

The following table presents summary balance sheet information related to the distribution of net assets to Teradata on September 30, 2007:

Summary Distributed Balance Sheet - Discontinued Operations

In millions	September 30, 2007
Assets

Total current assets	$667

Property, plant and equipment, net	75
Goodwill	90
Deferred income taxes	138
Other assets	97

Total assets distributed to discontinued operations	$1,067

Liabilities
Total current liabilities	$430

Other liabilities	84

Total liabilities distributed to discontinued operations	$514

Net assets distributed	$553

To facilitate the spin-off, NCR and Teradata entered into commercial and other agreements with provisions that NCR will provide certain services to Teradata for a specified period of time. These agreements are not considered to result in significant continuing involvement in the Teradata operations.

Note 13 Segment Information and Concentrations

Operating Segment Information NCR’s continuing operations are managed through the following businesses, which are also the Company’s operating segments: (1) Financial Self Service, (2) Retail Store Automation, (3) Customer Services, (4) Systemedia and (5) Payment & Imaging and Other.

Upon the spin-off of Teradata, which was formerly a segment of NCR, Teradata is now presented as a discontinued operation and not included in these segment results. Accordingly, NCR’s segment results have been adjusted for the maintenance services business in Japan and corporate overhead expenses that were previously allocated to Teradata. These adjustments were not material to individual segment results or to NCR’s consolidated results for any of the current or prior periods.

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

In recognition of the volatility of the effects of pension on operating income and to maintain operating focus on business performance, pension expense, realignmnent costs as well as spin-off costs attributable to NCR’s continuing operations have been excluded from segment operating income or loss when evaluating business unit performance and is separately delineated to reconcile back to total Company reported operating income.

Installation-related services constitute implementation and installation services within each operating segment. Operating management teams in Financial Self Service, Retail Store Automation, and Payment & Imaging and Other are accountable for the installation-related services revenue and profitability of this activity. Customer Services has shared responsibilities for installation-related services revenue and profitability of these services. As such, this revenue and operating income is also included in the results of the Customer Services segment.

The double-counting of this installation-related revenue and profit is adjusted in the “Elimination of installation-related services” lines in the following table. The operating income associated with this revenue is based on a standard percentage of revenue. The standard percentage is updated annually based on an analysis of the historical results, pricing reviews and assumptions looking forward. To reconcile to total Company reported revenue and operating income, the installation-related services included in both the operating segments and the Customer Services segment are adjusted as reflected in the following tables.

The following table presents revenue and operating income by segment:

In millions	2007	2006	2005
Revenue by segment

Financial Self Service (ATMs)
Products	$1,362	$1,163	$1,122
Professional and installation-related services	274	260	268

Total Financial Self Service revenue	1,636	1,423	1,390

Retail Store Automation
Products	739	653	641
Professional and installation-related services	246	217	212

Total Retail Store Automation revenue	985	870	853

Customer Services
Customer Service Maintenance:
Financial Self Service	743	665	607
Retail Store Automation	519	489	477
Payment & Imaging and Other	120	123	128
Third-Party Products and Exited Businesses	224	248	279

Total Customer Services Maintenance	1,606	1,525	1,491
Third-Party Product Sales	44	36	55
Professional and installation-related services	293	263	292

Total Customer Services revenue	1,943	1,824	1,838

Systemedia revenue	455	473	504

Payment & Imaging and Other
Products	93	103	100
Professional and installation-related services	63	67	65

Total Payment & Imaging and Other revenue	156	170	165

Elimination of installation-related services revenue included in both the Customer Services segment and other segments	(205)	(178)	(189)

Total Revenue	$4,970	$4,582	$4,561

Operating Income by Segment
Financial Self Service (ATMs)	$206	$171	$210
Retail Store Automation	41	34	30
Customer Services	134	96	50
Systemedia	14	4	—
Payment & Imaging and Other	5	15	16
Elimination of installation-related services operating income included in both the Customer Services segment and other segments	(51)	(44)	(58)

Subtotal—Segment operating income	349	276	248
Pension expense	(38)	(122)	(128)
Other Adjustments (1)	(92)	—	—

Total income from operations	$219	$154	$120

(1)	Includes realignment and spin-off costs from continuing operations.

The assets attributable to NCR’s operating segments consist primarily of accounts receivable, inventories, manufacturing assets, capitalized software and goodwill dedicated to a specific operating segment. Assets not attributable to operating segments because they are not dedicated to a specific segment consist primarily of deferred tax assets, prepaid pension costs, and cash and cash equivalents. Segment assets as of December 31 were:

In millions	2007	2006
Segment assets
Financial Self Service	$770	$667
Retail Store Automation	389	371
Customer Services	692	598
Systemedia	155	161
Payment & Imaging and Other	81	49
Teradata Data Warehousing (discontinued operation)	—	865

Total segment assets	2,087	2,711

Assets not allocated to the segments:
Cash and cash equivalents	952	947
Prepaid pension cost	776	635
Deferred income taxes	273	318
Other assets not attributable to segments	692	616

Consolidated total assets	$4,780	$5,227

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2007	%	2006	%	2005	%
Revenue by Geographic Area
United States	$1,743	35%	$1,726	38%	$1,834	40%
Americas (excluding United States)	405	8%	370	8%	373	8%
Europe/Middle East/Africa (EMEA)	1,906	38%	1,675	36%	1,594	35%
Japan	323	7%	317	7%	309	7%
Asia/Pacific (excluding Japan)	593	12%	494	11%	451	10%

Consolidated revenue	$4,970	100%	$4,582	100%	$4,561	100%

The following table presents property, plant and equipment on a continuing operations basis by geographic area as of December 31:

In millions	2007	2006
Property, plant and equipment, net
United States	$116	$120
Americas (excluding United States)	27	27
Europe/Middle East/Africa	88	87
Japan	59	53
Asia/Pacific (excluding Japan)	23	27

Consolidated property, plant and equipment, net	$313	$314

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2007, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial software and other central components. There can be no assurances that any sudden impact to the availability or cost of these technologies would not have a material adverse effect on NCR’s operations.

Note 14 Subsequent Event

Geographical Organization Model On January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business units. Aligning to this new management system and in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company expects to report its results for geographic segments beginning in the first quarter of 2008. The new organization model is expected to deliver more sales productivity and is expected to reduce overall operating costs.

Sale of Property On February 28, 2008, the Company sold its facility in Waterloo, Canada. This sale will result in a gain being recorded in the Company’s consolidated financial statements in the first quarter of 2008.

Note 15 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second *	Third	Fourth
2007
Total revenues	$992	$1,179	$1,278	$1,521
Gross margin	$157	$269	$262	$352
Operating (loss) income	$(17)	$79	$38	$119
(Loss) income from continuing operations, net of tax	$(9)	$51	$33	$96
Income (loss) from discontinued operations, net of tax	$43	$47	$20	$(7)

Net income	$34	$98	$53	$89

Basic (loss) earnings per share:
Continuing operations	$(0.05)	$0.28	$0.18	$0.53
Discontinued operations	$0.24	$0.26	$0.11	$(0.04)

Total	$0.19	$0.54	$0.29	$0.49

Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$0.28	$0.18	$0.52
Discontinued operations	$0.24	$0.26	$0.11	$(0.04)

Total	$0.19	$0.54	$0.29	$0.48

	First	Second	Third	Fourth
2006
Total revenues	$960	$1,135	$1,142	$1,345
Gross margin	$172	$216	$241	$298
Operating (loss) income	$(13)	$22	$48	$97
(Loss) income from continuing operations, net of tax	$(2)	$19	$39	$95
Income from discontinued operations, net of tax	$43	$59	$50	$79

Net income	$41	$78	$89	$174

Basic (loss) earnings per share:
Continuing operations	$(0.01)	$0.10	$0.22	$0.53
Discontinued operations	$0.24	$0.33	$0.28	$0.44

Total	$0.23	$0.43	$0.50	$0.97

Diluted (loss) earnings per share:
Continuing operations	$(0.01)	$0.10	$0.21	$0.52
Discontinued operations	$0.23	$0.32	$0.28	$0.44

Total	$0.22	$0.42	$0.49	$0.96

*	As described in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, in the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $18 million relating to immaterial errors originating in prior periods. The adjustment is composed of an increase to income tax expense of $25 million due to an understatement of income tax expense in the years 2001 through 2006, and an increase to income tax expense of $1 million due to an understatement of income tax expense in the first quarter of 2007. This adjustment was offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Of the total $18 million adjustment, the amount recorded in income from continuing operations was $11 million, and the remaining $7 million was recorded in income from discontinued operations. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2007 results was immaterial to the results of operations.

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

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this report, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report which appears in this Form 10-K.

/s/ William Nuti	/s/ Anthony Massetti
William Nuti	Anthony Massetti
Chairman of the Board,	Senior Vice President and
Chief Executive Officer and President	Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors of NCR is included in NCR's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

The Executive Officers of NCR (as of February 15, 2008) are as follows:

Name	Age	Position and Offices Held
William Nuti	44	Chairman of the Board, Chief Executive Officer and President
Daniel Bogan	52	Senior Vice President and General Manager, Systemedia Division
Alan Chow	56	Senior Vice President, Products and Solutions Development, and Chief Technology Officer
Malcolm Collins	47	Senior Vice President, Global Sales and Marketing
Peter Dorsman	52	Senior Vice President, Global Operations, and Chief Operations Officer
Andrea Ledford	42	Senior Vice President, Human Resources
Peter Lieb	52	Senior Vice President, General Counsel and Secretary
Anthony Massetti	46	Senior Vice President and Chief Financial Officer
Christine Wallace	55	Senior Vice President, Worldwide Customer Services Division

NCR's Executive Officers

William R. Nuti is NCR’s Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007, and became Chief Executive Officer and President on August 7, 2005. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc. (“Symbol Technologies”), an information technology company, from December 2003 to August 2005. Prior to that, he was Chief Operating Officer of Symbol Technologies from July 2002 to December 2003. Mr. Nuti joined Symbol Technologies in 2002 following 10 years at Cisco Systems, Inc. (“Cisco”) where he held positions of increasing responsibility, advancing to the dual role of Senior Vice President of the company’s Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti became a director of NCR on August 7, 2005.

Daniel Bogan became Senior Vice President and General Manager, Systemedia Division, on January 1, 2008. Prior to assuming this position, he was Senior Vice President, Retail Solutions Division, from January 1, 2007 to December 31, 2007, and he had been Interim Senior Vice President, Retail Solutions Division, since April 26, 2006. Prior to this position, Mr. Bogan was Vice President, Americas Sales and Service, Retail Solutions Division, from September 2002 to April 26, 2006. Mr. Bogan joined NCR in 1977.

Alan Chow became Senior Vice President, Products and Solutions Development, and Chief Technology Officer, on October 24, 2007. Prior to assuming this position, he was Chief Technology Officer from September 2006 to October 23, 2007 and Vice President, Payments Solutions from April 2005 to September 2006. Prior to these positions, Mr. Chow was Vice President and General Manager, Teradata Research and Development, from December 2001 to March 2005.

Malcolm Collins became Senior Vice President, Global Sales and Marketing, on January 1, 2008. He joined NCR on March 1, 2006 as Senior Vice President, Financial Solutions Division, and served in this position until December 31, 2007. Prior to joining NCR, he was President, Enterprise Networks, for Nortel Networks, Inc. (“Nortel”), a communications provider, from December 2002 to September 2005.

Peter Dorsman became Senior Vice President, Global Operations, and Chief Operations Officer, on January 1, 2008. Prior to assuming this position, he was Vice President and General Manager of NCR’s Systemedia Division from April 17, 2006 to December 31, 2007. Prior to joining NCR, Mr. Dorsman was Executive Vice President and Chief Operating Officer of Standard Register Co., a document services provider, from February 2000 to June 2004. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

Andrea Ledford became Senior Vice President, Human Resources, on June 25, 2007. Ms. Ledford served as Interim Senior Vice President, Human Resources, from February 26, 2007 to June 24, 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., an information technology company, from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc. in EMEA, Asia/Pacific and Latin America.

Peter Lieb became NCR’s Senior Vice President, General Counsel and Secretary on May 29, 2006. Prior to joining NCR, from October 2003 to February 2006, Mr. Lieb was Senior Vice President, General Counsel and Secretary at Symbol Technologies, Inc., an information technology company. From October 1997 to October 2003, he served in various senior legal positions at International Paper Company, a global forest products, paper and packaging company, including Vice President and Deputy General Counsel.

Anthony Massetti joined NCR on January 28, 2008, as Senior Vice President and Chief Financial Officer. Prior to joining NCR, Mr. Massetti was Senior Vice President and Chief Financial Officer of QLogic Corp. (“QLogic”), a provider of networking storage and high-performance computing, from June 2005 to January 25, 2008, and was Vice President and Chief Financial Officer from May 2004 to June 2005. From July 2002 to May 2004, he was Vice President, Finance, at QLogic.

Christine Wallace became NCR’s Senior Vice President, Worldwide Customer Services Division, in March 2006. Prior to her current position, Ms. Wallace was NCR’s Senior Vice President, Human Resources from January 2004 until she assumed her current position. From 2001 until January 2004, she was Vice President, Global Customer Services, Teradata Division. Ms. Wallace joined NCR in 1978.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company's executive officers and directors is included in the material captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in NCR's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

The information regarding the Company’s Audit Committee is included in the material captioned “Committees of the Board,” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference. Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

The Company has not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

The Company has a Code of Conduct that sets the standard for ethics and compliance for all of its employees. NCR’s Code of Conduct is filed as Exhibit 14 of this Form 10-K. The Company intends to disclose any amendments to or waivers of the Code of Conduct on behalf of the Executive Officers on the Company’s investor relations website at http://investor.ncr.com under the heading “Corporate Governance,” and on NCR’s corporate governance website at www.ncr.com/corpgovernance/corpgov_code_conduct.htm, promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information regarding the Company's compensation of its named executive officers is included in the material captioned "Executive Compensation" included in NCR's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference. The information regarding compensation committee interlocks and insider participation is included in the material captioned “Compensation and Human Resource Committee” included in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year and is incorporated herein by reference. The information regarding the compensation committee report is included in the material captioned “Board Compensation and Human Resource Committee Report on Executive Compensation” of NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the material captioned "Stock Ownership" in NCR's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

Information regarding equity compensation plans is included in the material captioned “Equity Compensation Plan Information” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information described under the caption “Related Person Transactions” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference. The information regarding director independence is included in the material captioned “Corporate Governance” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to the Company’s independent registered public accounting firm is included in the material captioned “Fees Paid to the Company’s Independent Registered Public Accounting Firm” in NCR’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2007 year, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Form 10-K report:

2. Financial Statement Schedule: Financial Statement Schedule II – Valuation and Qualifying Accounts is included in this Form 10-K report on page 98. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of August 27, 2007 between NCR Corporation and Teradata Corporation (Exhibit 2.1 to the Form 10 of Teradata Corporation (the “Teradata Form 10”)).

3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 23, 2008 (Exhibit 3.1 to the NCR Corporation Current Report on Form 8-K filed January 25, 2008).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the "Lucent Registration Statement")).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (Exhibit 10.6 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006). Certain portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

10.7	Tax Sharing Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007 (the “September 21, 2007 Form 8-K”)).

10.8	Form of Interim Services and Systems Replication Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the Teradata Form 10).

10.9	Employee Benefits Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the September 21, 2007 Form 8-K).

10.10	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.4 to the Teradata Form 10).

10.11	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.5 to the Teradata Form 10).

10.12	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.6 to the Teradata Form 10).

10.13	Form of Master Agreement between NCR Corporation and Teradata Corporation for Enterprise Data Warehousing Sales and Support (Exhibit 10.16 to the Teradata Form 10).

10.14	Form of Network Support Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.17 to the Teradata Form 10).

10.15	Form of Service Provider Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.18 to the Teradata Form 10).

10.16	Form of Master Reseller Agreement for Middle East and Africa between NCR Corporation and Teradata Corporation (Exhibit 10.19 to the Teradata Form 10).

10.17	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.17.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17.2	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.6.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”)).

10.17.3	Form of Restricted Stock Agreement under the NCR Management Stock Plan (Exhibit 10.6.4 to the 2005 Annual Report).

10.18	NCR Corporation 2006 Stock Incentive Plan (Exhibit B to the Company’s Proxy Statement filed on March 10, 2006).

10.18.1	First Amendment to NCR Corporation 2006 Stock Incentive Plan dated October 9, 2006 (Exhibit 10.5 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.18.2	NCR Corporation 2006 Stock Incentive Plan amended July 27, 2007 (Exhibit 10.2 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.18.3	Form of 2007 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed December 20, 2006).

10.18.4	Form of 2007 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed December 20, 2006).

10.18.5	Form of 2007 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed December 20, 2006).

10.18.6	Form of 2007 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed December 20, 2006).

10.18.7	Form of 2007 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed December 20, 2006).

10.18.8	Form of 2008 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2008).

10.18.9	Form of 2008 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed February 19, 2008).

10.18.10	Form of 2008 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2008).

10.18.11	Form of 2008 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2008).

10.18.12	Form of 2008 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2008).

10.19	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report).

10.20	NCR Management Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on March 10, 2006).

10.21	NCR Director Compensation Program dated April 24, 2007 (Exhibit 10.8 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.21.1	2007 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.21.2	2007 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.10 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”)).

10.22.1	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.22.2	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.22.3	Fourth Amendment to the Retirement Plan for Officers of NCR effective January 1, 2006 (Exhibit 10.7.4 to the 2005 Annual Report).

10.22.4	Fifth Amendment to the Retirement Plan for Officers of NCR effective December 31, 2006 (Exhibit 10.13.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.23	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.23.1	First Amendment to the NCR Officer Plan, executed December 17, 2004 (Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004).

10.23.2	Second Amendment to the NCR Officer Plan effective January 1, 2006 (Exhibit 10.8.2 to the 2005 Annual Report).

10.23.3	Third Amendment to the NCR Officer Plan effective December 31, 2006 (Exhibit 10.14.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.23.4	Fourth Amendment to the NCR Officer Plan effective January 1, 2008.

10.24	NCR Change in Control Severance Plan, dated December 13, 2005 and effective January 1, 2006 (Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2005).

10.24.1	First Amendment to the NCR Change in Control Severance Plan (Exhibit 10.15.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.25	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.25.1	First Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective January 1, 2006 (Exhibit 10.12.1 to the 2005 Annual Report).

10.25.2	Second Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective December 31, 2006 (Exhibit 10.16.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.26	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.26.1	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.26.2	Second Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective January 1, 2006 (Exhibit 10.13.3 to the 2005 Annual Report).

10.26.3	Third Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective December 31, 2006 (Exhibit 10.17.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.27	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.27.1	First Amendment to the NCR Nonqualified Excess Plan, executed December 17, 2004 (Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2004).

10.27.2	Second Amendment to the NCR Nonqualified Excess Plan effective January 1, 2006 (Exhibit 10.14.2 to the 2005 Annual Report).

10.27.3	Third Amendment to the NCR Nonqualified Excess Plan effective December 31, 2006 (Exhibit 10.18.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.27.4	Fourth Amendment to the NCR Nonqualified Excess Plan (Exhibit 10.11 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.27.5	Fifth Amendment to the NCR Nonqualified Excess Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.28	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.29	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.30	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed August 2, 2005).

10.30.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.31	Letter Agreement with Malcolm Collins dated February 5, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed February 9, 2006).

10.32	Letter Agreement with Peter Lieb effective May 29, 2006 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed June 1, 2006).

10.33	Letter Agreement dated November 19, 2007 between NCR Corporation and Anthony J. Massetti (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K dated November 20, 2007).

14	Code of Conduct for associates of NCR Corporation.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 28, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 28, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 28, 2008.

99.1	Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

99.2	Analyst day presentation of the Company dated December 6, 2007 (Exhibit 99.1 the NCR Corporation Current Report on Form 8-K dated December 6, 2007).

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B		Column C		Column D	Column E
Description	Balance at Beginning of Period		Additions		Deductions	Balance at End of Period
			Charged to Costs & Expenses	Charged to Other Accounts
Year Ended December 31, 2007
Allowance for doubtful accounts	$18	(a)	$5	$—	$4	$19
Deferred tax asset valuation allowance	$686	(a)	$—	$—	$245	$441
Inventory excess and obsolete reserves	$206	(a)	$127	$—	$186	$147
Reserves related to business restructuring	$6	(a)	$70	$1	$52	$25

Year Ended December 31, 2006
Allowance for doubtful accounts	$25		$4	$—	$6	$23
Deferred tax asset valuation allowance	$634		$54	$—	$—	$688
Inventory excess and obsolete reserves	$257		$104	$—	$137	$224
Reserves related to business restructuring	$8		$1	$—	$3	$6

Year Ended December 31, 2005
Allowance for doubtful accounts	$24		$4	$—	$3	$25
Deferred tax asset valuation allowance	$669		$—	$—	$35	$634
Inventory excess and obsolete reserves	$292		$117	$—	$152	$257
Reserves related to business restructuring	$6		$6	$—	$4	$8

(a)	The beginning balance as of January 1, 2007 excludes the amounts allocated to the Teradata Data Warehousing business as it was spun-off on September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: February 29, 2008	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ William Nuti
William Nuti	Chairman of the Board, Chief Executive Officer and President

/s/ Anthony Massetti
Anthony Massetti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Linda Fayne Levinson
Linda Fayne Levinson	Director

/s/ Edward P. Boykin
Edward P. Boykin	Director

/s/ Gary Daichendt
Gary Daichendt	Director

/s/ Mark P. Frissora
Mark P. Frissora	Director

/s/ C.K. Prahalad
C.K. Prahalad	Director

Date: February 29, 2008