Form 10-Q
period 2008-03-31
NCR CORP
filed 2008-05-12
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2008, was approximately 167.5 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2008	2007
Product revenue	$603	$486
Service revenue	580	506

Total revenue	1,183	992

Cost of products	441	411
Cost of services	483	424
Selling, general and administrative expenses	159	145
Research and development expenses	35	29

Total operating expenses	1,118	1,009

Income (loss) from operations	65	(17)

Interest expense	6	6
Other income, net	(7)	(9)

Income (loss) from continuing operations before income taxes	66	(14)
Income tax expense (benefit)	17	(5)

Income (loss) from continuing operations	49	(9)
(Loss) income from discontinued operations, net of tax	(1)	43

Net income	$48	$34

Income (loss) per common share from continuing operations
Basic	$0.28	$(0.05)

Diluted	$0.28	$(0.05)

Net income per common share
Basic	$0.28	$0.19

Diluted	$0.27	$0.19

Weighted average common shares outstanding
Basic	173.0	179.3
Diluted	175.7	179.3

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$851	$952
Accounts receivable, net	1,048	1,167
Inventories, net	752	717
Other current assets	260	252

Total current assets	2,911	3,088

Property, plant and equipment, net	309	313
Goodwill	66	64
Prepaid pension cost	831	776
Deferred income taxes	208	210
Other assets	331	329

Total assets	$4,656	$4,780

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	481	516
Payroll and benefits liabilities	163	231
Deferred service revenue and customer deposits	432	359
Other current liabilities	380	423

Total current liabilities	1,457	1,530

Long-term debt	308	307
Pension and indemnity plan liabilities	450	433
Postretirement and postemployment benefits liabilities	362	359
Deferred income taxes	53	45
Income tax accruals	179	165
Other liabilities	158	165
Minority interests	22	19

Total liabilities	2,989	3,023

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 169.8 and 178.2 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	503	683
Retained earnings	1,656	1,608
Accumulated other comprehensive loss	(494)	(536)

Total stockholders’ equity	1,667	1,757

Total liabilities and stockholders’ equity	$4,656	$4,780

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Three Months Ended March 31
	2008	2007
Operating activities
Net Income	$48	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	1	(43)
Depreciation and amortization	29	27
Stock-based compensation expense	10	5
Excess tax benefit from stock-based compensation	—	(2)
Deferred income taxes	7	5
Gains on sale of property, plant and equipment	(17)	(4)
Changes in operating assets and liabilities:
Receivables	119	67
Inventories	(35)	(37)
Current payables and accrued expenses	(94)	(74)
Deferred service revenue and customer deposits	73	41
Employee severance and pension	(21)	26
Other assets and liabilities	(39)	(2)

Net cash provided by operating activities	81	43

Investing activities
Expenditures for property, plant and equipment	(17)	(22)
Proceeds from sales of property, plant and equipment	38	11
Additions to capitalized software	(15)	(12)

Net cash provided by (used in) investing activities	6	(23)

Financing activities
Repurchases of Company common stock	(193)	—
Excess tax benefit from stock-based compensation	—	2
Proceeds from employee stock plans	4	18

Net cash (used in) provided by financing activities	(189)	20

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(13)	108
Net cash used in investing activities	—	(19)
Net cash provided by financing activities	—	2

Net cash (used in) provided by discontinued operations	(13)	91

Effect of exchange rate changes on cash and cash equivalents	14	2

(Decrease) increase in cash and cash equivalents	(101)	133
Cash and cash equivalents at beginning of period	952	947

Cash and cash equivalents at end of period	$851	$1,080

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2007.

As a result of the spin-off of Teradata in 2007, the results of operations and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Form 10-Q. Unless otherwise noted, disclosures herein refer only to continuing operations.

As discussed in Note 10, effective January 1, 2008, NCR reorganized its businesses and the management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. We have reclassified prior period segment information to conform to the current period presentation of our segment information.

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

A majority of NCR’s solutions contain software that is more than incidental to the hardware and services. Revenue related to software and software-related elements is recognized in accordance with SOP 97-2. In situations where there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Fair value of software and software-related elements is based on vendor specific objective evidence (VSOE). VSOE of fair value is determined based on the price charged when each element is sold separately.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. For the quarter ended March 31, 2008, the amount from bill and hold transactions approximated 1% of consolidated revenue.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts, not subject to the provisions of SOP 97-2, NCR applies the provisions of FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”). In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended March 31
	2008	2007
Comprehensive Income
Income (loss) from continuing operations	$49	$(9)
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	(2)	(1)
Unrealized loss on derivatives accounted for as hedges	—	(1)
Amortization of costs associated with pension, postemployment and postretirement benefits	15	22
Currency translation adjustments	29	5

Total comprehensive income from continuing operations	91	16
Total comprehensive (loss) income from discontinued operations	(1)	45

Total comprehensive income	$90	$61

Total comprehensive income from discontinued operations for the three months ended March 31, 2007 includes $43 million of income from discontinued operations, net of tax, as well as $2 million of other components of other comprehensive income related to the discontinued operation.

In millions	March 31, 2008	December 31, 2007
Inventories, net
Work in process and raw materials	$133	$138
Finished goods	226	194
Service parts	393	385

Total inventories, net	$752	$717

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of fair value, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as those nonfinancial assets and liabilities with recurring fair value measurements, on January 1, 2008. See Note 11, “Fair Value of Assets and Liabilities,” for further discussion of the adoption of SFAS 157. The Company is currently assessing the impact of SFAS 157 related to those nonfinancial assets and liabilities for which the effective date has been delayed until fiscal years beginning after November 15, 2008.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure financial instruments and certain other items at fair value for recognition or disclosure purposes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure financial instruments and other items at fair value and therefore, the adoption of SFAS 159 did not have an impact on its Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 141 (revised 2007) In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations. SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, intangible assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position, results of operations or liquidity; however, our accounting for all business combinations after adoption will comply with the new standard.

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

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will comply with the new standard.

4. RESTRUCTURING AND REAL ESTATE TRANSACTIONS

In the first quarter of 2007, the Company initiated a manufacturing realignment primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the Europe, Middle East and Africa as well as the Asia Pacific and Japan regions. As expected, this realignment has improved productivity and freed capital to invest in revenue-generating programs in sales, engineering and market development. As a result of this realignment, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits. Of the $46 million initially recorded for this realignment, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, and the remainder was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2007, $11 million of the initial reserve for this initiative remained, of which the Company made $8 million in severance payments during the three months ended March 31, 2008. The reserve balance of $3 million is expected to be utilized during the remainder of 2008.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program included actions which were designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and has resulted in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112. As of December 31, 2007, $7 million of the initial reserve for this initiative remained, which was fully utilized in the three months ended March 31, 2008.

The following table summarizes the remaining reserve for these activities as of December 31, 2007 and the remaining reserve as of March 31, 2008, which is included on the Condensed Consolidated Balance Sheets in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations will be paid during the remainder of 2008.

In millions	Employee Severance and Other Benefits
Restructuring reserve
Balance as of December 31, 2007	$18
Payments during the three months ended March 31, 2008	(15)

Ending balance as of March 31, 2008	$3

During the first quarter of 2008, the Company recognized a $16 million gain in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations from the sale of a manufacturing facility in Canada, which had a net book value of $4 million.

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from four to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	March 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In millions
Identifiable intangible assets
Non-compete arrangements	4 - 5	$5	$(3)	$5	$(3)
Intellectual property	4 - 5	46	(29)	45	(27)

Total identifiable intangible assets		$51	$(32)	$50	$(30)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Three months ended March 31, 2008	For the year ended (estimated)
In millions		2008	2009	2010	2011	2012
Amortization expense	$2	$9	$7	$3	$1	$1

6. STOCK COMPENSATION PLANS

As of March 31, 2008, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31 as follows:

In millions	2008	2007
Stock options	$4	$3
Restricted stock	6	2

Total stock-based compensation (pre-tax)	10	5
Tax benefit	(3)	(1)

Total stock-based compensation, net of tax	$7	$4

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense increased compared to the first quarter of 2007, primarily due to expected performance against targets, higher grant activity and the modifications of stock awards for NCR employees in connection with the spin-off of Teradata on September 30, 2007. The modifications resulted in the establishment of new service and performance-based measures for a portion of the awards outstanding at the time of the spin-off. As these adjustments were modifications of awards in accordance with SFAS 123R, the Company compared the fair value of the awards immediately prior to the modification to the fair value immediately after the modification to measure the incremental stock-based compensation cost. These modifications resulted in approximately $2 million of incremental expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $7.30 for the three months ended March 31, 2008 and $7.82 for the three months ended March 31, 2007.

	Three Months Ended March 31
	2008	2007
Dividend yield	—	—
Risk-free interest rate	2.55%	4.51%
Expected volatility	31.8%	32.6%
Expected holding period (years)	5.1	5.0

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

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit (income) cost of the Company’s pension plans for the three months ended March 31 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Net service cost	$—	$—	$8	$10	$8	$10
Interest cost	48	46	27	22	75	68
Expected return on plan assets	(62)	(61)	(33)	(31)	(95)	(92)
Amortization of:
Prior service cost	—	—	2	3	2	3
Actuarial loss	—	1	16	21	16	22

Net benefit (income) cost	$(14)	$(14)	$20	$25	$6	$11

Of the total net benefit cost presented above for the three months ended March 31, 2007, $2 million was related to discontinued operations.

The net periodic benefit cost of the postretirement plan for the three months ended March 31 was:

	Postretirement Benefits
In millions	2008	2007
Interest cost	$2	$2
Amortization of:
Prior service cost	(3)	(3)
Actuarial loss	1	1

Net benefit cost	$—	$—

The net periodic benefit cost of the postemployment plan for the three months ended March 31 was:

	Postemployment Benefits
In millions	2008	2007
Net service cost	$6	$8
Interest cost	4	5
Amortization of:
Actuarial loss	3	6

Net benefit cost	$13	$19
Restructuring severance cost (Note 4)	—	37

Total postemployment cost	$13	$56

Of the total postemployment cost presented above for the three months ended March 31, 2007, $4 million was related to discontinued operations.

Employer Contributions

Pension For the three months ended March 31, 2008, NCR contributed approximately $15 million to its international pension plans and $2 million to its executive pension plan. NCR anticipates contributing an additional $65 million to its international pension plans in 2008 for a total of $80 million, and an additional $8 million to its executive pension plan in 2008 for a total of $10 million. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2008.

Postretirement For the three months ended March 31, 2008, the Company made $4 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $14 million to its U.S. postretirement plan for a total of $18 million in 2008.

Postemployment For the three months ended March 31, 2008, NCR contributed approximately $19 million to its postemployment plans, of which $15 million was for benefit payments relating to the realignment initiatives described in Note 4. NCR anticipates contributing an additional $41 million to its postemployment plans in 2008 for a total of $60 million.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2008 cannot currently be reasonably determined.

The United States Department of Justice is conducting an investigation regarding the propriety of the Company’s former Teradata Data Warehousing business’s arrangements and understandings with others in connection with certain federal contracts. In connection with the spin-off of Teradata on September 30, 2007, the responsibility for this matter, together with the related reserve, was distributed to Teradata Corporation. While the Company may be subject to ostensible exposure inasmuch as it was the contracting party in the matter at issue, Teradata Corporation is generally obligated to indemnify the Company for any losses arising out of this matter.

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has probable liability with respect to this aspect of the investigation.

Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes.

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay, in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which are located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (G-P, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

As of March 31, 2008, the reserve for the Fox River matter was approximately $81 million compared to $85 million as of December 31, 2007. The change in the reserve was due primarily to utilizations for clean-up activities and legal fees. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2 through 5. In response, in 2004, NCR and G-P entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is not expected to be completed until late 2008 at the earliest. In November 2006, the Governments issued for public comment a proposal to amend the RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river.

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a removal action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work was performed during 2007. The remaining work is expected to be completed in 2008. The estimated costs of this project are included in the estimates discussed below. In June 2007, the Governments issued their amendment to the 2003 RODs (Amended ROD), adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work will be $390 million.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. In October 2007, certain of the PRPs issued a request for proposals (RFP), seeking bids from contractors for the type of contractual arrangement for the lower river clean-up work consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first quarter of 2008. Further negotiations with one of the contractors are ongoing and may culminate in the execution of a contract in the second or third quarter of 2008. At the same time, certain PRPs and the Governments are exploring “value engineering” concepts intended to reduce the costs of the remediation, though these efforts are in their early stages. In light of the cost information obtained through the RFP responses and the subsequent proposal refinement, there can be no assurance that the estimated total clean-up costs for the site, and thus the Company’s reserve, will not be significantly higher, but the contractor negotiations must be completed and the referenced value engineering analysis must progress further, before NCR is in a position to determine whether better estimates can be made.

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. Under the Order, full-scale remediation is to begin in 2009. NCR, API and the other PRPs are working with the Governments to implement certain provisions of the Order.

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. The suit was initially filed against the George A. Whiting Paper Company, and several defendants, including the Glatfelter and Menasha companies, two of the eight PRPs receiving the Order, have been added to the suit in the following months. As of May 6, 2008, two counterclaims seeking contribution under CERCLA had been filed against NCR and API. Absent settlements, additional parties are likely to be joined to the lawsuit by July 2008, and additional counterclaims may be filed. No trial date or other schedule has been set for this lawsuit.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period extending through at least approximately 2019 – will depend on a number of factors. In general, the most significant factors include: (1) the total of the clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $613 million. This $613 million estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work required by the Amended ROD but not included in the Amended ROD’s official cost estimate. The total cost also includes estimates for the OU 1 work, the Phase I work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs, and an amount for Government past costs. The range of reasonably possible outcomes is estimated to be between $537 million (assuming no cost-overrun contingency) and $664 million (assuming a 30% contingency). However, there can be no assurances that these amounts will not be significantly higher. The cost information obtained through the RFP responses, and the subsequent proposal refinement and negotiations, suggest these amounts may increase but the contractor negotiations must be completed and the referenced value engineering analysis must progress further, before NCR is in a position to determine whether better estimates can be made.

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

In light of the ongoing remedial design work being conducted by NCR and G-P, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for some corporate or municipal entities), the efforts to implement the Government Order for clean-up of the lower river, the advent of the allocation litigation referenced above, the initial bids received in response to the RFP, the subsequent value engineering efforts designed to render the clean-up more efficient and less costly, efforts by NCR and API to identify other parties with potential responsibility for the clean-up (some of which have had little or no involvement with the site activities and Government discussions of recent years), and ongoing negotiations with contractors about the cost of implementing the work required under the Order, calculation of the reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although we are unable to predict or estimate such changes at this time. However, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings and competitive position.

AT&T and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $30 million as of March 31, 2008, and is deducted in determining the net reserve discussed above.

In addition, NCR previously reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $29 million. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is estimated to be $4 million.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of March 31, 2008, because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded using pre-established warranty percentages for the respective product classes. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2008	2007
Warranty reserve
Beginning balance as of January 1	$13	$13
Accruals for warranties issued	12	6
Settlements (in cash or in kind)	(12)	(10)

Ending balance as of March 31	$13	$9

The accruals for warranties issued increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to higher product revenue and the increase of the standard warranty period for some products in certain geographies. NCR also periodically offers extended warranties in the form of product maintenance services to its customers. Refer to “Warranty and Sales Returns” under Note 1, “Basis of Presentation,” for further description of the Company’s accounting policy for extended warranties. Amounts associated with these extended warranties are not included in the table above.

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three Months Ended March 31
	2008	2007
Income (loss) from continuing operations	$49	$(9)
(Loss) income from discontinued operations	(1)	43

Net Income applicable to common shares	48	34

Weighted average outstanding shares of common stock	173.0	179.3
Dilutive effect of employee stock options and restricted stock	2.7	— *

Common stock and common stock equivalents	175.7	179.3

Basic earnings (loss) per share:
From continuing operations	$0.28	$(0.05)
From discontinued operations	$—	$0.24

Net earnings per share (Basic)	$0.28	$0.19

Diluted earnings (loss) per share:
From continuing operations	$0.28	$(0.05)
From discontinued operations	$(0.01)	$0.24

Net earnings per share (Diluted)	$0.27	$0.19

*	In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, potential common shares that would cause dilution, such as stock options and restricted stock, were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007, because their inclusion would have been anti-dilutive due to the loss from continuing operations. As of March 31, 2007, 2.8 million such shares were excluded, and fully diluted shares would have been 182.1 million shares absent the loss from continuing operations. Diluted net earnings per share and diluted earnings per share from discontinued operations were calculated using the fully diluted share count.

Additionally, options to purchase approximately 0.5 million shares of common stock for the first quarter of 2008 and 0.1 million shares for the first quarter of 2007 were outstanding but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

10. SEGMENT INFORMATION

Effective January 1, 2008, NCR reorganized its businesses and the management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives revenue by selling products and services to the retail, financial, travel and hospitality, healthcare, entertainment and gaming, and public sector industries. The Company’s products, services and solutions enable NCR’s customers to connect, interact and transact with their customers, and include:

ATM hardware and software; traditional point-of-sale and self-checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation and customer support services; as well as the maintenance and sale of third-party products and services. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin and segment assets are not included in this assessment of segment performance. We have reclassified our prior period segment information to conform to the current period presentation.

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, as well as the gain on the sale of a manufacturing facility in Canada, and restructuring costs associated with the manufacturing realignment initiative are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from operations.

The following table presents data for revenue and gross margin by segment:

	Three Months Ended March 31
In millions	2008	2007
Revenue by segment
Americas	$487	$424
EMEA	493	378
APJ	203	190

Total revenue	1,183	992

Gross margin by segment
Americas	93	85
EMEA	122	85
APJ	46	39

Total - Segment gross margin	261	209

Selling, general and administrative expenses	174	143
Research and development expenses	32	28
Pension expense	6	9
Other adjustments (1)	16	(46)

Income (loss) from operations	$65	$(17)

(1)	Includes a $16 million gain from the sale of a manufacturing facility in Canada for the three months ended March 31, 2008 and $46 million of manufacturing realignment costs for the three months ended March 31, 2007.

The following table presents revenue from products and services for NCR:

	Three Months Ended March 31
In millions	2008	2007
Product revenue	$603	$486
Professional and installation services revenue	136	127

Total solution revenue	739	613
Support services revenue	444	379

Total revenue	$1,183	$992

11. FAIR VALUE OF ASSETS AND LIABILITIES

The Company adopted SFAS No. 157 effective January 1, 2008. For accounting purposes, SFAS No. 157 defines fair value as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities

•

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly

•	Level 3: Unobservable inputs for which there is little or no market data

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Financial assets and liabilities recorded at fair value as of March 31, 2008 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$29	$29	$—	$—
Interest rate swap	1	—	1	—

Total	$30	$29	$1	$—

Liabilities
Foreign exchange forward contracts	$2	$—	$2	$—

Total	$2	$—	$2	$—

Available-For-Sale Securities The Company has investments in mutual funds and equity securities in Japan that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan, respectively.

Foreign Exchange Forward Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our main transactional exposures through the use of foreign exchange forward contracts. The foreign exchange forward contracts are valued using the market approach based on observable market transactions of forward rates.

Interest Rate Swap NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized effectively modifies a portion of the exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. The fair value of the swap is determined using the income approach and is calculated based on LIBOR yield curves at the reporting date.

12. SUBSEQUENT EVENTS

In April 2008, NCR commenced a realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative will address legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative is expected to result in cost savings and improve productivity while freeing up funds to invest in growth initiatives. The Company is in the process of determining the scope of this initiative and expects to begin realignment actions in the second quarter of 2008. The costs and expected savings associated with this realignment are not currently estimable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2008:

•	Overall revenue growth driven by increases in all regions; Americas; Europe, Middle East and Africa (EMEA) and Asia Pacific Japan (APJ);

•	EMEA and APJ regions experienced improved gross margin performance period-over-period; and

•

On January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business units organized by product and service offering. The new organization model is expected to deliver more sales productivity and is expected to reduce overall operating costs.

We continued our focus in the quarter on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

1)	Drive profitable growth – We expect to invest in sales and other demand creation resources in areas with the greatest potential for profitable growth, such as self-service technologies, including self-check-in/out and other self-service solutions. We continue to broaden the scope of our self-service solutions for our existing customers and to introduce these solutions into newer industry-vertical markets, such as travel and hospitality, health care, entertainment and gaming, and public sector. Additionally, we expect to make acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)	Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. In 2007, we completed the ATM manufacturing realignment program. As of the end of the first quarter of 2008, the Company has completed the majority of the activities related to its realignment program in Japan. The Company has been successful in executing these realignment programs, as planned, and is realizing the full program benefits beginning in this year. The Company continues to evaluate other realignment opportunities that drive operating efficiency globally. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our manufacturing and Japan realignment initiatives.

3)	Evolve to a more customer-focused, high-technology culture – We continue to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance. On January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business units organized by product and service offering. The new organization model is expected to deliver more sales productivity and is expected to reduce overall operating costs.

We expect to continue with these initiatives for the remainder of 2008 and beyond, as we refine our business model and position the Company for growth and profitability. Unless otherwise noted, this MD&A excludes information related to the Teradata Data Warehousing business, which is classified as a discontinued operation for all periods presented due to its spin-off from the Company on September 30, 2007.

Results of Continuing Operations for Three Months Ended March 31, 2008

Compared to Three Months Ended March 31, 2007

In millions	2008	2007
Consolidated revenue	$1,183	$992

Consolidated gross margin	$259	$157
Consolidated operating expenses:
Selling, general and administrative expenses	159	145
Research and development expenses	35	29

Consolidated income (loss) from continuing operations	$65	$(17)

Revenue increased 19% from the first quarter of 2007 due to higher sales volume for both our products and services. The revenue increase included a benefit of 6% from foreign currency fluctuations. Consolidated income from continuing operations during the first quarter of 2008, included $16 million of income from the sale of a manufacturing facility in Canada, which is included in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations. The first quarter of 2007 included $46 million of restructuring costs from the manufacturing realignment initiative. After adjusting for these items, consolidated income from continuing operations increased due to the increase in sales volume and improvement in gross margin, offset by an increase in operating expenses.

Gross Margin

Gross margin as a percentage of revenue for the three months ended March 31, 2008 was 21.9% compared to 15.8% in the first quarter of 2007. Product gross margin increased to 26.9% in the first quarter of 2008 compared to 15.4% in the first quarter of 2007. The manufacturing realignment costs in the first quarter of 2007 impacted product gross margin by 9.5%. The product gross margin improved due to a decrease in manufacturing costs, as we continue to realize the benefits from the manufacturing realignment initiative. Services gross margin of 16.7% in the first quarter of 2008 improved slightly compared to 16.2% in the first quarter of 2007, primarily due to the continued emphasis on cost reduction initiatives.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statements of Operations, were $194 million for the first quarter of 2008 compared to $174 million during the same period of 2007. As a percentage of revenue, total operating expenses decreased to 16.4% in the first quarter of 2008 from 17.5% for the same period of 2007. In the first quarter of 2008, the Company recognized a $16 million gain from the sale of the manufacturing facility in Canada, which impacted selling, general and administrative expenses by 1.4%. Selling, general and administrative expenses increased compared to the prior year primarily due to demands associated with higher revenue and continued investment in sales and demand creation. Research and development expenditures increased by $6 million as we continue to make investments to launch new products in 2008 and beyond.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2008 and 2007 were impacted by certain employee benefit plans as shown below:

	Three Months Ended March 31
In millions	2008	2007
Pension expense	$6	$9
Postemployment expense	13	52

Total expense	$19	$61

During the three months ended March 31, 2008, NCR incurred $6 million of pension expense compared to $9 million in the first quarter of 2007. The decrease was due primarily to a reduction in actuarial loss amortization driven by actuarial gains resulting from higher interest rates and asset returns. We continue to expect pension expense of approximately $40 million in 2008.

Postemployment plan expense during the first three months of 2008 decreased to $13 million from $52 million during the same time period in 2007. The decrease was driven primarily by postemployment expense of $37 million reported in the same period of 2007 relating to a discrete charge resulting from the manufacturing realignment initiative, which is described in more detail in the “Restructuring and Re-Engineering” section of this MD&A.

Results of Operations by Segment

As described in Note 1, “Basis of Presentation,” and Note 10, “Segment Information,” effective January 1, 2008, NCR reorganized its businesses and management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. Under the new organization structure, NCR manages its business on a geographic basis. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

For purposes of discussing our operating results by segment, we exclude the impact of certain items, consistent with the manner by which management views each segment and reports our segment results. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the gross margin for each segment presented and discussed below. In addition, the segment results in the first quarter of 2008 exclude a $16 million gain from the sale of a manufacturing facility in Canada, and the results in the first quarter of 2007 exclude $46 million of manufacturing realignment costs. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 10 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue, due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and APJ regions.

Americas: The Americas region revenue increased 15% during the first quarter of 2008 as compared to the first quarter of 2007. The revenue growth was driven by higher volume from the sale of both our products and services. Foreign currency fluctuations provided a 2% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue decreased slightly to 19.1% in 2008 compared to 20.0% in 2007. The margins were lower primarily due to an unfavorable revenue mix, driven by large customer roll-outs at a lower margin rate.

EMEA: The EMEA region revenue increased 30% during the first quarter of 2008 as compared to the first quarter of 2007, with double digit increases driven by higher sales volume in both products and services. All our major revenue producing countries in EMEA experienced revenue growth. Foreign currency fluctuations provided a 9% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 24.7% in 2008 compared to 22.5% in 2007, primarily due to a favorable mix of product revenue and a decrease in manufacturing costs, due to the manufacturing realignment initiative.

APJ: The APJ region revenue increased 7% during the first quarter of 2008 as compared to the first quarter of 2007, led by a double digit increase in service revenue. Foreign currency fluctuations provided an 11% benefit to the period-over-period revenue comparison. Therefore, considering the impact of the foreign currency fluctuation benefit, revenue was lower due to the unfavorable timing of transactions year-over-year. Gross margin as a percentage of revenue increased to 22.7% in 2008 compared to 20.5% in 2007, primarily due to a favorable mix of products and services sold.

Interest and Other Income Items

Interest expense of $6 million was unchanged in the first quarter of 2008 compared to the first quarter of 2007.

Other income, net, decreased by $2 million in the first quarter of 2008, compared to the first quarter of 2007. Other income includes items such as interest income, minority interest and gains or losses on equity investments. Interest income was $8 million in the first quarter of 2008 compared to $12 million in the first quarter of 2007. The decrease in interest income was primarily due to lower interest rates and lower cash balances. The first quarter of 2007 also included an increase in an environmental reserve for a property that we previously owned.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended March 31, 2008 was 26%. This compares to an effective tax rate of 36% for the three months ended March 31, 2007. The lower effective tax rate in 2008 was due to certain non-recurring items that favorably impacted the rate.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Restructuring and Re-Engineering

In the first quarter of 2007, the Company initiated the manufacturing realignment related to its ATM products, which included outsourcing of certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies primarily in the EMEA and APJ regions. As a result of this realignment, the Company recorded $46 million for employee severance and other termination benefits in cost of products in the Condensed Consolidated Statements of Operations in the first quarter of 2007. Of the $46 million initially recorded for this realignment, $37 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, and the remainder was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2007, $11 million of the initial reserve remained for this initiative, of which $8 million in severance payments were made during the three months ended March 31, 2008. The Company did not record any additional costs related to this realignment activity during the three months ended March 31, 2008. The reserve balance of $3 million is expected to be utilized during the remainder of 2008.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program included actions which were designed to improve operating efficiency and to strengthen the Company’s competitive position in Japan and has resulted in reductions in employment. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112. As of December 31, 2007, $7 million of the initial reserve remained for this initiative, which was fully paid during the three months ended March 31, 2008. The Company has not recorded any additional costs related to this realignment activity in 2008.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the three months ended March 31:

In millions	2008	2007
Net cash provided by operating activities	$81	$43
Less: Expenditures for property, plant and equipment	(17)	(22)
Less: Additions to capitalized software	(15)	(12)

Free cash flow	$49	$9

For the first three months of 2008, cash provided by operating activities increased by $38 million while capital expenditures decreased by $2 million, resulting in a net increase in free cash flow of $40 million compared to the first three months of 2007. The increase in cash provided by operating activities was primarily driven by higher income from continuing operations (net of non-cash items) and collections on accounts receivables from our strong fourth quarter in 2007, offset somewhat by cash payments related to the manufacturing realignment and Japan realignment initiatives, primarily for severance costs.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities included net proceeds primarily from the sales of property, plant and equipment of $38 million. Our financing activities in the first three months of 2008 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. For the three months ended March 31, 2008, cash outflows from share repurchases were $193 million. In 2007, NCR did not purchase shares from the open market until after the spin-off of Teradata was completed on September 30, 2007. Cash inflows from stock plans were $4 million in the first three months of 2008 compared to $18 million in the first three months of 2007. The decrease in cash inflows was primarily due to a decrease in the number of options exercised in the first quarter of 2008.

Net cash used in activities from discontinued operations was $13 million for the period ended March 31, 2008 compared to $91 million of cash provided by discontinued operations for the period ended March 31, 2007. Cash outflow of $13 million in the three months ended March 31, 2008 was due to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

Contractual and Other Commercial Commitments: There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2007. The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our guarantees and product warranties are discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Our cash and cash equivalents totaled $851 million as of March 31, 2008. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2007 Form 10-K and determined that there was no change to our critical accounting policies in the three months ended March 31, 2008. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3 of Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of (i) foreign currency denominated inter-company inventory purchases by the marketing units and (ii) foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2008 as compared to 2007, based on comparable weighted averages for our functional currencies. This had a favorable impact of 6% on first quarter 2008 revenue compared to first quarter 2007 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence, on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases in the fair value of the hedge portfolio of $16 million as of March 31, 2008 and 2007. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases in the fair value of the hedge portfolio of $16 million as of March 31, 2008 and 2007.

The interest rate risk associated with our borrowing and investing activities as of March 31, 2008 was not material in relation to our condensed consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2008, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2008, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

While we have changed ownership of certain internal controls to reflect our new functional geographic organization model, there have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 8 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated herein by reference.

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

Economic Pressures Our business may be negatively affected by the global economies in which we operate. The current economic climate, which includes decreased and more closely scrutinized capital spending by many industries, could impact our ability to meet our commitments to customers, the ability of our suppliers to meet their commitments to us, the timing of purchases by our current and potential customers, or the ability of our customers to fulfill their obligations to us on a timely basis. In particular, customers in the financial services sector, which has been impacted by difficulties related to the sub-prime mortgage business and our retail customers who have seen dampening consumer demand, may be affected. The extent of this impact, if any, is dependent on a number of factors, including the duration of the current economic climate, its effect on the markets and other general economic and business conditions.

Competition If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Inc., Hewlett-Packard Company, Diebold, Inc., Wincor, Getronics NV (a subsidiary of KPN as of October 2007), Fujitsu, and Unisys Corporation, some of which have widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets, such as entry-level ATMs, payment and imaging, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures (particularly in the ATM marketplace); penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM market; exploit opportunities in new vertical markets, such as travel and hospitality, healthcare, entertainment and gaming, and public sector; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and effectively market and sell all of our diverse solutions. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of new competitors. Our customers sometimes finance our product sales through third-party financing companies. In the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, thus impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

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

Diversification While we believe the spin-off of Teradata on September 30, 2007 was the proper strategic move for both companies, following the spin-off, the Company is less diversified than before. Consequently, we must rely primarily on our self-service and assisted service products (along with the associated customer services business) to drive growth and profitability. If these products or service offerings suffer a significant decrease in demand or increase in costs, our results of operations or financial condition could be adversely affected.

Acquisitions and Divestitures As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestitures take place and we begin to include or exclude, as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate.

Pension Funds Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. The liabilities, assets and costs of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and Statement of Financial Accounting Standards No. 158 (SFAS 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In conforming to these standards, we are required to make a number of actuarial assumptions for each plan, including expected long-term return on plan assets and discount rate. Our future financial results could be materially impacted by volatility in financial market performance, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of the Form 10-K for the year ended December 31, 2007. Consistent with the requirements of paragraphs 44-45 of SFAS 87, we estimate our discount rate and long-term expected rate of return on asset assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations. Many countries around the world are in the process of updating their laws and regulations regarding pension funding, including the United States. These initiatives could require the Company to make significantly larger contributions to its pension plans in future years and increase the volatility of these contribution requirements.

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

Multinational Operations Our multinational operations expose us to business and legal risk in the various countries where we do business. In 2007, the percentage of revenues from outside of the United States was 65%. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from both our product development team and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. Also, if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties If third-party suppliers upon which we rely are not available, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel Corporation, contract manufacturing from Flextronics International Ltd. (formerly, Solectron Corporation) and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results. We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which we need to ensure. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

Intellectual Property Our continuing ability to be a leading technology and services solutions provider could be negatively affected if we do not develop and protect intellectual property that drives innovation. To that end, it is critical that we continue to develop leading technologies to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and application, diagnostic and other software we develop. To the extent we are not successful, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business would be impacted. Over the last several years, there has been an increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, or in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many initiatives underway. Effective January 1, 2008, we reorganized our structure, moving from a business unit model organized by product and service offering to a functional geographic model. If we do not establish the proper allocation of responsibility and lines of communication in this new model, our business and operating results could be impacted. If we are not successful in managing our other initiatives and minimizing any resulting loss in productivity, our business and operating results similarly could be negatively impacted.

If we do not attract and retain quality employees, we may not be able to meet our business objectives. Our employees are vital to our success. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel is critical, as these key employees are difficult to replace. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

If we do not maintain effective internal controls and accounting policies and practices necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system and continue further transitions of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of the Form 10-K for the year ended December 31, 2007.), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Our ability to effectively manage our business could be negatively impacted if we do not invest in and maintain reliable information systems. It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore, our financial condition or results of operations may be impacted.

Acquisitions and Alliances If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, equity investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations. This may lead to additional costs not anticipated at the time of acquisition.

Environmental Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in “Environmental Matters” under Note 8 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 1 of Part I of this Report and in the “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of the Form 10-K for the year ended December 31, 2007, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes, which could impact our future operating results and the amount of accrued liability.

Contingencies We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, data privacy and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable. While we believe that amounts provided in our Condensed Consolidated Financial Statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could have an impact on our future operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the three months ended March 31, 2008, the Company repurchased 8.7 million shares of its common stock at an average price per share of $22.29 under the 1999 and 2000 Board of Directors share repurchase programs. As of the beginning of the second quarter of 2008, the Company has a total remaining authorization of $316 million to purchase outstanding shares of NCR common stock. In addition, subsequent to the first quarter of 2008, from April 1, 2008, through May 9, 2008, the Company repurchased 3 million shares for approximately $71 million.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2008:

Time Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
January 1 through January 31, 2008	3,474,789	$22.52	—	3,474,789	$426,273,893
February 1 through February 29, 2008	2,681,800	$22.14	—	2,681,800	$366,907,520
March 1 through March 31, 2008	2,517,600	$22.14	221,980	2,295,620	$315,922,251

First quarter total	8,674,189	$22.29	221,980	8,452,209	$315,922,251

In addition, the Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the three months ended March 31, 2008, 9,429 shares were purchased at an average price of $22.37 per share.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2008. NCR’s Annual Meeting of Stockholders was held on April 23, 2008. At the Annual Meeting, stockholders voted on two matters: a proposal to elect Mark P. Frissora and C.K. Prahalad as Class C directors, and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class C Directors:

Mark P. Frissora	For:	143,875,261	Withheld:	7,455,054
C.K. Prahalad	For:	150,087,586	Withheld:	1,242,729

2.	Ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008.

For:	150,271,927
Against:	936,062
Abstain:	122,326

Item 5.	OTHER INFORMATION

In 2007, the Company transitioned the manufacturing of its ATMs, payment solutions, and self-checkout solutions in the Americas to Flextronics International Ltd. (formerly, Solectron Corporation), a provider of electronics manufacturing and integrated supply-chain services. Flextronics also procures a variety of components used in the manufacturing process on our behalf. Flextronics manufactures NCR products in Columbia, South Carolina; Guadalajara, Mexico; and Jaguariuna, Brazil. Given the Company’s decision to outsource its manufacturing activities for these products to Flextronics, a disruption in production at Flextronics could impact the timing of customer shipments. Refer to Item 1A of this Report under the caption, “Reliance on Third Parties” for further information regarding the potential impact of this relationship on our business operations.

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

10.1

Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the December 31, 2006 Annual Report on Form 10-K filed March 1, 2007, portions of which Exhibit 10.6 were omitted pursuant to NCR Corporation’s request for confidential treatment filed with the Securities and Exchange Commission).

10.2	Form of 2008 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2008).

10.3	Form of 2008 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed February 19, 2008).

10.4	Form of 2008 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2008).

10.5	Form of 2008 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2008).

10.6	Form of 2008 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2008).

10.7	NCR Director Compensation Program effective April 22, 2008.

10.8	2008 Director Option Grant Statement under the NCR Director Compensation Program.

10.9	2008 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: May 12, 2008	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer