Form 10-K/A
period 2006-12-31
NCR CORP
filed 2008-06-04
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 only to re-file Exhibit 10.6 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of the exhibit in our original Form 10-K.

This Amendment No. 1 to our Form 10-K for the year ended December 31, 2006 does not reflect events occurring after the filing of our original Form 10-K. No other modifications or changes have been made to our Form 10-K for the year ended December 31, 2006 as originally filed or the exhibits filed therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: June 4, 2008	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.6	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (portions omitted pursuant to NCR Corporation’s request for confidential treatment filed with the Securities and Exchange Commission).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer