Form 10-Q
period 2008-06-30
NCR CORP
filed 2008-08-05
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2008, was approximately 163.6 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
In millions, except per share amounts	2008	2007	2008	2007
Product revenue	$704	$630	$1,307	$1,116
Service revenue	628	549	1,208	1,055

Total revenue	1,332	1,179	2,515	2,171

Cost of products	512	454	953	865
Cost of services	533	456	1,016	880
Selling, general and administrative expenses	184	160	343	305
Research and development expenses	41	30	76	59

Total operating expenses	1,270	1,100	2,388	2,109

Income from operations	62	79	127	62
Interest expense	5	6	11	12
Other income, net	(5)	(7)	(12)	(16)

Income from continuing operations before income taxes	62	80	128	66
Income tax expense	17	29	34	24

Income from continuing operations	45	51	94	42
(Loss) income from discontinued operations, net of tax	(1)	47	(2)	90

Net income	$44	$98	$92	$132

Income per common share from continuing operations
Basic	$0.27	$0.28	$0.55	$0.23

Diluted	$0.26	$0.28	$0.54	$0.23

Net income per common share
Basic	$0.26	$0.54	$0.54	$0.73

Diluted	$0.26	$0.54	$0.53	$0.72

Weighted average common shares outstanding
Basic	166.8	180.1	169.9	179.7
Diluted	169.9	182.8	172.8	182.4

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$754	$952
Accounts receivable, net	991	1,167
Inventories, net	735	717
Other current assets	285	252

Total current assets	2,765	3,088

Property, plant and equipment, net	305	313
Goodwill	67	64
Prepaid pension cost	841	776
Deferred income taxes	202	210
Other assets	376	329

Total assets	$4,556	$4,780

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$301	$1
Accounts payable	469	516
Payroll and benefits liabilities	176	231
Deferred service revenue and customer deposits	411	359
Other current liabilities	418	423

Total current liabilities	1,775	1,530

Long-term debt	8	307
Pension and indemnity plan liabilities	442	433
Postretirement and postemployment benefits liabilities	362	359
Deferred income taxes	56	45
Income tax accruals	181	165
Other liabilities	127	165
Minority interests	19	19

Total liabilities	2,970	3,023

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 165.1 and 178.2 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	389	683
Retained earnings	1,700	1,608
Accumulated other comprehensive loss	(505)	(536)

Total stockholders’ equity	1,586	1,757

Total liabilities and stockholders’ equity	$4,556	$4,780

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
In millions	2008	2007
Operating activities
Net Income	$92	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	2	(90)
Depreciation and amortization	55	54
Stock-based compensation expense	20	9
Excess tax benefit from stock-based compensation	(1)	(5)
Deferred income taxes	21	22
Gains on sale of property, plant and equipment	(27)	(4)
Changes in operating assets and liabilities:
Receivables	176	9
Inventories	(18)	(63)
Current payables and accrued expenses	(103)	(53)
Deferred service revenue and customer deposits	52	15
Employee severance and pension	(4)	(10)
Other assets and liabilities	(115)	11

Net cash provided by operating activities	150	27

Investing activities
Expenditures for property, plant and equipment	(36)	(30)
Proceeds from sales of property, plant and equipment	53	11
Additions to capitalized software	(32)	(23)
Other investing activities, business acquisitions and divestitures, net	(23)	1

Net cash used in investing activities	(38)	(41)

Financing activities
Repurchases of Company common stock	(320)	—
Excess tax benefit from stock-based compensation	1	5
Short-term borrowings, additions	1	—
Short-term borrowings, repayments	—	(1)
Proceeds from employee stock plans	10	36
Other financing activities, net	—	1

Net cash (used in) provided by financing activities	(308)	41

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(16)	206
Net cash used in investing activities	—	(51)
Net cash provided by financing activities	—	3

Net cash (used in) provided by discontinued operations	(16)	158

Effect of exchange rate changes on cash and cash equivalents	14	7

(Decrease) increase in cash and cash equivalents	(198)	192
Cash and cash equivalents at beginning of period	952	947

Cash and cash equivalents at end of period	$754	$1,139

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

Out of Period Adjustments In the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $18 million relating to immaterial errors originating in prior periods. The adjustment was composed of an increase to income tax expense of $26 million due to an understatement of income tax expense in the years 2001 through 2006 and the first quarter of 2007 relating to the accounting for income taxes on intercompany profit. This adjustment was offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Because these errors, either individually or in the aggregate, were not material to any of the prior years’ financial statements, and the impact of correcting these errors in the prior year was not material to the full year 2007 financial statements, we recorded the correction of these errors in the second quarter of 2007 financial statements. Of the total $18 million adjustment, the amount recorded in the results from continuing operations was $11 million and the remaining $7 million was recorded in the results from discontinued operations.

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

A majority of NCR’s solutions contain software that is more than incidental to the hardware and services. Revenue related to software and software-related elements is recognized in accordance with SOP 97-2. In situations where there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Fair value of software and software-related elements is based on vendor-specific objective evidence (VSOE). VSOE of fair value is determined based on the price charged when each element is sold separately.

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. For the three and six month periods ended June 30, 2008, the amount from bill and hold transactions was less than 1% of consolidated revenue.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions of SOP 97-2, NCR applies the provisions of FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”). In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended June 30		Six Months Ended June 30
In millions	2008	2007	2008	2007
Comprehensive Income
Income from continuing operations	$45	$51	$94	$42
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	—	—	(2)	(1)
Unrealized loss on derivatives accounted for as hedges	(1)	(1)	(1)	(2)
Amortization of costs associated with pension, postemployment and postretirement benefits	15	21	30	43
Currency translation adjustments	(25)	20	4	25

Comprehensive income from continuing operations	34	91	125	107
Comprehensive (loss) income from discontinued operations	(1)	49	(2)	94

Total comprehensive income	$33	$140	$123	$201

Comprehensive income from discontinued operations for the three months ended June 30, 2007 includes $47 million of income from discontinued operations, net of tax, as well as $2 million of other comprehensive income related to the discontinued operation. Comprehensive income from discontinued operations for the six months ended June 30, 2007 includes $90 million of income from discontinued operations, net of tax, as well as $4 million of other comprehensive income related to the discontinued operation.

In millions	June 30, 2008	December 31, 2007
Inventories, net
Work in process and raw materials	$132	$138
Finished goods	205	194
Service parts	398	385

Total inventories, net	$735	$717

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of fair value, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as those nonfinancial assets and liabilities with recurring fair value measurements, on January 1, 2008. See Note 12, “Fair Value of Assets and Liabilities,” for further discussion of the adoption of SFAS 157. The Company is currently assessing the impact of SFAS 157 related to those nonfinancial assets and liabilities for which the effective date has been delayed until fiscal years beginning after November 15, 2008.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure financial instruments and certain other items at fair value for recognition or disclosure purposes. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure financial instruments and other items at fair value and therefore, the adoption of SFAS 159 did not have an impact on its condensed consolidated financial statements.

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

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have an impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will be enhanced to comply with the new standard.

FASB Staff Position No. FAS 142-3 In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 162 In May 2008, the FASB issued SFAS No. 162 (SFAS 162), Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or liquidity, as this new standard codifies existing generally accepted accounting principles (GAAP), rather than changing GAAP.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative is resulting in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs. As a result of this initiative, in the second quarter of 2008, the Company recorded $32 million for employee severance and other termination benefits for approximately 650 employee terminations, of which $2 million was recorded as cost of products, $18 million was recorded as cost of services, $8 million was recorded as selling, general and administrative expense and the remaining $4 million was recorded as research and development expense. The realignment activities and the associated costs recorded in the second quarter of 2008 primarily relate to geographic reportable segments of Americas and Europe, Middle East and Africa (EMEA). The results by segment, reported under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information as disclosed in Note 11, “Segment Information,” excludes the impact of these costs, which is consistent with the manner by which management assesses the performance and views the results of each segment. Of the $32 million total expense recognized in the second quarter of 2008, $28 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $4 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The accrued liability of $32 million related to this initiative was recorded in the Condensed Consolidated Balance Sheet in other current liabilities. The Company made $3 million in payments during the three months ended June 30, 2008 and expects that the remaining $29 million will primarily be paid during the second half of 2008. The Company also expects additional realignment activities during the second half of 2008 as a result of this initiative. The costs related to these activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impact thereof.

In the first quarter of 2007, the Company initiated a manufacturing realignment primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the Europe, Middle East and Africa region as well as the Asia Pacific and Japan region. As expected, this realignment has improved productivity and freed capital to invest in revenue-generating programs in sales, engineering and market development. As a result of this realignment, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million initially recorded for this realignment, $37 million was recorded as a discrete cost in accordance with SFAS 112, and the remainder was recorded in accordance with SFAS 146. As some employees were terminated prior to eligibility for severance and others were expected to continue employment in other parts of the Company, as well as due to the mix of employees differing from the original expected employee mix, the amount of severance payouts was lower than originally estimated. Accordingly, the Company reduced the manufacturing realignment reserve by $11 million in the second quarter of 2007 to reflect the change in estimate. This reduction was recorded in cost of products in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007. As of December 31, 2007, $11 million of the reserve remained for this initiative, of which $9 million was utilized through payments during the first six months of 2008. The reserve balance of approximately $2 million as of June 30, 2008 is expected to be paid over the balance of 2008. This initiative resulted in approximately 1,100 employee terminations.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 employee terminations, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112. As of December 31, 2007, $7 million of the initial reserve for this initiative remained, which was fully utilized in the six months ended June 30, 2008.

The following table summarizes the reserve liability for these realignment activities as of December 31, 2007 and as of June 30, 2008, which is included on the Condensed Consolidated Balance Sheets in other current liabilities. The cash expenditures necessary to satisfy the remaining obligations are expected to be paid primarily during the remainder of 2008.

In millions	Employee Severance and Other Benefits
Restructuring reserves
Balance as of December 31, 2007	$18
Costs recognized during the six months ended June 30, 2008	32
Payments during the six months ended June 30, 2008	(19)

Ending balance as of June 30, 2008	$31

In the six months ended June 30, 2008, the Company recognized $23 million in gains in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations from the sale of two separate properties in Canada. During the first quarter of 2008, the Company recognized a $16 million gain from the sale of a manufacturing facility in Canada, and in the second quarter of 2008, the Company recognized a $7 million gain from the sale of a separate property in Canada.

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from two to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	June 30, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In millions
Identifiable intangible assets
Non-compete arrangements	3 - 5	$6	$(3)	$5	$(3)
Intellectual property	2 - 5	47	(31)	45	(27)

Total identifiable intangible assets		$53	$(34)	$50	$(30)

The increase in the intellectual property and the non-compete intangible assets since December 31, 2007 is primarily due to our investments made in 2008 as described in Note 13, “Business Combinations and Investments.”

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Six months ended June 30, 2008	For the year ended (estimated)
In millions		2008	2009	2010	2011	2012
Amortization expense	$4	$9	$8	$4	$1	$1

6. STOCK COMPENSATION PLANS

As of June 30, 2008, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the periods ended June 30 as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2008	2007	2008	2007
Stock options	$4	$2	$8	$5
Restricted stock	6	2	12	4

Total stock-based compensation (pre-tax)	10	4	20	9
Tax benefit	(3)	(2)	(6)	(3)

Total stock-based compensation, net of tax	$7	$2	$14	$6

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense increased compared to prior year, primarily due to expected performance against targets, higher grant activity and the modifications of stock awards for NCR employees in connection with the spin-off of Teradata on September 30, 2007. The modifications resulted in the establishment of new service and performance-based measures for a portion of the awards outstanding at the time of the spin-off. As these adjustments were modifications of awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, the Company compared the fair value of the awards immediately prior to the modification to the fair value immediately after the modification to measure the incremental stock-based compensation cost. These modifications resulted in an increased expense of $1 million for the three months ended June 30, 2008 and approximately $3 million for the six months ended June 30, 2008.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $8.63 for the three months ended June 30, 2008 and $7.41 for the six months ended June 30, 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	3.09%	4.63%	2.59%	4.51%
Expected volatility	32.7%	31.6%	31.9%	32.5%
Expected holding period (years)	5.1	5.0	5.1	5.0

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

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit (income) cost for the three months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Net service cost	$—	$—	$8	$11	$8	$11
Interest cost	49	46	27	23	76	69
Expected return on plan assets	(62)	(62)	(34)	(32)	(96)	(94)
Amortization of:
Prior service cost	—	—	2	3	2	3
Actuarial loss	—	1	17	20	17	21

Net benefit (income) cost	$(13)	$(15)	$20	$25	$7	$10

Components of net periodic benefit (income) cost for the six months ended June 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Net service cost	$—	$—	$16	$21	$16	$21
Interest cost	97	92	54	45	151	137
Expected return on plan assets	(124)	(123)	(67)	(63)	(191)	(186)
Amortization of:
Prior service cost	—	—	4	6	4	6
Actuarial loss	—	2	33	41	33	43

Net benefit (income) cost	$(27)	$(29)	$40	$50	$13	$21

Of the total net benefit cost presented above, the cost related to discontinued operations was $2 million and $4 million for the three and six months ended June 30, 2007, respectively.

The net periodic benefit (income) cost of the postretirement plan for the three months and six months ended June 30 were:

	Three Months Ended		Six Months Ended
In millions	2008	2007	2008	2007
Interest cost	$2	$2	$4	$4
Amortization of:
Prior service benefit	(4)	(4)	(7)	(7)
Actuarial loss	1	2	2	3

Net benefit income	$(1)	$—	$(1)	$—

The net periodic benefit cost of the postemployment plan for the three months and six months ended June 30 were:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2008	2007	2008	2007
Net service cost	$6	$8	$12	$16
Interest cost	4	1	8	6
Amortization of:
Actuarial loss	3	7	6	13

Net benefit cost	$13	$16	$26	$35
Restructuring severance cost (benefit)	28	(8)	28	29

Total postemployment cost	$41	$8	$54	$64

Of the total postemployment cost presented above, the cost related to discontinued operations was $4 million and $8 million for the three and six months ended June 30, 2007, respectively.

Employer Contributions

Pension For the three months ended June 30, 2008, NCR contributed approximately $18 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2008, NCR contributed approximately $33 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $47 million to its international pension plans for a total of $80 million and $6 million to its executive pension plan for a total of $10 million in 2008. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2008.

Postretirement For the three months ended June 30, 2008, the Company made $4 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2008, the Company made $8 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $10 million to its U.S. postretirement plan for a total of $18 million in 2008.

Postemployment For the three months ended June 30, 2008, NCR contributed approximately $10 million to its postemployment plans, including $2 million related to the organizational realignment initiative which started in the second quarter of 2008. For the six months ended June 30, 2008, the Company made $29 million in contributions to its postemployment plans, including $15 million related to the manufacturing and Japan realignment initiatives and $2 million related to the organizational realignment initiative. NCR anticipates contributing an additional $53 million to its postemployment plans in 2008 for a total of $82 million. This total includes $41 million in contributions related to all realignment initiatives.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2008 cannot currently be reasonably determined.

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

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (G-P, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

As of June 30, 2008, the reserve for the Fox River matter was approximately $79 million compared to $85 million as of December 31, 2007. The change in the reserve was due primarily to utilizations for payment of clean-up activities and legal fees. During the second quarter of 2007, NCR increased its net reserve for the Fox River matter, which resulted in $7 million in net expense in other income, net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a remedial action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work was performed during 2007. The remaining work will be combined with the rest of the OU 2 through 5 remedial action discussed below, although the consent decree will be kept open formally until all work in the Phase 1 area is complete.

The estimated costs of this project are included in the estimates discussed below. In June 2007, the Governments issued their amendment to the 2003 RODs (Amended ROD), adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work will be $390 million.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. In October 2007, certain of the PRPs issued a request for proposals (RFP), seeking bids from contractors for the type of contractual arrangement for the lower river clean-up work, consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first quarter of 2008. Further negotiations with one of the contractors are ongoing and may culminate in the execution of a contract in the third or fourth quarter of 2008. At the same time, certain PRPs and the Governments are exploring “value engineering” concepts intended to reduce the costs of the remediation, though these efforts are in their early stages. In light of the cost information obtained through the RFP responses, the subsequent proposal refinement, and the ongoing negotiations, both with the contractor and with other PRPs concerning approaches to managing the remediation, there can be no assurance that the estimated total clean-up costs for the site, and thus the Company’s reserve, will not be significantly higher, but the contractor negotiations must be completed and the referenced value engineering analysis must progress further, before NCR is in a position to determine potential impacts to the reserve.

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

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. The suit was initially filed against the George A. Whiting Paper Company and several defendants were added to the suit in the following months. As of June 30, 2008, there were 22 defendants in the case, and a number of counterclaims seeking contribution under CERCLA had been filed against NCR and API. No trial date or other schedule has been set for this lawsuit.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual liability – which is expected to be paid out over a period extending through at least approximately 2019 – will depend on a number of factors. In general, the most significant factors include: (1) the total of the clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $613 million. This $613 million estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work NCR believes is required by the Amended ROD but that was not included in the Amended ROD’s official cost estimate. The total cost also includes estimates for the OU 1 work, the Phase I work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs, and an amount for Government past costs. The range of reasonably possible outcomes is estimated to be between $537 million (assuming no cost-overrun contingency) and $664 million (assuming a 30% contingency). However, there can be no assurances that these amounts will not be significantly higher. The cost information obtained through the RFP responses, and the subsequent proposal refinement and continuing negotiations, suggest these amounts and the best estimate of clean-up costs may increase, but the contractor negotiations must be completed and the referenced value engineering analysis must progress further, before NCR is in a position to evaluate whether a new best estimate can be determined.

•

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. Previously, NCR used a best estimate of $131 million. This reduction was based on new information NCR obtained in the prior year. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $176 million.

•

Third, for the NCR/API shares of future clean-up costs, NCR determined that there are ranges of equally possible outcomes for the different segments of the river, and that no estimates within these ranges are better than the other estimates. Accordingly, NCR uses the low ends of the ranges, which are based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the river. The extensive data that has been collected over the last few years, along with various analyses of this data, have allowed NCR to move away from its prior discharge analysis and use this proximity approach. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

•

Fourth, for the NCR share of the joint NCR/API payments, NCR uses 45 percent for the first $75 million in total costs attributable to the joint NCR/API share, and uses 40 percent for costs in excess of $75 million (total costs reached $75 million in the second quarter of 2008). These percentages are set by an agreement between NCR and API and an arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

•

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to complete the design work and implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs will be incurred in the earlier years of this time period, when the design work is completed, the initial clean-up activities begin, equipment purchases occur, and as the allocation litigation discussed above progresses.

In light of the ongoing remedial design work being conducted by NCR and G-P, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Government Order for clean-up of the lower river, the advent of the allocation litigation referenced above, the initial bids received in response to the RFP, the subsequent value engineering efforts designed to render the clean-up more efficient and less costly, efforts by NCR and API to identify other parties with potential responsibility for the clean-up (some of which have had little or no involvement with the site activities and Government discussions of recent years), and ongoing negotiations with contractors about the cost of implementing the work required under the Order, calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although we are unable to predict or estimate such changes at this time. However, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings and competitive position.

AT&T and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $30 million as of June 30, 2008, and is deducted in determining the net reserve discussed above.

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

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of June 30, 2008, because payment is considered probable and is supported by contractual agreements.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2008	2007
Warranty reserve liability
Beginning balance at January 1	$13	$13
Accruals for warranties issued	30	17
Settlements (in cash or in kind)	(28)	(18)

Ending balance at June 30	$15	$12

The accruals for warranties issued increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to higher product revenue and the increase of the standard warranty period for some products in certain geographies. NCR also periodically offers extended warranties in the form of product maintenance services to its customers. Refer to “Warranty and Sales Returns” under Note 1, “Basis of Presentation,” for further description of the Company’s accounting policy for extended warranties. Amounts associated with these extended warranties are not included in the table above.

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

9. INCOME TAXES

The effective tax rate for NCR’s continuing operations for the three and six months ended June 30, 2008 was 27%. This compares to an effective tax rate of 36% for the three and six months ended June 30, 2007. The effective tax rate was lower primarily due to the $11 million net adjustment to increase income tax expense recorded in the second quarter of 2007 as described in Note 1, “Basis of Presentation.” Considering the impact of this adjustment, the effective tax rate was higher for the three and six months ended June 30, 2008 compared to the prior year periods due to an unfavorable mix of taxable profits and losses by country.

10. EARNINGS PER SHARE AND SHARE REPURCHASES

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and unvested restricted stock awards.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except per share amounts	2008	2007	2008	2007
Income from continuing operations	$45	$51	$94	$42
(Loss) income from discontinued operations	(1)	47	(2)	90

Net Income applicable to common shares	44	98	92	132
Weighted average outstanding shares of common stock	166.8	180.1	169.9	179.7
Dilutive effect of employee stock options and restricted stock	3.1	2.7	2.9	2.7

Common stock and common stock equivalents	169.9	182.8	172.8	182.4
Basic earnings (loss) per share:
From continuing operations	$0.27	$0.28	$0.55	$0.23
From discontinued operations	$(0.01)	$0.26	$(0.01)	$0.50

Net earnings per share (Basic)	$0.26	$0.54	$0.54	$0.73
Diluted earnings (loss) per share:
From continuing operations	$0.26	$0.28	$0.54	$0.23
From discontinued operations	$—	$0.26	$(0.01)	$0.49

Net earnings per share (Diluted)	$0.26	$0.54	$0.53	$0.72

Options to purchase less than 0.1 million shares of common stock for the second quarter of 2008 and the second quarter of 2007, as well as less than 0.1 million shares for the first six months of 2008 and the first six months of 2007, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

For the six months ended June 30, 2008, the Company repurchased approximately 13.8 million shares of its common stock for $320 million, of which approximately 5.2 million shares were repurchased during the second quarter of 2008 for $127 million. The Company did not repurchase shares during the six months ended June 30, 2007 due to the then-impending spin-off of Teradata.

11. SEGMENT INFORMATION

Effective January 1, 2008, NCR reorganized its businesses and the management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. In order to align the Company’s external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now reports the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives revenue by selling products and services to the retail, financial, travel and hospitality, healthcare, entertainment and gaming, and public sector industries. The Company’s products, services and solutions enable NCR’s customers to connect, interact and transact with their customers, and include: ATM hardware and software; traditional point-of-sale and self-checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation and customer support services; as well as the maintenance and sale of third-party products and services. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin. Segment assets are not included in this assessment of segment performance. We have reclassified our prior period segment information to conform to the current period presentation.

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, as well as realignment costs and significant gains and losses on the sale of property are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents data for revenue and gross margin by segment:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2008	2007	2008	2007
Revenue by segment
Americas	$578	$519	$1,065	$943
EMEA	513	441	1,006	819
APJ	241	219	444	409

Total revenue	1,332	1,179	2,515	2,171
Gross margin by segment
Americas	108	106	201	191
EMEA	146	109	268	194
APJ	57	49	103	88

Total - Segment gross margin	311	264	572	473

Selling, general and administrative expenses	175	158	349	301
Research and development expenses	35	30	67	58
Pension expense	(7)	(8)	(13)	(17)
Other adjustments (1)	(32)	11	(16)	(35)

Income from operations	$62	$79	$127	$62

(1)

Other adjustments include $32 million of organizational realignment costs in the second quarter of 2008 and a $16 million gain from the sale of a manufacturing facility in Canada in the first quarter of 2008. Other adjustments for the first and second quarter of 2007 include amounts associated with the manufacturing realignment initiative.

The following table presents revenue from products and services for NCR:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2008	2007	2008	2007
Product revenue	$704	$630	$1,307	$1,116
Professional and installation services revenue	164	155	300	282

Total solution revenue	868	785	1,607	1,398
Support services revenue	464	394	908	773

Total revenue	$1,332	$1,179	$2,515	$2,171

12. FAIR VALUE OF ASSETS AND LIABILTIES

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Financial assets and liabilities recorded at fair value as of June 30, 2008 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$26	$26	$—	$—

Total	$26	$26	$—	$—

Liabilities
Foreign exchange forward contracts	$4	$—	$4	$—

Total	$4	$—	$4	$—

(1)	Included in Other Assets in the Condensed Consolidated Balance Sheets.

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

Interest Rate Swap NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized effectively modifies a portion of the exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. The fair value of the swap is determined using the income approach, calculated based on LIBOR yield curves at the reporting date and is considered a Level 2 measure. As of June 30, 2008, the fair value of the swap was less than $1 million and therefore, it is not presented in the table above.

13. BUSINESS COMBINATIONS AND INVESTMENTS

The Company completed one acquisition and one minority investment during the first six months of 2008 for total consideration of approximately $23 million, which was paid in cash. A description of each transaction is as follows:

•	Acquisition of Ambient Partners, LLC on April 18, 2008, to extend NCR’s self-service portfolio into the digital media merchandising market.

•

10% minority investment and exclusive licensing agreement with e-Play, LLC on June 17, 2008, to add bare-disc technology to NCR's existing global self-service technology portfolio, expanding consumer self-service options for delivery of digital entertainment. The Company recorded this transaction as a cost method investment and the terms of the agreement include the potential for additional investments that can be made through June 30, 2010, limited to a total investment of 19.5%.

Goodwill recognized related to the acquisition amounted to $2 million, and the amount is expected to be fully deductible for tax purposes. The total amount allocated to identifiable intangible assets as a result of these transactions was $2 million. The weighted-average amortization period is 2.6 years for the purchased intangible assets, which consist primarily of intellectual property associated with software and hardware technology.

The operating results of Ambient Partners, LLC have been included in NCR’s results as of the closing date of the acquisition. The pro forma disclosures otherwise required under FASB Statement No. 141, Business Combinations are not being provided because the impact of the acquisition is not material to NCR’s consolidated results. The purchase prices of these businesses, reported under other investing activities, business acquisitions and divestitures, net in the Condensed Consolidated Statement of Cash Flows, have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill, as appropriate.

14. DEBT OBLIGATIONS

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in the second quarter of 2009. The notes contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such notes, of which NCR was in compliance as of June 30, 2008. As these notes are due within twelve months, the Company reclassified $300 million from long-term debt to short-term debt on its Condensed Consolidated Balance Sheet as of June 30, 2008. The Company is currently evaluating short- and long-term debt financing to meet its capital and operating requirements in 2009 and subsequent years.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2008:

•	Revenue growth driven by increases in all regions: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific and Japan (APJ);

•	EMEA and APJ regions experienced improved gross margin performance period-over-period; and

•	NCR commenced organizational realignment and business process improvement initiatives and recorded $32 million of realignment costs.

We continued our focus in the quarter on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

1)	Drive profitable growth – We expect to invest in sales and other demand creation resources in areas with the greatest potential for profitable growth, such as self-service technologies, including self check-in/out and other self-service solutions. We continue to broaden the scope of our self-service solutions for our existing customers and to introduce these solutions into newer industry-vertical markets, such as travel and hospitality, healthcare, entertainment and gaming, and public sector. In the second quarter of 2008, we made one acquisition and one investment relating to our entertainment solutions portfolio. We continue to expect to make acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)	Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. In 2007, we completed the ATM manufacturing realignment program. As of the end of the first quarter of 2008, the Company had also completed the majority of the activities related to its realignment program in Japan. The Company has been successful in executing these realignment programs, as planned, and is realizing the full program benefits beginning in this year. In the second quarter of 2008, we began the organizational realignment and business process improvement initiatives to address unbalanced resource allocation and legacy process inefficiencies. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our realignment initiatives.

3)	Evolve to a more customer-focused, high-technology culture – We continue to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance. On January 1, 2008, NCR began management of its businesses on a geographic basis, changing from the previous model of global business units organized by product and service offering. The new organizational model is also expected to deliver increased sales productivity and is expected to reduce overall operating costs.

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

Results of Continuing Operations for Three Months Ended June 30, 2008

Compared to Three Months Ended June 30, 2007

In millions	2008	2007
Consolidated revenue	$1,332	$1,179

Consolidated gross margin	$287	$269
Consolidated operating expenses:
Selling, general and administrative expenses	184	160
Research and development expenses	41	30

Consolidated income from operations	$62	$79

Revenue increased 13% from the second quarter of 2007 due to double digit growth in sales volume for both products and services. The revenue increase included a benefit of 5% from foreign currency fluctuations. Consolidated income from operations in the second quarter of 2008 included a $7 million gain from the sale of property in Canada as well as $32 million of costs related to our organizational realignment initiative, and consolidated income from operations in the second quarter of 2007 included an $11 million benefit due to the update of estimated costs associated with the manufacturing realignment initiative that was originally recorded in the first quarter of 2007. After adjusting for these items, consolidated income from operations increased due to higher revenue and an improvement in gross margin, partially offset by an increase in operating expenses.

Gross Margin

Gross margin as a percentage of revenue for the three months ended June 30, 2008 was 21.5% compared to 22.8% in the second quarter of 2007. Product gross margin decreased slightly to 27.3% in the second quarter of 2008 compared to 27.9% in the second quarter of 2007. The organizational realignment costs recorded in the second quarter of 2008 impacted product gross margin by $2 million or 0.3%. In the second quarter of 2007, product gross margin was benefited by $11 million, or 1.7%, due to the update of estimated costs associated with the manufacturing realignment initiative. After adjusting for these items, product gross margin increased in the second quarter of 2008, as we continue to realize the benefits from the manufacturing realignment initiative. Services gross margin decreased to 15.1% for the second quarter of 2008 from 16.9% in the second quarter of 2007, primarily due to $18 million of organizational realignment costs, which impacted services gross margin by 2.9%. Considering the impact of these costs, services gross margin improved due to lower service delivery costs, driven by higher productivity and process improvements.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statements of Operations, were $225 million for the second quarter of 2008 compared to $190 million during the same period of 2007. As a percentage of revenue, total operating expenses increased to 16.9% in the second quarter of 2008, compared to 16.1% for the same period of 2007. Total operating expenses increased in the second quarter of 2008 due to $12 million of organizational realignment costs, of which $8 million was recorded as selling, general and administrative expense and the remaining $4 million was recorded as research and development expense. For the three months ended June 30, 2008, the Company recognized a $7 million gain from the sale of a property in Canada, which benefited selling, general and administrative expenses by 0.5%. In addition, selling, general and administrative expenses were higher due to demands associated with higher revenue and continued investments in sales and demand creation. Research and development expenses increased as we continue to make investments to launch new products in 2008 and beyond.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2008 and 2007 were impacted by certain employee benefit plans as shown below:

	Three Months Ended June 30
In millions	2008	2007
Pension expense	$7	$8
Postemployment expense	41	4
Postretirement income	(1)	—

Net expense	$47	$12

Pension expense was lower in the second quarter of 2008 primarily due to a reduction in actuarial loss amortization driven by actuarial gains resulting from higher discount rates and the benefit of strong actual returns on plan assets in recent years. The discount rates were higher primarily due to increases in corporate bond yields.

Postemployment plan expense during the second quarter of 2008 increased by $37 million compared to the second quarter of 2007. The increase was driven primarily by a discrete cost of $28 million related to the organizational realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A. In addition, postemployment plan expense was lower in the second quarter of 2007 due to an $8 million reduction in the liability related to the manufacturing realignment initiative due to the update of estimated costs as discussed in “Restructuring and Re-engineering in this MD&A.

Results of Operations by Segment

Effective January 1, 2008, NCR reorganized its businesses and management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. Under the new organization structure, NCR manages its business on a geographic basis and reports the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

For purposes of discussing our operating results by segment, we exclude the impact of certain items, consistent with the manner by which management views each segment and reports our segment results. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the gross margin for each segment presented and discussed below. In addition, the segment gross margin excludes $20 million of organizational realignment costs in the second quarter of 2008 and an $11 million benefit related to the update of estimated costs associated with the manufacturing realignment initiative in the second quarter of 2007. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and APJ regions.

Americas: The Americas region revenue increased 11% during the second quarter of 2008 as compared to the second quarter of 2007. The revenue growth was driven by double-digit increases in the sale of both our products and services, primarily attributed to increased volume. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue decreased to 18.7% in 2008 compared to 20.4% in 2007. The margins were lower primarily due to an unfavorable revenue mix, driven by large customer roll-outs at lower margins.

EMEA: The EMEA region revenue increased 16% during the second quarter of 2008 as compared to the second quarter of 2007, driven by higher sales volume from both our products and services. Most of our major revenue producing countries in EMEA experienced revenue growth. Foreign currency fluctuations provided 8% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 28.5% in 2008 compared to 24.7% in 2007, primarily due to a favorable mix of product revenue, lower manufacturing costs due to the manufacturing realignment initiative and lower service delivery costs.

APJ: The APJ region revenue increased 10% during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to a double-digit increase in service revenue. Foreign currency fluctuations provided 9% of benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 23.7% in 2008 compared to 22.4% in 2007, due to lower manufacturing and service delivery costs offset somewhat by an unfavorable revenue mix.

Interest and Other Income Items

Interest expense of $5 million in the second quarter of 2008 was slightly lower than the interest expense of $6 million in the second quarter of 2007.

Other income, net was $5 million in the second quarter of 2008, compared to $7 million in the second quarter of 2007. Other income in the second quarter of 2007 included $7 million of expense related to the Fox River environmental matter. Other income, net includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Interest income was $6 million in the second quarter of 2008 compared to $14 million in the second quarter of 2007. The decrease in interest income was primarily due to lower interest rates and lower cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended June 30, 2008 was 27%. This compared to an effective tax rate of 36% for the three months ended June 30, 2007. For the three month period ended June 30, 2008, the effective tax rate was lower primarily due to the $11 million net adjustment to increase income tax expense recorded in the second quarter of 2007 as described in Note 1 of Notes to Condensed Consolidated Financial Statements. Considering the impact of this adjustment, the effective tax rate was higher for the three months ended June 30, 2008 compared to the prior year period due to an unfavorable mix of taxable profits and losses by country.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Results of Continuing Operations for Six Months Ended June 30, 2008

Compared to Six Months Ended June 30, 2007

In millions	2008	2007
Consolidated revenue	$2,515	$2,171

Consolidated gross profit	$546	$426
Consolidated operating expenses:
Selling, general and administrative expenses	343	305
Research and development expenses	76	59

Consolidated income from operations	$127	$62

Revenue increased 16% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007,

driven by growth across all three segments of EMEA, Americas and APJ. The revenue increase included a benefit of 6% from foreign currency fluctuations. Consolidated income from operations during the first six months of 2008 included $23 million in gains from the sale of two separate properties in Canada, offset by $32 million of organizational realignment costs. The first six months of 2007 included $35 million of restructuring costs from the manufacturing realignment initiative. After adjusting for these items, consolidated income from operations was higher due to increased sales volume in all three segments and improvements in gross margin driven by cost reduction initiatives, partially offset by an increase in operating expenses.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2008 was 21.7% compared to 19.6% for the six months ended June 30, 2007. Product gross margin increased to 27.1% compared to 22.5% for the prior year period. The manufacturing realignment costs recorded in the first six months of 2007 impacted product gross margin by 3.1%. Product gross margin improved in 2008 due to a decrease in manufacturing costs, as we continue to realize the benefits from the manufacturing realignment initiative. Services gross margin decreased slightly to 15.9% for the first six months of 2008 from 16.6% in the same period of 2007. The organizational realignment costs in the first six months of 2008 impacted services gross margin by 1.5%. Considering the impact of these costs, services gross margin improved as we continued to lower our service delivery costs, driven by higher productivity and process improvements.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statements of Operations, were $419 million for the first six months of 2008 compared to $364 million during the same period of 2007. As a percentage of revenue, total operating expenses in the first six months of 2008 were 16.7%, and comparable to the prior year period. Total operating expenses increased due to $12 million of organizational realignment costs recorded in the second quarter of 2008, of which $8 million was recorded as selling, general and administrative expense and $4 million was recorded as research and development expense. For the six months ended June 30, 2008, the Company recognized a $23 million gain from the sale of two separate properties in Canada, which benefited selling, general and administrative expenses by 0.9%. In addition, selling, general and administrative expenses were higher in 2008 due to demands associated with higher revenue and continued investments in sales and demand creation. Research and development expenses increased as we continue to make investments to launch new products in 2008 and beyond.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2008 and 2007 were impacted by certain employee benefit plans as shown below:

	Six Months Ended June 30
In millions	2008	2007
Pension expense	$13	$17
Postemployment expense	54	56
Postretirement income	(1)	—

Net expense	$66	$73

Pension expense was lower in the first six months of 2008 primarily due to a reduction in actuarial loss amortization driven by actuarial gains resulting from higher discount rates and the benefit of strong actual returns on plan assets in recent years. The discount rates were higher primarily due to increases in corporate bond yields. We continue to expect pension expense of approximately $40 million in 2008.

The postemployment plan expense includes $28 million of organizational realignment costs for the six months ended June 30, 2008 and $29 million of manufacturing realignment costs for the six months ended June 30, 2007. These realignment initiatives are described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items is discussed in this MD&A under “Results of Operations by Segment” for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. In addition to the effects of pension expense, the segment gross margin also excludes $20 million of organizational realignment costs in the six months ended June 30, 2008 and $35 million of manufacturing realignment costs in the six months ended June 30, 2007.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first six months of 2008. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and APJ regions.

Americas: The Americas region revenue increased 13% during the first six months of 2008 as compared to the first six months of 2007. The revenue increase was driven by double-digit growth from both our products and services, primarily attributed to increased volume. Foreign currency fluctuations provided 1% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue decreased slightly to 18.9% in 2008 compared to 20.3% in 2007. The margins were lower due to an unfavorable revenue mix, driven by sales to large financial and retail customers at lower margins.

EMEA: The EMEA region revenue increased 23% during the first six months of 2008 as compared to the prior year period, driven by significant increases in sales volume from both our products and services. All our major revenue producing countries in EMEA experienced revenue growth during the first six months of 2008. Foreign currency fluctuations provided a 9% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 26.6% in 2008 compared to 23.7% in 2007, primarily driven by a decrease in manufacturing costs due to the manufacturing realignment initiative, continued emphasis on services cost reduction and a favorable mix of products and services sold.

APJ: The APJ region revenue increased 9% during the first six months of 2008 as compared to the first six months of 2007, led by a double digit increase in service revenue. Foreign currency fluctuations provided 10% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 23.2% in 2008 compared to 21.5% in 2007, primarily due to cost and expense reductions related to manufacturing and service delivery.

Interest and Other Income Items

Interest expense of $11 million during the first six months of 2008 was slightly lower than the $12 million of expense during the first six months of 2007.

Other income, net was $12 million in the first six months of 2008, compared to $16 million in the first six months of 2007. Other income, net during the first six months of 2007 included $7 million of expense related to the Fox River environmental matter. Other income, net also includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Interest income was $14 million in the first six months of 2008 compared to $26 million in the first six months of 2007. The decrease in interest income was primarily due to lower interest rates and lower cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the first six months of 2008 was 27%. The effective tax rate in the first six months of 2007 was 36%. For the six month period ended June 30, 2008, the effective tax rate was lower primarily due to the $11 million net adjustment to increase income tax expense recorded in the second quarter of 2007 as described in Note 1 of Notes to Condensed Consolidated Financial Statements. Considering the impact of this adjustment, the effective tax rate was higher for the six months ended June 30, 2008 compared to the prior year period due to an unfavorable mix of taxable profits and losses by country.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Restructuring and Re-engineering

In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative is resulting in reductions in employment costs and productivity improvements, while freeing up funds to invest in growth programs. As a result of this initiative, in the second quarter of 2008, the Company recorded $32 million for employee severance and other termination benefits for approximately 650 employee terminations, of which $2 million was recorded as cost of products, $18 million was recorded as cost of services, $8 million was recorded as selling, general and administrative expense, and the remaining $4 million was recorded as research and development expense. The realignment activities and the associated costs recorded in the second quarter of 2008 primarily relate to geographic reportable segments of Americas and Europe, Middle East and Africa (EMEA). Of the $32 million total expense recognized in the second quarter of 2008, $28 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $4 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The accrued liability of $32 million related to this initiative was recorded in the Condensed Consolidated Balance Sheet in other current liabilities. The Company made $3 million in payments during the second quarter of 2008 and expects that the remaining $29 million will primarily be paid during the second half of 2008. The expected cost savings resulting from the realignment actions in the second quarter of 2008 will primarily be invested in growth opportunities. The Company also expects additional realignment activities during the second half of 2008 as a result of this initiative. The costs and related savings from these activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impact thereof.

In the first quarter of 2007, the Company initiated a manufacturing realignment primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. As expected, this realignment has improved productivity and freed capital to invest in revenue-generating programs in sales, engineering and market development. As a result of this realignment, in the first quarter of 2007, the Company recorded $46 million for employee severance and other termination benefits in cost of products. Of the $46 million initially recorded for this realignment, $37 million was recorded as a discrete cost in accordance with SFAS 112, and the remainder was recorded in accordance with SFAS 146. As some employees were terminated prior to eligibility for severance and others continued employment in other parts of the Company, as well as due to the mix of employees differing from the original expected employee mix, the amount of severance payouts was lower than originally estimated. Accordingly, the Company reduced the manufacturing realignment reserve by $11 million in the second quarter of 2007 to reflect the change in estimate. This reduction was recorded in cost of products in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007. As of December 31, 2007, $11 million of the reserve remained for this initiative, of which approximately $9 million was utilized through payments during the first six months of 2008. The reserve balance of approximately $2 million as of June 30, 2008 is expected to be paid over the balance of 2008. This initiative resulted in approximately 1,100 employee terminations.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 reductions in employment, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in the third quarter of

2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112. As of December 31, 2007, $7 million of the initial reserve for this initiative remained, which was fully utilized in the six months ended June 30, 2008. Starting in the fourth quarter of 2007, the Company started realizing cost savings related to this initiative and expects to achieve targeted cost savings of $10 to $12 million on an annualized basis.

These realignment initiatives are not expected to have a significant impact on the Company’s revenues, liquidity or sources and uses of capital resources. The realignment costs are expected to be funded by the Company’s cash, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

Financial Condition, Liquidity, and Capital Resources

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

	Six Months Ended June 30
In millions	2008	2007
Net cash provided by operating activities	$150	$27
Less: Expenditures for property, plant and equipment	(36)	(30)
Less: Additions to capitalized software	(32)	(23)

Free cash flow	$82	$(26)

For the six months ended June 30, 2008, cash provided by operating activities increased by $123 million, while capital expenditures increased by $15 million, resulting in an increase in free cash flow of $108 million compared to the first six months of 2007. The increase in cash provided by operating activities was primarily driven by higher income from continuing operations (net of non-cash items) as well as improvements in working capital. The increase in working capital was mainly due to improved collections of accounts receivable, while inventory and deferred revenue also improved compared to prior year. These improvements were partially offset by the timing of payables and other tax payments. Capital expenditures increased due to planned investments in property, plant & equipment and capitalized software.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities for the six months ended June 30, 2008 included net proceeds of $53 million from the sale of property, plant and equipment, offset by $23 million of cash used primarily for acquisition related activity. Our financing activities in the first six months of 2008 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. For the six months ended June 30, 2008, cash outflows from share repurchases were $320 million to repurchase approximately 13.8 million shares. In 2007, NCR did not purchase shares from the open market until after the spin-off of

Teradata was completed on September 30, 2007. Cash inflows from stock plans were $10 million in the first six months of 2008 compared to $36 million in the first six months of 2007. The decrease in cash inflows was primarily due to a decrease in the number of options exercised in the six months ended June 30, 2008.

Net cash used in activities from discontinued operations was $16 million for the first six months of 2008 compared to $158 million of cash provided by discontinued operations for the first six months of 2007. Cash outflow of $16 million in the first six months of 2008 was primarily due to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

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

Our cash and cash equivalents totaled $754 million as of June 30, 2008. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. Furthermore, as described in Note 14 of Notes to Condensed Consolidated Financial Statements, as the $300 million of senior unsecured notes with an interest rate of 7.125% become due in the second quarter of 2009, the Company is currently evaluating short- and long-term debt financing to meet its capital and operating requirements in 2009 and subsequent years.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2007 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2008. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2008 as compared to 2007, based on comparable weighted averages for our functional currencies. This had a favorable impact of 5% on second quarter 2008 revenue compared to second quarter 2007 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases in the fair value of the hedge portfolio of $18 million as of June 30, 2008 and $14 million as of June 30, 2007. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases in the fair value of the hedge portfolio of $18 million as of June 30, 2008 and $14 million as of June 30, 2007.

The interest rate risk associated with our borrowing and investing activities as of June 30, 2008 was not material in relation to our condensed consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2008, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2008, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

While we have changed ownership of certain internal controls in the first six months of 2008 to reflect our new functional geographic organization model, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Multinational Operations Our multinational operations expose us to business and legal risk in the various countries where we do business. For the year ended December 31, 2007 and the six months ended June 30, 2008, the percentage of revenues from outside of the United States was 65% and 67%, respectively. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to sell our solutions domestically in the United States and internationally is subject to the following risks, among others: general economic and political conditions in each country that could adversely affect demand for our solutions in these markets; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

If we do not maintain effective internal controls and accounting policies and practices necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system and continue further transitions of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition or results of operations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of the Form 10-K for the year ended December 31, 2007), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Our ability to effectively manage our business could be negatively impacted if we do not invest in and maintain reliable information systems. It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore, our financial condition or results of operations, may be impacted.

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

During the three months ended June 30, 2008, the Company repurchased 5.2 million shares of its common stock at an average price per share of $24.60. As of the beginning of the third quarter of 2008, the Company has a total remaining authorization of $195 million to purchase outstanding shares of NCR common stock. In addition, subsequent to the second quarter of 2008, from July 1, 2008, through August 4, 2008, the Company repurchased 1.6 million shares for approximately $42 million.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended June 30, 2008:

Time Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
April 1 through April 30, 2008	2,437,400	$23.41	—	2,437,400	$258,866,936
May 1 through May 31, 2008	1,633,300	$25.19	—	1,633,300	$217,720,562
June 1 through June 30, 2008	1,087,800	$26.39	219,378	868,422	$194,717,287

Second quarter total	5,158,500	$24.60	219,378	4,939,122	$194,717,287

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2008 Annual Stockholders’ meeting held on April 23, 2008 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2008, which was filed with the Securities and Exchange Commission on May 12, 2008.

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

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 23, 2008 (Exhibit 3.1 to the NCR Corporation Current Report on Form 8-K filed January 25, 2008).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2006, filed June 4, 2008, portions of which Exhibit 10.6 were omitted pursuant to NCR Corporation’s request for confidential treatment filed with the Securities and Exchange Commission).

10.2	NCR Director Compensation Program effective April 22, 2008 (incorporated by reference to Exhibit 10.7 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”).

10.3	2008 Director Option Grant Statement under the NCR Director Compensation Program (incorporated by reference to Exhibit 10.8 to the First Quarter 2008 Form 10-Q).

10.4	2008 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (incorporated by reference to Exhibit 10.9 to the First Quarter 2008 Form 10-Q).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: August 5, 2008	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer