Form 10-Q
period 2008-09-30
NCR CORP
filed 2008-10-30
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of October 24, 2008, was approximately 157.8 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Product revenue	$757	$693	$2,064	$1,809
Service revenue	622	585	1,830	1,640

Total revenue	1,379	1,278	3,894	3,449

Cost of products	560	513	1,513	1,378
Cost of services	509	503	1,525	1,383
Selling, general and administrative expenses	175	187	518	492
Research and development expenses	35	37	111	96

Total operating expenses	1,279	1,240	3,667	3,349

Income from operations	100	38	227	100
Interest expense	6	6	17	18
Other income, net	(5)	(18)	(17)	(34)

Income from continuing operations before income taxes	99	50	227	116
Income tax expense	17	17	51	41

Income from continuing operations	82	33	176	75
(Loss) income from discontinued operations, net of tax	(2)	20	(4)	110

Net income	$80	$53	$172	$185

Income per common share from continuing operations
Basic	$0.50	$0.18	$1.05	$0.42

Diluted	$0.49	$0.18	$1.03	$0.41

Net income per common share
Basic	$0.49	$0.29	$1.03	$1.03

Diluted	$0.48	$0.29	$1.01	$1.01

Weighted average common shares outstanding
Basic	163.2	180.6	167.6	180.0
Diluted	166.2	182.3	170.6	182.4

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$733	$952
Accounts receivable, net	943	1,167
Inventories, net	711	717
Other current assets	242	252

Total current assets	2,629	3,088

Property, plant and equipment, net	308	313
Goodwill	84	64
Prepaid pension cost	799	776
Deferred income taxes	179	210
Other assets	407	329

Total assets	$4,406	$4,780

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$301	$1
Accounts payable	443	516
Payroll and benefits liabilities	183	231
Deferred service revenue and customer deposits	364	359
Other current liabilities	427	423

Total current liabilities	1,718	1,530

Long-term debt	7	307
Pension and indemnity plan liabilities	421	433
Postretirement and postemployment benefits liabilities	382	359
Deferred income taxes	60	45
Income tax accruals	180	165
Other liabilities	114	165
Minority interests	21	19

Total liabilities	2,903	3,023

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 161.4 and 178.2 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Paid-in capital	295	683
Retained earnings	1,780	1,608
Accumulated other comprehensive loss	(574)	(536)

Total stockholders’ equity	1,503	1,757

Total liabilities and stockholders’ equity	$4,406	$4,780

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Nine Months Ended September 30
	2008	2007
Operating activities
Net Income	$172	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	4	(110)
Depreciation and amortization	83	81
Stock-based compensation expense	30	28
Excess tax benefit from stock-based compensation	(2)	(7)
Deferred income taxes	29	28
Gains on sale of property, plant and equipment	(28)	(5)
Changes in operating assets and liabilities:
Receivables	224	(2)
Inventories	6	(127)
Current payables and accrued expenses	(140)	(37)
Deferred service revenue and customer deposits	5	24
Employee severance and pension	(21)	7
Other assets and liabilities	(55)	27

Net cash provided by operating activities	307	92

Investing activities
Expenditures for property, plant and equipment	(58)	(43)
Proceeds from sales of property, plant and equipment	54	15
Additions to capitalized software	(47)	(35)
Other investing activities, business acquisitions and divestitures, net	(54)	(4)

Net cash used in investing activities	(105)	(67)

Financing activities
Repurchases of Company common stock	(424)	—
Excess tax benefit from stock-based compensation	2	7
Short-term borrowings, additions	—	(1)
Proceeds from employee stock plans	15	43
Distribution to discontinued operations	—	(196)
Other financing activities, net	—	1

Net cash used in financing activities	(407)	(146)

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(17)	261
Net cash used in investing activities	—	(74)
Net cash provided by financing activities	—	5

Net cash (used in) provided by discontinued operations	(17)	192

Effect of exchange rate changes on cash and cash equivalents	3	15

(Decrease) increase in cash and cash equivalents	(219)	86
Cash and cash equivalents at beginning of period	952	947

Cash and cash equivalents at end of period	$733	$1,033

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2007.

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

NCR’s customers may request that certain transactions be on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. For the three and nine month periods ended September 30, 2008, the amount from bill and hold transactions was less than 1% of consolidated revenue.

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the related revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions of SOP 97-2, NCR applies the provisions of FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1). In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term.

2. SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Comprehensive Income
Income from continuing operations	$82	$33	$176	$75
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	(2)	(2)	(4)	(3)
Unrealized gain (loss) on derivatives accounted for as hedges	4	(1)	3	(3)
Amortization of costs associated with pension, postemployment and postretirement benefits	(14)	56	16	99
Currency translation adjustments	(57)	23	(53)	48

Comprehensive income from continuing operations	13	109	138	216
Comprehensive (loss) income from discontinued operations	(2)	30	(4)	124

Total comprehensive income	$11	$139	$134	$340

Comprehensive income from discontinued operations for the three months ended September 30, 2007 includes $20 million of income from discontinued operations, net of tax, as well as $10 million of other comprehensive income related to the discontinued operation. Comprehensive income from discontinued operations for the nine months ended September 30, 2007 includes $110 million of income from discontinued operations, net of tax, as well as $14 million of other comprehensive income related to the discontinued operation.

In millions	September 30, 2008	December 31, 2007
Inventories, net
Work in process and raw materials	$138	$138
Finished goods	179	194
Service parts	394	385

Total inventories, net	$711	$717

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of fair value, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as those nonfinancial assets and liabilities with recurring fair value measurements, on January 1, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3 (FSP 157-3), which was effective on issuance and clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. See Note 12, “Fair Value of Assets and Liabilities,” for further discussion of the adoption and our application of SFAS 157. The Company is currently assessing the impact of SFAS 157 related to those nonfinancial assets and liabilities for which the effective date has been delayed until fiscal years beginning after November 15, 2008.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure financial instruments and certain other items at fair value for recognition or disclosure purposes. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure financial instruments and other items at fair value and therefore, the adoption of SFAS 159 did not have an impact on the Condensed Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 141 (revised 2007) In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations. SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, intangible assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the adoption of SFAS 141R will depend on the nature and significance of business combinations the Company enters into subsequent to adoption.

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

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after

November 15, 2008. The adoption of SFAS 161 will not have an impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will be enhanced to comply with the new standard.

FASB Staff Position No. FAS 142-3 In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 162 In May 2008, the FASB issued SFAS No. 162 (SFAS 162), Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or liquidity, as this new standard codifies existing GAAP, rather than changing GAAP.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative is resulting in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs. As a result of this initiative, in the second quarter of 2008, the Company recorded $32 million for employee severance and other termination benefits, of which $2 million was recorded as cost of products, $18 million was recorded as cost of services, $8 million was recorded as selling, general and administrative expense and the remaining $4 million was recorded as research and development expense. Of the $32 million total expense recognized in the second quarter of 2008, $28 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $4 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

In the third quarter of 2008, as additional reductions in employment were identified under the global realignment initiative, the Company recorded an additional $12 million of employee severance and other termination benefits, net of immaterial refinements to the costs recognized in the second quarter of 2008. Of the $12 million total expense recognized in the third quarter of 2008, $11 million was recorded as cost of services and $1 million was recorded as selling, general and administrative expense. Of this $12 million, $7 million was recorded as a discrete cost in accordance with SFAS 112, when the severance liabilities were determined to be probable and reasonably estimable, and the remaining $5 million was recorded in accordance with SFAS 146. The realignment activities and the associated costs recognized during the second and the third quarter of 2008 for approximately 750 employee terminations relate to each of our reportable segments of Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific and Japan (APJ). Related to this initiative, the Company made $8 million in payments during the three months ended September 30, 2008 and $11 million in payments during the nine months ended September 30, 2008. The remaining accrued liability balance of $33 million as of September 30, 2008 is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur through early 2009. The Company continues to expect to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2009 as a result of this initiative. The costs related to these activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impact thereof.

In the first quarter of 2007, the Company initiated a manufacturing realignment primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital to invest in revenue-generating programs such as sales, engineering and market development. As a result of this realignment, in the first six months of 2007, the Company recorded $35 million for employee severance and other termination benefits in cost of products. Of the $35 million recorded for this realignment, $29 million was recorded as a discrete cost in accordance with SFAS 112, and the remainder was recorded in accordance with SFAS 146. In the three months ended September 30, 2007, the Company recorded $4 million of additional expense in cost of products due to updates in the estimated costs that were primarily attributed to changes in the expected mix of severance payments. In addition, the Company incurred costs of $3 million associated with training, travel and professional services for the three and the nine month periods ended September 30, 2007, which were directly related to this realignment initiative and were expensed as incurred. As a result of payments made during 2007 as of December 31, 2007, $11 million of the reserve remained for this initiative, of which, approximately $10 million was utilized through the first nine months of 2008. The reserve balance of approximately $1 million as of September 30, 2008 is expected to be paid over the balance of 2008.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 employee terminations, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112 ($19 million in cost of services and $8 million in selling, general and administrative expense). As a result of the payments made as of December 31, 2007, $7 million of the initial reserve for this initiative remained, which was fully utilized in the nine months ended September 30, 2008.

The results by segment, as disclosed in Note 11, “Segment Information,” exclude the impact of these realignment costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

The following table summarizes the total liabilities for these realignment activities as of December 31, 2007 and as of September 30, 2008, which are included on the Condensed Consolidated Balance Sheets in other current liabilities.

In millions	Employee Severance and Other Benefits
Restructuring reserves
Balance as of December 31, 2007	$18
Costs recognized during the nine months ended September 30, 2008	44
Payments during the nine months ended September 30, 2008	(28)

Ending balance as of September 30, 2008	$34

In the nine months ended September 30, 2008, the Company recognized $28 million in gains from the sale of property, plant, and equipment in the Condensed Consolidated Statement of Operations. Of this amount, $16 million related to the sale of a manufacturing facility in Canada during the first quarter and $7 million related to the sale of a separate Canadian property in the second quarter of 2008. Both amounts were recorded as a reduction to selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill was $84 million as of September 30, 2008 compared to $64 million as of December 31, 2007. The increase in goodwill is primarily attributed to the transactions detailed in Note 13, “Business Combinations and Investments” that occurred during the first nine months of 2008.

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from two to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	September 30, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	3 – 5	$6	$(4)	$5	$(3)
Intellectual property	2 – 5	48	(33)	45	(27)

Total identifiable intangible assets		$54	$(37)	$50	$(30)

The increase in the carrying amount of identifiable intangible assets since December 31, 2007 is primarily due to our business combinations and investments completed in 2008 as described in Note 13, “Business Combinations and Investments.”

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Nine months ended September 30, 2008	For the year ended (estimated)
		2008	2009	2010	2011	2012
Amortization expense	$7	$9	$9	$4	$1	$1

6. STOCK COMPENSATION PLANS

As of September 30, 2008, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, for the periods ended September 30 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Stock options	$4	$11	$12	$16
Restricted stock	6	8	18	12

Total stock-based compensation (pre-tax)	10	19	30	28
Tax benefit	(3)	(6)	(9)	(10)

Total stock-based compensation (net of tax)	$7	$13	$21	$18

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher for the three months ended September 30, 2007 as compared to the three months ended September 30, 2008, due to the modifications of stock awards for NCR employees in connection with the spin-off of Teradata on September 30, 2007. As these modifications resulted in an increase in the fair value of the awards, the Company recorded incremental stock-based compensation expense for the three months ended September 30, 2007 of $13 million. After considering the impact of this incremental expense in the third quarter of 2007, stock-based compensation expense increased for the three and nine months ended September 30, 2008. This was primarily due to expected performance against targets, higher grant activity and the additional stock-based compensation expense incurred through the remaining vesting periods (which end in 2009) related to the modifications from the Teradata spin-off.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $9.35 for the three months ended September 30, 2008 and $7.52 for the nine months ended September 30, 2008.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	3.20%	4.61%	2.63%	4.51%
Expected volatility	33.3%	29.7%	32.0%	32.5%
Expected holding period (years)	5.1	5.0	5.1	5.0

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

As of September 30, 2008, the total unrecognized compensation cost of $28 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2008, the total unrecognized compensation cost of $32 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.6 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit (income) cost for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Net service cost	$—	$—	$6	$9	$6	$9
Interest cost	50	46	27	25	77	71
Expected return on plan assets	(62)	(60)	(31)	(33)	(93)	(93)
Settlement charge	—	—	—	2	—	2
Amortization of:
Prior service cost	—	—	1	3	1	3
Actuarial loss	—	—	14	22	14	22

Net benefit (income) cost	$(12)	$(14)	$17	$28	$5	$14

Components of net periodic benefit (income) cost for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Net service cost	$—	$—	$22	$30	$22	$30
Interest cost	147	138	81	70	228	$208
Expected return on plan assets	(186)	(183)	(98)	(96)	(284)	(279)
Settlement cost	—	—	—	2	—	2
Amortization of:
Prior service cost	—	—	5	9	5	9
Actuarial loss	—	2	47	63	47	65

Net benefit (income) cost	$(39)	$(43)	$57	$78	$18	$35

Of the total net benefit cost presented above, the cost related to discontinued operations was $2 million and $6 million for the three and nine months ended September 30, 2007, respectively.

The net periodic benefit (income) cost of the postretirement plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Interest cost	$1	$2	$5	$6
Amortization of:
Prior service benefit	(3)	(3)	(10)	(10)
Actuarial loss	1	—	3	3

Net benefit income	$(1)	$(1)	$(2)	$(1)

The net periodic benefit cost of the postemployment plan for the three months and nine months ended September 30 were:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Net service cost	$5	$7	$17	$23
Interest cost	2	5	10	11
Amortization of:
Actuarial loss	7	5	13	18

Net benefit cost	$14	$17	$40	$52
Restructuring severance cost	7	30	35	59

Total postemployment cost	$21	$47	$75	$111

Of the total postemployment cost presented above, the cost related to discontinued operations was $4 million and $12 million for the three and nine months ended September 30, 2007, respectively.

Employer Contributions

Pension For the three months ended September 30, 2008, NCR contributed approximately $15 million to its international pension plans and $3 million to its executive pension plan. For the nine months ended September 30, 2008, NCR contributed approximately $48 million to its international pension plans and $7 million to its executive pension plan. NCR anticipates contributing an additional $33 million to its international pension plans for a total of $81 million and $2 million to its executive pension plan for a total of $9 million in 2008. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2008.

Postretirement For the three months ended September 30, 2008, the Company made $5 million in contributions to its U.S. postretirement plan. For the nine months ended September 30, 2008, the Company made $13 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $5 million to its U.S. postretirement plan for a total of $18 million in 2008.

Postemployment For the three months ended September 30, 2008, NCR contributed approximately $15 million to its postemployment plans, including $6 million related to the organizational realignment initiative which started in the second quarter of 2008. For the nine months ended September 30, 2008, the Company made $44 million in contributions to its postemployment plans, including $15 million related to the manufacturing and Japan realignment initiatives and $8 million related to the organizational realignment initiative. NCR anticipates contributing an additional $29 million to its postemployment plans in 2008 for a total of $73 million. This total includes approximately $37 million in contributions related to all realignment initiatives.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2008 cannot currently be reasonably determined.

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

As of September 30, 2008, the reserve for the Fox River matter was approximately $67 million compared to $85 million as of December 31, 2007 and $79 million as of June 30, 2008. The change in the reserve was due primarily to clean-up activities and legal fees during the first nine months of 2008. In order to comply with the schedule contemplated by the clean-up order discussed below, NCR and other PRPs have begun certain construction activities and ordered certain equipment necessary for the clean-up. The cost of these activities is included within our determination of our portion of the total clean-up costs, as described below. These activities account for a significant part of the increased rate of reserve utilization during the three and nine months ended September 30, 2008. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2 through 5. In response, in 2004, NCR and G-P entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which is expected to be substantially completed in late 2008. In November 2006, the Governments issued for public comment a proposal to amend the RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river.

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

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. In October 2007, certain of the PRPs issued a request for proposals (RFP), seeking bids from contractors for the type of contractual arrangement for the lower river clean-up work consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first quarter of 2008. Further negotiations with one of the contractors are ongoing and may culminate in the execution of a contract in the fourth quarter of 2008 or later. In tandem with the negotiations, certain PRPs and the Governments have identified various potential “value engineering” projects intended to reduce the costs of the remediation (the cost savings of the value engineering projects are likely to be shared with the contractor in a percentage yet to be defined, so as to provide incentives for the contractor to pursue the initiatives), though these efforts remain in their early stages. In light of the cost information obtained through the RFP responses, the subsequent proposal refinement, and the ongoing negotiations, both with the contractor and with other PRPs concerning approaches to managing the remediation, there can be no assurance that the estimated total clean-up costs for the site, and thus the Company’s reserve, will not be significantly higher, but the contractor negotiations must be completed and the referenced value engineering analysis must progress further, before NCR is in a position to determine potential impacts to the reserve, if any.

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

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. The suit was initially filed against the George A. Whiting Paper Company, and several defendants were added to the suit in the following months, including all of the original recipients of the November 13, 2007 Order. As of September 30, 2008, there were 24 defendants in the case, and a number of counterclaims seeking contribution under CERCLA have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” for December 1, 2009, limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limits initial discovery proceedings to the same questions. Upon completion of this “Phase I” of the case, the court will enter a new Case Management and Scheduling Order that will govern further proceedings in the case.

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

•

For the first factor described above, the total of the clean-up costs for each of the segments of the river, NCR uses a best estimate of $613 million. This $613 million estimate uses the $390 million cost for the lower river work set forth in the Amended ROD and increases it to $403 million to account for the cost of certain work NCR believes is required by the Amended ROD but that was not included in the Amended ROD’s official cost estimate. The total cost also includes estimates for the OU 1 work, the Phase 1 work and the remedial design work. Finally, it adds to these estimates a 20% contingency for possible cost overruns and future Government oversight costs, and an amount for Government past costs. The range of reasonably possible outcomes was formerly estimated to be between $537 million (assuming no cost-overrun contingency) and $664 million (assuming a 30% contingency). This range is subject to much uncertainty, and in view of bid responses that continue to be negotiated and the Company’s ongoing assessment of clean-up needs as the project progresses, the Company now considers the high end of this range could extend to approximately $800 million based on potential cost figures available to the Company and there can be no assurances that this amount will not be significantly higher. Accordingly, the cost information obtained through the RFP responses, and the subsequent proposal refinement and continuing negotiations, suggest that the best estimate that the Company currently uses of clean-up costs may increase, but the contractor negotiations must be completed and the referenced value engineering analysis must also be completed, before NCR is in a position to evaluate whether a new best estimate can be determined.

•

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. Previously, NCR used a best estimate of $131 million. This reduction was based on information NCR obtained in 2007. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $176 million.

•

Third, for the NCR/API shares of future clean-up costs, NCR determined that there are ranges of equally possible outcomes for the different segments of the river, and that no estimates within these ranges are better than the other estimates. Accordingly, NCR uses the low ends of the ranges, which are based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the river. The extensive data collected over several years, along with various analyses of this data, allowed NCR to move away from its prior discharge analysis and to use this proximity approach beginning in 2007. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

•

Fourth, for the NCR share of the joint NCR/API payments, NCR uses 45 percent for the first $75 million in total costs attributable to the joint NCR/API share, and uses 40 percent for costs in excess of $75 million. Total costs reached $75 million in the second quarter of 2008. These percentages are set by an agreement between NCR and API and an arbitration award. NCR’s analysis of this factor assumes that API is able to pay its share of the NCR/API joint share.

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

In light of the ongoing remedial design work being conducted by NCR and G-P, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Government Order for clean-up of the lower river, the pendency of the allocation litigation referenced above, efforts by NCR and API to identify other parties with potential responsibility for the clean-up (some of which have had little or no involvement with the site activities and Government discussions of recent years), and ongoing negotiations with contractors about the cost of implementing the work required under the Order, the subsequent value engineering efforts designed to render the clean-up more efficient and less costly, calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over the upcoming periods, although we are unable to predict or estimate such changes at this time. However, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

AT&T and Alcatel-Lucent are jointly responsible for indemnifying NCR for a portion of the amounts incurred by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $30 million as of September 30, 2008, and is deducted in determining the net reserve discussed above.

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

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated clean-up costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of September 30, 2008, because payment is considered probable and is supported by contractual agreements.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2008	2007
Warranty reserve liability
Beginning balance as of January 1	$13	$13
Accruals for warranties issued	47	28
Settlements (in cash or in kind)	(40)	(30)

Ending balance as of September 30	$20	$11

The accruals for warranties issued increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to higher product revenue and an increase in the standard warranty period for some products in certain geographies. NCR also periodically offers extended warranties in the form of product maintenance services to its customers. Refer to “Warranty and Sales Returns” under Note 1, “Basis of Presentation,” for further description of the Company’s accounting policy for extended warranties. Amounts associated with these extended warranties are not included in the table above.

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

9. INCOME TAXES

The effective tax rate for the three months ended September 30, 2008 and 2007 was 17% and 34%, respectively. The effective tax rate was lower for the three months ended September 30, 2008 primarily due to a $16 million income tax benefit recognized in the period resulting from the favorable Internal Revenue Service (IRS) audit settlement for the years 2000 through 2006. Related to this settlement, we expect to make a $26 million payment to the IRS in the fourth quarter of 2008. In addition, in 2007, the tax rate was higher because the Company could not recognize the full benefit of the realignment costs in Japan. These favorable items were partially offset in the quarter due to an unfavorable mix of taxable profits and losses by country. For the nine months ended September 30, 2008 and 2007, the effective tax rate was 22% and 35%, respectively. In addition to the items noted above, the effective tax rate for the nine month period ended September 30, 2007 included the $11 million net adjustment to increase income tax expense as described in “Out of Period Adjustments” under Note 1, “Basis of Presentation”.

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2008	2007	2008	2007
Income from continuing operations	$82	$33	$176	$75
(Loss) income from discontinued operations	(2)	20	(4)	110

Net Income applicable to common shares	80	53	172	185

Weighted average outstanding shares of common stock	163.2	180.6	167.6	180.0
Dilutive effect of employee stock options and restricted stock	3.0	1.7	3.0	2.4

Common stock and common stock equivalents	166.2	182.3	170.6	182.4

Basic earnings (loss) per share:
From continuing operations	$0.50	$0.18	$1.05	$0.42
From discontinued operations	$(0.01)	$0.11	$(0.02)	$0.61

Net earnings per share (Basic)	$0.49	$0.29	$1.03	$1.03

Diluted earnings (loss) per share:
From continuing operations	$0.49	$0.18	$1.03	$0.41
From discontinued operations	$(0.01)	$0.11	$(0.02)	$0.60

Net earnings per share (Diluted)	$0.48	$0.29	$1.01	$1.01

Options to purchase approximately 0.1 million shares of common stock for the third quarter of 2008, less than 0.1 million shares for the third quarter of 2007, as well as approximately 0.2 million shares for the first nine months of 2008 and less than 0.1 million shares for the first nine months of 2007, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

For the nine months ended September 30, 2008, the Company repurchased approximately 18 million shares of its common stock for $424 million, of which approximately 4.1 million shares were repurchased during the third quarter of 2008 for $104 million. Upon repurchase, shares are retired. The Company did not repurchase shares during the nine months ended September 30, 2007 due to the then-impending spin-off of Teradata.

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

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, as well as realignment costs and significant gains and losses on the sale of properties are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents data for revenue and gross margin by segment:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Revenue by segment
Americas	$620	$569	$1,685	$1,512
EMEA	502	483	1,508	1,302
APJ	257	226	701	635

Total revenue	1,379	1,278	3,894	3,449

Gross margin by segment
Americas	115	111	316	302
EMEA	140	126	408	320
APJ	69	60	172	148

Total - Segment gross margin	324	297	896	770

Selling, general and administrative expenses	173	162	522	463
Research and development expenses	34	36	101	94
Pension expense	5	12	18	29
Other adjustments (1)	12	49	28	84

Income from operations	$100	$38	$227	$100

(1)

Other adjustments include $12 million of organizational realignment costs in the third quarter of 2008, $32 million of organizational realignment costs in the second quarter of 2008 and a $16 million gain from the sale of a manufacturing facility in Canada in the first quarter of 2008. Other adjustments for 2007 include $42 million of costs associated with the manufacturing realignment ($7 million during the three months ended September 30, 2007). In addition $27 million of costs related to Japan realignment and $15 million of costs related to the spin-off of Teradata were incurred in the three months ended September 30, 2007.

The following table presents revenue from products and services for NCR:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Product revenue	$757	$693	$2,064	$1,809
Professional and installation services revenue	161	178	461	460

Total solution revenue	918	871	2,525	2,269
Support services revenue	461	407	1,369	1,180

Total revenue	$1,379	$1,278	$3,894	$3,449

12. FAIR VALUE OF ASSETS AND LIABILITIES

The Company adopted SFAS 157 effective January 1, 2008. For accounting purposes, SFAS 157 defines fair value as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Financial assets and liabilities recorded at fair value as of September 30, 2008 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$23	$23	$—	$—
Foreign exchange forward contracts	6	—	6	—

Total	$29	$23	$6	$—

Liabilities
Foreign exchange forward contracts	$3	$—	$3	$—

Total	$3	$—	$3	$—

(1)	Included in Other Assets in the Condensed Consolidated Balance Sheet.

Available-For-Sale Securities The Company has investments in mutual funds and equity securities in Japan that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan, respectively.

Foreign Exchange Forward Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward contracts. The foreign exchange forward contracts are valued using the market approach based on observable market transactions of forward rates.

Interest Rate Swap NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized effectively modifies a portion of the exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. The fair value of the swap is determined using the income approach, calculated based on LIBOR yield curves at the reporting date and is considered a Level 2 measure. As of September 30, 2008, the fair value of the swap was less than $1 million and therefore, it is not presented in the table above.

13. BUSINESS COMBINATIONS AND INVESTMENTS

The Company completed two acquisitions, two minority investments and purchased the remaining 3% minority interest in one of our subsidiaries during the nine months ended September 30, 2008, for total cash consideration of approximately $54 million. A description of the acquisitions and minority investments are as follows:

•	Acquisition of Ambient Partners, LLC on April 18, 2008, to extend NCR’s self-service portfolio into the digital media merchandising market.

•

10% minority investment and exclusive licensing agreement with e-Play, LLC on June 17, 2008, to add bare-disc technology to NCR’s existing global self-service technology portfolio, expanding consumer self-service options for delivery of digital entertainment. The Company recorded this transaction as a cost method investment and the terms of the agreement include the potential for additional investments that can be made through June 30, 2010, limited to a total investment of 19.5%.

•

19.6% minority investment and exclusive supply and services agreements with TNR Holdings Corporation (TNR), an operator of movie rental kiosks, on July 28, 2008. NCR also provided financing to TNR in the form of a senior secured note over a five year term. The Company recorded this transaction as an equity method investment and the terms of the agreement include the potential for additional investments that can be made through July 30, 2018.

•	Acquisition of NCI Ltd. (NCI), a United Kingdom-based company on August 19, 2008. NCI is a leading provider of teller connectivity software used by financial institutions.

Goodwill recognized in these transactions amounted to $19 million and is not expected to be deductible for tax purposes. Goodwill of $4 million was assigned to the Americas segment, $14 million was assigned to the EMEA segment and $1 million was assigned to the APJ segment. The total amount allocated to identifiable intangible assets as a result of the acquisitions was approximately $3 million. The weighted-average amortization period is approximately 3 years for the purchased intangible assets, which consist primarily of intellectual property associated with the software and hardware technology.

The operating results of the acquired companies have been included in NCR’s results as of the closing date of the acquisitions. The pro forma disclosures otherwise required under FASB Statement No. 141, Business Combinations, are not being provided because the impact of the acquisitions are not considered material to NCR’s condensed consolidated interim results. The purchase prices of these businesses are reported in other investing activities, business acquisitions and divestitures, net in the Condensed Consolidated Statement of Cash Flows.

14. DEBT OBLIGATIONS

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in the second quarter of 2009. The notes contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such notes, of which NCR was in compliance as of September 30, 2008. As these notes are due within twelve months, they are classified as short-term debt on the Condensed Consolidated Balance Sheet. The Company is currently evaluating short- and long-term debt financing to meet its capital and operating requirements in 2009 and subsequent years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the third quarter of 2008:

•	Revenue growth driven by increases in all regions: Americas; Europe, Middle East and Africa (EMEA) and Asia Pacific and Japan (APJ);

•	EMEA and APJ regions experienced improved gross margin performance period-over-period; and

•	NCR continued organizational realignment and business process improvement initiatives and recorded $12 million of realignment costs.

We continued our focus in the quarter on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the actions we are taking are as follows:

1)	Drive profitable growth – We expect to invest in sales and other demand creation resources in areas with the greatest potential for profitable growth, such as self-service technologies, including self check-in/out and other self-service solutions. We continue to broaden the scope of our self-service solutions for our existing customers and to introduce these solutions into newer industry-vertical markets, such as travel and hospitality, healthcare, entertainment and gaming, and public sector. For the first nine months of 2008, we made investments relating to our entertainment and financial solutions portfolios. We continue to expect to make acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)	Strengthen competitive position – The Company expects to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. Areas of emphasis are expected to include product development, manufacturing and supply chain, customer services delivery and our overall management system. In 2007, we completed the ATM manufacturing realignment program. As of the end of the first quarter of 2008, the Company had also completed the majority of the activities related to its realignment program in Japan. The Company has been successful in executing these realignment programs, as planned, and is realizing the full program benefits beginning in this year. During the third quarter of 2008, we continued the organizational realignment and business process improvement initiatives that we had started in the second quarter of 2008 to address unbalanced resource allocation and legacy process inefficiencies. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our realignment initiatives.

3)	Evolve to a more customer-focused, high-technology culture – We continue to focus on the traits and competencies necessary to enable us to deliver profitable growth and strengthen our competitive position. This will be accomplished through organizational and people development, management system changes and alignment, and a stronger linkage between compensation and performance. On January 1, 2008, NCR began management of its business on a geographic basis, changing from the previous model of global business units organized by product and service offering. The new organizational model is delivering increased sales productivity and is expected to reduce overall operating costs.

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

Results of Operations for Three Months Ended September 30, 2008

Compared to Three Months Ended September 30, 2007

In millions	2008	2007
Consolidated revenue	$1,379	$1,278

Consolidated gross margin	$310	$262
Consolidated operating expenses:
Selling, general and administrative expenses	175	187
Research and development expenses	35	37

Consolidated income from operations	$100	$38

Revenue increased 8% from the third quarter of 2007 due to growth in sales volume for both products and services. The revenue increase included a benefit of 2% from foreign currency fluctuations. Consolidated income from operations in the third quarter of 2008 included $12 million of costs related to our organizational realignment initiative, and consolidated income from operations in the third quarter of 2007 included $27 million of costs related to the Japan realignment initiative, $15 million of costs for the spin-off of Teradata and $7 million of costs associated with the manufacturing realignment initiative. After considering these items, consolidated income from operations increased due to higher revenue and an improvement in gross margin, partially offset by a slight increase in operating expenses.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2008 was 22.5% compared to 20.5% in the third quarter of 2007. Product gross margin of 26.0% in the third quarter of 2008 was the same as compared to the third quarter of 2007. In the third quarter of 2007, product gross margin was impacted by $7 million, or 1.0%, due to the costs associated with the manufacturing realignment initiative. After considering this item, product gross margin, as a percentage of revenue, decreased slightly in the third quarter of 2008, as the benefits from the manufacturing realignment initiative were offset by an unfavorable geographic and customer mix. Services gross margin increased to 18.2% for the third quarter of 2008 from 14.0% in the third quarter of 2007. The organizational realignment costs recorded in the third quarter of 2008 impacted services gross margin by $11 million or 1.8%. In the third quarter of 2007, services gross margin was impacted by $21 million, or 3.6%, due to the costs associated with the Japan realignment initiative and the spin-off of Teradata. After considering the impact of these costs, services gross margin improved due to lower service delivery costs, driven by increased productivity and process improvements.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statements of Operations, were $210 million for the third quarter of 2008 compared to $224 million during the same period of 2007. As a percentage of revenue, total operating expenses decreased to 15.2% in the third quarter of 2008, compared to 17.5% for the same period of 2007. Total operating expenses in the third quarter of 2008 included $1 million of organizational realignment costs, which was recorded as selling, general and administrative expense. In the third quarter of 2007, selling, general and administrative expense was impacted by $13 million of expenses related to the spin-off of Teradata and $8 million of expenses due to the Japan realignment initiative. After considering the impact of these expenses, selling, general and administrative expenses increased slightly due to demands associated with higher revenue and continued investments in sales and demand creation. Research and development expenses were slightly lower due to improved resource allocation and productivity improvements.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2008 and 2007 were impacted by certain employee benefit plans as shown below:

In millions	Three Months Ended September 30
	2008	2007
Pension expense	$5	$12
Postemployment expense	21	43
Postretirement income	(1)	(1)

Net expense	$25	$54

Pension expense was lower in the third quarter of 2008 primarily due to a reduction in actuarial loss amortization driven by actuarial gains resulting from higher discount rates and the benefit of strong actual returns on plan assets in prior years. The discount rates were higher primarily due to increases in corporate bond yields.

Postemployment plan expense during the third quarter of 2008 decreased by $22 million compared to the third quarter of 2007. Postemployment plan expense in the third quarter of 2008 included $7 million of discrete costs relating to the organizational realignment initiative. In addition, higher postemployment plan expense in the third quarter of 2007 was driven primarily by $27 million of discrete costs relating to a realignment initiative in Japan. These realignment initiatives are described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Results of Operations by Segment

Effective January 1, 2008, NCR reorganized its businesses and management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. Under the new organizational structure, NCR manages its business on a geographic basis and reports the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

For purposes of discussing our operating results by segment, we exclude the impact of certain items, consistent with the manner by which management views each segment and reports our segment results. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. The effects of pension expense have been excluded from the gross margin for each segment presented and discussed below. In addition, the segment gross margin excludes $11 million of organizational realignment costs in the third quarter of 2008 and $28 million of realignment and spin-off costs, in the third quarter of 2007. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (GAAP) in Note 11 of Notes to Condensed Consolidated Financial Statements.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and APJ regions.

Americas: The Americas segment revenue increased 9% during the third quarter of 2008 as compared to the third quarter of 2007. The revenue growth was driven by increases in the sale of both our products and services, primarily attributed to increased volume to financial institutions. Foreign currency fluctuations provided a minimal benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue decreased to 18.5% in 2008 compared to 19.5% in 2007. Gross margin was lower primarily due to an unfavorable revenue mix, driven by large customer roll-outs at lower margins.

EMEA: The EMEA segment revenue increased 4% during the third quarter of 2008 as compared to the third quarter of 2007, due to slightly higher sales volume from both our products and services. Revenue growth was driven primarily by demand for our products and support services in the Middle East, Africa and Eastern European countries. Foreign currency fluctuations provided a 3% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 27.9% in 2008 compared to 26.1% in 2007, primarily due to a favorable mix of services revenue, lower service delivery costs and lower manufacturing costs due to the manufacturing realignment initiative.

APJ: The APJ segment revenue increased 14% during the third quarter of 2008 as compared to the third quarter of 2007, primarily due to a double-digit growth in our product revenue and a significant growth in our services revenue. Revenue growth was led by strong demand from China and Japan. Foreign currency fluctuations provided a 5% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased slightly to 26.8% in 2008 compared to 26.5% in 2007, primarily due to lower manufacturing and service delivery costs from the manufacturing and the Japan realignment initiatives.

Interest and Other Income Items

Interest expense of $6 million in the third quarter of 2008 was unchanged from the third quarter of 2007.

Other income, net was $5 million in the third quarter of 2008, compared to $18 million in the third quarter of 2007. Other income, net includes items such as interest income, minority interest, changes in foreign exchange and gains or losses on equity investments. Other income, net, decreased in the third quarter of 2008 due to an $11 million decrease in interest income primarily due to lower interest rates and lower cash balances.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended September 30, 2008 was 17%. This compared to an effective tax rate of 34% for the three months ended September 30, 2007. For the three month period ended September 30, 2008, the effective tax rate was lower primarily due to a $16 million income tax benefit resulting from the favorable Internal Revenue Service audit settlement for the years 2000 though 2006. In addition, in 2007, the tax rate was higher because the Company could not recognize the full benefit of the realignment costs in Japan.

NCR is subject to numerous foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Results of Operations for Nine Months Ended September 30, 2008

Compared to Nine Months Ended September 30, 2007

In millions	2008	2007
Consolidated revenue	$3,894	$3,449

Consolidated gross profit	$856	$688
Consolidated operating expenses:
Selling, general and administrative expenses	518	492
Research and development expenses	111	96

Consolidated income from operations	$227	$100

Revenue increased 13% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, driven by growth across all three of our segments. The revenue increase included a benefit of 4% from foreign currency fluctuations. Consolidated income from operations during the first nine months of 2008 included $23 million in gains from the sale of two separate properties in Canada, offset by $44 million of organizational realignment costs. The first nine months of 2007 included $84 million, net, of costs related to the manufacturing and the Japan realignment initiatives and the spin-off of Teradata. After considering these items, consolidated income from operations was higher due to increased sales volume in all three segments and improvements in gross margin driven by cost reduction initiatives, partially offset by an increase in operating expenses.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2008 was 22.0% compared to 19.9% for the nine months ended September 30, 2007. Product gross margin increased to 26.7% compared to 23.8% for the prior year period. The organization realignment costs recorded in the first nine months of 2008 impacted product gross margin by $2 million or 0.1%. In the first nine months of 2007, the manufacturing realignment costs impacted product gross margin by $42 million or 2.3%. After considering these realignment costs, product gross margin improved in 2008 due to a decrease in manufacturing costs, as we continue to realize the benefits from the manufacturing realignment initiative. Services gross margin increased to 16.7% for the first nine months of 2008 from 15.7% in the same period of 2007. The organizational realignment costs in the first nine months of 2008 impacted services gross margin by $29 million or 1.6%. In the first nine months of 2007, services gross margin were impacted by $21 million, or 1.3%, due to the costs associated with the Japan realignment initiative and the spin-off of Teradata. After considering the impact of these costs, services gross margin improved as we continued to lower our service delivery costs, driven by increased productivity and process improvements.

Operating Expenses

Total operating expenses, characterized as “selling, general and administrative expenses” and “research and development expenses” in the Condensed Consolidated Statements of Operations, were $629 million for the first nine months of 2008 compared to $588 million during the same period of 2007. As a percentage of revenue, total operating expenses in the first nine months of 2008 decreased to 16.2%, compared to 17.0% for the prior year period. Total operating expenses in the first nine months of 2008 were impacted by $13 million of organizational realignment costs, of which $9 million was recorded as selling, general and administrative expense and $4 million was recorded as research and development expense. These expenses were more than offset by a $23 million gain from the sale of two separate properties in Canada, which were recorded in selling, general and administrative expense. In the first nine months of 2007, selling, general and administrative expense was impacted by $13 million of expenses related to the spin-off of Teradata and $8 million of expenses due to the Japan realignment initiative. After considering the impact of the above items, selling, general and administrative expenses were higher in 2008 due to demands associated with higher revenue and continued investments in sales and demand creation. Research and development expenses increased as we made investments to launch new products in 2008 and beyond.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2008 and 2007 were impacted by certain employee benefit plans as shown below:

In millions	Nine Months Ended September 30
	2008	2007
Pension expense	$18	$29
Postemployment expense	75	99
Postretirement income	(2)	(1)

Net expense	$91	$127

Pension expense was lower in the first nine months of 2008 primarily due to a reduction in actuarial loss amortization driven by actuarial gains resulting from higher discount rates and the benefit of strong actual returns on plan assets in prior years. The discount rates were higher primarily due to increases in corporate bond yields. We expect pension expense of approximately $25 to $30 million in 2008.

The volatility and performance of financial markets could impact future pension expense and plan contributions. If actual returns continue to be less than expected or if discount rates decline significantly, future pension expense and the amount and timing of future plan contributions may be adversely impacted.

The postemployment plan expense includes $35 million of organizational realignment costs for the nine months ended September 30, 2008 and $59 million of manufacturing and Japan realignment costs for the nine months ended September 30, 2007. These realignment initiatives are described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Results of Operations by Segment

The description of our operating segments and the exclusion of certain items from our segment operating performance is discussed in this MD&A under “Results of Operations by Segment” for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. In addition to the effects of pension expense, the segment gross margin also excludes $31 million of organizational realignment costs in the nine months ended September 30, 2008 and $63 million of realignment and spin-off costs in the nine months ended September 30, 2007.

In the segment discussions, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the first nine months of 2008. As a result of the weaker U.S. Dollar, the Company benefited from currency fluctuations, primarily in our EMEA and APJ segments.

Americas: The Americas segment revenue increased 11% during the first nine months of 2008 as compared to the first nine months of 2007. The revenue increase was driven by double-digit growth from products and solid growth from services, primarily attributed to increased volume. Foreign currency fluctuations provided a 1% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue decreased to 18.8% in 2008 compared to 20.0% in 2007. The margins were lower due to an unfavorable revenue mix, driven by sales to large financial and retail customers at lower margins.

EMEA: The EMEA segment revenue increased 16% during the first nine months of 2008 as compared to the prior year period, driven by significant increases in sales volume from both our products and services. Most of our major revenue producing countries in EMEA experienced revenue growth during the first nine months of 2008. Foreign currency fluctuations provided a 6% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 27.1% in 2008 compared to 24.6% in 2007, primarily driven by a decrease in manufacturing costs due to the manufacturing realignment initiative and a continued emphasis on services cost reduction.

APJ: The APJ segment revenue increased 10% during the first nine months of 2008 as compared to the first nine months of 2007, led by a double digit increase in service revenue and significant growth from product revenue. Foreign currency fluctuations provided an 8% benefit to the period-over-period revenue comparison. Gross margin as a percentage of revenue increased to 24.5% in 2008 compared to 23.3% in 2007, primarily due to lower manufacturing and service delivery costs from the manufacturing and the Japan realignment initiatives.

Interest and Other Income Items

Interest expense of $17 million during the first nine months of 2008 was slightly lower than the $18 million of interest expense during the first nine months of 2007.

Other income, net decreased by $17 million during the first nine months of 2008, compared to the first nine months of 2007. Other income, net includes items such as interest income, minority interest, changes in foreign exchange, gains or losses on equity investments and expenses for environmental matters related to the Company’s former operations. Other income, net decreased in the first nine months of 2008 due to a $23 million decrease in interest income primarily due to lower interest rates and lower cash balances. This was offset by $7 million of expense related to the Fox River environmental matter in the first nine months of 2007 that did not recur in the first nine months of 2008.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the first nine months of 2008 was 22%. The effective tax rate in the first nine months of 2007 was 35%. For the nine month period ended September 30, 2008, the effective tax rate was lower primarily due to a $16 million income tax benefit resulting from the favorable Internal Revenue Service audit settlement for the years 2000 through 2006. In addition, for the nine months ended September 30, 2007 the effective tax rate was higher due to an $11 million net adjustment to increase income tax expense recorded in the second quarter of 2007 as described in Note 1 of Notes to Condensed Consolidated Financial Statements. After considering the impact of these items, the effective tax rate was higher for the nine months ended September 30, 2008 compared to the prior year period due to an unfavorable mix of taxable profits and losses by country.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Restructuring and Re-engineering

In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative is resulting in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. As a result of this initiative, in the second quarter of 2008, the Company recorded $32 million for employee severance and other termination benefits, of which $2 million was recorded as cost of products, $18 million was recorded as cost of services, $8 million was recorded as selling, general and administrative expense and the remaining $4 million was recorded as research and development expense. Of the $32 million total expense recognized in the second quarter of 2008, $28 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $4 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

In the third quarter of 2008, as additional reductions in employment were identified under the global realignment initiative, the Company recorded an additional $12 million of employee severance and other termination benefits, net of immaterial refinements to the costs recognized in the second quarter of 2008. Of the $12 million total expense recognized in the third quarter of 2008, $11 million was recorded as cost of services and $1 million was recorded as selling, general and administrative expense. Of this $12 million, $7 million was recorded as a discrete cost in accordance with SFAS 112, when the severance liabilities were determined to be probable and reasonably estimable, and the remaining $5 million was recorded in accordance with SFAS 146. The realignment activities and the associated costs recognized during the second and the third quarter of 2008 for approximately 750 employee terminations relate to each of our reportable segments of Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific and Japan (APJ). Related to this initiative, the Company made $8 million in payments during the three months ended September 30, 2008 and $11 million in payments during the nine months ended September 30, 2008. The remaining accrued liability balance of $33 million as of September 30, 2008 is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur during through early 2009. The expected cost savings resulting from these realignment actions will be utilized to invest in growth opportunities and improve profitability.

The Company continues to expect to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore expects additional realignment activities through 2009 as a result of this initiative. The costs related to these activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impact thereof.

In the first quarter of 2007, the Company initiated a manufacturing realignment primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital to invest in revenue-generating programs such as sales, engineering and market development. As a result of this realignment, in the first six months of 2007, the Company recorded $35 million for employee severance and other termination benefits in cost of products. Of the $35 million recorded for this realignment, $29 million was recorded as a discrete cost in accordance with SFAS 112, and the remainder was recorded in accordance with SFAS 146. In the three months ended September 30, 2007, the Company recorded $4 million of additional expense in cost of products due to updates in the estimated costs that were primarily attributed to changes in the expected mix of severance payments. In addition, the Company incurred costs of $3 million associated with training, travel and professional services for the three and the nine month periods ended September 30, 2007, which were directly related to this realignment initiative and were expensed as incurred. As of December 31, 2007, $11 million of the reserve remained for this initiative, of which approximately $10 million was utilized through the first nine months of 2008. The reserve balance of approximately $1 million as of September 30, 2008 is expected to be paid over the balance of 2008.

In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 employee terminations, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in the third quarter of 2007, the Company recorded $27 million as a discrete cost for employee severance in accordance with SFAS 112 ($19 million in cost of services and $8 million in selling, general and administrative expense). As a result of the payments made, as of December 31, 2007, $7 million of the initial reserve for this initiative remained, which was fully utilized in the nine months ended September 30, 2008. Beginning in the fourth quarter of 2007, the Company started realizing cost savings related to this initiative and has achieved targeted cost savings of $10 to $12 million on an annualized basis.

The costs of these realignment initiatives are not expected to have a significant impact on the Company’s financial position, revenues, liquidity or sources and uses of capital resources. The realignment costs are expected to be funded by the Company’s cash, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

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

The table below shows net cash provided by operating activities and capital expenditures for the following periods:

In millions	Nine Months Ended September 30
	2008	2007
Net cash provided by operating activities	$307	$92
Less: Expenditures for property, plant and equipment	(58)	(43)
Less: Additions to capitalized software	(47)	(35)

Free cash flow	$202	$14

For the nine months ended September 30, 2008, cash provided by operating activities increased by $215 million, while capital expenditures increased by $27 million, resulting in an increase in free cash flow of $188 million compared to the first nine months of 2007. The increase in cash provided by operating activities was primarily driven by higher income from continuing operations (net of non-cash items) as well as improvements in working capital. The improvement in working capital was mainly due to improved collections of accounts receivable, while inventory also improved compared to prior year. These improvements were partially offset by the timing of payables. Capital expenditures increased due to planned investments in property, plant & equipment and capitalized software.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities for the nine months ended September 30, 2008 included net proceeds of $54 million from the sale of property, plant and equipment, offset by $54 million of cash used for acquisitions and investments. Our financing activities in the first nine months of 2008 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. For the nine months ended September 30, 2008, cash outflows from share repurchases were $424 million to repurchase approximately 18 million shares. In 2007, NCR did not purchase shares from the open market until after the spin-off of Teradata was completed on September 30, 2007. Cash inflows from stock plans were $15 million in the first nine months of 2008 compared to $43 million in the first nine months of 2007. The decrease in cash inflows was primarily due to a decrease in the number of options exercised in the nine months ended September 30, 2008.

Net cash used in activities from discontinued operations was $17 million for the first nine months of 2008 compared to $192 million of cash provided by discontinued operations for the first nine months of 2007. The cash outflow of $17 million in the first nine months of 2008 was primarily due to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

Our cash and cash equivalents totaled $733 million as of September 30, 2008. We believe our cash flows from operations, the credit facilities we currently have in place and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on successfully addressing the risks related to general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. Furthermore, as described in Note 14 of Notes to Condensed Consolidated Financial Statements, as the $300 million of senior unsecured notes with an interest rate of 7.125% will become due in the second quarter of 2009, the Company is currently evaluating short- and long-term debt financing to meet its capital and operating requirements in 2009 and subsequent years.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2007 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2008. Also, there were no significant changes in our estimates associated with those policies. See Note 8 of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in 2008 as compared to 2007, based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on third quarter 2008 revenue compared to third quarter 2007 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in increases in the fair value of the hedge portfolio of $16 million as of September 30, 2008 and $14 million as of September 30, 2007. Conversely, a 10% depreciation of the U.S. Dollar against foreign currencies from the prevailing market rates would result in decreases in the fair value of the hedge portfolio of $16 million as of September 30, 2008 and $14 million as of September 30, 2007.

The interest rate risk associated with our borrowing and investing activities as of September 30, 2008 was not material in relation to our condensed consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, the continued downturn in the U.S. or global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2008, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2008, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

While we have changed ownership of certain internal controls in the first nine months of 2008 to reflect our new functional geographic organizational model, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic Pressures Our business may be negatively affected by the current global credit crisis. The current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis, which could further impact our business by reducing our customer base. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their capital expenditures. The extent of the impact, if any, of the global credit crisis, will depend on a number of factors, including whether the U.S. economy, and the global economy generally, enter into a prolonged recession as a result of the deterioration of the credit markets.

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

Foreign Currency Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The effects of currency fluctuations are partially mitigated by our hedging strategy; however, certain significant currency fluctuations could adversely affect our results of operations.

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

Diversification While we believe the spin-off of Teradata on September 30, 2007 was the proper strategic move for both companies, following the spin-off, the Company is less diversified than before. Consequently, we must rely primarily on our self-service and assisted-service products (along with the associated customer services business) to drive growth and profitability. If these products or service offerings suffer a significant decrease in demand or increase in costs, our results of operations or financial condition could be adversely affected.

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

Throughout 2008, the financial markets have been extraordinarily volatile, global equity markets have declined dramatically, and fixed income credit spreads have widened to almost unprecedented levels. Depending on how the markets perform in the fourth quarter, our financial performance may be materially impacted in future periods. Additionally if these market conditions persist, the decline in the value of plan assets that we have experienced so far this year, though partially offset by the impact of higher discount rates, could lead to significantly larger contribution requirements in future years.

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

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Any increase in liabilities related to uncertain tax positions recognized under FIN 48 could result in an increase in our effective tax rate.

Real Estate Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, the exit of facilities may affect net income, and adverse real estate markets could impede our ability to reduce the size of our real estate portfolio.

Multinational Operations Our multinational operations expose us to business and legal risk in the various countries where we do business. For the year ended December 31, 2007 and the nine months ended September 30, 2008, the percentage of revenues from outside of the United States was 65% and 66%, respectively. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to manufacture and sell our solutions domestically in the United States and internationally is subject to risks, which include among others: the impact of the global credit crisis on the stability of national economies, including those of countries where we have operations; political conditions in each country that could adversely affect demand for our solutions in these markets; the impact of a continued downturn in the global economy on demand for our products in certain countries; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Intellectual Property Our continuing ability to be a leading technology and services solutions provider could be negatively affected if we do not develop and protect intellectual property that drives innovation. To that end, it is critical that we continue to develop leading technologies to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and application, diagnostic and other software we develop. To the extent we are not successful our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business would be impacted. Over the last several years, there has been an increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. This trend could impact NCR because, from time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, or in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

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

Acquisitions and Alliances If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. The investment or alliance may also disrupt our ongoing business, or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations. This may lead to additional costs not anticipated at the time of acquisition.

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

During the three months ended September 30, 2008, the Company repurchased 4.1 million shares of its common stock at an average price per share of $25.27. As of the beginning of the fourth quarter of 2008, the Company has a total remaining authorization of approximately $95 million to purchase outstanding shares of NCR common stock. In addition, subsequent to the third quarter of 2008, from October 1, 2008, through October 21, 2008, the Company repurchased 3.7 million shares for approximately $69 million.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended September 30, 2008:

Time Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
July 1 through July 31, 2008	1,455,700	$25.87	—	1,455,700	$157,051,649
August 1 through August 31, 2008	1,023,000	$26.43	—	1,023,000	$130,016,775
September 1 through September 30, 2008	1,641,523	$24.02	205,244	1,436,279	$95,378,772

Third quarter total	4,120,223	$25.27	205,244	3,914,979	$95,378,772

In addition, the Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the three months ended September 30, 2008, 20,545 shares were purchased at an average price of $26.21 per share.

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

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 23, 2008 (incorporated by reference to Exhibit 3.1 to the NCR Corporation Current Report on Form 8-K filed January 25, 2008).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the June 30, 2002 Form 10-Q).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2006, filed June 4, 2008). Certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on October 2, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2008.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2008.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: October 30, 2008	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer