Form 10-K
period 2008-12-31
NCR CORP
filed 2009-02-26
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $4.2 billion. As of February 13, 2009, there were approximately 158.2 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2008 are incorporated by reference.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1.	BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

Businesses

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses build stronger relationships with their customers. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, self-service kiosks, and self-check-in/out systems, our solutions enable companies to address consumer demand for convenience, value and individual service. NCR also provides a complete portfolio of services to help customers design, deploy, support and manage technology solutions for our products as well as select third-party products.

Industries Served

NCR provides specific solutions for customers in a range of industries such as financial services, retail and hospitality, travel and gaming, healthcare and public sector, entertainment, and software and technology services. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Company History

NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. Subsequently, on December 31, 1996, AT&T distributed all of its interest in NCR to its stockholders (the “Distribution”). NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR”.

On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007. For more information regarding the spin-off of Teradata, refer to Management’s Discussion & Analysis (MD&A) in Item 7 and Note 12 of the Notes to Consolidated Financial Statements, “Discontinued Operations,” in Item 8 of Part II of this Form 10-K report (Report).

Operating Segments

Effective January 1, 2008, NCR reorganized its businesses and management thereof to a geographic model, changing from the previous model of global business units organized by product and service offering. For the year-ended December 31, 2008 and the prior periods reported in this Report, NCR categorizes its operations into three reportable segments: Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific and Japan (APJ). Each of these segments derives revenue by selling products and services to the financial services, retail and hospitality, travel and gaming, healthcare and public sector, entertainment, and software and technology services industries. These products and services are described below.

The information required by Item 1 with respect to financial information regarding our reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Gross Margin by Segment” as well as in Item 8 of Part II of this Report as part of Note 13 of the Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Financial Terminals

We provide financial institutions, retailers and independent deployers with financial-oriented self service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite and consulting services related to ATM security, software and bank branch optimization. ATM and Financial Terminal solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement and bill payment. These solutions enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Self-Service Kiosks

NCR provides Self-Service Kiosks to the retail and hospitality, travel and gaming, healthcare and public sector and entertainment industries. NCR’s versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding, bill payment and gift registries. We provide kiosk solutions to airlines that enable self check-in and to hotels/casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. The kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs. NCR’s healthcare kiosk solutions offer wireless self-check-in for patients, integrate with existing information systems and physician practice management systems to make the check-in and check-out processes more convenient for patients and reduce costs and errors for our customers. NCR SelfServ Entertainment solutions allow our customers to provide consumers the choices to rent, purchase or trade movies and games.

Point of Sale

We provide retail-oriented technologies such as Point of Sale (POS) terminals, bar-code scanners, software and services to companies worldwide. Combining our retail industry expertise, software and hardware technologies, implementation and store performance consulting services, our solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing the satisfaction of the retailer’s customers.

Check and Document Imaging

NCR’s Check and Document Imaging offerings provide end-to-end solutions for both traditional paper-based and image-based check and item processing. These solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, consulting and support services, our comprehensive Check and Document Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

Services

Services are an essential and integrated component of NCR’s complete solution offerings. NCR provides maintenance and support services for all NCR product offerings described above as well as for select third-party companies. In addition to maintenance and support services, NCR also provides other services including site assessment and preparation, staging, installation and implementation, systems management and complete managed services. NCR offerings include the service of third-party computer hardware from select manufacturers, such as Cisco Systems, who value and leverage NCR’s global service capability. However,

NCR’s strategy is to focus primarily on maintenance and support of NCR-branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

In addition to the software solutions described previously, NCR is developing a suite of software and services such as Software as a Service, hosted services, online, mobile, transactional services and applications such as bill pay and digital signage. NCR is also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors.

Consumables

NCR develops, produces and markets a complete line of printer consumables for various print technologies. These products include paper rolls for receipts in ATMs and POS solutions, inkjet and laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms, and specialty media items such as photo and presentation papers, and two-sided thermal paper (2ST®). Consumables are designed to optimize operations and improve transaction accuracy, while reducing overall costs.

Target Markets and Distribution Channels

NCR’s ATMs and Financial Terminal solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both established and emerging markets. NCR has historically sold most of its ATMs and Financial Terminals products and services through a direct sales channel, although a portion of revenues is derived through distributors and value-added resellers.

NCR provides Self-Service Kiosk and POS solutions to retail and hospitality, travel and gaming, healthcare and public sector and entertainment industries. Retail and hospitality customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery, drug, wholesalers, convenience stores, fast food/quick service/table service and other restaurants. The travel and gaming customers include airlines, airports, car rental, hotel/lodging and casinos. NCR’s healthcare customers include hospitals, clinics and other healthcare providers. The public sector customers include federal, state and local governments and government agencies. Self-Service Kiosk and POS solutions are sold through a direct sales force and through alliances with value-added resellers, distributors and dealers. In the software and technology services industry, NCR sells networking solutions to telecommunications and technology customers. NCR has focused its investments and resources on self-service technologies with expanded offerings to include DVD kiosks for the entertainment industry, self-ticketing for the travel industry and patient management check-in/out in the healthcare sector.

NCR’s Payment & Imaging solutions primarily serve the financial services industry worldwide, with the primary focus on banks. NCR has historically distributed most of its Payment & Imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors.

Our Consumables products are sold to the financial services and retail and hospitality industries as well as customers involved in transportation and manufacturing. While the Company has a direct sales force in approximately 26 countries for consumables, these products are also sold through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers as well as through telemarketing and the internet.

Approximately 91% of our product sales are sold by our direct sales force, with the remainder sold through indirect channels, including value-added resellers, distributors, and dealers.

NCR provides service and support for NCR’s products and solutions through service contracts with our customers. NCR has also established managed service contracts with key customers and continues to pursue additional managed service relationships. Longer term managed service arrangements serve to improve the efficiency and performance of the customer’s business, and increase the strategic and financial importance of its relationship with NCR. We also provide services on competing technologies—for example, IBM retail technologies and Diebold ATMs. The primary sales channel for our services is NCR’s direct sales teams, which exist in all of NCR’s geographic operating segments. Our services professionals provide these services directly to end customers.

Competition

In the financial services industry, we compete with Diebold, Inc. and Wincor Nixdorf GmbH & Co. (Wincor), among others, across all of our geographic segments. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

NCR faces strong competition in the retail and hospitality industry in all geographic segments. The Company believes that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. NCR’s competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard Company, Dell Inc., Honeywell and Datalogic, among others.

NCR faces competition in the travel and gaming and entertainment industries. Competition in the travel industry comes from IBM, SITA and IER. In the gaming industry, NCR’s key competitors are IBM, Wincor and Cummins. In the entertainment industry, competition comes from makers of DVD rental kiosks, including Coinstar, Inc. (through their redbox DVD kiosk business) and DVDPlay. Competition in the entertainment industry is primarily focused in the United States.

NCR faces competition for services from other technology and service providers, as well as from service-only firms, in all geographies where it operates around the world. The primary services competitors are the companies identified in NCR’s other solutions. Global technology providers are becoming more focused on services as a core business strategy. NCR also competes with a range of smaller regional and local service companies that differ by geography.

Competition for printer consumables is significant and varies by geographic area and product group. The primary areas of competitive differentiation typically include: quality; logistics and supply chain management; and total cost of ownership. While price is always a factor, we focus on the customer’s total cost of ownership for our consumables products. Total cost of ownership takes into account not only the per-unit cost, but also service, usage, reporting and support costs. NCR’s competitors include RiteMade Paper and Schades.

NCR faces competition in the financial services industry for payment and imaging solutions in all our geographic segments. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. NCR’s competitors vary by product, service offering and geographic area, and include Metavante Corporation and Unisys Corporation, among others.

Research and Development

We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs. The expenses for research and development related to NCR’s continuing operations were $148 million in 2008, $137 million in 2007, and $119 million in 2006. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1 of the Notes to Consolidated Financial Statements, “Description of Business and Significant Accounting Policies,” in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks

Our general policy is to seek patent protection for those innovations and improvements that are likely to be incorporated into our products and services, where such protection will improve our competitive position. NCR owns approximately 1,350 patents (which is down slightly from the number of patents in our portfolio at the end of 2007 and 2006) in the United States and a significant number in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others and NCR is licensed to use certain patents owned by others. While NCR’s portfolio of patents and patent applications in aggregate is of significant value to NCR, the Company does not believe that any particular individual patent is itself of material importance to NCR’s business as a whole.

NCR has registered certain trademarks and service marks in the United States and in a number of foreign countries. NCR considers the mark “NCR” and many of its other trademarks and service marks to be valuable assets.

Seasonality

Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. Information regarding seasonality and its potential impact on our business is included in Item 1A of this Report under the caption, “Operating Results Fluctuations,” and is incorporated herein by reference.

Manufacturing and Raw Materials

In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on computer chips and microprocessors from Intel Corporation and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions.

In 2007, NCR transitioned the manufacturing of its ATMs, payment solutions, and self-checkout solutions in the Americas to Flextronics International Ltd. (formerly, Solectron Corporation), a provider of electronics manufacturing and integrated supply-chain services. Flextronics also procures a variety of components used in the manufacturing process on our behalf. Flextronics manufactures NCR products in Columbia, South Carolina; Guadalajara, Mexico; and Jaguarian, Brazil. Given the Company’s decision to outsource its manufacturing activities for these products to Flextronics, a disruption in production at Flextronics could impact the timing of customer shipments. Refer to Item 1A of this Report under the caption, “Reliance on Third Parties” for further information regarding the potential impact of this relationship on our business operations. Additional information regarding sources and availability of raw materials is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Employees

On December 31, 2008, NCR had approximately 22,400 employees and contractors.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Form 14A and Current Reports on Form 8-K, and all amendments to such reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2009 Annual Meeting of Stockholders (the 2009 Proxy Statement), portions of which are incorporated herein by reference. NCR will furnish the Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations

1700 S. Patterson Boulevard

Dayton, OH 45479

Phone: 937-445-5905

E-Mail: investor.relations@ncr.com

Website: http://investor.ncr.com

Environmental Matters

Compliance with Federal, State, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while NCR believes the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities, there can be no assurances that there will not be a material adverse impact on capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River matter, is reported in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

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

Economic Pressures  Our business may be negatively affected by current global economic and credit conditions. The current economic climate could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products or services. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis and may continue to do so, which could further impact our business by reducing our customer base. Furthermore, our retail customers are operating in a challenging environment and are faced with weak consumer spending. As a result, these customers could face increased financial pressures that could impact their capital expenditures or ability to pay accounts receivables owed to NCR.

Our customers sometimes finance their purchases of our products and services through third party financing companies. Overall economic conditions may have a material effect on our customers’ ability to obtain such financing, which could result in an adverse effect on our operating results.

Our $500 million five-year unsecured revolving credit facility (the facility), which expires in 2012, is provided by a syndication of several banks that share the committed financing under the facility. Economic and credit market conditions have presented banks and financial institutions with significant challenges, which has lead a number of such entities to seek capital from the U.S. federal government. Although we monitor the ability of the banks within the syndication to fulfill their counterparty responsibilities, future market conditions could affect the ability of one or more of these banks to provide the financing that has been committed under the facility. The inability to access our facility would have a material, adverse effect on our business, results of operations, and liquidity.

Our $300 million senior unsecured notes due in June of 2009 and the facility both contain affirmative, negative, and financial covenants. We were in compliance with the terms of our covenants as of December 31, 2008. A breach of these covenants could result in an event of default that could result in any amounts owed to become due and payable. Further, the lenders could terminate any commitments they have to provide us with further funds. If an event of default were to occur, we cannot make guarantees that we would have sufficient funds available to pay the amounts due. We also cannot guarantee that we will be able to remain in compliance with the covenants to which we are subject in the future or be assured that we would be able to obtain waivers from our lenders or amend the covenants.

The extent of the impact of current economic conditions will depend on a number of factors, including the length and breadth of the U.S. and global recession, conditions in the global credit markets, and the effects of planned government actions to stimulate economic conditions.

Competition  If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Inc., Hewlett-Packard Company, Diebold, Inc., Wincor, Fujitsu, and Unisys Corporation, some of which have more widespread distribution and penetration of their platforms and service offerings. In addition, we compete with companies in specific markets, such as entry-level ATMs, payment and imaging, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to: react to competitive product and pricing pressures (particularly in the ATM marketplace); penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China in the ATM market; exploit opportunities in new vertical markets, such as travel and gaming, healthcare and public sector, entertainment, and software and technology services; rapidly and continually design, develop and market, or otherwise maintain and introduce solutions and related products and services for our customers that are competitive in the marketplace; react on a timely basis to shifts in market demands; compete in reverse auctions for new and continuing business; reduce costs without creating operating inefficiencies; maintain competitive operating margins; improve product and service delivery quality; and effectively market and sell all of our diverse solutions. Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the addition of new competitors. Our customers sometimes finance our product sales through third-party financing companies. In the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, thus impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Operating Results Fluctuations  Our revenue and operating results could fluctuate for a number of reasons, including:

Seasonality  Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately.

Foreign Currency  Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The effects of currency fluctuations are partially mitigated by our hedging strategy; however, certain significant currency fluctuations could adversely affect our results of operations, including sales and gross margins.

Cost/Expense Reductions  We are actively working to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations. Our success in achieving targeted cost and expense reductions depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and among other things, optimize the efficiency of our customer services resources. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

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

Diversification  While we believe the spin-off of Teradata on September 30, 2007 was the proper strategic move for both companies, following the spin-off, the Company is less diversified than before. Consequently, we must rely primarily on our self-service and assisted-service products (along with the associated services) to drive growth and profitability. If these products or service offerings suffer a significant decrease in demand or increase in costs, our results of operations or financial condition could be adversely affected.

Acquisitions and Divestitures  As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestitures take place and we begin to include or exclude, as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate materially, depending on the size and nature of any future transactions. In addition, our operating results may be adversely affected if we are unable to properly integrate future acquisitions or if investments do not perform or meet expectations from the time of the transaction.

Pension Funds  Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. The liabilities, assets and costs of these plans are reported in our financial statements in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and Statement of Financial Accounting Standards No. 158 (SFAS 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. In conforming to these standards, we are required to make a number of actuarial assumptions for each plan, including the expected long-term return on plan assets and the discount rate.

Consistent with the requirements of SFAS 87, we estimate our discount rate and long-term expected rate of return on asset assumptions on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

In 2008, financial markets experienced significant volatility, with declining government bond yields and widening credit spreads on fixed income investments and poor performance in equity markets. As a result, we experienced significant declines in the value of plan assets, which will materially affect our future operating results. Further, as a result of the 2008 plan performance we now have a significant, underfunded pension obligation, which may require material increases in cash contributions in future years. Our financial position and liquidity could be materially impacted by these contributions. See “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the MD&A included in Item 7 of Part II of this Report and Note 9, “Employee Benefit Plans” in the Notes to the Consolidated Financial included in Item 8 of Part II of this Report for further information regarding the funded status of our plans and future cash contributions.

Our future financial results could be materially impacted by further volatility in the performance of financial markets, changes in regulations regarding funding requirements, and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of this Report.

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

Income Taxes  We are subject to income taxes in the United States and a number of foreign jurisdictions. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. As a result of the significant declines in the value of pension plan assets and increases in the actuarially valued pension benefit obligations, our deferred tax assets increased significantly in 2008. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Additionally, we are subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, whose outcomes could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Real Estate  Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, the exit of facilities may affect net income, and current and future real estate market conditions could impede our ability to reduce the size of our real estate portfolio or affect the amount of consideration received in any transactions.

Multinational Operations  Our multinational operations expose us to business and legal risk in the various countries where we do business. For the years ended December 31, 2008 and 2007, the percentage of revenues from outside of the United States was 67% and 65%, respectively. We believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties). However, our ability to manufacture and sell our solutions domestically in the United States and internationally is subject to risks, which include among others: the impact of the global economic and credit crises on the stability of national economies, including those of countries where we have operations; political conditions in each country that could adversely affect demand for our solutions in these markets; the impact of a continued downturn in the global economy on demand for our products in these countries; currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses; changes to and compliance with a variety of local laws and regulations that may increase our cost of doing business in these markets or otherwise prevent us from effectively competing in these markets; changing competitive requirements and deliverables in developing and emerging markets; and the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions  If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from both our product development team and our suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies as planned. Also, if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties  If third-party suppliers upon which we rely are not available, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel Corporation, contract manufacturing from Flextronics International Ltd. (formerly, Solectron Corporation) and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. Many different relationships are formed by these alliances, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which we need to ensure. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

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

Work Environment  Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many initiatives underway. If we are not successful in managing our various restructuring and re-engineering initiatives, our business and operating results could be negatively impacted.

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

If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system and continue further transitions of our transaction support functions to Accenture. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Our ability to effectively manage our business could be negatively impacted if we do not invest in and maintain reliable information systems. It is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore, our financial condition, results of operations, or ability to comply with legal and regulatory reporting obligations, may be impacted.

Acquisitions and Alliances  If we do not successfully integrate acquisitions or effectively manage alliance activities; we may not drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. Further, we make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings to new industry verticals, such as the entertainment industry. There is risk that the new technology or products may not perform as anticipated or that the new industry verticals may not meet estimated growth projections or expectations, in which case we may not be able to fully realize the benefit of our investments. An acquisition or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Environmental  Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the MD&A included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this risk factor. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability; however, both the ultimate costs associated with the Fox River matter and our share of those costs are subject to a wide range of potential outcomes outside of our control, which could impact our future operating results and the amount of accrued liability.

Contingencies  We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, data privacy and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, which are rapidly changing and subject to many possible changes in the future. Although we do not believe that recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization or could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2009, NCR operated 211 facilities consisting of approximately 6.8 million square feet throughout the world. On a square footage basis, 43% of these facilities are owned and 57% are leased. Within the total facility portfolio, NCR operates 23 research and development and manufacturing facilities totaling 2.1 million square feet, 53% of which is owned. The remaining 4.7 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 38% owned. NCR maintains facilities in 59 countries. NCR believes its plants and facilities are suitable and adequate, and have sufficient production capacity to meet its current needs.

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

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 321,648 holders of NCR common stock as of February 9, 2009. The following table presents the high and low per share prices for NCR common stock for each quarter of 2008 and 2007.

	2008			2007
	High	Low		High	Low
1st Quarter	$25.08	$19.25	1st Quarter	$49.31	$42.34
2nd Quarter	$27.69	$22.85	2nd Quarter	$54.44	$46.94
3rd Quarter	$28.09	$20.50	3rd Quarter	$57.50	$44.14
4th Quarter	$22.14	$12.23	4th Quarter (a)	$29.39	$22.56

(a)	On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business to an independent, publicly-traded company through a tax free distribution to the Company’s stockholders. Market prices presented in the tables above are unadjusted and include the value of the Teradata Data Warehousing business until the date of the spin-off.

Although historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors.

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2003 through December 31, 2008.

Company / Index	2003	2004	2005	2006	2007	2008
NCR Corporation (2)	$100	$178	$175	$220	$272	$153
S&P 500 Stock Index	$100	$111	$116	$135	$142	$90
S&P 500 Information Technology Sector	$100	$103	$104	$112	$131	$74
S&P MidCap 400 Stock Index	$100	$116	$131	$145	$156	$100

(1)	In each case, assumes a $100 investment on December 31, 2003, and reinvestment of all dividends, if any.
(2)	For the year ended December 31, 2007, includes a dividend of $26.45 per share based on the opening stock price of Teradata Corporation on October 1, 2007.

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

For the year ended December 31, 2008, the Company executed trades for 21.6 million shares of its common stock under the 1999 and 2000 Board of Directors share repurchase programs, of which 3.7 million shares were completed during the fourth quarter of 2008 at an average price per share of $18.99. As of December 31, 2008, the Company had a total remaining authorization of $26.3 million to repurchase outstanding shares of NCR common stock.

In addition to those share purchases, the Company occasionally purchases vested restricted stock or exercised stock option shares from Section 16 officers, at the current market price to cover their withholding taxes. For 2008, the total of these purchases was 59,691 shares at an average price of $19.74 per share.

The following table provides information relating to the Company’s repurchase of common stock for the year ended December 31, 2008:

Time Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2000 Board Authorized Dilution Offset Program	Total Number of Shares Purchased as Part of Publicly Announced 1999 Board Authorized Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the 1999 Program
First quarter total	8,674,189	$22.29	221,980	8,452,209	$315,922,251

Second quarter total	5,158,500	$24.60	219,378	4,939,122	$194,717,287

Third quarter total	4,120,223	$25.27	205,244	3,914,979	$95,378,772

October 1 through October 31, 2008	3,665,100	$18.99	34,255	3,630,845	$26,332,207
November 1 through November 30, 2008	—	$—	—	—	$26,332,207
December 1 through December 31, 2008	—	$—	—	—	$26,332,207

Fourth quarter total	3,665,100	$18.99	34,255	3,630,845	$26,332,207

Full Year	21,618,012	$22.85	680,857	20,937,155	$26,332,207

Item 6.	SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts For the years ended December 31	2008	2007		2006	2005	2004
Continuing Operations (a)
Revenue	$5,315	$4,970		$4,582	$4,561	$4,635
Income from operations	$322	$219		$154	$120	$28
Other expense (income), net	$33	$(13)		$(5)	$14	$(18)
Income tax expense (benefit)	$58	$61		$8	$(210)	$(89)
Income from continuing operations (c)	$231	$171		$151	$316	$135
(Loss) income from discontinued operations, net of tax	$(3)	$103		$231	$213	$155
Basic earnings (loss) per common share
From continuing operations (a,c)	$1.40	$0.95		$0.84	$1.71	$0.72
From discontinued operations	$(0.02)	$0.57		$1.28	$1.15	$0.83

Total basic earnings per common share	$1.38	$1.52		$2.12	$2.86	$1.55
Diluted earnings (loss) per common share
From continuing operations (a,c)	$1.38	$0.94		$0.83	$1.67	$0.70
From discontinued operations	$(0.02)	$0.56		$1.26	$1.13	$0.81

Total diluted earnings per common share	$1.36	$1.50		$2.09	$2.80	$1.51
Cash dividends per share	$—	$—		$—	$—	$—

As of December 31
Total assets	$4,255	$4,780	(b)	$5,227	$5,287	$5,554
Total debt	$308	$308	(b)	$307	$307	$309
Stockholders' equity	$440	$1,757	(b)	$1,881	$2,035	$2,086
Number of employees and contractors	22,400	23,200	(b)	28,900	28,200	28,500

(a)	Continuing operations exclude the results of the Teradata Data Warehousing business which was spun-off through a tax free distribution to the Company’s stockholders on September 30, 2007.
(b)	Reflects NCR’s assets, debt, stockholders’ equity and number of employees and contractors from continuing operations following the spin-off of Teradata on September 30, 2007.
(c)	The following income (expense) amounts are included in income from continuing operations for the years ended December 31:

In millions	2008	2007	2006	2005	2004
Reserve for legal matters	$(8)	$—	$—	$—	$—
Organizational realignment initiative	(45)	—	—	—	—
Manufacturing realignment initiative	—	(38)	—	—	—
Japan realignment initiative	—	(18)	—	—	—
Costs related to Teradata spin-off	—	(12)	—	—	—
Costs associated with the Fox River environmental matter	(18)	(9)	—	—	—
Tax adjustments	—	(10)	—	9	—
Pension expense associated with early retirement programs	—	—	(7)	(14)	—
Reductions of prior year accruals	—	—	—	4	—
Net gains from sales of real estate	13	—	—	11	11
Contribution to NCR charitable foundation	—	—	—	(5)	—
Write-down of equity investment	—	—	—	(10)	—
Settlements of prior year tax audits	—	—	—	181	71
Costs relating to the exit of real estate facilities	—	—	—	—	(3)
Acquisition break-up fee	—	—	—	—	2
Recovery of fully-reserved non-trade receivable	—	—	—	—	3
Release of reserve related to the exit of certain Middle East and Africa countries	—	—	—	—	8

TOTAL	$(58)	$(87)	$(7)	$176	$92

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services to help businesses connect, interact and transact with their customers. Through our presence at customer interaction points, such as automated teller machines (ATMs), retail point-of-sale (POS) workstations, self-service kiosks and self-check-in/out systems, our solutions enable companies to address consumer demand for convenience, value and individual service. We also provide support services for NCR’s solutions as well as select third-party products.

We deliver our products and solutions to many industries on a global basis, including: financial services; retail and hospitality; travel and gaming; healthcare and public sector; entertainment; and software and technology services. Starting January 1, 2008, NCR began management of its businesses on a geographic basis made up of three business segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific and Japan (APJ).

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon 125 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, available on the corporate governance page of our website.

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

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Report. See Note 12, “Discontinued Operations,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a further discussion of the spin-off of Teradata. Unless otherwise noted, this MD&A excludes information related to the Teradata Data Warehousing business.

2008 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2008:

•	Revenue growth was driven by increases in sales across all of our geographic segments;

•	Cash provided by operations increased to $415 million from $151 million, primarily due to improved accounts receivable collections and lower inventory levels; and

•	We continued to make progress in improving our cost structure through additional realignment initiatives in 2008.

In 2008, we continued our focus on our strategic initiatives to increase operating income and provide maximum value to our stakeholders. The initiatives and the results against them were as follows:

1)	Drive profitable growth—We invested in sales and other demand creation resources in areas with the greatest potential for profitable growth such as self-service technologies, including self-check-in/out and other self-service solutions. We continued to broaden the scope of our self-service solutions for our existing customers and to introduce these solutions into newer industry-vertical markets, such as travel and gaming, healthcare and public sector and entertainment. Additionally, we have continued to make acquisitions and investments that we believe will increase our market coverage and enhance our existing solution offerings.

2)	Build a competitive cost structure—We focused on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. In 2008, we commenced a global organizational realignment initiative to reduce redundancies and process inefficiencies in order to become more customer-focused and market-driven. This process is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The Company has been successful in executing the realignment program to date and continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010. Refer to “Restructuring and Re-engineering” in this MD&A for more information regarding our realignment initiatives.

3)	Optimize capital structure—During 2008, we continued the share repurchases that had been resumed in the fourth quarter of 2007, resulting in the repurchase of 21.6 million shares of our common stock. We generated significant cash from operations due to improvements in accounts receivable collections and inventory management.

STRATEGY OVERVIEW

Our strategic initiatives for 2009 include:

1)	Gain profitable share We expect to continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company expects to continue to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare and public sector, entertainment, and software and technology. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. While we continued to make progress in this regard during 2008, we intend to ensure that our execution in 2009 will allow us to capture efficiencies and intended cost savings.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We will continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability provides us a growing competitive advantage in winning customers and it provides NCR with an ever-more attractive and stable revenue source.

5)	Focus on working capital and balance sheet In 2008, NCR made significant improvements managing working capital, especially in the areas of accounts receivable and inventory. We will continue to focus on these areas to further improve our operating cash flow and working capital position. The Company will continue to make investments in areas that generate maximum growth, such as self-service research and development and demand creation.

FUTURE TRENDS

Deteriorating macroeconomic conditions impacted NCR starting in the fourth quarter of 2008, especially in the retail industry. We expect that our performance in 2009 will continue to be challenged by these conditions. We are projecting that the capital spending environment in 2009 will be lower than what was experienced in 2008, and as a result, we are forecasting 2009 revenue to be lower than 2008. We expect our 2009 operating income to decrease as a result of lower revenue and higher pension expense. During this tough economic environment, we will manage our costs effectively and balance our investments in areas that generate high returns.

We see the following as the most significant risks to the execution of our initiatives:

•	Global economic and credit environment and its effect on the capital spending environment.

•	Competition, price erosion and loss of market share.

•	Introduction of products in new self-service markets.

RESULTS FROM CONTINUING OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2008	2007	2006
Revenue	$5,315	$4,970	$4,582
Gross margin	$1,183	$1,040	$927
Gross margin as a percentage of revenue	22.3%	20.9%	20.2%
Operating expenses
Selling, general, and administrative expenses	$713	$684	$654
Research and development expense	148	137	119

Income from operations	$322	$219	$154

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2008	2007	2006
Product revenue	$2,861	$2,693	$2,428
Cost of products	2,113	2,035	1,803

Product gross margin	$748	$658	$625

Product gross margin as a percentage of revenue	26.1%	24.4%	25.7%

Services revenue	$2,454	$2,277	$2,154
Cost of services	2,019	1,895	1,852

Services gross margin	$435	$382	$302

Services gross margin as a percentage of revenue	17.7%	16.8%	14.0%

2008 compared to 2007 results discussion

Revenue

Revenue increased 7% in 2008 from 2007 due to growth in sales volume for both our products and services. The effects of foreign currency fluctuations provided a favorable impact to revenue of 2% in 2008. In 2008, our product revenue increased 6% and services revenue increased 8% as compared to 2007. The increase in revenues in both products and services was primarily attributable to sales growth across all of our geographic segments, although we experienced lower revenue in the fourth quarter of 2008 as compared to the fourth quarter of 2007. This was attributed to the overall market and economic conditions and its effect on capital spending, especially on customers in the retail and hospitality industry. During 2008, we experienced significant sales growth to customers in the financial services industry across most of our major geographic regions as customers continued to focus on customer interaction and deposit growth.

Gross Margin

Gross margin as a percentage of revenue increased to 22.3% in 2008 from 20.9% in 2007.

Product gross margin was 26.1% in 2008 compared to 24.4% in 2007. The increase in product gross margin is primarily attributed to the reduction in realignment costs incurred in 2008 as compared to 2007. In 2008, NCR incurred organizational realignment costs totaling $5 million, while we incurred approximately $48 million of manufacturing realignment costs in 2007. After considering the impact of these costs, 2008 product gross margin was comparable to 2007.

Services gross margin was 17.7% in 2008 compared to 16.8% in 2007. Organizational realignment costs negatively impacted gross margin by $31 million or approximately 1% in 2008, while 2007 gross margin was negatively impacted by Japan realignment costs of $19 million or approximately 1%. After considering the impact of these costs, service gross margin improved by 1% in 2008 as compared to 2007. The increase in gross margin was due to productivity improvements, focus on maintenance of NCR-branded products as well as reductions in the overall service delivery cost.

2007 compared to 2006 results discussion

Revenue

Revenue increased 8% in 2007 from 2006. The effects of foreign currency fluctuations provided a favorable impact to revenue of 3% in 2007. In 2007, product revenue increased 11% and services revenue increased 6% as compared to 2006. NCR experienced revenue growth across all of our geographical segments in 2007 compared to 2006. During 2007, revenues from customers in the financial services industry increased by a double-digit percentage, with strong growth in both EMEA and APJ.

Gross Margin

Gross margin as a percentage of revenue for 2007 increased to 20.9% from 20.2% in 2006.

Product gross margin was 24.4% for 2007 as compared to 25.7% in 2006. Product gross margin decreased primarily due to $48 million of costs, or 2% in 2007 related to the Company’s manufacturing realignment. After considering the impact of these costs, product gross margin improved in 2007 due to a favorable geographic and product mix.

Services gross margin increased to 16.8% for 2007 from 14.0% in 2006 due to higher revenues from maintenance of NCR-branded products, lower service delivery costs, productivity improvements and a reduction in the number of service contracts related to lower-margin, third-party products. These improvements were offset in part by $19 million of costs related to the Company’s realignment initiative in Japan in 2007.

Restructuring and Re-engineering

Organizational Realignment  On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development.

As a result of this initiative, the Company recorded a total of $57 million in employee severance and other termination costs in 2008. Of these costs, $5 million was recorded as cost of products, $31 million was recorded as cost of services, $16 million was recorded as selling, general and administrative expense and the remaining $5 million was recorded as research and development expense. Of the $57 million total expense recognized in 2008, $40 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers’ Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $17 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or

Disposal Activities.

The realignment activities and the associated costs recognized during 2008 for approximately 900 employee terminations relate to each of our reportable segments of Americas, EMEA and APJ.

The Company made $30 million in severance payments during 2008. As of December 31, 2008, there is a remaining accrued liability balance of $26 million, including immaterial effects from foreign currency translation. This liability is recorded in the Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

The actions taken to date are expected to generate annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and expect to achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs and related savings from these additional activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impacts thereof.

The costs of these realignment initiatives are not expected to have a significant impact on the Company’s financial position, revenues, liquidity or sources and uses of capital resources. The realignment costs are expected to be funded by the Company’s cash on hand and cash flows from operations, and although this will result in short-term cash outflows, the Company expects future cost savings and no adverse impact to revenue as a result of these changes.

Manufacturing Realignment  In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. As a result of this realignment, in 2007, the Company recorded realignment costs of $40 million, in cost of products, related to employee severance and other termination benefits ($32 million recorded as a discrete cost in accordance with SFAS 112, with the remainder recorded in accordance with SFAS 146). In addition, the Company incurred costs of $8 million associated with training, travel and professional services during the year ended December 31, 2007, which were directly related to this realignment initiative and were expensed as incurred. As of December 31, 2007, $11 million of the reserve remained for this initiative, of which, approximately $10 million was utilized through the year ended December 31, 2008. The remaining reserve balance of approximately $1 million as of December 31, 2008 is expected to be paid in 2009.

Japan Realignment  In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 employee terminations, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in 2007, the Company recorded $28 million as a discrete cost for employee severance in accordance with SFAS 112 ($19 million in cost of services and $9 million in selling, general and administrative expense). As a result of the payments made, as of December 31, 2007, $7 million of the reserve for this initiative remained, including immaterial effects from foreign currency translation, which was fully utilized during the year ended December 31, 2008. Beginning in the fourth quarter of 2007, the Company started realizing cost savings related to this initiative and achieved targeted cost savings of $10 to $12 million on an annualized basis.

Fiscal 2007 and prior years’ realignment programs  Through 2007, we continued with our re-engineering plan announced in 2002 to drive operational efficiency throughout our Company. We targeted process improvements to drive simplification, standardization, globalization and consistency across the organization. We continued to eliminate unnecessary costs and expenses from our core businesses and corporate infrastructure. As a result of these efforts, in 2006, we achieved our target of delivering $350 million of annualized cost savings, using 2002 as a starting point. In 2006, to further improve profitability in the Americas segment, NCR offered an early retirement program to qualified customer service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million.

Real estate consolidation and restructuring  One of the elements of our re-engineering initiatives is our real estate consolidation and restructuring plan. During 2008, we sold 8 properties, representing approximately 2% reduction in total properties from 2007. During 2007, we sold 7 properties, representing approximately a 3% reduction in total properties from 2006. In 2007, we also distributed 21 properties to Teradata in connection with its spin-off. During 2006, we reduced our number of properties by 51, representing approximately a 17% reduction in total properties from 2005. We will continue to evaluate our real estate portfolio of owned and leased properties in order to lower our overall facility costs.

Effects of Pension, Postemployment and Postretirement Benefit Plans

NCR’s income from continuing operations for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2008	2007	2006
Pension expense	$25	$38	$122
Postemployment expense	91	114	63
Postretirement benefit	(2)	(1)	—

Total expense	$114	$151	$185

In 2008, pension expense decreased to $25 million compared to $38 million in 2007 primarily due to a reduction in actuarial loss amortization, driven by actuarial gains resulting from higher discount rates and the benefit of strong actual returns on plan assets in prior years. In 2008, approximately 56% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 44% included in cost of products and services. The decrease in pension expense in 2007 was due primarily to the Company’s decision to freeze its U.S. pension plan effective January 1, 2007. The re-measurement of certain international plans necessitated by the spin-off of Teradata also reduced pension expense during 2007, primarily due to increases in discount rates. We currently expect pension expense of approximately $170 million in 2009. The expected increase in pension expense in 2009 is due to higher actuarial loss amortization and lower expected return on plan assets resulting from the negative return on plan assets that we experienced in 2008.

Postemployment expense (severance and disability medical) decreased to $91 million in 2008 compared to $114 million in 2007. This decrease was primarily due to reduced realignment activity in 2008 as compared to 2007. In 2008, postemployment plan expense included $40 million of costs related to organizational realignment activities as compared to $60 million of costs related to manufacturing and Japan realignment activities in 2007. In 2008, approximately 84% of total postemployment expense was included in cost of products and services, with the balance included in selling, general and administrative and research and development expenses. Postemployment expense increased to $114 million in 2007 compared to $63 million in 2006. This was primarily driven by the manufacturing realignment and Japan realignment initiatives as discussed in this MD&A and Note 3, “Restructuring and Real Estate Transactions,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Postretirement plans provided a $2 million benefit in 2008 compared to a $1 million benefit in 2007. This was primarily due to favorable claims experience. There was a $1 million benefit in 2007 compared to no postretirement plan expense in 2006. This decrease was primarily due to favorable claims experience and adjustments to the design of our plans, such as changes in co-pays, contributions and deductibles.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $29 million to $713 million in 2008 from $684 million in 2007. Selling, general, and administrative expenses as a percentage of revenue improved to 13.4% in 2008 from 13.8% in 2007. In 2008, selling, general and administrative expenses included $16 million of organizational realignment costs and $12 million of costs related to legal matters offset by $23 million in gains from the sale of two properties in Canada. In 2007, selling, general, and administrative expenses included $23 million of expenses related to the Japan realignment and the spin-off of Teradata. After considering these items, the increase in selling, general, and administrative expenses was due primarily to the impact of foreign currency translation and continued investments in sales and demand creation.

Selling, general, and administrative expenses increased $30 million to $684 million in 2007 from $654 million in 2006. As a percentage of revenue, these expenses were 13.8% in 2007 compared to 14.3% in 2006. Selling, general and administrative expenses increased by $22 million primarily due to investments in sales and demand creation offset by expense reductions of $6 million across our business. In 2007, expenses also increased by $13 million due to incremental stock-based compensation expense related to the modification of stock-based compensation awards in connection with the spin-off of Teradata.

Research and Development Expenses

Research and development expenses increased by $11 million to $148 million in 2008, from $137 million in 2007. In 2008, research and development expenses included $5 million of organizational realignment costs. The remaining increase in expense in 2008 is due to new product introductions, including the NCR SelfServ family of ATMs, FastLane self check-out, XpressPort, and RealPOS 70XRT.

In 2007, research and development expenses increased by $18 million to $137 million from $119 million in 2006 due to continued emphasis on new product introductions, specifically in the financial services and retail and hospitality industries.

Interest and Other Income Items

Interest expense was $22 million in 2008 and $24 million in 2007 and 2006. In 2003, the Company entered into an interest rate swap agreement that converted $50 million of debt to a variable rate. Changes in interest rates could raise the variable rate of the swap above the fixed rate of the debt, which would lead to higher interest expense and cash outflows.

Other expense, net was $11 million in 2008 compared to other income, net of $37 million in 2007 and $29 million in 2006. Other income includes items such as minority interest, gains or losses on equity investments, costs and recoveries related to environmental matters that relate to businesses previously disposed of, and interest income. Interest income was $23 million in 2008, $55 million in 2007, and $35 million in 2006. The decrease in interest income in 2008 compared to 2007 is due to a combination of declining interest rates and lower invested cash balances throughout the year. The increase in 2007 compared to 2006 was primarily due to higher interest rates and cash balances during 2007. Other expense, net included $28 million and $14 million in 2008 and 2007, respectively, for increases to the reserve related to the Fox River environmental matter.

Income Taxes

The effective tax rate was 20% in 2008, 26% in 2007, and 5% in 2006. During 2008, we favorably settled examinations with the Internal Revenue Service (IRS) for the tax years of 2000 through 2006 that resulted in a $19 million tax benefit. In addition, the effective tax rate was benefited in 2008 by $26 million from the repatriation of earnings from international subsidiaries at an effective tax rate lower than previously estimated. These favorable items were partially offset by an unfavorable mix of taxable profits and losses by country. The tax rate in 2007 was unfavorably impacted by a $10 million net adjustment to increase tax expense. See Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information on the net adjustment. The 2006 tax rate included non-recurring benefits from foreign exchange losses on remittances from foreign subsidiaries. We anticipate that our effective tax rate will be approximately 25% in 2009. However, changes in profit mix or other events, such as tax audit settlements or changes in our valuation allowances, could impact this anticipated rate.

While we are subject to numerous foreign tax audits, we believe that the appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. At this time, the Company does not expect any significant changes in unrecognized tax benefits in 2009.

Results of Discontinued Operations

For the years ended December 31	2008	2007 (1)	2006
In millions
Total revenue	$—	$1,223	$1,560
Total operating expenses	4	1,046	1,241

Pretax (loss) income from discontinued operations	(4)	177	319

Income tax (benefit) expense	(1)	74	88

(Loss) income from discontinued operations	$(3)	$103	$231

(1)	NCR completed the spin-off of the Teradata Data Warehousing business on September 30, 2007.

Due to the spin-off, the Teradata Data Warehousing business has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. For the year ended December 31, 2008, the expense related to discontinued operations was primarily due to professional and consulting fees. Income from discontinued operations for the year ended December 31, 2007 was lower compared to the year ended December 31, 2006 since only nine months of operations were included in 2007, and due to approximately $55 million of spin-related costs that were non-recurring and directly related to affecting the spin-off transaction on September 30, 2007. These non-recurring costs were primarily for investment banking, legal, tax, accounting, and other professional and consulting fees. In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF No. 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata were excluded from discontinued operations and recorded in NCR’s continuing operations as they were ongoing expenses of NCR. These corporate overhead expenses related to general management, tax, investor relations, and public relations and totaled $4 million for the year ended December 31, 2007 and $7 million for the year ended December 31, 2006. See Note 12, “Discontinued Operations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information related to the Teradata spin-off.

Revenue and Gross Margin by Segment

NCR’s products, services, and solutions enable our customers to connect, interact and transact with their customers and include: ATM hardware and software; traditional point-of-sale (POS) and self checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation, implementation, and customer support services; as well as the maintenance and sale of third-party products and services. On January 1, 2008, we reorganized our business and the management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. In order to align the

Company’s external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now reports on three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming, healthcare and public sector, entertainment and software and technology services industries. In addition, each segment sells products and services across the entire NCR product and service portfolio within their geography. We have reclassified prior period segment information presented to conform to the current period presentation.

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment gross margin. For purposes of discussing our results by segment, we exclude the impact of certain items from segment gross margin, consistent with the manner by which management views each segment and reports our operating segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense on segment gross margin, which was $11 million in 2008, $24 million in 2007, and $69 million in 2006, has been excluded for each reporting segment presented below. In addition, organizational realignment costs of $36 million have been excluded from total segment gross margin in 2008 and manufacturing realignment costs and related expenses of $48 million and Japan restructuring costs of $19 million have been excluded from total segment gross margin in 2007 when evaluating segment performance. Our segment results are reconciled to total income from operations reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 13, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the years ended December 31:

Americas	2008	2007	2006
In millions
Revenue	$2,269	$2,148	$2,096
Gross margin	$437	$432	$427
Gross margin as a percentage of revenue	19.3%	20.1%	20.4%

Americas revenue increased 6% in 2008 from 2007 due to higher sales volume from both products and services. Foreign currency fluctuations provided a minimal benefit to the year-over-year revenue comparison. The revenue increase was driven by growth in the United States and Caribbean and Latin America countries primarily in the financial services and software and technology industries, partially offset by declines in the retail and hospitality industries.

Gross margin as a percentage of revenue declined 0.8% in 2008 as compared to 2007. This decrease in gross margin percentage was due to the unfavorable revenue mix in comparison to the prior year, primarily attributable to roll outs to large customers in the financial services and retail and hospitality industries at lower margins in 2008.

Americas revenue increased 2% in 2007 from 2006. Foreign currency fluctuations provided a 1% benefit to the year-over-year revenue comparison. The increase in revenue was due to double digit growth in sales volume in both products and services from Caribbean and Latin America countries and growth in sales volume in our services in the United States.

Gross margin as a percentage of revenue declined 0.3% in 2007 as compared to 2006. Gross margin was benefited by slightly higher margins from services and continued emphasis on cost reduction initiatives which were more than offset by lower margins from an unfavorable geographic and revenue mix.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the years ended December 31:

EMEA	2008	2007	2006
In millions
Revenue	$2,066	$1,906	$1,675
Gross margin	$556	$485	$383
Gross margin as a percentage of revenue	26.9%	25.4%	22.9%

EMEA revenue increased 8% in 2008 compared to 2007. Foreign currency fluctuations provided 2% of benefit to the year-over-year revenue comparison. The revenue increase was driven by strong demand and higher volume of sales for our products and services in Middle Eastern and African countries to financial services and retail and hospitality customers. In addition, the Eastern European countries also experienced significant revenue growth.

Gross margin as a percentage of revenue increased 1.5% in 2008 as compared to 2007. The gross margin percentage increased as we continued to realize the benefits of lower manufacturing and service delivery costs as a result of the realignment initiatives.

Revenue increased 14% in 2007 compared to 2006. Foreign currency fluctuations provided 6% of benefit to the year-over-year comparison. In 2007, revenues increased due to higher volume of products and services to financial services and retail and hospitality customers, particularly due to strong demand for our products and services in certain Western European, Middle Eastern, African, and Eastern European markets.

Gross margin as a percentage of revenue increased 2.5% in 2007 as compared to 2006. The margin percentage increased due to favorable geographic revenue mix, lower service delivery costs and the reduced cost of products in the second half of 2007 from the Company’s manufacturing realignment initiative as described previously.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the years ended December 31:

APJ	2008	2007	2006
In millions
Revenue	$980	$916	$811
Gross margin	$237	$216	$195
Gross margin as a percentage of revenue	24.2%	23.6%	24.0%

APJ revenue increased 7% in 2008 compared to 2007. Foreign currency fluctuations provided a 6% benefit to the year-over-year revenue comparison. Revenue increased in the APJ segment due to volume growth in both services and product sales primarily in China, Japan and Australia in the retail and hospitality and financial services industries.

Gross margin as a percentage of revenue increased 0.6% in 2008 as compared to 2007 as cost savings from prior realignment activities more than offset an unfavorable geographic and revenue mix.

APJ revenue increased 13% in 2007 compared to 2006. Foreign currency fluctuations provided a 5% benefit to the year-over-year revenue comparison. The revenue increase in 2007 was driven by higher sales to financial services and retail and hospitality customers, primarily in India, Australia and China.

Gross margin as a percentage of revenue decreased 0.4% in 2007 as compared to 2006. Gross margin benefited from lower services delivery costs and continued emphasis on cost reduction but was more than offset by an unfavorable geographic revenue mix.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For 2008, cash provided by operating activities increased $264 million, primarily driven by improvements to NCR’s working capital position, which included reductions in receivables and inventory of $249 million and $25 million, respectively.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flow of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing business, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows the changes in net cash provided by operating activities and capital expenditures from NCR’s continuing operations for the years ended December 31:

	2008	2007	2006
In millions
Cash provided by operating activities	$415	$151	$190
Less: Expenditures for property, plant and equipment	(75)	(64)	(99)
Less: Additions to capitalized software	(63)	(48)	(45)

Free cash flow	$277	$39	$46

Capital expenditures increased $11 million, and capitalized software additions increased $15 million, resulting in a net increase in free cash flow of $238 million in comparison to 2007. Capital expenditures and additions to capitalized software were both higher due to planned expenditures related to significant, new product roll outs in 2008 and investments in information technology. We expect free cash flow to be lower in 2009 than in 2008 due to the significant improvement in working capital in 2008, lower expected operating income, and cash requirements expected for severance payments, pension plan contributions, and the Fox River environmental matter.

For 2007, cash provided by operating activities decreased by $39 million, capital expenditures decreased by $35 million and additions to capitalized software increased by $3 million, resulting in a net decrease in free cash flow of $7 million compared to 2006. The decrease in cash provided by operating activities was primarily driven by higher accounts receivable due to increased revenue volume in the Company’s fourth quarter. In addition, cash provided by operating activities and free cash flow in 2007 was impacted by approximately $55 million of cash payments related to the manufacturing realignment and Japan realignment initiatives primarily for severance and transition costs. Capital expenditures were higher in 2006 due to certain planned expenditures related to real estate initiatives and replacement of an older aircraft.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. During 2008, we received net proceeds of $59 million from the sale of property and expended $65 million related to acquisition and equity investment activity. Our financing activities in 2008 primarily consisted of cash outflows for our share repurchase program, which totaled $494 million, offset by proceeds of $17 million from employee stock plans. The net impact of our share purchases and issuances in 2008 was a reduction of approximately 20.6 million shares outstanding as compared to 2007. In 2007, repurchases of shares totaled $83 million, while inflows from stock plans were $48 million. The increase in both the cash outflow and number of shares for repurchases in 2008 as compared to 2007 was due to the fact that NCR did not repurchase shares during the first nine months of 2007 due to the then pending spin-off of Teradata. The decline in inflows from stock plans was primarily due to lower option exercise levels caused by market conditions and the decline in our stock price during 2008.

The share repurchases are part of a program authorized by NCR’s Board of Directors. Going forward, the amount of share repurchases may vary from past years depending on several factors, including the level of employee equity compensation awards, the level of stock option exercises, the level of activity related to the employee stock purchase plan, and additional authorizations by NCR’s Board of Directors, if any, to repurchase shares.

In 2007, other investing activities included net proceeds of $31 million from the sale of property and $12 million of cash used primarily for acquisition-related activity. Our financing activities in 2007 included a $200 million cash contribution to Teradata in connection with the spin-off. In addition, financing activities primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. During 2007, cash outflows from share repurchases were $83 million as compared to $280 million in 2006. As discussed above, NCR did not purchase shares from the open market until after the spin-off of Teradata was completed on September 30, 2007. Cash inflows from stock plans were $48 million in 2007 compared to $89 million in 2006; the decrease was driven by a decline in the number of options exercised by employees in 2007. The net impact of our share purchases and issuances in 2007 was a reduction of approximately one million shares outstanding as compared to 2006.

Net cash used by discontinued operations was $19 million in 2008 compared to cash provided by discontinued operations of $154 million and $210 million in 2007 and 2006, respectively. NCR completed the spin-off of Teradata on September 30, 2007 and as a result, activity in 2008 related solely to payments for activities and costs associated with the transaction, including the payment of amounts accrued for as of December 31, 2007. Cash flow from discontinued operations was lower in 2007 as compared to 2006 due to the fact that 2007 reflected only nine months of operating activity due to the timing of the spin-off versus a full year of activity in 2006. Further, in 2007 cash provided by discontinued operations was impacted by approximately $38 million of spin-related payments primarily related to legal, accounting, professional and consulting fees, to affect the spin-off.

Our cash and cash equivalents totaled $711 million as of December 31, 2008. We believe our cash flows from operations, the credit facilities we currently have in place and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for at least the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facility and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. Furthermore, as described below and in Note 6, “Debt Obligations,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, our $300 million senior unsecured notes will become due in the second quarter of 2009. Also, as described below and in Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, we expect to make pension, postemployment, and retirement plan contributions of approximately $203 million in 2009. While the Company is currently evaluating short- and long-term debt financing to meet its capital and operating requirements in 2009 and subsequent years, we believe that we currently have sufficient cash flows from operations and existing financing to meet our operating requirements, the repayment obligations of the senior unsecured notes, and our pension, postemployment, and retirement plan contributions.

Contractual Obligations  In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2008, with projected cash payments in the years shown:

In millions	Total Amounts	2009	2010- 2011	2012- 2013	2014 and thereafter	All Other
Debt obligations	$308	$301	$1	$—	$6	$—
Interest on debt obligations	16	11	1	1	3	—
Lease obligations	222	49	71	57	45	—
Uncertain tax positions	178	—	—	—	—	178
Purchase obligations	512	423	48	41	—	—

Total obligations	$1,236	$784	$121	$99	$54	$178

As of December 31, 2008, we have short- and long-term debt totaling $308 million, the majority of which represents our senior unsecured notes due in June of 2009. In 2003, $50 million of the notes were converted to a variable rate through an interest rate swap agreement. Interest payments for the debt are payable semi-annually in arrears on each June 15 and December 15. The notes contain certain covenants typical of this type of debt instrument.

Our lease obligations are primarily for certain sales and manufacturing facilities in various domestic and international locations. Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts. Included in the amounts are committed payments in relation to the long-term service agreement with Accenture under which, NCR’s transaction processing activities and functions are performed.

We have short- and long-term liabilities in relation to the Fox River environmental matter that may require future cash payments. We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report.

We have a $178 million liability related to our uncertain tax positions under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9 of the Notes to Consolidated Financial Statements, “Employee Benefit Plans,” included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $1,019 million as of December 31, 2008 compared to an overfunded position of $224 million as of December 31, 2007. The decline in our funded status is primarily attributable to the impact of the negative market environment in 2008 and its impact on the fair value of plan assets. The funded status of our international retirement plans also declined from an overfunded position of $94 million as of December 31, 2007 to an underfunded position of $178 million as of December 31, 2008. Negative asset returns and currency translation, offset somewhat by Company contributions, were the main drivers of this change. The Company did not make any contributions to its U.S. qualified pension plan in 2008, and we do not expect to be required to make any contributions in 2009. During 2006, a new law was enacted in the U.S. that changed the funding requirements for our U.S. pension plan in future years. This legislation altered the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. Additional legislation was passed in December of 2008 which modifies/clarifies some aspects of the previously mentioned legislation and additional legislative activity relating to these rules continues. Therefore, it is difficult to make projections relative to future funding requirements beyond 2009. Contributions to international and executive pension plans are expected to increase from $83 million in 2008 to approximately $120 million in 2009. We estimate that if no additional legislation is passed, interest rates remain constant, and 2009 asset returns are between +10% and -10%, our global pension contribution requirements will increase from the 2009 expected amount of approximately $120 million to a range of $200 to $250 million in 2010.

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. Interest rates charged on borrowings outstanding under the credit facility are based on prevailing market rates. No amount was outstanding under the facility as of December 31, 2008.

Off-Balance Sheet Arrangements  We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any material, unconsolidated SPE transactions.

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

Revenue Recognition  Product revenue includes sales of hardware equipment and software licenses for ATMs and financial terminals, self-service kiosks, POS, check and document imaging and consumables. Service revenue includes revenue from services and maintenance, installation, implementation, professional consulting, and complete systems management for all NCR product offerings noted above as well as for third-party products. NCR records revenue when it is realized, or realizable, and earned. NCR considers these criteria met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured. For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. For service sales, revenue is recognized either as the services are provided or, if applicable, after customer acceptance of the services.

NCR’s solution offerings typically include hardware, software, professional consulting services and maintenance support services, and as a result, the Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, NCR applies the provisions of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, to separate the deliverables and allocate the total arrangement consideration. Accordingly, NCR evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of NCR. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

In situations where NCR’s solutions contain software that is more than incidental to the hardware and services, revenue related to software and software-related elements is recognized in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. Revenue for non-software-related elements, for which software is not essential to the functionality, is recognized in accordance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. In situations when there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue. Revenue for maintenance support services is recognized on a straight-line basis over the term of the service contract. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, no revenue is recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

Revenue recognition for complex contractual arrangements, especially those with multiple elements, requires a significant level of judgment and is based upon a review of specific contracts, past experience, the fair value of undelivered elements when sold separately, creditworthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Allowance for Doubtful Accounts  We evaluate the collectibility of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balances as an overall proxy to reflect historical average credit losses and specific provisions for known issues. The percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied consistently among all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectibility of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts was $15 million as of December 31, 2008, $19 million as of December 31, 2007, and $18 million as of December 31, 2006. These allowances represent, as a percent of gross receivables, 1.6% in 2008, 1.6% in 2007, and 1.7% in 2006.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. We continually evaluate our reserves for doubtful accounts and continued economic deterioration could lead to the need to increase our reserves.

Inventory Valuation  Inventories are stated at the lower of cost or market, using the average cost method. Each quarter, we reassess raw materials, work-in-process, parts and finished equipment inventory costs to identify purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, a reserve against inventory is established. This reserve is established based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and adjust for any inventory exposure due to age or excess of cost over market value.

We have inventory in more than 40 countries around the world. We purchase inventory from third party suppliers and manufacture inventory at our plants. This inventory is transferred to our distribution and sales organizations at cost plus mark-up. This mark-up is referred to as inter-company profit. Each quarter, we review our inventory levels and analyze our inter-company profit to determine the correct amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted.

Our excess and obsolete reserves were $111 million as of December 31, 2008, $147 million as of December 31, 2007, and $206 million as of December 31, 2006. These reserves represent, as a percent of gross inventory, 13.8% in 2008, 17.0% in 2007, and 24.3% in 2006. The decrease in the excess and obsolete reserve in 2008 and 2007 was due to the scrapping of fully reserved spare parts inventory as well as improved inventory management and utilization. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. The policies described are consistently applied among all of our operating segments.

Warranty Reserves  One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the extended warranty period. Refer to Note 1 “Description of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $65 million in 2008, $41 million in 2007, and $36 million in 2006. Warranty costs as a percent of total product revenues were 2.3% in 2008, 1.5% in 2007, and 1.4% in 2006. Warranty costs increased in 2008 as compared to 2007 due to higher product revenue and an increase in the standard warranty period for select products in certain geographies. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Pension, Postretirement and Postemployment Benefits  We account for defined benefit pension plans in accordance with SFAS 87, which requires that amounts recognized in financial statements be determined on an actuarial basis. Our postretirement plans are accounted for in accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer’s Accounting for Postretirement Benefits Other Than Pensions, and our postemployment plans are accounted for in accordance with SFAS 112. Beginning on December 31, 2006, we also apply SFAS 158, which amends each of these three standards, primarily related to balance sheet presentation and disclosure requirements. We have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment expense impacts all of our segments, while postretirement expense impacts only the Americas segment, as these benefits are only offered to Americas employees. Pension expense is reported at the corporate level and is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 13, “Segment Information and Concentrations” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to total income from operations.

The key assumptions used in developing our 2008 expense were discount rates of 6.25% for our U.S. pension plans and 6.0% for our postretirement plan. We used an expected return on assets assumption of 7.75% for our U.S. plans in 2008. The U.S. plans represent 66% and 100% of total pension and postretirement plan obligations as of December 31, 2008, respectively. Holding all other assumptions constant, a 0.25% decrease in the discount rate used for the U.S. plans would have increased 2008 expense by approximately $2.9 million ($2.9 million in pension expense and an immaterial change in postretirement expense). Due to the effect of the amortization method described in more detail in Note 9, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, a 0.25% increase in the discount rate used for the U.S. plans would have decreased expense by $2.6 million ($2.6 million in pension expense and an immaterial change in postretirement expense). A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2008 pension expense by approximately $8.0 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans.

We intend to use a discount rate of 6.25% and an expected rate of return on assets assumption of 7.75% in determining the 2009 pension and postretirement expense for the U.S. plans. The most significant assumption used in developing our 2009 postemployment plan expense was the assumed rate of involuntary turnover of 5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2008 expense by approximately $3.6 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies  Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies. To the extent that the amount of a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our consolidated balance sheet.

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

As described below and in Note 11, while substantial progress has been made in the engineering design of the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency of other PRPs; and the extent of NCR’s eventual liability.

Our reserve for the Fox River matter as of December 31, 2008 was approximately $88 million (after taking into consideration amounts expected to be recovered under an indemnity agreement, as further discussed in Note 11). The considerations we took into account in estimating our reserve are set forth in Note 11. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In determining our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability for remediation, which we expect will be paid out over a period of at least 11 years (and likely as long as 20 years, and a still longer period for long-term monitoring), will depend on a number of factors, the most significant of which include:

•

The total clean-up costs for the site (we use the best estimate within a range of reasonably possible outcomes—$837 million—which consists of the current estimate of the lower river clean-up and long-term monitoring costs developed by the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 15% contingency for possible cost overruns and a 5% contingency for future Government oversight costs);

•	The total natural resource damages for the site (we use a best estimate of $76 million, which is based on current information available to us);

•

The share NCR and API will jointly bear of the total clean-up costs (we use the low end of the range, which is based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged into the Fox River) and of natural resource damages (we use a best estimate);

•

The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (based upon an agreement between NCR and API, and an arbitration award, we utilized a 45% share for NCR of the first $75 million—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million); and

•

Our transaction costs to defend NCR in this matter, including participation in litigation to establish proper allocation shares (we have estimated the costs we are likely to incur through 2019, the end of the time period the Governments have projected it will take to design and implement the remedy for the Fox River).

AT&T Inc. (AT&T) and Alcatel-Lucent are each responsible for indemnifying NCR for a portion of amounts NCR incurs for the Fox River over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $45 million as of December 31, 2008, and is deducted in determining the net reserve discussed above.

While it remains difficult to predict, there could be significant changes in the future to some of the above-described assumptions that could have a material effect on the amount of our reserve. Also, there are other estimates for some of these factors that are significantly higher than the estimates described above, and with regard to the third factor—the NCR/API share of total Fox River costs—there is such uncertainty that we cannot quantify the high end of the range of such estimates, although we do not believe it is near 100%. It is the opinion of the Company that the effect of the Fox River matter will have a moderate, but manageable, impact on our liquidity and capital resources, assuming that such amounts discussed above are required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period, it could have a material impact on our liquidity and capital resources.

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

We had valuation allowances of $478 million as of December 31, 2008 and $441 million as of December 31, 2007, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. Future changes in local country profitability could result in discrete changes affecting the need for valuation allowances.

On January 1, 2007, the Company began evaluating its estimates and judgments related to uncertain tax positions in accordance with FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was slightly weaker in 2008 as compared to 2007 based on comparable weighted averages for our functional currencies. This had a favorable impact of 2% on 2008 revenue versus 2007 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $18 million as of December 31, 2008 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. The interest rate risk associated with our borrowing and investing activities as of December 31, 2008 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2008, we did not have any major concentration of credit risk related to financial instruments.

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

PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors, and committees of the Board.

The Audit Committee of the Board of Directors, consisting entirely of independent directors who are not employees of NCR, monitors our accounting, reporting, and internal control structure. Our independent registered public accounting firm, internal auditors, and management has complete and free access to the Audit Committee, which periodically meets directly with each group to ensure that their respective duties are being properly discharged.

/s/ WILLIAM NUTI	/s/ ANTHONY MASSETTI
William Nuti	Anthony Massetti
Chairman of the Board, Chief Executive Officer and President	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, effective December 31, 2006, the Company changed the manner in which it accounts for defined benefit pension, postretirement, and postemployment plans. Further, as discussed in Note 7 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio
February 24, 2009

Consolidated Statements of Operations

In millions, except per share amounts

For the years ended December 31	2008	2007	2006
Revenue
Product revenue	$2,861	$2,693	$2,428
Service revenue	2,454	2,277	2,154

Total revenue	5,315	4,970	4,582

Operating Expenses
Cost of products	2,113	2,035	1,803
Cost of services	2,019	1,895	1,852
Selling, general and administrative expenses	713	684	654
Research and development expenses	148	137	119

Total operating expenses	4,993	4,751	4,428

Income from operations	322	219	154
Interest expense	22	24	24
Other expense (income), net	11	(37)	(29)

Income from continuing operations before income taxes	289	232	159
Income tax expense	58	61	8

Income from continuing operations	231	171	151
(Loss) income from discontinued operations, net of tax	(3)	103	231

Net income	$228	$274	$382

Income per common share from continuing operations
Basic	$1.40	$0.95	$0.84

Diluted	$1.38	$0.94	$0.83

Net income per common share
Basic	$1.38	$1.52	$2.12

Diluted	$1.36	$1.50	$2.09

Weighted average common shares outstanding
Basic	165.3	180.1	180.0
Diluted	167.9	182.7	182.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

In millions, except per share amounts

As of December 31	2008	2007
Assets
Current assets
Cash and cash equivalents	$711	$952
Accounts receivable, net	913	1,167
Inventories, net	692	717
Other current assets	241	252

Total current assets	2,557	3,088

Property, plant and equipment, net	308	313
Goodwill	84	64
Prepaid pension cost	251	776
Deferred income taxes	645	210
Other assets	410	329

Total assets	$4,255	$4,780

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$301	$1
Accounts payable	492	516
Payroll and benefits liabilities	210	231
Deferred service revenue and customer deposits	317	359
Other current liabilities	373	423

Total current liabilities	1,693	1,530

Long-term debt	7	307
Pension and indemnity plan liabilities	1,424	433
Postretirement and postemployment benefits liabilities	359	359
Deferred income taxes	9	45
Income tax accruals	155	165
Other liabilities	143	165
Minority interests	25	19

Total liabilities	3,815	3,023

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2008 and December 31, 2007	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 158.1 and 178.2 shares issued and outstanding as of December 31, 2008 and December 31, 2007 respectively	2	2
Paid-in capital	248	683
Retained earnings	1,834	1,608
Accumulated other comprehensive loss	(1,644)	(536)

Total stockholders’ equity	440	1,757

Total liabilities and stockholders’ equity	$4,255	$4,780

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

In millions

For the years ended December 31	2008	2007	2006
Operating activities
Net Income	$228	$274	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	3	(103)	(231)
Depreciation and amortization	109	110	104
Stock-based compensation expense	41	42	20
Excess tax benefit from stock-based compensation	(2)	(9)	(10)
Deferred income taxes	—	(7)	8
Gains on sale of property, plant, and equipment, net	(27)	(2)	(9)
Changes in operating assets and liabilities:
Receivables	249	(166)	(66)
Inventories	25	(76)	(76)
Current payables and accrued expenses	(56)	52	67
Deferred service revenue and customer deposits	(42)	43	32
Employee severance and pension	(43)	(31)	24
Other assets and liabilities	(70)	24	(55)

Net cash provided by operating activities	415	151	190

Investing activities
Expenditures for property, plant and equipment	(75)	(64)	(99)
Proceeds from sales of property, plant and equipment	59	31	59
Additions to capitalized software	(63)	(48)	(45)
Other investing activities, business acquisitions and divestitures, net	(65)	(12)	(6)

Net cash used in investing activities	(144)	(93)	(91)

Financing activities
Repurchases of Company common stock	(494)	(83)	(280)
Excess tax benefit from stock-based compensation	2	9	10
Short-term borrowings, repayments	—	—	(1)
Long-term debt, additions	—	—	1
Proceeds from employee stock plans	17	48	89
Distribution to discontinued operations	—	(200)	—
Other financing activities, net	—	(1)	(3)

Net cash used in financing activities	(475)	(227)	(184)

Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(19)	223	292
Net cash used in investing activities	—	(74)	(89)
Net cash provided by financing activities	—	5	7

Net cash (used in) provided by discontinued operations	(19)	154	210

Effect of exchange rate changes on cash and cash equivalents	(18)	20	12

(Decrease) increase in cash and cash equivalents	(241)	5	137
Cash and cash equivalents at beginning of year	952	947	810

Cash and cash equivalents at end of year	$711	$952	$947

Supplemental data
Cash paid during the year for:
Income taxes	$108	$123	$60
Interest	$22	$24	$24

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
December 31, 2005	182	$2	$794	1,518	$(279)	$2,035
Employee stock purchase and stock compensation plans	5	—	141	—	—	141
Repurchase of Company common stock	(8)	—	(280)	—	—	(280)
Adoption of FASB Statement No. 158 (Note 9)	—	—	—	—	(710)	(710)

Subtotal	179	2	655	1,518	(989)	1,186

Net income	—	—	—	382	—	382
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	39	39
Unrealized losses on securities	—	—	—	—	(2)	(2)
Changes in additional minimum pension liability, net of tax of $133	—	—	—	—	279	279
Unrealized losses on derivatives	—	—	—	—	(3)	(3)

Comprehensive income	—	—	—	382	313	695

December 31, 2006	179	$2	$655	$1,900	$(676)	$1,881
Employee stock purchase and stock compensation plans	2	—	115	—	—	115
Repurchase of Company common stock	(3)	—	(83)	—	—	(83)
Adoption of FIN 48	—	—	—	(5)	—	(5)

Subtotal	178	2	687	1,895	(676)	1,908

Net income	—	—	—	274	—	274
Other comprehensive income (loss), net of tax:
Currency translation adjustments	—	—	—	—	15	15
Unrealized losses on securities, net of tax benefit of $1	—	—	—	—	(4)	(4)
Benefit plans, net (Note 9)	—	—	—	—	120	120
Unrealized losses on derivatives, net of tax benefit of $1	—	—	—	—	(3)	(3)

Comprehensive income	—	—	—	274	128	402
Spin-off of Teradata (Note 12)	—	—	(4)	(561)	12	(553)

December 31, 2007	178	$2	$683	$1,608	$(536)	$1,757
Employee stock purchase and stock compensation plans	2	—	59	—	—	59
Repurchase of Company common stock	(22)	—	(494)	—	—	(494)

Subtotal	158	2	248	1,608	(536)	1,322

Net income	—	—	—	228	—	228
Other comprehensive loss, net of tax:
Currency translation adjustments	—	—	—	—	(201)	(201)
Unrealized losses on securities, net of tax benefit of $1	—	—	—	—	(7)	(7)
Benefit plans, net (Note 9)	—	—	—	—	(893)	(893)
Unrealized losses on derivatives	—	—	—	—	(7)	(7)

Comprehensive income (loss)	—	—	—	228	(1,108)	(880)
Spin-off of Teradata (Note 12)	—	—	—	(2)	—	(2)

December 31, 2008	158	$2	$248	$1,834	$(1,644)	$440

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Significant Accounting Policies

Description of Business  NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide technology and services that are designed specifically to enable NCR’s customers to connect, interact and transact with their customers.

NCR provides specific solutions for a range of industries including financial services, retail and hospitality, travel and gaming, healthcare and public sector, entertainment and software and technology services. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, assets, liabilities and cash flows of Teradata have been presented as a discontinued operation for all periods presented in this Form 10-K. See Note 12, “Discontinued Operations” for a further discussion of the spin-off of Teradata. Unless otherwise stated, these Notes to Consolidated Financial Statements exclude information related to the Teradata Data Warehousing business.

In connection with the spin-off of Teradata, the Company incurred approximately $71 million of costs in 2007. These costs were primarily for legal, accounting, other professional and consulting fees. Approximately $55 million was directly related and incurred to affect the spin-off and has been included in income from discontinued operations in the Consolidated Statement of Operations. The remaining spin-related costs of $16 million were included in the results of continuing operations, primarily in selling, general and administrative expenses for the year ended December 31, 2007. The spin-related costs included in continuing operations are primarily due to the modifications of stock options and restricted stock awards to NCR employees in connection with the spin-off.

Out of Period Adjustments  In the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $17 million relating to immaterial errors originating in prior years. The adjustment was composed of an increase to income tax expense of $25 million due to an understatement of income tax expense in the years 2001 through 2006 relating to the accounting for income taxes on intercompany profit. This adjustment was offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Of the total $17 million adjustment, the amount recorded in the results from continuing operations was $10 million and the remaining $7 million was recorded in the results from discontinued operations. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2007 results was immaterial to the results of operations.

Basis of Consolidation  The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR owns between 20% and 50%, and therefore, exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no significant influence, such as representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company has determined it is the primary beneficiary, consolidation of that entity is required.

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

Revenue Recognition  NCR’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, Emerging Issues Task Force Issue No. 00-21 (Issue 00-21), Revenue Arrangements with Multiple Deliverables, and other applicable revenue recognition guidance and interpretations. The Company records revenue, net of taxes, when it is realized, or realizable, and earned. The Company considers these criteria met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. For product sales, revenue is recognized when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. For service sales, revenue is recognized as the services are provided or ratably over the service period.

NCR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, where deliverables include software and non-software products and services, NCR applies the provisions of Issue 00-21 to separate the deliverables and allocate the total arrangement consideration. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

In situations where NCR’s solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is recognized in accordance with SOP 97-2. Fair value of software and software-related elements is supported by vendor-specific objective evidence (VSOE). VSOE of fair value is established by the price charged when each element is sold separately. In situations when there is appropriate evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue.

NCR’s customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For these transactions, the Company recognizes revenue in accordance with SAB 104. For each of the three years ended December 31, 2008, the amount from bill and hold transactions approximated 1% or less of total revenue.

Shipping and Handling  Costs related to shipping and handling are included in cost of products in the Consolidated Statements of Operations.

Cash and Cash Equivalents  All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts  NCR establishes provisions for doubtful accounts using percentages of accounts receivable balances to reflect historical average credit losses and specific provisions for known issues.

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

Long-Lived Assets

Capitalized Software  Certain direct development costs associated with internal-use software are capitalized within other assets and amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four years beginning when the asset is substantially ready for use as this is considered to approximate the usage pattern of the software.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company amortizes capitalized software on a sum-of- the-years’ digits basis over three years beginning when the product is available for general release, as this is considered to approximate the sales pattern of the software. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility and after general release are expensed as incurred. The following table identifies the activity relating to total capitalized software:

In millions	2008	2007	2006
Beginning balance as of January 1	$75	$69	$59
Capitalization	63	48	47
Amortization	(46)	(42)	(37)

Ending balance as of December 31	$92	$75	$69

Goodwill  Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires the identification of reporting units, which NCR has determined to be the operating segments described in Note 13, “Segment Information and Concentrations.” Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually in the fourth quarter. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

Assets classified as held for sale in accordance with the criteria outlined in SFAS 144, are not depreciated.

Valuation of Long-Lived Assets  Long-lived assets such as property, plant and equipment, software and equity method investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria of SFAS 144 are met. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Warranty and Sales Returns  Provisions for product warranties and sales returns and allowances are recorded in the period in which the related product revenue is recognized. The Company accrues warranty reserves and sales returns and allowances using percentages of revenue to reflect the Company’s historical average warranty and sales return claims.

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

Research and Development Costs  Research and development costs are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Research and development costs primarily include payroll and benefit-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support.

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

Pension, Postretirement and Postemployment Benefits  NCR has significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, NCR also uses subjective factors, such as withdrawal rates and mortality rates to develop the Company’s valuations. NCR generally reviews and updates these assumptions on an annual basis. NCR is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that NCR uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense, and the related assets and liabilities, the Company has recorded or may record.

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

Derivative Instruments  In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended. The standard requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing exposure to credit risk in the event of nonperformance. Additionally, the Company completes assessments related to the risk of counterparty nonperformance on a regular basis.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the income statement. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other income or expense as exchange rates change.

Fair Value of Assets and Liabilities  The Company adopted SFAS 157 (SFAS 157), Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities and those nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For accounting purposes, SFAS 157 defines fair value as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Financial assets and liabilities recorded at fair value as of December 31, 2008 are set forth as follows:

	Fair Value as of December 31, 2008	Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Assets
Deposits held in money market funds (1)	$404	$404	$—	$—
Time deposits (1)	72	72	—	—
Available-for-sale securities (2)	20	20	—	—
Foreign exchange forward contracts	6	—	6	—

Total	$502	$496	$6	$—

Liabilities
Foreign exchange forward contracts	$13	$—	$13	$—

Total	$13	$—	$13	$—

(1)	Included in Cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Included in Other assets in the Consolidated Balance Sheet.

Deposits Held in Money Market Funds  A portion of the Company’s excess cash is held in money market funds which generate interest income based on prevailing market rates. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Time Deposits  A portion of the Company’s excess cash is invested as time deposits with financial institutions and banks that generate interest based on prevailing rates. These time deposits have maturities as short as one day, but no more than three months. Time deposits are classified within Level 1 of the valuation hierarchy as the fair value represents the actual amount of cash on deposit.

Available-For-Sale Securities  The Company has investments in mutual funds and equity securities in Japan that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan, respectively. Available-for-sale securities are classified within Level 1 of the valuation hierarchy.

The fair value of the Company’s investments in marketable securities in aggregate was $20 million as of December 31, 2008 and $34 million as of December 31, 2007. The cost basis of the Company’s investments in marketable securities was $19 million as of December 31, 2008 and $22 million as of December 31, 2007. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss, net of tax. We regularly review our investments to determine whether a decline in fair value, if any, below the cost basis is other than temporary. If the decline in the fair value is determined to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statement of Operations. As of December 31, 2008 and 2007, there were no individual investments deemed to have an unrealized loss that was other than temporary.

Foreign Exchange Forward Contracts  As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward contracts. The foreign exchange forward contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Interest Rate Swap  NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized effectively modifies a portion of the exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. The fair value of the swap is determined using the income approach, calculated based on LIBOR yield curves at the reporting date and is considered a Level 2 measure. As of December 31, 2008, the fair value of the swap was an asset of less than $1 million and therefore, it is not presented in the table above.

Environmental and Legal Contingencies  In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes that the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed in Note 11, “Commitments and Contingencies” and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2008 cannot currently be reasonably determined or are not currently considered probable.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which prescribes a comprehensive model to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return. In accordance with FIN 48, our financial statements reflect expected future tax consequences of such uncertain positions assuming the taxing authorities’ full knowledge of the position and all relevant facts. The cumulative effect upon adoption of FIN 48 was to increase our accrual for uncertain tax positions by $5 million, which was recorded in retained earnings as of January 1, 2007 in the accompanying Consolidated Balance Sheet. Refer to Note 7, “Income Taxes,” for further information on NCR’s accounting for income taxes.

Earnings Per Share  Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. Refer to Note 8, “Employee Stock Compensation Plans,” for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share are as follows (in millions, except earnings per share) for the years ended December 31:

	2008	2007	2006
Income from continuing operations	$231	$171	$151
(Loss) income from discontinued operations	(3)	103	231

Net income applicable to common shares	$228	$274	$382

Weighted average outstanding shares of common stock	165.3	180.1	180.0
Dilutive effect of employee stock options and restricted stock	2.6	2.6	2.9

Common stock and common stock equivalents	167.9	182.7	182.9

Basic earnings per share:
From continuing operations	$1.40	$0.95	$0.84
From discontinued operations	$(0.02)	$0.57	$1.28

Total earnings per share (Basic)	$1.38	$1.52	$2.12

Diluted earnings per share:
From continuing operations	$1.38	$0.94	$0.83
From discontinued operations	$(0.02)	$0.56	$1.26

Total earnings per share (Diluted)	$1.36	$1.50	$2.09

Options to purchase 7.2 million shares of common stock for 2008 and less than 0.1 million shares of common stock for 2007 and 2006 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation  Stock-based compensation represents the costs related to share-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. Refer to Note 8, “Employee Stock Compensation Plans,” for more information on NCR’s stock-based compensation plans.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 157  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of fair value, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as those nonfinancial assets and liabilities with recurring fair value measurements, on January 1, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3 (FSP 157-3), which was effective on issuance and clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. See Note 1, “Fair Value of Assets and Liabilities,” for further discussion of the adoption and our application of SFAS 157. The Company is currently assessing the impact of SFAS 157 related to those nonfinancial assets and liabilities for which the effective date has been delayed until fiscal years beginning after November 15, 2008.

Statement of Financial Accounting Standards No. 159  In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value for recognition or disclosure purposes. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure financial instruments and other items at fair value and therefore, the adoption of SFAS 159 did not have an impact on the Consolidated Financial Statements.

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

Statement of Financial Accounting Standards No. 160  In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Presentation and disclosure requirements of SFAS 160 must be applied retrospectively for all periods presented and include reflecting noncontrolling interests, formerly referred to as minority interests, within the equity section of our Consolidated Balance Sheet. Also, consolidated net income or loss and comprehensive income or loss will be recast to include the net income or loss and comprehensive income or loss attributable to the noncontrolling interest. The adoption of SFAS 160 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

Statement of Financial Accounting Standards No. 162  In May 2008, the FASB issued SFAS No. 162 (SFAS 162), Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or liquidity, as this new standard codifies existing GAAP rather than changing GAAP.

FASB Staff Position No. FAS 142-3  In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Emerging Issues Task Force Issue 08-6  In November 2008, the EITF issued their final consensus for EITF Issue 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations. EITF 08-6 provides guidance regarding certain matters related to the accounting for equity method investments, including the method of determining the initial carrying value of such investments, the method for measuring and recognizing other-than-temporary impairments, and the accounting for share issuance by investees. EITF 08-6 applies prospectively to transactions that occur on or after the beginning of the first annual reporting period, including interim periods, on or after December 15, 2008 and coincides with the effective date of SFAS 141R. NCR currently holds several equity method investments and may or may not make future investments that would qualify for equity method treatment. The impact of the adoption of EITF 08-6 will depend on the nature and significance of future transactions with current and potential equity method investees, their performance, and any share issuances they complete.

Emerging Issues Task Force Issue 08-7  In November 2008, the EITF issued their final consensus for EITF Issue 08-7 (EITF 08-7), Accounting for Defensive Intangible Assets. EITF 08-7 will require entities to fair value and determine the useful life of acquired intangible assets under SFAS 141R when the entity has no intention of actively using, or intends to discontinue the use of, the intangible asset, but holds it to prevent others from obtaining access to it. EITF 08-7 applies prospectively to transactions that occur on or after the beginning of the first annual reporting period, including interim periods, on or after December 15, 2008 and coincides with the effective date of SFAS 141R. The impact of the adoption of EITF 08-7 will depend on the nature and significance of such intangible assets acquired by the Company subsequent to the adoption.

FASB Staff Position No. 140-4 and FIN 46(R)-8  In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities that requires additional disclosures by public companies about their involvement with variable interest entities (VIEs) and their continuing involvement with transferred financial assets. The FSP sets out required disclosure principles and specific new disclosure requirements. The disclosure principles are intended to encourage preparers to provide information that is useful to financial statement users and not limit disclosures to those specifically required by the FSP. The FSP is effective for annual and interim periods beginning after December 15, 2008. The adoption of the FSP will not have a material impact on the disclosures included in our financial statements as the Company does not enter into material transactions involving VIEs or material transfers of financial assets.

FASB Staff Position No. 132(R)-1  In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets that requires additional disclosures by public companies regarding plan assets of defined benefit pension or other postretirement benefit plans. The FSP requires additional disclosures regarding the investment allocation decision making process, the fair value of each major category of plan assets, and the inputs and valuation techniques used to measure the fair value of plan assets. The FSP is effective for fiscal years ending after December 31, 2009 and early application is permitted. The provisions of the FSP will not be required for earlier periods presented for comparative purposes. The adoption of the FSP will not have an impact on the Company’s financial position, results of operations or liquidity; however, our disclosures after adoption will be enhanced to comply with the new standard.

Note 2 Supplemental Financial Information (in millions)

For the years ended December 31	2008	2007	2006
Other (income) expense, net
Interest income	$(23)	$(55)	$(35)
Fox River provision (Note 11)	28	14	—
Impairment of equity investment (Note 4)	—	—	2
Other, net	6	4	4

Total other expense (income), net	$11	$(37)	$(29)

At December 31		2008	2007
Accounts receivable
Trade		$889	$1,122
Other		39	64

Accounts receivable, gross		928	1,186
Less: allowance for doubtful accounts		(15)	(19)

Total accounts receivable, net		$913	$1,167

Inventories
Work in process and raw materials, net		$137	$138
Finished goods, net		171	194
Service parts, net		384	385

Total inventories, net		$692	$717

Other current assets
Current deferred tax assets		$68	$63
Other		173	189

Total other current assets		$241	$252

Property, plant and equipment
Land and improvements		$38	$42
Buildings and improvements		310	334
Machinery and other equipment		677	685

Property, plant and equipment, gross		1,025	1,061
Less: accumulated depreciation		(717)	(748)

Total property, plant and equipment, net		$308	$313

Accumulated other comprehensive loss, net of tax
Currency translation adjustments		$(112)	$89
Unrealized gain on securities		2	9
Unrealized loss on derivatives		(8)	(1)
Actuarial losses and prior service costs on employee benefit plans		(1,526)	(633)

Total accumulated other comprehensive loss from continuing operations		$(1,644)	$(536)

Note 3 Restructuring and Real Estate Transactions

Organizational Realignment  On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs.

As a result of this initiative, the Company recorded a total of $57 million in employee severance and other termination costs in 2008. Of these costs, $5 million was recorded as cost of products, $31 million was recorded as cost of services, $16 million was recorded as selling, general and administrative expense and the remaining $5 million was recorded as research and development expense. Of the $57 million total expense recognized in 2008, $40 million was recorded as a discrete cost in accordance with Statement of Financial Accounting Standards No. 112 (SFAS 112), Employer’s Accounting for Postemployment Benefits, when the severance liabilities were determined to be probable and reasonably estimable. The remaining $17 million was recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

The realignment activities and the associated costs recognized during 2008 for approximately 900 employee terminations relate to each of our reportable segments of Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific and Japan (APJ).

The Company made $30 million in severance payments during 2008. As of December 31, 2008, there is a remaining accrued liability balance of $26 million, including immaterial effects from foreign currency translation. This liability balance is recorded in the Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009. The actions taken to date are expected to generate annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and expect to achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design; process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs related to these activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impact thereof.

Manufacturing Realignment  In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital to invest in revenue-generating programs such as sales, engineering and market development. As a result of this realignment, in 2007, the Company recorded realignment costs of $40 million, in cost of products, related to employee severance and other termination benefits ($32 million recorded as a discrete cost in accordance with SFAS 112, with the remainder recorded in accordance with SFAS 146). As of January 1, 2008, $11 million of the reserve remained for this initiative, of which, approximately $10 million was utilized through the year ended December 31, 2008. The remaining balance of $1 million as of December 31, 2008 is expected to be paid in 2009. In addition, the Company incurred costs of $8 million associated with training, travel and professional services during the year ended December 31, 2007, which were directly related to this realignment initiative and were expensed as incurred.

Japan Realignment  In the third quarter of 2007, NCR commenced a realignment program in Japan, which was primarily focused on its customer services. The realignment program, which resulted in approximately 130 employee terminations, included actions to improve operating efficiency and strengthen the Company’s competitive position in Japan. As a result of this realignment program, in 2007, the Company recorded

$28 million as a discrete cost for employee severance in accordance with SFAS 112 ($19 million in cost of services and $9 million in selling, general and administrative expense). As a result of the payments made as of December 31, 2007, $7 million of the reserve for this initiative remained, including immaterial effects from foreign currency translation, which was fully utilized during the year ended December 31, 2008. Beginning in the fourth quarter of 2007, the Company started realizing cost savings related to this initiative and achieved targeted cost savings of $10 to $12 million on an annualized basis.

The results by segment, as disclosed in Note 13, “Segment Information and Concentrations,” exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded for these realignment activities and the remaining liabilities as of December 31, 2008 and 2007, which is included in the Consolidated Balance Sheets in other current liabilities:

In millions	2008 Organizational Realignment	2007 Manufacturing Realignment	2007 Japan Realignment	Total
Employee Severance and Other Benefits
Balance as of January 1, 2007	$—	$—	$—	$—
Costs recognized during the year ended December 31, 2007	—	46	27	73
Foreign currency translation adjustments during 2007	—	—	1	1
Payments made during the year ended December 31, 2007	—	(29)	(22)	(51)
Changes in estimate during year ended December 31, 2007	—	(6)	1	(5)

Ending balance as of December 31, 2007	$—	$11	$7	$18

Costs recognized during the year ended December 31, 2008	57	—	—	57
Foreign currency translation adjustments during 2008	(1)	—	—	(1)
Payments made during the year ended December 31, 2008	(30)	(10)	(7)	(47)

Ending balance as of December 31, 2008	$26	$1	$—	$27

2006 Realignment Program  In 2006, to further improve profitability in the Americas segment, NCR offered an early retirement program to qualified customer service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million.

Real Estate Transactions  During the year ended December 31, 2008, the Company recognized $30 million in gains from the sale of real estate in the Consolidated Statement of Operations. The net proceeds of $52 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows. Of the total gains recognized, $16 million related to the sale of a manufacturing facility in Canada during the first quarter, while $7 million related to the sale of a separate Canadian property in the second quarter of 2008. Both gains were recorded as a reduction to selling, general, and administrative expenses in the Consolidated Statement of Operations.

In 2006, the Company recognized $9 million in net gains from the disposal of real estate. The net book value of these properties sold was $40 million. The net proceeds of $49 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring cost of $16 million was recorded in the fourth quarter of 2002 under EITF Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. The balance of this liability at December 31, 2007 was $7 million. During 2008, the reserve decreased by $3 million primarily due to ongoing lease payments resulting in a remaining reserve balance of $4 million as of December 31, 2008.

Note 4 Business Combinations, Divestitures and Equity Investments

During 2008, NCR completed several strategic investments and acquisitions and acquired the remaining 3% minority interest in one of our subsidiaries, for a total cost of approximately $65 million. In 2007, the Company completed one acquisition and minority investments in two companies, for a total cost of approximately $11 million. The Company completed two acquisitions and purchased the remaining 5% minority interest in one of our subsidiaries during 2006 for a total cost of approximately $19 million. A description of each acquisition and investment, all of which were paid primarily in cash, is as follows:

2008 Acquisitions and Equity Investments

•	Acquisition of Ambient Partners, LLC on April 18, 2008, to extend NCR’s self-service portfolio into the digital media merchandising market.

•

10% minority investment and exclusive licensing agreement with e-Play, LLC on June 17, 2008 to add bare-disc technology to NCR’s existing global self-service technology portfolio, expanding consumer self-service options for delivery of digital entertainment. The Company recorded this transaction as a cost method investment and the terms of the agreement provide the potential for additional investments that can be made through June 30, 2010, limited to a total investment of 19.5%.

•

19.6% minority investment and exclusive supply and services agreements with TNR Holdings Corporation (TNR), an operator of movie rental kiosks, on July 28, 2008. NCR also provided financing to TNR in the form of a $4 million senior secured note over a five year term. The Company recorded this transaction as an equity method investment and the terms of the agreement provide the potential for additional investments that can be made through July 30, 2018.

•	Acquisition of NCI Ltd. (NCI), a United Kingdom-based company on August 19, 2008. NCI is a leading provider of teller connectivity software used by financial institutions.

•

8% minority investment in MOD Systems, Inc., a leading provider of digital media delivery systems on October 17, 2008. MOD Systems’ technology is designed to offer consumers one of the fastest, most convenient ways to access high-quality digital entertainment. The Company recorded this transaction as a cost method investment.

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

2006 Acquisitions

•	Acquisition of the ATM business assets of Tidel Technologies, Inc. on January 5, 2006 to enhance the Company’s entry-level distribution and product strength in the convenience and retail ATM market.

•	Acquisition of the business assets of IDVelocity, LLC on April 7, 2006 to extend the Company’s radio frequency identification (RFID) systems solution portfolio.

Goodwill recognized in these transactions amounted to $19 million in 2008, of which, $2 million is expected to be fully deductible for tax purposes. Goodwill recognized on transactions in 2007 and 2006 was $6 million and $12 million, respectively, and the amounts are expected to be fully deductible for tax purposes. In 2008, goodwill of $4 million was allocated to the Americas segment, $13 million was allocated to EMEA, and $2 million was allocated to the APJ segment. The goodwill related to acquisitions in 2007 and 2006 has been reassigned to NCR’s segments based on our current structure in accordance with SFAS 142.

NCR recorded $3 million related to identifiable intangible assets as a result of the acquisitions in 2008. The weighted-average amortization period is approximately 3 years for these intangible assets. The total amount for purchased intangible assets was $0.4 million in 2007 and $4 million in 2006. The weighted-average amortization period is 4.7 years for these purchased intangible assets. The intangible assets acquired consist primarily of intellectual property associated with software and hardware, as well as non-compete arrangements.

The operating results of these businesses have been included within NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures required under Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, are not being provided because the impact of the acquisitions, both individually and in the aggregate, are not considered material to the periods in which they occurred. The purchase prices of these businesses, reported in other investing activities, business acquisitions and divestitures, net in the Consolidated Statements of Cash Flows, have been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

Also, in 2006, NCR completed other investments and sold assets related to portions of its business to third parties, all of which were insignificant.

In 2006, the Company recognized a $2 million impairment loss on a German equity investment made in 1997. The Company concluded that the decline in market value was not temporary and it was unlikely that the carrying amount of the investment was recoverable. The Company reviews this investment on a quarterly basis to determine whether the carrying value is recoverable based on current market conditions. No additional impairment related to this investment was recognized in 2007 or 2008. The carrying amount of this investment as of December 31, 2008 was $10 million.

Note 5 Goodwill and Other Identifiable Intangible Assets

The carrying amounts of goodwill by segment as of December 31, 2008 were as follows:

In millions	December 31, 2007	Additions	Foreign Currency Translation Adjustment	December 31, 2008
Goodwill
Americas	$28	$4	$—	$32
EMEA	15	13	(1)	27
APJ	21	2	2	25

Total goodwill	$64	$19	$1	$84

The increase in goodwill since December 31, 2007 is primarily due to the acquisitions detailed in Note 4, “Business Combinations, Divestitures, and Equity Investments”. In the fourth quarter of 2008, NCR performed its annual goodwill impairment test, in accordance with SFAS 142, utilizing the same methodology as used in previous years. Based on the results of this test, NCR determined that no impairment existed. In 2007, the impairment test resulted in a $3 million impairment charge for the goodwill related to the Company’s former Radio Frequency Identification (RFID) reporting unit, which was a reporting unit under SFAS 142, prior to the change to the current geographic operating and segment reporting models.

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2008		December 31, 2007
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	3 - 5	$5	$(4)	$5	$(3)
Intellectual property	2 - 5	49	(35)	45	(27)

Total identifiable intangible assets		$54	$(39)	$50	$(30)

The increase in the gross carrying amount since December 31, 2007 is primarily due to the acquisitions detailed in Note 4, “Business Combinations, Divestitures, and Equity Investments.”

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Actual 2008	For the years ended (estimated)
In millions		2009	2010	2011	2012
Amortization expense	$9	$9	$4	$1	$1

Note 6 Debt Obligations

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% due in June of 2009. The notes contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such notes. NCR was in compliance with the covenants as of December 31, 2008. As these notes are due within twelve months, they are classified as short-term on the consolidated balance sheet as of December 31, 2008.

In the fourth quarter of 2003, the Company entered into an interest rate swap that effectively converted $50 million of the notes to floating rate debt. See Note 10, “Financial Instruments” for further details on the interest rate swap.

The most significant portion of the Company’s other long-term debt consists of notes payable originating in the United States with maturity of $5 million in 2020 at a rate of 9.49%.

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities, of which NCR was in compliance as of December 31, 2008. The credit facility provides for a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the credit facility. As of December 31, 2008, the LIBOR margin would have been 42.5 basis points. No amount was outstanding under the facility as of December 31, 2008 and 2007.

Note 7 Income Taxes

For the years ended December 31, income from continuing operations before income taxes consisted of the following:

In millions	2008	2007	2006
Income before income taxes
United States	$80	$141	$87
Foreign	209	91	72

Total income from continuing operations before income taxes	$289	$232	$159

For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2008	2007	2006
Income tax (benefit) expense
Current
Federal	$(15)	$8	$(46)
State and local	(1)	2	6
Foreign	74	58	40
Deferred
Federal	25	$75	$62
State and local	1	(4)	(6)
Foreign	(26)	(78)	(48)

Total income tax expense	$58	$61	$8

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2008	2007	2006
Income tax expense at the U.S. federal tax rate of 35%	$101	$81	$56
Foreign income tax differential	(42)	(68)	(58)
U.S. permanent book to tax differences	1	(2)	1
Tax audit settlements	(19)	—	6
Change in liability for unrecognized tax benefits	18	35	—
Prior period corrections—Note 1	—	10	—
Other, net	(1)	5	3

Total income tax expense	$58	$61	$8

NCR’s tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2008, we favorably settled examinations with the Internal Revenue Service (IRS) for the tax years of 2000 through 2006 that resulted in a $19 million tax benefit. In addition, income tax expense was benefited in 2008 by $26 million from the repatriation of earnings from international subsidiaries at an effective tax rate lower than previously estimated.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2008	2007
Deferred income tax assets
Employee pensions and other benefits	$604	$—
Other balance sheet reserves and allowances	72	140
Tax loss and credit carryforwards	406	399
Capitalized research and development	50	71
Property, plant and equipment	21	79
Other	44	59

Total deferred income tax assets	1,197	748
Valuation allowance	(478)	(441)

Net deferred income tax assets	719	307

Deferred income tax liabilities
Property, plant and equipment	10	13
Employee pensions and other benefits	—	20
Other	5	49

Total deferred income tax liabilities	15	82

Total net deferred income tax assets	$704	$225

Our total, net deferred income tax assets increased $479 million to $704 million as of December 31, 2008. This increase in net deferred income tax assets is primarily related to the tax effect of the adjustment to other comprehensive income as a result of the significant declines in the fair values of our pension plan assets due to market conditions.

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. As of December 31, 2008, NCR had U.S. federal and foreign tax loss carryforwards of approximately $1,049 million. The tax loss carryforwards, subject to expiration, expire in the years 2009 through 2027.

As described in Note 1, “Description of Business and Significant Accounting Policies”, the Company adopted FIN 48 as of January 1, 2007. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2008	2007
Gross unrecognized tax benefits—January 1	$319	$296
Increases related to tax positions from prior years	76	31
Decreases related to tax positions from prior years	(54)	(17)
Increases related to tax positions taken during current year	56	42
Settlements with tax authorities	(106)	(25)
Lapses of statutes of limitation	(4)	(8)

Total gross unrecognized tax benefits—December 31	$287	$319

In 2008, the $106 million decrease in gross unrecognized tax benefits due to settlements with tax authorities is primarily related to the settlement with the IRS for the tax years of 2000 through 2006. The total amount of gross unrecognized tax benefits as of December 31, 2008 was $287 million, of which, up to $79 million would affect NCR’s effective tax rate if realized.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $4 million and $19 million for the years ended December 31, 2008 and 2007, respectively. The gross amount of interest and penalties accrued as of December 31, 2008 and 2007 was $57 million and $53 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although the Company resolved examinations for the tax years of 2000 through 2006 with the IRS in 2008, U.S. federal tax years are open from 2003 forward. NCR and its subsidiaries also file income tax returns in international jurisdictions where statutes of limitations generally range from three to five years. Years beginning after 1995 are still open to examination by certain foreign taxing authorities, including several major taxing jurisdictions. In Canada, we are open to examination from 1997 onward. In Japan, we are open to examination from 2001 onward. At this time, the Company does not expect any significant changes in unrecognized tax benefits in the next year.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2008 on approximately $797 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

See the Consolidated Statements of Changes in Stockholders’ Equity for details of the tax effects on the components of other comprehensive income and Note 9, “Employee Benefit Plans”.

Note 8 Employee Stock Compensation Plans

The Company recognizes stock based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) (SFAS123R), Share-Based Payment. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.

As of December 31, 2008, the Company’s primary types of share-based compensation were stock options and restricted stock (discussed below). The Company recorded stock-based compensation expense, the components of which are further described below for the years ended December 31 as follows:

In millions	2008	2007	2006
Stock options	$17	$21	$12
Restricted stock	24	21	8

Total stock-based compensation (pre-tax)	41	42	20
Tax benefit	(12)	(12)	(6)

Total stock-based compensation, net of tax	$29	$30	$14

Total stock-based compensation expense decreased $1 million in 2008 compared to 2007. Stock-based compensation increased $22 million in 2007 compared to 2006, primarily due to the modification of stock awards for NCR employees in connection with the spin-off of Teradata on September 30, 2007. As a result of the spin-off, the number of outstanding stock options and restricted stock awards, as well as the exercise price of stock options, was adjusted using a ratio based on the NCR closing market stock price and the Teradata closing market stock price on the first day subsequent to the spin-off. As a result, NCR and Teradata employees received awards modified by this ratio in their respective companies. In addition to converting outstanding awards and exercise prices based upon this ratio pursuant to the terms of the applicable stock incentive plans, there were additional modifications of the outstanding performance-based restricted stock awards. These modifications resulted in accelerated vesting of a portion of the awards as well as the establishment of new service and performance-based measures for the remainder of the awards. As these adjustments were modifications of awards in accordance with SFAS 123R, the Company compared the fair value of the awards immediately prior to the modification to the fair value immediately after the modification to measure the incremental stock-based compensation cost. These modifications resulted in an increase in the fair value of the awards, primarily as it relates to the modification of the performance-based awards discussed above, and accordingly, the Company recorded incremental stock-based compensation expense in 2007 of approximately $19 million and approximately $7 million in 2008. NCR expects to incur additional stock-based compensation expense of approximately $2 million through the remaining vesting period, which ends in 2009. The stock-based compensation expense associated with the original grant of NCR stock to continuing NCR employees was and will continue to be recognized within income from continuing operations. The stock-based compensation expense related to Teradata employees for services rendered through September 30, 2007 are not included in the table above, but are reflected in income from discontinued operations. Compensation cost capitalized as part of inventory and fixed assets as of December 31, 2008 and 2007 was immaterial.

Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $7.11 per share in 2008, $7.91 per share in 2007 and $7.21 per share in 2006 and was estimated based on the following weighted average assumptions:

	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	2.49%	4.48%	4.61%
Expected volatility	33.1%	32.2%	35.3%
Expected holding period (years)	5.1	5.0	5.3

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

Approximately 15 million shares are authorized to be issued under the 2006 Stock Incentive Plan (SIP). Details of the Company’s stock-based compensation plans are discussed below:

Stock Options

Prior to approval by the Company’s stockholders on April 26, 2006 of the SIP, the NCR Management Stock Plan (MSP) was the principal vehicle through which equity grants were made to our employees and non-employee directors. The MSP provided for the grant of several different forms of stock-based benefits, including stock options to purchase shares of NCR common stock. Stock options under the MSP were generally granted at the fair market value of the common stock at the date of grant, had a ten-year term and vested within four years of the grant date. Grants that were issued from 1998 through 2003 had a three-year vesting period, and grants issued in 2004 and after generally had a four-year vesting period. As a result of approval of the SIP by the

Company’s stockholders, NCR discontinued the MSP, except that awards previously granted and outstanding under the MSP remain outstanding. The SIP is now the principal vehicle through which equity grants are made to our employees and non-employee directors. New shares of the Company’s common stock are issued as a result of stock option exercises.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2008:

Shares in thousands	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2008	9,460	$14.70
Granted	2,588	$21.14
Exercised	(996)	$11.37
Forfeited or expired	(375)	$20.30

Outstanding as of December 31, 2008	10,677	$16.37	6.66	$15

Fully vested and expected to vest as of December 31, 2008	10,225	$16.38	6.66	$15

Exercisable as of December 31, 2008	5,657	$13.01	4.99	$15

The total intrinsic value of all options exercised was $12 million in 2008, $47 million in 2007 and $85 million in 2006. Cash received from option exercises under all share-based payment arrangements was $11 million in 2008, $37 million in 2007 and $89 million in 2006. The tax benefit realized from these exercises was $3 million in 2008, $14 million in 2007 and $26 million in 2006. As of December 31, 2008, there was $29 million of total unrecognized compensation cost related to unvested stock option grants. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock and Restricted Stock Units

The MSP provided for the issuance of restricted stock to certain employees as a form of long-term compensation, retention, promotion or other special circumstances. The Company’s restricted stock grants under the MSP were categorized as having service-based or performance-based vesting. The service-based shares typically vest over a three-year or a four-year period, beginning on the date of grant. These grants are not subject to future performance measures. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For substantially all restricted stock grants, at the date of grant, the recipient has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Performance-based grants are subject to future performance measurements, which include NCR’s achievement of specific return on capital and cumulative net operating profit (as defined in the MSP) levels at the end of a three-year performance period. All performance-based shares will become vested at the end of three years provided that the employee is continuously employed by NCR and the applicable performance measures are met. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. As a result of approval of the SIP by the Company’s stockholders, NCR discontinued the MSP, except that restricted stock awards previously granted and outstanding under the MSP remain outstanding.

The SIP also provides for the issuance of restricted stock, as well as restricted stock units. Similar to the MSP, these types of awards can have either service-based or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee. Any grant of restricted stock or restricted stock units will be subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder but is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the year ended December 31, 2008:

Shares in thousands	Number of Shares	Weighted- Average Grant- Date Fair Value per Share
Unvested shares as of January 1, 2008	1,579	$21.54
Shares granted	1,093	$21.56
Shares vested and distributed	(298)	$21.42
Shares forfeited	(159)	$21.69

Unvested shares as of December 31, 2008	2,215	$21.62

The total intrinsic value of shares vested and distributed was $5 million in 2008, $17 million in 2007 and $11 million in 2006. As of December 31, 2008, there was $27 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table represents the composition of restricted stock grants to NCR employees in 2008:

Shares in thousands	Number of Shares	Weighted- Average Grant- Date Fair Value
Service-based shares	93	$24.79
Performance-based shares	931	$21.11

Total restricted stock grants	1,024	$21.44

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory in accordance with SFAS 123R. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2008, 0.3 million shares in 2007 and 0.4 million shares in 2006 for approximately $6 million in 2008, $11 million in 2007 and $14 million in

2006. On April 26, 2006, NCR’s stockholders approved a new ESPP, which became effective on January 1, 2007. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 3 million authorized shares were remaining as of December 31, 2008.

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

As of December 31, 2006, NCR adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers Accounting for Defined Benefit Pension and Other Retirement Plans, which required, among other things, the recognition of the funded status of each applicable plan on the Consolidated Balance Sheet. Each overfunded plan was recognized as an asset and each underfunded plan was recognized as a liability. The initial impact of implementing SFAS 158 as well as future changes to the funded status is recognized as a component of accumulated other comprehensive loss in stockholders’ equity.

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

NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits may include disability benefits, supplemental unemployment benefits, severance, workers’ compensation benefits, and continuation of healthcare benefits and life insurance coverage. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis.

Amounts to be Recognized

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2009 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$1	$1	$(13)	$(1)
Actuarial loss	$100	$37	$137	$4	$12

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation as of January 1	$3,199	$3,290	$2,020	$2,046	$5,219	$5,336
Gross service cost	—	—	29	40	29	40
Interest cost	195	184	103	96	298	280
Amendments	—	1	—	—	—	1
Actuarial loss (gain)	26	(88)	(117)	(3)	(91)	(91)
Benefits paid	(193)	(188)	(120)	(158)	(313)	(346)
Teradata spin-off	—	—	—	(92)	—	(92)
Currency translation adjustments	—	—	(270)	91	(270)	91

Benefit obligation as of December 31	$3,227	$3,199	$1,645	$2,020	$4,872	$5,219

Accumulated benefit obligation as of December 31	$3,227	$3,199	$1,556	$1,910	$4,783	$5,109

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Change in plan assets
Fair value of plan assets as of January 1	$3,423	$3,385	$2,114	$2,085	$5,537	$5,470
Actual return on plan assets	(1,031)	217	(278)	80	(1,309)	297
Company contributions	9	9	74	83	83	92
Benefits paid	(193)	(188)	(120)	(158)	(313)	(346)
Currency translation adjustments	—	—	(325)	76	(325)	76
Teradata spin-off	—	—	—	(54)	—	(54)
Plan participant contributions	—	—	2	2	2	2

Fair value of plan assets as of December 31	$2,208	$3,423	$1,467	$2,114	$3,675	$5,537

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2008	2007	2008	2007	2008	2007
Funded status	$(1,019)	$224	$(178)	$94	$(1,197)	$318

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$327	$251	$449	$251	$776
Current liabilities	(8)	(8)	(16)	(17)	(24)	(25)
Noncurrent liabilities	(1,011)	(95)	(413)	(338)	(1,424)	(433)

Net amounts recognized	$(1,019)	$224	$(178)	$94	$(1,197)	$318

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,370	$65	$748	$670	$2,118	$735
Prior service cost	1	1	1	8	2	9

Total	$1,371	$66	$749	$678	$2,120	$744

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $4,002 million, $3,954 million and $2,567 million, respectively, as of December 31, 2008, and $573 million, $554 million and $140 million, respectively, as of December 31, 2007.

The net periodic benefit (income) cost of the pension plans for years ended December 31 was as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
In millions	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net service cost	$—	$—	$45	$27	$38	$44	$27	$38	$89
Interest cost	195	184	181	103	96	82	298	280	263
Expected return on plan assets	(248)	(245)	(240)	(124)	(131)	(122)	(372)	(376)	(362)
Settlement charge	—	—	—	4	8	9	4	8	9
Special termination benefits	—	—	9	—	—	—	—	—	9
Amortization of:
Prior service cost	—	—	—	7	12	7	7	12	7
Actuarial loss	1	3	38	60	79	92	61	82	130

Net (income) benefit cost	$(52)	$(58)	$33	$77	$102	$112	$25	$44	$145

There is no net service cost related to the U.S. pension plan in 2008 and 2007 due to the Company’s decision to freeze the plan effective January 1, 2007. Of the total expense presented in the tables above, the amounts allocated to discontinued operations totaled $6 million in 2007 and $23 million in 2006. In connection with the spin-off of Teradata, the obligations of certain international plans were re-measured and plan assets of $54 million and projected benefit obligations of $92 million were distributed to Teradata.

In 2006, to further improve profitability in the Americas segment, NCR offered an early retirement program to qualified customer service engineers in the United States. As a result of participant election, the Company recorded a non-cash increase in pension expense during the first quarter of 2006 of $9 million.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.3%	6.3%	5.3%	5.4%	5.9%	5.9%
Rate of compensation increase	N/A	N/A	3.9%	4.1%	3.9%	4.1%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.3%	5.8%	5.6%	5.4%	4.9%	4.2%	5.9%	5.4%	5.1%
Expected return on plan assets	7.8%	8.0%	8.4%	6.3%	6.6%	6.9%	7.2%	7.4%	7.8%
Rate of compensation increase	N/A	N/A	4.2%	4.1%	3.7%	3.3%	4.1%	3.7%	3.8%

The discount rate used to determine year-end 2008 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumption for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatilities generate higher returns over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and assess the results for reasonableness and appropriateness.

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $2,427 million and $3,295 million as of December 31, 2008 and 2007, respectively, which is greater than the fair value of plan assets by $221 million and less than the fair value of plan assets by $126 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. pension plan, unrecognized net losses of $313 million are not expected to be amortized during fiscal 2009. The remaining unrecognized net losses in excess of the corridor are $820 million and are being amortized over the expected remaining service periods of active plan participants (approximately 8.3 years during fiscal 2009). Similar approaches are employed in amortizing gains and losses for NCR’s other U.S. and international plans.

Plan Assets    The weighted average asset allocations as of December 31, 2008 and 2007 by asset category are as follows:

	U.S. Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2008	2007		2008	2007
Equity securities	55%	66%	50-59%	44%	60%	43-56%
Debt securities	40%	29%	37-43%	45%	35%	34-46%
Real estate	5%	5%	4-6%	6%	5%	4-7%
Other	0%	0%	0-1%	5%	0%	4-7%

Total	100%	100%		100%	100%

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

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2008	2007
Change in benefit obligation
Benefit obligation as of January 1	$134	$152
Gross service cost	—	—
Interest cost	7	7
Actuarial gain	(8)	(10)
Plan participant contributions	8	11
Benefits paid	(25)	(26)

Benefit obligation as of December 31	$116	$134

There was no transfer of postretirement liability to Teradata as a result of the spin-off.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2008	2007
Benefit obligation	$(116)	$(134)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(17)	$(18)
Noncurrent liabilities	(99)	(116)

Net amounts recognized	$(116)	$(134)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$48	$60
Prior service credit	(101)	(114)

Total	$(53)	$(54)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

	Postretirement Benefits
In millions	2008	2007	2006
Interest cost	$7	$7	$8
Net service cost	—	—	—
Amortization of:
Prior service cost	(13)	(13)	(15)
Actuarial loss	4	5	7

Net benefit income	$(2)	$(1)	$—

The postretirement expense related to discontinued operations was immaterial in 2007 and 2006.

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2008	2007	2008	2007	2006
Discount rate	6.3%	6.0%	6.0%	5.5%	5.3%

Assumed healthcare cost trend rates as of December 31 were:

	2008		2007
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	10.0%	7.0%	10.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2018	2018	2018	2018

In addition, a one percentage point change in assumed healthcare cost trend rates would have the following effects on the postretirement benefit income and obligation:

In millions	1% Increase	1% Decrease
2008 service cost and interest cost	$—	$—
Postretirement benefit obligation as of December 31, 2008	$8	$(7)

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s postemployment plan was:

	Postemployment Benefits
In millions	2008	2007
Change in benefit obligation
Benefit obligation as of January 1	$302	$383
Restructuring program cost	40	60
Service cost	23	29
Interest cost	15	15
Benefits paid	(58)	(79)
Teradata spin-off	—	(50)
Foreign currency exchange	(2)	16
Actuarial loss (gain)	7	(72)

Benefit obligation as of December 31	$327	$302

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2008	2007
Benefit obligation	$(327)	$(302)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(67)	$(59)
Noncurrent liabilities	(260)	(243)

Net amounts recognized	$(327)	$(302)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$125	$133
Prior service credit	(3)	(3)

Total	$122	$130

The net periodic benefit cost of the postemployment plan for years ended December 31 was:

	Postemployment Benefits
In millions	2008	2007	2006
Service cost	$23	$29	$30
Interest cost	15	15	17
Amortization of actuarial loss	13	22	32

Net benefit cost	$51	$66	$79
Restructuring severance cost	40	60	—

Net benefit cost	$91	$126	$79

Of the total expense presented in the table above, the amounts allocated to discontinued operations totaled $12 million in 2007 and $16 million in 2006. In connection with the spin-off of Teradata, we re-measured our postemployment benefit obligations and $50 million was distributed to Teradata.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2008	2007	2008	2007	2006
Discount rate	4.6%	5.3%	5.3%	4.9%	4.3%
Salary increase rate	3.6%	4.1%	4.1%	3.7%	3.4%
Involuntary turnover rate	5.0%	5.0%	5.0%	5.0%	5.0%

The below table presents each relevant component of other comprehensive income related to NCR’s benefit plans as of December 31, 2008, including the tax effects of each component:

In millions	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Prior service cost during year	$—	$—	$—
Amortization of prior service cost	(7)	5	(2)
Net loss arising during year	(1,593)	482	(1,111)
Actuarial gain included in benefits expense	86	(7)	79
Currency translation	144	(3)	141

Total benefit plans	$(1,370)	$477	$(893)

Cash Flows Related to Employee Benefit Plans

Cash Contributions    NCR does not expect to be required to contribute to the U.S. qualified pension plan in 2009; however, the Company plans to contribute approximately $110 million to the international pension plans and $10 million to the executive pension plan in 2009. Due to the decline in the fair value of our pension plan assets in 2008, we now have a significant, underfunded pension obligation that may require material increases in cash contributions in future years. The Company also expects to make contributions of $16 million to the U.S. postretirement plan and $47 million to the postemployment plan in 2009. Additionally, we expect to make $20 million in severance payments in 2009 relating to the restructuring programs announced during 2007 and 2008.

Estimated Future Benefit Payments    NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2009	$204	$97	$301	$16	$67
2010	$207	$97	$304	$16	$46
2011	$211	$94	$305	$15	$45
2012	$214	$94	$308	$14	$44
2013	$217	$95	$312	$12	$42
2014-2018	$1,138	$484	$1,622	$47	$170

Savings Plans    U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $19 million in 2008, $28 million in 2007 and $25 million in 2006. Of these amounts, the expense allocated to discontinued operations was approximately $8 million in 2007 and $9 million in 2006. The expense under international and subsidiary savings plans was $15 million in 2008, $21 million in 2007 and $17 million in 2006. Of these, the expense allocated to discontinued operations was approximately $4 million in 2007 and $3 million in 2006.

Note 10 Financial Instruments

In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. A description of these derivative financial instruments is as follows:

Cash Flow Hedges    NCR primarily uses foreign exchange forward contracts to reduce the Company’s exposure to changes in currency exchange rates, primarily as it relates to inventory purchases by marketing units and inventory sales by manufacturing units. Foreign exchange contracts used as a part of NCR’s risk management strategy, which are designated at inception as highly effective cash flow hedges, are measured for effectiveness both at inception and on an ongoing basis. For foreign exchange contracts designated as highly effective cash flow hedges, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. The net impact related to the ineffectiveness of all cash flow hedges was not material during 2008, 2007 and 2006. As of December 31, 2008, pre-tax deferred net losses recorded in other comprehensive income related to cash flow hedges were $7 million, and are expected to be reclassified to earnings during the next 24 months.

Fair Value Hedges    NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized by the Company effectively modifies a portion of the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. This agreement involves the receipt of fixed-rate amounts in exchange for variable rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This swap was designated as a highly effective fair value hedge of $50 million of the $300 million senior unsecured notes due in 2009 (see Note 6 for a description of the senior unsecured notes). As the terms of the swap are identical to the terms of the senior unsecured notes, the swap qualifies for an assumption of no ineffectiveness under the provisions of SFAS 133. Therefore, there was no gain or loss recognized in earnings due to ineffectiveness of the swap during the years ended December 31, 2008, 2007 and 2006.

Other Hedges  When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow hedges, are recognized in other earnings as exchange rates change.

Fair Value of Financial Instruments  The fair value of our debt is based on a discounted cash flow model that incorporates a market interest yield curve based on the Company’s credit rating with adjustments for duration. In determining the market interest yield curve, the Company considered its BBB- credit rating. The fair value of foreign exchange contracts and interest rate swaps are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value, carrying value and notional amount of foreign exchange contracts, interest rate swap and debt as of December 31, 2008 and 2007. The notional amounts represent agreed-upon amounts on which calculations of dollars to be exchanged are based, and are an indication of the extent of NCR’s involvement in such instruments. These notional amounts do not represent amounts exchanged by the parties and, therefore, are not a measure of the instruments.

	Contract Notional Amount	Carrying Amount		Fair Value
In millions		Asset	Liability	Asset	Liability
2008
Foreign exchange forward contracts	$424	$6	$13	$6	$13
Interest rate swap	$50	$—	$—	$—	$—
Debt	$—	$—	$308	$—	$314

2007
Foreign exchange forward contracts	$107	$—	$2	$—	$2
Interest rate swap	$50	$—	$—	$—	$—
Debt	$—	$—	$308	$—	$321

Concentration of Credit Risk  NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2008 and 2007, NCR did not have any major concentration of credit risk related to financial instruments.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2008 cannot currently be reasonably determined.

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

In March 2008 NCR was served with a complaint filed in federal court in California by an employee in its NCR Services organization alleging violations of the Fair Labor Standards Act (FLSA) and California state law. The complaint alleges that the plaintiff and other employees in the Customer Engineer (CE) job classification are engaged in “off-the-clock” work for which they are not compensated, as well as working through unpaid meal and rest breaks in violation of law. As of February 1, 2009, an additional 20 named plaintiffs had joined the case. In addition, on October 7, 2008, NCR and its services subsidiary, First Level Technology LLC (First Level) were served with a similar FLSA and state law complaint filed in federal court in Chicago, Illinois. There are presently 6 plaintiffs (current and former CEs) in the Chicago action. On February 23, 2009, NCR and the plaintiff class representative in the California action, entered into a settlement agreement, subject to court approval, covering the NCR and First Level CEs. NCR recorded an accrual of $12 million as of December 31, 2008 to recognize our liability under the settlement as well as other expenses related to the lawsuits, including the payment of administrative costs, certain employee taxes, and other expenses.

Environmental Matters  NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the matter detailed below, we currently do not anticipate material expenses and liabilities from these other environmental matters.

NCR is one of eight entities that have been formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company,

Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

In July 2003, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD—Operable Units (OUs) 3 and 4—the Governments selected large-scale dredging as the clean-up approach and estimated that cost at approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU 5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River projecting the cost of that work to be approximately $65 million for OU 1 and $10 million for OU 2. Combining the cost estimates from both RODs issued in 2003, the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2 through 5. In response, in 2004, NCR and GP entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, and this work was nearly complete as of December 31, 2008.

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a remedial action involving an area of elevated PCBs downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work was performed during 2007. The remaining work will be combined with the rest of the OU 2 through 5 remedial action discussed below, although the consent decree will be kept open formally until all work in the Phase 1 area is complete. The estimated remaining costs of this project are included in the estimates discussed below.

In November 2006, the Governments issued, for public comment, a proposal to amend the RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river. In June 2007, the Governments issued their amendment to the 2003 RODs (Amended ROD), adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1). The Amended ROD stated that the cost of this work was expected to be $390 million.

By letter received February 14, 2007, the Governments again notified NCR and the seven other PRPs of their potential liability for remediation and requested that the parties enter into negotiations with the Governments over a consent decree for implementing the remedy for the lower river. Such negotiations ensued, but to date no consent decree has resulted.

In October 2007, certain of the PRPs issued a request for proposals (RFP), seeking bids from contractors for the type of contractual arrangement for the lower river clean-up work consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December 2007, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first quarter of 2008. Further negotiations with one of the contractors have been ongoing since the second quarter of 2008 and may culminate in the execution of a contract in early 2009. In tandem with the negotiations, certain PRPs and the Governments have identified various potential “value engineering” projects intended to reduce the costs of the remediation (the cost savings of the value engineering projects are intended to be shared with the contractor in a percentage yet to be defined, so as to provide incentives for the contractor to pursue the initiatives).

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. Under the Order, full-scale remediation is to begin in 2009, with in-water activities anticipated to commence in May of 2009. NCR, API and the other PRPs are working with the Governments to implement certain provisions of the Order.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award: a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. The suit was initially filed against the George A. Whiting Paper Company, and several defendants were added to the suit in the following months, including all of the original recipients of the November 13, 2007 Order (the “allocation litigation”). As of December 31, 2008, there were a total of 28 defendants in that case and a companion consolidated case, and a number of counterclaims seeking contribution under CERCLA have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” for December 1, 2009, limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limits initial discovery proceedings to the same questions. Upon completion of this “Phase I” of the case, the court will enter a new Case Management and Scheduling Order that will govern further proceedings in the case.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through at least approximately 2019, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

For the first factor described above, NCR has revised the amount that it estimates as the total of the clean-up costs for each of the segments of the river. NCR previously used a best estimate of $613 million, which was based on the Governments’ Amended ROD (which set out a cost of approximately $400 million for OUs 2-5, to which the Company previously added certain other components). The Company now utilizes an updated best estimate of $837 million, approximately $596 million of which pertains to construction and remediation activities for OUs 2-5.

The Company’s decision to update the estimate is based on, among other things, the subsequent proposal development, cost calculations and contractor negotiations that remain ongoing, the refinement of “value engineering” projects, and the Company’s ongoing assessment of clean-up requirements as the project progresses. In addition, in the quarter ending December 31, 2008, to substantiate the Company’s assessment that the revised cost estimate was appropriate, the Company engaged the services of an environmental and construction consulting firm specializing in this type of work to review the then-current plans and proposed costs for the remediation project and the proposed contract arrangement. The Company’s determination to update the estimate of clean-up costs is based in part on its review of that firm’s views. In light of these factors, the

Company no longer considers the prior amount based on the Governments’ 2007 Amended ROD to constitute a best estimate of total costs. Although a formal remediation contract has not yet been entered into, the Company now considers the costs being developed in those contract negotiations, coupled with certain additional projects the Company believes will be required to achieve compliance with the Order, to constitute a new best estimate of the total clean-up costs.

The updated estimated total cost amount of $837 million, as did the previous estimate, includes estimates for the OU 1 through OU 5 work, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for possible cost overruns and unexpected expenses; a 5% contingency for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs, updated to reflect a January 2009 communication from the Governments; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the contingency applicable to cost overruns and unexpected expenses were to be doubled from 15% to 30%, the total cost would increase to approximately $931 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. Previously, NCR used a best estimate of $131 million. This reduction was based on information NCR obtained in 2007. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $176 million.

Third, for the NCR/API shares of future clean-up costs, NCR determined that there are ranges of equally possible outcomes for the different segments of the river, and that no estimates within these ranges are better than the other estimates. Accordingly, NCR uses the low ends of the ranges, which are based primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the river. There are other estimates that are significantly higher; however, NCR believes there is such uncertainty surrounding these estimates that it cannot quantify the high end of the range, although NCR does not believe the joint NCR/API percentage of direct discharges is near 100%. NCR’s analysis of this factor assumes that other PRPs will remain financially viable and will be able to pay their ultimate allocable shares of any liability for the clean-up costs. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award. NCR’s analysis of this factor assumes that API is able to pay its percentage share of the NCR/API joint share.

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008—2012 time period. The costs incurred and expected to be incurred during that period include, in particular, completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and prosecution of the allocation litigation discussed above.

In light of several factors—among them, the remedial design work conducted by NCR and GP, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Order for clean-up of the lower river, the pending allocation litigation referenced above, efforts by NCR and API to identify other parties with potential responsibility for the clean-up, ongoing negotiations with contractors about the cost of implementing the work required under the Order, and the subsequent value engineering efforts designed to make the clean-up more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. In addition, the current economic recession may have impacts on the Fox River clean-up, in particular with respect to the ability of PRPs to meet their obligations with respect to the clean-up or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that company’s potential contributions to the clean-up cannot be determined at this time. Further, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of December 31, 2008, the reserve for the Fox River matter was approximately $88 million, compared to $85 million as of December 31, 2007. This reflects a $43 million increase in NCR’s estimated liability due to the update for estimated total costs previously discussed, offset by a $15 million increase in the indemnification receivable from AT&T and Alcatel-Lucent, and payments of $25 million for clean-up activities and legal fees in 2008. The cost of these activities is included in determining our portion of the total clean-up costs, as previously described. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $45 million as of December 31, 2008, and is deducted in determining the net reserve discussed above. This receivable, which was approximately $30 million as of December 31, 2007, has increased primarily due to the increased estimate of total clean-up costs related to the Fox River matter. The receivable balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the receivable in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the receivable. The Company is not able to predict precisely when it expects its actual payments to achieve the indemnity threshold; however, we do not expect that to occur prior to late 2009 at the earliest, or sometime in 2010, 2011 or later, depending primarily on whether NCR receives further insurance recoveries.

In connection with the Fox River matter, NCR previously reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $30 million, including approximately $1 million in the fourth quarter of 2008. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed upon basis (subject to reallocation at a later date). NCR’s agreed upon share of the $9 million is estimated to be $4 million. The Company is also engaged in litigation against several other insurance carriers in connection with the Fox River matter; that case is scheduled to go to trial in a Wisconsin state court on April 27, 2009.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the Consolidated Financial Statements. For the Fox River site, as described above, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of December 31, 2008, because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties  Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. NCR had no obligations related to such guarantees and therefore, its financial statements do not have any associated liability balance as of December 31, 2008 or 2007.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Upon consummating a sale, we recognize the total customer revenue and record the associated warranty liability using pre-established warranty percentages for that product class. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The following table identifies the activity relating to the warranty reserve for the following years:

In millions	2008	2007	2006
Warranty reserve liability
Beginning balance as of January 1	$13	$13	$12
Accruals for warranties issued	65	41	36
Settlements (in cash or in kind)	(54)	(41)	(35)

Ending balance as of December 31	$24	$13	$13

The warranty costs increased in 2008 as compared to 2007 due to higher product revenue and an increase in the standard warranty period for select products in certain geographies. In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions of SOP 97-2, NCR applies the provisions of FTB 90-1. In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term. Amounts associated with these extended warranties are not included in the table above.

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

Leases  NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments, in millions, under non-cancelable leases as of December 31, 2008, for the following fiscal years were:

In millions	2009	2010	2011	2012	2013	Thereafter
Minimum lease obligations	$49	$39	$32	$29	$28	$45

Total rental expense for operating leases was $58 million in 2008, $62 million in 2007, and $55 million in 2006.

Note 12 Discontinued Operations

As discussed in Note 1, “Description of Business and Significant Accounting Policies,” on September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free dividend of Teradata common stock to its stockholders. Pursuant to the Separation and Distribution Agreement between NCR and Teradata, immediately prior to the effective time of the spin-off, NCR distributed net assets associated with the Teradata Data Warehousing business to Teradata. The transfer of assets and liabilities included a $200 million cash contribution from NCR to Teradata in accordance with the Separation and Distribution Agreement between the two companies. In connection with the spin-off of Teradata, the obligations of certain international pension plans were re-measured and pension plan assets of $54 million and projected pension benefit obligations of $92 million were distributed to Teradata. The Company also re-measured postemployment benefit obligations and obligations of $50 million were distributed to Teradata.

As a result of the spin-off transaction, the Teradata Data Warehousing business has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

The following table and accompanying Notes present information related to the discontinued operation for the years ended December 31:

In millions	2008	2007 (1)	2006
Total revenue	$—	$1,223	$1,560
Total operating expenses (a, b, c)	4	1,046	1,241

Pretax (loss) income from discontinued operations	(4)	177	319

Income tax (benefit) expense (d)	(1)	74	88

(Loss) income from discontinued operations	$(3)	$103	$231

(1)	NCR completed the spin-off of the Teradata Data Warehousing business on September 30, 2007.

Notes:

(a)	In accordance with Emerging Issues Task Force Issue No. 87-24 (EITF 87-24), Allocation of Interest to Discontinued Operations, certain corporate overhead expenses previously allocated to Teradata were excluded from discontinued operations as they were ongoing expenses of NCR. These corporate overhead expenses are included in income from continuing operations and related primarily to general management, tax, investor relations, and public relations. These costs totaled $4 million for the year ended December 31, 2007 and $7 million for the year ended December 31, 2006.
(b)

For the year ended December 31, 2008, the expense related to discontinued operations was primarily due to professional and consulting fees directly related to the spin-off of Teradata. In connection with the spin-off transaction, the Company incurred $55 million of costs in the year ended December 31, 2007, which were non-recurring and directly related to the spin-off and are therefore included in income from discontinued operations. These non-recurring costs were primarily for investment banking, legal, tax, accounting, and other professional and consulting fees.

(c)	Includes $11 million and $9 million of stock-based compensation expense in 2007 and 2006, respectively.
(d)	Includes the income tax effects of the adjustments described in Notes (a), (b) and (c) above.

The following table presents summary balance sheet information related to the distribution of net assets to Teradata on September 30, 2007:

Summary Distributed Balance Sheet—Discontinued Operations

In millions	September 30, 2007
Assets
Total current assets	$667
Property, plant and equipment, net	75
Goodwill	90
Deferred income taxes	138
Other assets	97

Total assets distributed to discontinued operations	$1,067

Liabilities
Total current liabilities	$430
Other liabilities	84

Total liabilities distributed to discontinued operations	$514

Net assets distributed	$553

During 2008, the Company made adjustments of $2 million to the net assets distributed. These adjustments resulted from the settlement of activity primarily related to accounts receivable, accounts payable, deferred revenue and property, plant and equipment. These adjustments were immaterial individually and in the aggregate.

Note 13 Segment Information and Concentrations

Operating Segment Information Effective January 1, 2008, NCR reorganized its businesses and the management thereof to a functional geographic model, changing from the previous model of global business units organized by product and service offering. In order to align the Company’s external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now manages and reports its business in the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives revenue by selling products and services to the financial services, retail and hospitality, travel and gaming, healthcare and public sector, entertainment and software and technology services industries. The Company’s products, services and solutions enable NCR’s customers to connect, interact and transact with their customers, and include: ATM hardware and software; traditional point-of-sale and self-checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation and customer support services; as well as the maintenance and sale of third-party products and services. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin. Segment assets are not included in this assessment of segment performance. We have reclassified our prior period segment information to conform to the current period presentation. The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Intersegment sales and transfers are not material.

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, as well as realignment costs and significant gains and losses on the sale of properties (when they occur) are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents revenue and gross margin by segment:

In millions	2008	2007	2006
Revenue by segment
Americas	$2,269	$2,148	$2,096
EMEA	2,066	1,906	1,675
APJ	980	916	811

Total revenue	5,315	4,970	4,582
Gross margin by segment
Americas	437	432	427
EMEA	556	485	383
APJ	237	216	195

Total—Segment gross margin	1,230	1,133	1,005

Selling, general and administrative expenses	696	651	617
Research and development expenses	134	133	112
Pension expense	25	38	122
Other adjustments (1)	53	92	—

Income from operations	$322	$219	$154

(1)	Other adjustments in 2008 include $57 million of organizational realignment costs, $12 million of legal costs, and a $16 million gain on the sale of a manufacturing facility in Canada. Other adjustments in 2007 include $48 million of manufacturing realignment costs and related expenses, $28 million related to the Japan restructuring costs, and $16 million of costs related to the spin off of Teradata.

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2008	2007	2006
Product revenue	$2,861	$2,693	$2,428
Professional and installation services revenue	638	671	629

Total solution revenue	3,499	3,364	3,057
Support services revenue	1,816	1,606	1,525

Total revenue	$5,315	$4,970	$4,582

NCR allocates assets to its operating segments based on the primary segment benefitting from the assets. The assets attributable to NCR’s operating segments consist primarily of accounts receivable, inventories, property, plant, and equipment, capitalized software and goodwill dedicated to a specific operating segment. Assets not attributable to operating segments because they are not dedicated to a specific segment consist primarily of deferred tax assets, prepaid pension costs, and cash and cash equivalents. Segment assets as of December 31 were:

In millions	2008	2007
Segment assets
Americas	$904	$918
EMEA	757	924
APJ	412	447

Total segment assets	2,073	2,289
Assets not allocated to the segments:
Cash and cash equivalents	711	952
Prepaid pension cost	251	776
Deferred income taxes	713	273
Other assets not attributable to segments	507	490

Consolidated total assets	$4,255	$4,780

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2008	%	2007	%	2006	%
Revenue by Geographic Area
United States	$1,787	33%	$1,743	35%	$1,726	38%
Americas (excluding United States)	482	9%	405	8%	370	8%
Europe, Middle East, and Africa	2,066	39%	1,906	38%	1,675	36%
Japan	352	7%	323	7%	317	7%
Asia Pacific (excluding Japan)	628	12%	593	12%	494	11%

Consolidated revenue	$5,315	100%	$4,970	100%	$4,582	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2008	2007
Property, plant and equipment, net
United States	$133	$116
Americas (excluding United States)	17	27
Europe, Middle East, and Africa	78	88
Japan	60	59
Asia Pacific (excluding Japan)	20	23

Consolidated property, plant and equipment, net	$308	$313

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2008, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial software and other central components. NCR also utilizes contract manufacturers in order to complete manufacturing activities. There can be no assurances that any sudden impact to the availability or cost of these technologies or services would not have a material adverse effect on NCR’s operations.

Note 14 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2008
Total revenues	$1,183	$1,332	$1,379	$1,421
Gross margin	$259	$287	$310	$327
Operating income	$65	$62	$100	$95
Income from continuing operations, net of tax	$49	$45	$82	$55
(Loss) income from discontinued operations, net of tax	$(1)	$(1)	$(2)	$1

Net income	$48	$44	$80	$56

Basic earnings (loss) per share:
Continuing operations	$0.28	$0.27	$0.50	$0.35
Discontinued operations	$—	$(0.01)	$(0.01)	$—

Total	$0.28	$0.26	$0.49	$0.35

Diluted earnings (loss) per share:
Continuing operations	$0.28	$0.26	$0.49	$0.34
Discontinued operations	$(0.01)	$—	$(0.01)	$0.01

Total	$0.27	$0.26	$0.48	$0.35

	First	Second*	Third	Fourth
2007
Total revenues	$992	$1,179	$1,278	$1,521
Gross margin	$157	$269	$262	$352
Operating (loss) income	$(17)	$79	$38	$119
(Loss) income from continuing operations, net of tax	$(9)	$51	$33	$96
Income (loss) from discontinued operations, net of tax	$43	$47	$20	$(7)

Net income	$34	$98	$53	$89

Basic (loss) earnings per share:
Continuing operations	$(0.05)	$0.28	$0.18	$0.53
Discontinued operations	$0.24	$0.26	$0.11	$(0.04)

Total	$0.19	$0.54	$0.29	$0.49

Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$0.28	$0.18	$0.52
Discontinued operations	$0.24	$0.26	$0.11	$(0.04)

Total	$0.19	$0.54	$0.29	$0.48

*	As described in Note 1, “Description of Business and Significant Accounting Policies,” in the second quarter of 2007, the Company recorded an adjustment to increase income tax expense by $18 million relating to immaterial errors originating in prior periods. The adjustment is composed of an increase to income tax expense of $25 million due to an understatement of income tax expense in the years 2001 through 2006, and an increase to income tax expense of $1 million due to an understatement of income tax expense in the first quarter of 2007. This adjustment was offset, in part, by an adjustment to reduce income tax expense by $8 million as a result of an overstatement of income tax expense (and the related liability) in 2006 due to an error in preparing that year’s income tax provision. Of the total $18 million adjustment, the amount recorded in income from continuing operations was $11 million, and the remaining $7 million was recorded in income from discontinued operations. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2007 full year results was immaterial to the results of operations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report which appears in this Form 10-K.

/s/ WILLIAM NUTI	/s/ ANTHONY MASSETTI
William Nuti	Anthony Massetti
Chairman of the Board, Chief Executive Officer and President	Senior Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors of NCR is included in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

The Executive Officers of NCR (as of February 25, 2009) are as follows:

Name	Age	Position and Offices Held
William Nuti	45	Chairman of the Board, Chief Executive Officer and President
John Bruno	44	Executive Vice President, Industry Solutions Group
Daniel Bogan	53	Senior Vice President and General Manager, NCR Consumables
Peter Leav	38	Senior Vice President, Worldwide Sales
Peter Dorsman	53	Senior Vice President, Global Operations, and Chief Operations Officer
Andrea Ledford	43	Senior Vice President, Human Resources
Peter Lieb	53	Senior Vice President, General Counsel and Secretary
Anthony Massetti	49	Senior Vice President and Chief Financial Officer
Christine Wallace	56	Senior Vice President, NCR Services

NCR’s Executive Officers

William Nuti is NCR’s Chairman of the Board, Chief Executive Officer and President. Mr. Nuti joined NCR on August 7, 2005 as its Chief Executive Officer and President, in addition to being named as a director of the Company. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc. (“Symbol Technologies”), an information technology company, from December 2003 to August 2005. Prior to that, he was Chief Operating Officer of Symbol Technologies from July 2002 to December 2003. Mr. Nuti joined Symbol Technologies in 2002 following 10 years at Cisco Systems, Inc. (“Cisco”) where he held positions of increasing responsibility, advancing to the dual role of Senior Vice President of the company’s Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Sprint Nextel Corporation. Mr. Nuti became a director of NCR on August 7, 2005.

John Bruno became Executive Vice President on November 29, 2008. Prior to joining NCR, Mr. Bruno was a Managing Director at The Goldman Sachs Group, Inc. from August 2007 to November 2008. Prior to this position, he was Senior Vice President—General Manager, RFID Division, at Symbol Technologies from June 2005 through February 22, 2006. Mr. Bruno was Symbol Technologies’ Senior Vice President, Corporate Development, from May 2004 to June 2005, and was Symbol Technologies’ Senior Vice President, Business Development, and Chief Information Officer, from November 2002 to May 2004. Prior to joining Symbol Technologies’, Mr. Bruno served as Vice President, Technology Marketing, and Vice President, Information Technology, from June 2000 to November 2002 at Cisco.

Daniel Bogan became Senior Vice President and General Manager, Systemedia Division, now known as NCR Consumables, on January 1, 2008. Prior to assuming this position, he was Senior Vice President, Retail Solutions Division, from January 1, 2007 to December 31, 2007, and he had been Interim Senior Vice President, Retail Solutions Division, since April 26, 2006. Prior to this position, Mr. Bogan was Vice President, Americas Sales and Service, Retail Solutions Division, from September 2002 to April 26, 2006. Mr. Bogan joined NCR in 1977.

Peter Leav became Senior Vice President, Worldwide Sales, on January 29, 2009. Prior to joining NCR, he was Corporate Vice President and General Manager for Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, and Vice President and General Manager for Motorola from December 2007 to November 2008. Prior to this position, Mr. Leav was Vice President of Sales for Motorola from December 2006 to December 2007. Prior to this position, Mr. Leav was Director of Sales for Symbol Technologies from November 2004 to December 2006. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., from July 2000 to November 2004.

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

Andrea Ledford became Senior Vice President, Human Resources, on June 25, 2007. Ms. Ledford served as Interim Senior Vice President, Human Resources, from February 26, 2007 to June 24, 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc. in EMEA, Asia/Pacific and Latin America.

Peter Lieb became NCR’s Senior Vice President, General Counsel and Secretary on May 29, 2006. Prior to joining NCR, from October 2003 to February 2006, Mr. Lieb was Senior Vice President, General Counsel and Secretary at Symbol Technologies, Inc. From October 1997 to October 2003, he served in various senior legal positions at International Paper Company, a global forest products, paper and packaging company, including Vice President and Deputy General Counsel.

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

Christine Wallace became NCR’s Senior Vice President, Worldwide Customer Services Division, now known as NCR Services, in March 2006. Prior to her current position, Ms. Wallace was NCR’s Senior Vice President, Human Resources from January 2004 until she assumed her current position. From 2001 until January 2004, she was Vice President, Global Customer Services, Teradata Division. Ms. Wallace joined NCR in 1978.

Information regarding Section 16(a) beneficial ownership reporting compliance of the Company’s executive officers and directors is included in the material captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

The information regarding the Company’s Audit Committee is included in the material captioned “Committees of the Board,” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference. Information regarding NCR’s determination of an “audit committee financial expert” is included in the material captioned “Committees of the Board” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

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

The information regarding the Company’s compensation of its named executive officers is included in the material captioned “Executive Compensation” included in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference. The information regarding compensation committee interlocks and insider participation is included in the material captioned “Compensation and Human Resource Committee” included in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year and is incorporated herein by reference. The information regarding the compensation committee report is included in the material captioned “Board Compensation and Human Resource Committee Report on Executive Compensation” of NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the material captioned “Stock Ownership” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

Information regarding equity compensation plans is included in the material captioned “Equity Compensation Plan Information” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information described under the caption “Related Person Transactions” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, is incorporated herein by reference. The information regarding director independence is included in the material captioned “Corporate Governance” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to the Company’s independent registered public accounting firm is included in the material captioned “Fees Paid to Independent Registered Public Accounting Firm” in NCR’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2008 year, and is incorporated herein by reference.

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

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.		Description
2.1		Separation and Distribution Agreement, dated as of August 27, 2007 between NCR Corporation and Teradata Corporation (Exhibit 2.1 to the Form 10 of Teradata Corporation (the “Teradata Form 10”)).

3.1		Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2		Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1		Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 NCR Annual Report”)).

4.3		NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4		Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the “June 30, 2002 Quarterly Report”)).

4.5		Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% senior Notes due 2009 (Exhibit 4.5 to the June 30, 2002 Quarterly Report).

4.6	(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (Exhibit 4.6(a-c) to the June 30, 2002 Quarterly Report).

Exhibit No.	Description
10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the 1996 NCR Annual Report).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2006, filed June 4, 2008). Certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on October 2, 2008.

10.7	Tax Sharing Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007 (the “September 21, 2007 Form 8-K”)).

10.8	Form of Interim Services and Systems Replication Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the Teradata Form 10).

10.9	Employee Benefits Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the September 21, 2007 Form 8-K).

10.10	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.4 to the Teradata Form 10).

10.11	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.5 to the Teradata Form 10).

10.12	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.6 to the Teradata Form 10).

10.13	Form of Master Agreement between NCR Corporation and Teradata Corporation for Enterprise Data Warehousing Sales and Support (Exhibit 10.16 to the Teradata Form 10).

10.14	Form of Network Support Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.17 to the Teradata Form 10).

10.15	Form of Service Provider Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.18 to the Teradata Form 10).

10.16	Form of Master Reseller Agreement for Middle East and Africa between NCR Corporation and Teradata Corporation (Exhibit 10.19 to the Teradata Form 10).

10.17	NCR Management Stock Plan (Exhibit 10.8 to the 1996 NCR Annual Report).

10.17.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17.2	Amendment to NCR Management Stock Plan effective as of December 31, 2008.

Exhibit No.	Description
10.17.3	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.6.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”)).

10.17.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan (Exhibit 10.6.4 to the 2005 Annual Report).

10.18	NCR Corporation 2006 Stock Incentive Plan (Exhibit B to the Company’s Proxy Statement filed on March 10, 2006).

10.18.1	First Amendment to NCR Corporation 2006 Stock Incentive Plan dated October 9, 2006 (Exhibit 10.5 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.18.2	NCR Corporation 2006 Stock Incentive Plan amended July 27, 2007 (Exhibit 10.2 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.18.3	NCR Corporation 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008.

10.18.4	Form of 2008 Stock Option Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2008).

10.18.5	Form of 2008 Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed February 19, 2008).

10.18.6	Form of 2008 Performance Based Restricted Stock Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2008).

10.18.7	Form of 2008 Performance Based Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2008).

10.18.8	Form of 2008 Restricted Stock Unit Agreement under the NCR Corporation 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2008).

10.18.9	Form of 2009 Restricted Stock Agreement under 2006 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed December 16, 2008).

10.18.10	Form of 2009 Restricted Stock Unit Agreement under 2006 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed December 16, 2008).

10.18.11	Form of 2009 Performance Based Restricted Stock Agreement under 2006 Stock Incentive Plan (Exhibit 10.3 to the Current Report on Form 8-K filed December 16, 2008).

10.18.12	Form of 2009 Performance Based Restricted Stock Unit Agreement under 2006 Stock Incentive Plan (Exhibit 10.4 to the Current Report on Form 8-K filed December 16, 2008).

10.18.13	Form of 2009 Stock Option Agreement under 2006 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K filed December 16, 2008).

10.19	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report).

10.20	NCR Management Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on March 10, 2006).

10.21	NCR Director Compensation Program effective April 22, 2008 (incorporated by reference to Exhibit 10.7 to NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”)

10.21.1	2008 Director Option Grant Statement under the NCR Director Compensation Program (incorporated by reference to Exhibit 10.8 to the First Quarter 2008 Form 10-Q).

Exhibit No.	Description
10.21.2	2008 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (incorporated by reference to Exhibit 10.9 to the First Quarter 2008 Form 10-Q).

10.22	The Retirement Plan for Officers of NCR (Exhibit 10.11 to the NCR Corporation Registration Statement on Form 10 (No. 001-00395), dated November 25, 1996 (the “NCR Registration Statement”)).

10.22.1	Second Amendment to the Retirement Plan for Officers of NCR Corporation effective January 1, 2001 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.22.2	Third Amendment to the Retirement Plan for Officers of NCR Corporation effective June 1, 2002 (Exhibit 10.8.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).

10.22.3	Fourth Amendment to the Retirement Plan for Officers of NCR effective January 1, 2006 (Exhibit 10.7.4 to the 2005 Annual Report).

10.22.4	Fifth Amendment to the Retirement Plan for Officers of NCR effective December 31, 2006 (Exhibit 10.13.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.22.5	The Retirement Plan for Officers of NCR, Amended and Restated effective December 31, 2008.

10.23	NCR Officer Plan effective June 1, 2002 (Exhibit 10.9 to the 2002 Annual Report).

10.23.1	First Amendment to the NCR Officer Plan, executed December 17, 2004 (Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2004).

10.23.2	Second Amendment to the NCR Officer Plan effective January 1, 2006 (Exhibit 10.8.2 to the 2005 Annual Report).

10.23.3	Third Amendment to the NCR Officer Plan effective December 31, 2006 (Exhibit 10.14.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.23.4	Fourth Amendment to the NCR Officer Plan effective January 1, 2008 (Exhibit 10.23.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2007).

10.23.5	NCR Officer Plan, Amended and Restated effective December 31, 2008.

10.24	NCR Change in Control Severance Plan, dated December 13, 2005 and effective January 1, 2006 (Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2005).

10.24.1	First Amendment to the NCR Change in Control Severance Plan (Exhibit 10.15.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.24.2	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008.

10.25	NCR Supplemental Pension Plan for AT&T Transfers, restated effective January 1, 1997 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 Quarterly Report”)).

10.25.1	First Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective January 1, 2006 (Exhibit 10.12.1 to the 2005 Annual Report).

10.25.2	Second Amendment to the NCR Supplemental Pension Plan for AT&T Transfers effective December 31, 2006 (Exhibit 10.16.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.25.3	NCR Supplemental Pension Plan for AT&T Transfers, Amended and Restated effective December 31, 2008.

Exhibit No.	Description
10.26	NCR Mid-Career Hire Supplemental Pension Plan, restated effective January 1, 1997 (Exhibit 10.2 to the March 31, 1998 Quarterly Report).

10.26.1	Amendment to the Mid-Career Hire Supplemental Pension Plan effective June 1, 2002 (Exhibit 10.15.2 to the 2002 Annual Report).

10.26.2	Second Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective January 1, 2006 (Exhibit 10.13.3 to the 2005 Annual Report).

10.26.3	Third Amendment to the NCR Mid-Career Hire Supplemental Pension Plan effective December 31, 2006 (Exhibit 10.17.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.26.4	NCR Mid-Career Hire Supplemental Pension Plan, Amended and Restated effective December 31, 2008.

10.27	NCR Nonqualified Excess Plan, restated effective January 1, 1996 (Exhibit 10.3 to the March 31, 1998 Quarterly Report).

10.27.1	First Amendment to the NCR Nonqualified Excess Plan, executed December 17, 2004 (Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2004).

10.27.2	Second Amendment to the NCR Nonqualified Excess Plan effective January 1, 2006 (Exhibit 10.14.2 to the 2005 Annual Report).

10.27.3	Third Amendment to the NCR Nonqualified Excess Plan effective December 31, 2006 (Exhibit 10.18.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2006).

10.27.4	Fourth Amendment to the NCR Nonqualified Excess Plan (Exhibit 10.11 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.27.5	Fifth Amendment to the NCR Nonqualified Excess Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.27.6	Amended and Restated NCR Nonqualified Excess Plan, effective December 31, 2008.

10.28	NCR Change-In-Control Severance Plan for Key At-Risk Employees adopted effective January 1, 2003 (Exhibit 10.17 to the 2002 Annual Report).

10.29	Purchase Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (Exhibit 10.1 to the June 30, 2002 Quarterly Report).

10.30	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed August 2, 2005).

10.30.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006).

10.30.2	Second Amendment effective as of December 12, 2008 to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006.

10.31	Letter Agreement with Malcolm Collins dated February 5, 2006 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed February 9, 2006).

10.31.1	Compromise Agreement between NCR Limited and Malcolm Collins dated January 27, 2009.

10.32	Letter Agreement with Peter Lieb effective May 29, 2006 (Exhibit 10.2 to the NCR Corporation Current Report on Form 8-K filed June 1, 2006).

Exhibit No.	Description
10.32.1	First Amendment effective as of December 12, 2008 to Letter Agreement dated May 24, 2006 between NCR Corporation and Peter Lieb.

10.33	Letter Agreement dated November 19, 2007 between NCR Corporation and Anthony J. Massetti (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K dated November 20, 2007).

10.33.1	First Amendment dated December 18, 2008 to Letter Agreement dated November 19, 2007 between NCR Corporation and Anthony Massetti.

14	Code of conduct for associates for NCR Corporation (Exhibit 14 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2007).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2009.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 23, 2009.

99.1	Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

99.2	Presentation of the Company dated December 4, 2008 (Exhibit 99.1 the NCR Corporation Current Report on Form 8-K dated December 4, 2008).

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B		Column C		Column D	Column E
Description	Balance at Beginning of Period		Additions		Deductions	Balance at End of Period
			Charged to Costs & Expenses	Charged to Other Accounts
Year Ended December 31, 2008
Allowance for doubtful accounts	$19		$3	$—	$7	$15
Deferred tax asset valuation allowance	$441		$37	$—	$—	$478
Inventory excess and obsolete reserves	$147		$115	$—	$151	$111
Reserves related to business restructuring	$25		$57	$(2)	$49	$31

Year Ended December 31, 2007
Allowance for doubtful accounts	$18	(a)	$5	$—	$4	$19
Deferred tax asset valuation allowance	$686	(a)	$—	$—	$245	$441
Inventory excess and obsolete reserves	$206	(a)	$127	$—	$186	$147
Reserves related to business restructuring	$6	(a)	$70	$1	$52	$25

Year Ended December 31, 2006
Allowance for doubtful accounts	$25		$4	$—	$6	$23
Deferred tax asset valuation allowance	$634		$54	$—	$—	$688
Inventory excess and obsolete reserves	$257		$104	$—	$137	$224
Reserves related to business restructuring	$8		$1	$—	$3	$6

(a)	The beginning balance as of January 1, 2007 excludes the amounts allocated to the Teradata Data Warehousing business as it was spun-off on September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION
Date: February 25, 2009
	By:	/s/ ANTHONY MASSETTI
Anthony Massetti
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ WILLIAM NUTI William Nuti	Chairman of the Board of Directors, Chief Executive Officer and President

/s/ ANTHONY MASSETTI Anthony Massetti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director

/s/ EDWARD P. BOYKIN Edward P. Boykin	Director

/s/ GARY DAICHENDT Gary Daichendt	Director

/s/ MARK P. FRISSORA Mark P. Frissora	Director

/s/ C.K. PRAHALAD C.K. Prahalad	Director

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Director

/s/ ROBERT P. DERODES Robert P. DeRodes	Director

/s/ QUINCY ALLEN Quincy Allen	Director

Date: February 25, 2009