Form 10-Q
period 2009-03-31
NCR CORP
filed 2009-04-30
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of April 15, 2009, was approximately 158.6 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended March 31
	2009	2008
Product revenue	$458	$603
Service revenue	550	580

Total revenue	1,008	1,183

Cost of products	370	441
Cost of services	454	483
Selling, general and administrative expenses	159	159
Research and development expenses	35	35

Total operating expenses	1,018	1,118

(Loss) income from operations	(10)	65
Interest expense	5	6
Other expense (income), net	—	(7)

(Loss) income from continuing operations before income taxes	(15)	66
Income tax (benefit) expense	(1)	17

(Loss) income from continuing operations	(14)	49
Loss from discontinued operations, net of tax	—	(1)

Net (loss) income	(14)	48
Net income attributable to noncontrolling interests	1	—

Net (loss) income attributable to NCR	$(15)	$48

Amounts attributable to NCR common stockholders:
(Loss) income from continuing operations	$(15)	$49
Loss from discontinued operations, net of tax	—	(1)

Net (loss) income	$(15)	$48

(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(0.09)	$0.28

Diluted	$(0.09)	$0.28

Net (loss) income per common share
Basic	$(0.09)	$0.28

Diluted	$(0.09)	$0.27

Weighted average common shares outstanding
Basic	158.3	173.0
Diluted	158.3	175.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	March 31 2009	December 31 2008
Assets
Current assets
Cash and cash equivalents	$717	$711
Accounts receivable, net	855	913
Inventories, net	697	692
Other current assets	254	241

Total current assets	2,523	2,557

Property, plant and equipment, net	297	308
Goodwill	83	84
Prepaid pension cost	224	251
Deferred income taxes	627	645
Other assets	387	410

Total assets	$4,141	$4,255

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$301	$301
Accounts payable	463	492
Payroll and benefits liabilities	134	210
Deferred service revenue and customer deposits	385	317
Other current liabilities	355	373

Total current liabilities	1,638	1,693

Long-term debt	7	7
Pension and indemnity plan liabilities	1,386	1,424
Postretirement and postemployment benefits liabilities	365	359
Deferred income taxes	10	9
Income tax accruals	145	155
Other liabilities	141	143

Total liabilities	3,692	3,790
Commitments and contingencies (Note 8)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 158.6 and 158.1 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	252	248
Retained earnings	1,819	1,834
Accumulated other comprehensive loss	(1,649)	(1,644)

Total NCR stockholders’ equity	424	440
Noncontrolling interests in subsidiaries	25	25

Total stockholders’ equity	449	465

Total liabilities and stockholders’ equity	$4,141	$4,255

See notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Three Months Ended March 31
	2009	2008
Operating activities
Net (loss) income	$(14)	$48
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	—	1
Depreciation and amortization	28	29
Stock-based compensation expense	4	10
Deferred income taxes	—	7
Gains on sale of property, plant and equipment	—	(17)
Changes in operating assets and liabilities:
Receivables	58	119
Inventories	(5)	(35)
Current payables and accrued expenses	(117)	(94)
Deferred service revenue and customer deposits	68	73
Employee severance and pension	18	(21)
Other assets and liabilities	(2)	(39)

Net cash provided by operating activities	38	81

Investing activities
Expenditures for property, plant and equipment	(10)	(17)
Proceeds from sales of property, plant and equipment	—	38
Additions to capitalized software	(15)	(15)

Net cash (used in) provided by investing activities	(25)	6

Financing activities
Repurchases of Company common stock	(1)	(193)
Proceeds from employee stock plans	2	4

Net cash provided by (used in) financing activities	1	(189)
Cash flows from discontinued operations
Net cash used in operating activities	—	(13)
Effect of exchange rate changes on cash and cash equivalents	(8)	14

Increase (decrease) in cash and cash equivalents	6	(101)
Cash and cash equivalents at beginning of period	711	952

Cash and cash equivalents at end of period	$717	$851

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2008.

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

Out of Period Adjustments In the first quarter of 2009, the Company recorded an adjustment to decrease product revenue by $12 million and cost of products by $10 million, which resulted in a net decrease in gross margin and net income of $2 million. The adjustment relates to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. The Company determined that the impact of this error on the 2008 annual financial statements and related interim periods, as well as its correction in 2009 on the expected full year 2009 financial statements, is immaterial and as such has recorded this correction in the first quarter of 2009.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended March 31
	2009	2008
Comprehensive (Loss) Income
(Loss) income from continuing operations	$(14)	$49
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	—	(2)
Unrealized gain on derivatives accounted for as hedges	4	—
Amortization of costs associated with pension, postemployment and postretirement benefits	26	15
Currency translation adjustments	(36)	32

Comprehensive (loss) income from continuing operations	(20)	94
Comprehensive loss from discontinued operations	—	(1)

Total comprehensive (loss) income	(20)	93
Comprehensive income attributable to noncontrolling interests	—	3

Comprehensive (loss) income attributable to NCR	$(20)	$90

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and the noncontrolling interests for the three months ended March 31, 2009 and March 31, 2008:

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2007	$1,776	$1,757	$19

Net income	48	48	—

Other comprehensive income, net of tax:
Currency translation adjustments	32	29	3
Unrealized losses on securities	(2)	(2)	—
Benefit plans	15	15	—

Comprehensive income	93	90	3

Net share issuance and repurchase activity	(180)	(180)	—

March 31, 2008	$1,689	$1,667	$22

December 31, 2008	$465	$440	$25

Net (loss) income	(14)	(15)	1
Other comprehensive loss, net of tax:
Currency translation adjustments	(36)	(35)	(1)
Benefit plans	26	26	—
Unrealized gain on derivatives	4	4	—

Comprehensive loss	(20)	(20)	—

Net share issuance and repurchase activity	4	4	—

March 31, 2009	$449	$424	$25

In millions	March 31 2009	December 31 2008
Inventories, net
Work in process and raw materials	$140	$137
Finished goods	170	171
Service parts	387	384

Total inventories, net	$697	$692

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141 (revised 2007) In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations. SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, intangible assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements; however, future business combinations will be measured and recorded in accordance with SFAS 141R.

Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest (formerly known as minority interest) in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. In accordance with SFAS 160, we have changed the presentation of our Condensed Consolidated Financial Statements, including the presentation of noncontrolling interests’ share of income or loss separately from net income attributable to NCR’s common stockholders’ and the presentation of the noncontrolling interest within equity and have provided additional disclosures required by the standard in Note 2, “Supplemental Financial Information”.

FASB Staff Position No. 157-2 In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 as it relates to nonfinancial assets and liabilities in the first quarter of 2009. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements; however, we have provided additional disclosures as required by FSP 157-2 in Note 12, “Fair Value of Assets and Liabilities”.

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements; however, we have enhanced certain disclosures to comply with the new standard. See Note 14, “Derivatives and Hedging Instruments” for the additional disclosures.

FASB Staff Position No. FAS 142-3 In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3, effective January 1, 2009, did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Emerging Issues Task Force Issue 08-6 In November 2008, the EITF issued their final consensus for EITF Issue 08-6 (EITF 08-6), Equity Method Investment Accounting Considerations. EITF 08-6 provides guidance regarding certain matters related to the accounting for equity method investments, including the method of determining the initial carrying value of such investments, the method for measuring and recognizing other-than-temporary impairments, and the accounting for share issuance by investees. EITF 08-6 applies prospectively to transactions that occur on or after the beginning of the first annual reporting period, including interim periods, on or after December 15, 2008 and coincides with the effective date of SFAS 141(R). The adoption of EITF 08-6 effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Emerging Issues Task Force Issue 08-7 In November 2008, the EITF issued their final consensus for EITF Issue 08-7 (EITF 08-7), Accounting for Defensive Intangible Assets. EITF 08-7 requires entities to fair value and determine the useful life of acquired intangible assets under SFAS 141(R) when the entity has no intention of actively using, or intends to discontinue the use of, the intangible asset, but holds it to prevent others from obtaining access to it. EITF 08-7 applies prospectively to transactions that occur on or after the beginning of the first annual reporting period, including interim periods, on or after December 15, 2008 and coincides with the effective date of SFAS 141(R). The adoption of EITF 08-7 effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 132(R)-1 In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires additional disclosures by public companies regarding plan assets of defined benefit pension or other postretirement benefit plans. The FSP requires additional disclosures regarding the investment allocation decision making process, the fair value of each major category of plan assets, and the inputs and valuation techniques used to measure the fair value of the plan assets. The FSP is effective for fiscal years ending after December 15, 2009; however, early application is permitted. The provisions of the FSP will not be required for earlier periods presented for comparative purposes. We will adopt the FSP upon its effective date and report the required disclosures in our Form 10-K for the period ending December 31, 2009.

FASB Staff Position No. FAS 141(R)-1 In February 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 (FSP 107-1 and 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for the interim period ending after June 15, 2009. The adoption of the FSP will not have an impact on the Company’s Condensed Consolidated Financial Statements; however, we will include the required fair value disclosures.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas, EMEA and APJ.

The Company made $10 million in severance payments during the first quarter of 2009. As of March 31, 2009, there is a remaining accrued liability balance of $14 million, including the impact of $2 million related to foreign currency fluctuation, as compared to $26 million as of December 31, 2008. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

The actions taken to date are expected to generate incremental, annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and expect to achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs and related savings from these additional activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impacts thereof.

Manufacturing Realignment In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. The remaining reserve balance of approximately $1 million as of March 31, 2009 is recorded in the Condensed Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

The following table summarizes the total liabilities for these realignment activities, which are included on the Condensed Consolidated Balance Sheets in other current liabilities.

In millions	2008 Organizational Realignment	2007 Manufacturing Realignment	Total
Employee Severance and Other Benefits
Balance as of January 1, 2009	$26	$1	$27
Foreign currency translation adjustments	(2)	—	(2)
Payments made during the quarter ended March 31, 2009	(10)	—	(10)

Ending balance as of March 31, 2009	$14	$1	$15

Real estate consolidation and restructuring During the first quarter of 2008, the Company recognized a $16 million gain in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations from the sale of a manufacturing facility in Canada, which had a net book value of $4 million.

5. IDENTIFIABLE INTANGIBLE ASSETS

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from two to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	March 31, 2009		December 31, 2008
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	3 - 5	$5	$(4)	$5	$(4)
Intellectual property	2 - 5	49	(37)	49	(35)

Total identifiable intangible assets		$54	$(41)	$54	$(39)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	Three months ended March 31 2009	For the year ended (estimated)
In millions		2009	2010	2011	2012
Amortization expense	$2	$9	$4	$1	$1

6. STOCK COMPENSATION PLANS

As of March 31, 2009, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, as follows:

In millions	Three Months Ended March 31
	2009	2008
Stock options	$4	$4
Restricted stock	—	6

Total stock-based compensation (pre-tax)	4	10
Tax benefit	(1)	(3)

Total stock-based compensation (net of tax)	$3	$7

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was lower in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due primarily to a reduction in the expected achievement level associated with certain performance-based restricted stock grants. NCR grants performance-based restricted stock that requires us to estimate NCR’s future performance against certain measures including return on capital and cumulative net operating profit levels at the end of a three-year performance period. On a quarterly basis, the Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. As of March 31, 2009, management determined that it was likely that the Company would achieve a lower level of performance against the performance criteria than previously estimated, which resulted in a reduction in the expected shares to be issued and related stock-based compensation expense.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $4.78 for the three months ended March 31, 2009 and $7.30 for the three months ended March 31, 2008.

	Three Months Ended March 31
	2009	2008
Dividend yield	—	—
Risk-free interest rate	1.70%	2.55%
Expected volatility	41.0%	31.8%
Expected holding period (years)	5.0	5.1

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

As of March 31, 2009, the total unrecognized compensation cost of $27 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.6 years. As of March 31, 2009, the total unrecognized compensation cost of $37 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.2 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended March 31 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2009	2008	2009	2008	2009	2008
Net service cost	$—	$—	$5	$8	$5	$8
Interest cost	49	48	20	27	69	75
Expected return on plan assets	(45)	(62)	(25)	(33)	(70)	(95)
Amortization of:
Prior service cost	—	—	—	2	—	2
Actuarial loss	25	—	9	16	34	16

Net benefit cost (income)	$29	$(14)	$9	$20	$38	$6

The net periodic benefit income of the postretirement plan is:

	Three Months Ended March 31
In millions	2009	2008
Interest cost	$1	$2
Amortization of:
Prior service benefit	(3)	(3)
Actuarial loss	1	1

Net benefit income	$(1)	$—

The net periodic benefit cost of the postemployment plan is:

	Three Months Ended March 31
In millions	2009	2008
Net service cost	$6	$6
Interest cost	3	4
Amortization of:
Actuarial loss	3	3

Net benefit cost	$12	$13
Restructuring severance cost	(1)	—

Total postemployment cost	$11	$13

Employer Contributions

Pension For the three months ended March 31, 2009, NCR contributed approximately $14 million to its international pension plans and $2 million to its executive pension plan. NCR anticipates contributing an additional $97 million to its international pension plans for a total of $111 million and $7 million to its executive pension plan for a total of $9 million in 2009. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2009.

Postretirement For the three months ended March 31, 2009, the Company made $5 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $11 million to its U.S. postretirement plan for a total of $16 million in 2009.

Postemployment For the three months ended March 31, 2009, NCR contributed approximately $9 million to its postemployment plans, all of which related to the organizational realignment initiative which began in the second quarter of 2008. NCR anticipates contributing an additional $55 million to its postemployment plans in 2009 for a total of $64 million. The total anticipated contributions include approximately $17 million related to all realignment initiatives.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2009 cannot currently be reasonably determined.

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

In March 2008, NCR was served with a complaint filed in federal court in California by an employee in its NCR Services organization alleging violations of the Fair Labor Standards Act (FLSA) and California state law. The complaint alleges that the plaintiff and other employees in the Customer Engineer (CE) job classification are engaged in “off-the-clock” work for which they are not compensated, as well as working through unpaid meal and rest breaks in violation of law. In addition, on October 7, 2008, NCR and its services subsidiary, First Level Technology LLC (First Level) were served with a similar FLSA and state law complaint filed in federal court in Chicago, Illinois. There are presently 6 plaintiffs (current and former CEs) in the Chicago action. On February 23, 2009, NCR and the plaintiff class representative in the California action, entered into a settlement agreement potentially covering both the NCR and First Level CEs, subject to court approval and to certain opt-in and opt-out requirements concerning the putative class members. The court approval occurred in April 2009 and the class member opt-in process is expected to conclude in the third quarter of 2009. NCR recorded an accrual of $12 million as of December 31, 2008 to recognize the Company’s liability under the settlement as well as other expenses related to the lawsuits, including the payment of administrative costs, certain employee taxes, and other expenses.

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

In July 2003, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) issued their final clean-up plan (known as a Record of Decision, or ROD) for the largest portion of the Fox River. The ROD addressed the lower part of the Fox River and portions of Green Bay, where USEPA and WDNR (the Governments) estimate the bulk of the sediments that need to be remediated are located. In two portions of the lower part of the Fox River covered by the ROD — Operable Units (OUs) 3 and 4—the Governments selected large-scale dredging as the clean-up approach and estimated that cost at approximately $284 million. The Governments also identified “capping” the river bed with appropriate materials as a “contingent remedy” to be evaluated during the remedial design process. For Green Bay, or OU 5, the Governments selected monitored natural attenuation as the clean-up approach at an estimated cost of approximately $40 million. Earlier, in January 2003, the Governments had issued their ROD for the upper portions of the Fox River projecting the cost of that work to be approximately $65 million for OU 1 and $10 million for OU 2. Combining the cost estimates from both RODs issued in 2003, the Governments expected the selected remedies for all five OUs to cost approximately $400 million, exclusive of contingencies.

By letter dated September 30, 2003, the Governments notified NCR and the seven other PRPs of their potential liability for remediation of the lower portions of the Fox River and requested that one or more of the PRPs enter into an agreement with the Governments to perform the engineering design work for the clean-up of OUs 2 through 5. In response, in 2004, NCR and GP entered into an Administrative Order on Consent (AOC) with the Governments to perform this design work, which has been substantially completed.

In April 2006, NCR and U.S. Paper Mills entered into a consent decree with the Governments to undertake a remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work). The consent decree was approved in November 2006 by the federal court in Wisconsin, and most of the work was performed during 2007. The remaining work will be combined with the rest of the OU 2 through 5 remedial action discussed below, although the consent decree will be kept open formally until all work in the Phase 1 area is complete. The estimated remaining costs of this project are included in the estimates discussed below.

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

In October 2007, certain of the PRPs issued a request for proposals (RFP), seeking bids from contractors for the type of contractual arrangement for the lower river clean-up work consistent with the then ongoing settlement discussions. Initial responses to the RFP were received in mid-December 2007, and subsequent modified responses, reflecting alternative contracting approaches, were received in the first quarter of 2008. Contract negotiations with one of the contractors, Tetra Tech, began in the second quarter of 2008, and concluded in April 2009. During that time Tetra Tech performed certain preparatory work pursuant to an interim contract with API. In tandem with the negotiations, certain PRPs and the Governments identified various potential “value engineering” projects intended to reduce the costs of the remediation (the cost savings of the value engineering projects are intended to be shared with Tetra Tech, so as to provide incentives for Tetra Tech to pursue the initiatives).

In its meeting on April 22, 2009, the NCR Board of Directors approved the proposed Tetra Tech contract, and also approved the formation of a limited liability corporation (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced after the contract was entered into. The Company and API will fund the LLC’s near-term operations in an amount to be determined. Such funding will be subject to regular replenishment on an ongoing basis tied to the long-term remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause”, an event the Company currently considers remote. The amount of the note, which can be called only in the event of specified occurrences set forth in the contract, is calculated on a formula tied to conditions set forth in the contract.

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR, API and the other PRPs are working with the Governments to implement certain provisions of the Order, which among other things requires full-scale remediation to begin in 2009. Construction of a facility to house the remediation operations in Green Bay, Wisconsin has been completed, and in-water work began in April of 2009.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

On January 7, 2008, NCR and API filed a lawsuit in federal court, which is currently pending in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River. The suit was initially filed against the George A. Whiting Paper Company, and several defendants were added to the suit in the following months, including all of the original recipients of the November 13, 2007 Order (the “allocation litigation”). As of March 31, 2009, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” for December 1, 2009, limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limits initial discovery proceedings to the same questions. Upon completion of this “Phase I” of the case, the court will enter a new Case Management and Scheduling Order that will govern further proceedings in the case.

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

For the first factor described above, NCR utilizes a best estimate of $837 million as the total of the clean-up costs for each of the segments of the river. As previously reported, prior to the quarter ended December 31, 2008, NCR had used an estimate of $613 million for this factor. The estimated total cost amount of $837 million includes estimates for the OU 1 through OU 5 work, including the amount of the newly signed Tetra Tech contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for possible cost overruns and unexpected expenses; a 5% contingency for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the contingency applicable to cost overruns and unexpected expenses were to be doubled from 15% to 30%, the total cost would increase to approximately $931 million.

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

In light of several factors—among them, the remedial design work conducted by NCR and GP, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Order for clean-up of the lower river, the pending allocation litigation referenced above, efforts by NCR and API to identify other parties with potential responsibility for the clean-up, ongoing negotiations with contractors about the cost of implementing the work required under the Order, and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. In addition, the current economic recession may have impacts on the Fox River clean-up, in particular with respect to the ability of PRPs to meet their obligations with respect to the cleanup or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that company’s potential contributions to the clean-up cannot be determined at this time. Further, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of March 31, 2009, the reserve for the Fox River matter was approximately $84 million, compared to $88 million as of December 31, 2008. The $4 million decrease in the reserve is due to payments made for clean up activities and legal fees in the first quarter of 2009, off set by a decrease in the indemnification receivable discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $39 million as of March 31, 2009, and is deducted in determining the net reserve discussed above. This receivable, which was approximately $45 million as of December 31, 2008, has decreased primarily due to the effect of insurance recoveries. The receivable balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the receivable in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the receivable. The Company is not able to predict precisely when it expects its actual payments to achieve the indemnity threshold; however, we do not expect that to occur prior to 2010 or later, depending primarily on whether NCR receives further insurance recoveries.

In connection with the Fox River matter, NCR has reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $46 million over the past several years, including the first quarter of 2009. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. The Company is also engaged in litigation against several other insurance carriers in connection with the Fox River matter; that case, previously scheduled to go to trial in a Wisconsin state court in April of 2009, has been stayed pending the resolution of an appeal in API’s separate case against its insurance carriers.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of March 31, 2009, because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. NCR had no obligations related to such guarantees and therefore, its financial statements do not have any associated liability balance as of March 31, 2009 or December 31, 2008.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2009	2008
Warranty reserve liability
Beginning balance as of January 1	$24	$13
Accruals for warranties issued	11	12
Settlements (in cash or in kind)	(16)	(12)

Ending balance as of March 31	$19	$13

The decrease in warranties issued in the first quarter of 2009 as compared to the first quarter of 2008 was due to lower revenues in the first quarter of 2009. The reserve liability as of March 31, 2009 increased as compared to the balance as of March 31, 2008 due to higher product revenues during 2008 and an increase in the standard warranty period for some products in certain geographies. In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions of SOP 97-2, NCR applies the provisions of FTB 90-1. In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term. Amounts associated with these extended warranties are not included in the table above.

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

9. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended March 31, 2009 was 7% as compared to an effective tax rate of 26% for the three months ended March 31, 2008. The lower effective tax rate in the first quarter of 2009 was due to an operating loss before income taxes and accruals related to uncertain tax positions.

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and unvested restricted stock awards.

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three Months Ended March 31
	2009	2008
Amounts attributable to NCR common stockholders:

(Loss) income from continuing operations	$(15)	$49
Loss from discontinued operations	—	(1)

Net (loss) income applicable to common shares	(15)	48

Weighted average outstanding shares of common stock	158.3	173.0
Dilutive effect of employee stock options and restricted stock	— *	2.7

Common stock and common stock equivalents	158.3	175.7

(Loss) earnings per share attributable to NCR common stockholders:

Basic (loss) earnings per share:
From continuing operations	$(0.09)	$0.28
From discontinued operations	$—	$—

Net (loss) earnings per share (Basic)	$(0.09)	$0.28

Diluted (loss) earnings per share:
From continuing operations	$(0.09)	$0.28
From discontinued operations	$—	$(0.01)

Net (loss) earnings per share (Diluted)	$(0.09)	$0.27

*	In accordance with SFAS No. 128, Earnings per Share, potential common shares that would cause dilution, such as stock options and restricted stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009, because their inclusion would have been anti-dilutive due to the loss from continuing operations. As of March 31, 2009, 1.1 million shares were excluded and fully diluted shares would have been 159.4 million shares, absent the loss from continuing operations.

Options to purchase approximately 7.9 million shares of common stock for the first quarter of 2009 and approximately 0.5 million shares for the first quarter of 2008 were outstanding but were not included in the computation of diluted (loss) earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

11. SEGMENT INFORMATION

NCR’s products, services, and solutions enable our customers to connect, interact and transact with their customers and include: ATM hardware and software, traditional point-of-sale (POS) and self checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation, implementation, and customer support services; as well as the maintenance and sale of third-party products and services. NCR manages its businesses on a functional geographic model and as a result, the Company reports on the following segments:

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

The following table presents revenue and gross margin by segment:

	Three Months Ended March 31
In millions	2009	2008
Revenue by segment
Americas	$459	$487
EMEA	386	493
APJ	163	203

Total revenue	1,008	1,183

Gross margin by segment
Americas	80	93
EMEA	92	122
APJ	33	46

Total - Segment gross margin	205	261

Selling, general and administrative expenses	146	174
Research and development expenses	31	32
Pension expense	38	6
Other adjustments (1)	—	(16)

(Loss) income from operations	$(10)	$65

(1)	Includes a $16 million gain from the sale of a manufacturing facility in Canada for the three months ended March 31, 2008.

The following table presents revenue from products and services for NCR:

	Three Months Ended March 31
In millions	2009	2008
Product revenue	$458	$603
Professional and installation services revenue	120	136

Total solution revenue	578	739
Support services revenue	430	444

Total revenue	$1,008	$1,183

12. FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Level 3: Unobservable inputs for which there is little or no market data

NCR measures its assets and liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2009 are set forth as follows:

In millions		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Deposits held in money market funds(1)	$463	$463	$—	$—
Time deposits(1)	71	71	—	—
Available-for-sale securities(2)	17	17	—	—
Foreign exchange forward contracts	6	—	6	—

Total	$557	$551	$6	$—

Liabilities
Foreign exchange forward contracts	$12	$—	$12	$—

Total	$12	$—	$12	$—

(1)	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Included in Other assets in the Condensed Consolidated Balance Sheet.

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

Available-For-Sale Securities The Company has investments in mutual funds and equity securities that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan. As a result, available-for-sale securities are classified within Level 1 of the valuation hierarchy.

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

Interest Rate Swap NCR entered into an interest rate swap agreement (swap) in 2003 as part of its risk management strategy. The swap utilized effectively modifies a portion of the exposure to interest rate risk by converting a portion of the Company’s fixed-rate debt to a variable rate. The fair value of the swap is determined using the income approach, calculated based on LIBOR yield curves at the reporting date and is considered a Level 2 measure. As of March 31, 2009, the fair value of the swap was less than $1 million and therefore, it is not presented in the table above.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents the Company’s only asset that was measured at fair value on a non-recurring basis as of March 31, 2009, and the resulting loss recorded for the three months then ended:

		Fair Value Measurements at Reporting Date Using
In millions Description	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Losses) for the Three Months Ended March 31, 2009
TNR - nonmarketable equity investment	$4	$—	$—	$4	$(5)

The equity method investment in TNR Holdings Corp. (TNR), an operator of movie rental kiosks, was written down to its fair value of $4 million, resulting in an impairment charge of $5 million, which has been recorded in other income and expense in the Condensed Consolidated Statement of Operations.

We measured the fair value of our investment in TNR utilizing the income approach that is based on the use of the discounted cash flows of TNR, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with TNR. Our investment in TNR has been classified as Level 3 as we used unobservable inputs to value this investment, which requires management to exercise judgment due to the absence of observable inputs such as market prices.

13. DEBT OBLIGATIONS

In June 2002, the Company issued $300 million of senior unsecured notes with an interest rate of 7.125% that will be repaid when due on June 15, 2009. The notes contain certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such notes. NCR was in compliance with these covenants as of March 31, 2009. As these notes are due on June 15, 2009, they are classified as short-term on the Condensed Consolidated Balance Sheet.

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative, and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of March 31, 2009. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of March 31, 2009, LIBOR margin would have been 42.5 basis points. No amount was outstanding under the facility as of March 31, 2009.

14. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to risks associated with changes in foreign currency exchange rates and interest rates. NCR utilizes a variety of measures to monitor and manage these risks, including the use of derivative financial instruments. NCR has exposure to approximately 50 functional currencies. Due to our global operations, weakness in some of these currencies is sometimes offset by strengths in others. Since a substantial portion of our operations and revenues occur outside the United States (U.S.), and in currencies other than the U.S. Dollar, our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates.

SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended (SFAS 133), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. In accordance with SFAS 133, the Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception. The Company has also entered into an interest rate swap that has been designated as a fair value hedge of fixed-rate borrowings as it has been determined to be highly effective in accordance with SFAS 133.

Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and of foreign currency denominated sales by our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in other comprehensive income (OCI) and reclassified to income when the underlying, hedged transaction has been completed and is recorded in earnings. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest rate risk associated with our borrowing is not considered material to our consolidated financial position, results of operations or cash flows as of March 31, 2009. This is based on the level of current borrowings and maturity dates. We utilize an interest rate swap related to our $300 million senior unsecured notes, which effectively modifies $50 million of the senior unsecured notes’ exposure to interest rate risk by converting it from fixed-rate to variable-rate debt.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

	Fair Values of Derivative Instruments
	Asset Derivatives March 31, 2009		Liability Derivatives March 31, 2009
In millions	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other assets	$5	Other liabilities	$9
Interest rate swap*	—	—	Short-term borrowings	—

Total derivatives designated as hedging instruments under SFAS 133		$5		$9

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other assets	$1	Other liabilities	$3

Total derivatives not designated as hedging instruments under SFAS 133		$1		$3

Total derivatives		$6		$12

*	The fair value is less than $1 million and is therefore not presented in the above table.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 is as follows:

In millions Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Interest rate swap*	Interest expense	$—

*	The amount recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 was less than $1 million and is therefore not presented in the table above.

In millions Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$4	Cost of products	$(2)	Other income	(expense)	$—

In millions Derivatives not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Foreign exchange contracts	Other income (expense)	$—
Foreign exchange contracts	Cost of products	$8

15.	SUBSEQUENT EVENT

On April 21, 2009, NCR entered into an agreement to acquire the remaining 80.4% equity interest in TNR. The acquisition will be accounted for as a business combination under SFAS 141(R).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2009:

•	Revenue declined 15% from the prior year period due to continued economic weakness;

•	Foreign currency fluctuations negatively impacted revenue by 5%;

•	NCR continued to accelerate cost reduction initiatives;

•	NCR ended the first quarter with a strong cash position;

•	NCR announced an investment in the entertainment industry

In the first quarter of 2009, we continued to focus on our strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2009 are as follows:

1)	Gain profitable share We continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company continues to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare and public sector, entertainment, and software and technology. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. One example of this was our April 2009 acquisition of TNR Holdings Corp. and the announcement of our intention to invest approximately $60 million in the entertainment industry during the coming year.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. While we continued to make progress in this regard in the first quarter, we intend to ensure that our execution throughout the remainder of 2009 will allow us to capture efficiencies and intended cost savings.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability provides us a growing competitive advantage in winning customers and it provides NCR with an ever-more attractive and stable revenue source.

5)	Focus on working capital and balance sheet In 2008, NCR made significant improvements managing working capital, especially in the areas of accounts receivable and inventory. In 2009, we will continue to focus on these areas to further improve our operating cash flow and working capital position. The Company will continue to make investments in areas that generate maximum growth, such as self-service research and development and demand creation.

We expect to continue with these initiatives for the remainder of 2009 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

The following table shows our results for the three months ended March 31:

In millions	2009	2008
Revenue	$1,008	$1,183
Gross margin	$184	$259
Gross margin as a percentage of revenue	18.3%	21.9%
Operating expenses
Selling, general, and administrative expenses	$159	$159
Research and development expense	35	35

(Loss) income from operations	$(10)	$65

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

In millions	2009	2008
Product revenue	$458	$603
Cost of products	370	441

Product gross margin	88	162

Product gross margin as a percentage of revenue	19.2%	26.9%

Services revenue	$550	$580
Cost of services	454	483

Services gross margin	96	97

Services gross margin as a percentage of revenue	17.5%	16.7%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Revenue decreased 15% from the first quarter of 2008 primarily due to the difficult economic environment, which negatively impacted sales volumes for both products and services. The effects of foreign currency fluctuations provided a negative impact to revenue of 5% in the first quarter of 2009. In the first quarter of 2009, our product revenue decreased 24% and services revenue decreased 5% as compared to the first quarter of 2008. The decrease in product revenue was primarily due to sales declines across all of our geographic segments, with significant declines in Europe, Middle East, and Africa (EMEA) and Asia Pacific and Japan (APJ). This was attributable to the overall market and economic conditions and its effect on capital spending, especially on customers in the financial services and retail and hospitality industries. The decrease in services revenue was primarily due to the effects of foreign currency.

Gross Margin

Gross margin as a percentage of revenue for the three months ended March 31, 2009 was 18.3% compared to 21.9% in the first quarter of 2008. Product gross margin of 19.2% in the first quarter of 2009 declined 7.7 percentage points from 26.9% in the first quarter of 2008. The decline in the product gross margin was due to lower volumes, which resulted in reduced operating leverage and an unfavorable sales mix as compared to the prior year first quarter. These items offset cost savings achieved through our manufacturing realignment and continued focus on cost reduction actions in the first quarter of 2009. Services gross margin increased to 17.5%

for the first quarter of 2009 from 16.7% in the first quarter of 2008. Services gross margin was negatively impacted by $18 million in higher pension expense or 3% as a percentage of service revenue in the first quarter of 2009 as compared to the first quarter of 2008. Lower labor costs from reduced headcount and increased productivity in the first quarter of 2009 as compared to the first quarter of 2008 more than offset the impact of higher pension expense, which resulted in an increase in services gross margin.

Restructuring and Re-engineering

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas, EMEA and APJ.

The Company made $10 million in severance payments during the first quarter of 2009. As of March 31, 2009, there is a remaining accrued liability balance of $14 million, including the impact of $2 million related to foreign currency fluctuation, as compared to $26 million as of December 31, 2008. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

The actions taken to date are expected to generate incremental, annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and expect to achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs and related savings from these additional activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impacts thereof.

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

Manufacturing Realignment In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. The remaining reserve balance of approximately $1 million as of March 31, 2009 is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

Real estate consolidation and restructuring During the first quarter of 2008, the Company recognized a $16 million gain in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations from the sale of a manufacturing facility in Canada, which had a net book value of $4 million.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2009 and 2008 were impacted by certain employee benefit plans as shown below:

In millions	2009	2008
Pension expense	$38	$6
Postemployment expense	11	13
Postretirement benefit	(1)	—

Total Expense	$48	$19

During the three months ended March 31, 2009, NCR incurred $38 million of pension expense compared to $6 million in the first quarter of 2008. The increase was primarily due to lower expected return on plan assets and increased actuarial loss amortization due to the loss on assets that we experienced in 2008.

Postemployment plan expense during the first quarter of 2009 decreased to $11 million from $13 million during the same time period in 2008. The decrease was driven primarily by a $1 million adjustment in the expected costs of the 2008 organizational realignment initiative. These realignment initiatives are described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were unchanged in the first quarter of 2009 as compared to the first quarter of 2008. As a percentage of revenue, these expenses were 15.8% in the first quarter of 2009 compared to 13.4% in the first quarter of 2008. In the first quarter of 2009, pension expense was $13 million as compared to $1 million in the first quarter of 2008. In the first quarter of 2008, selling, general, and administrative expenses included a gain of $16 million from the sale of a manufacturing facility in Canada. After considering these items, selling, general, and administrative expenses decreased in the first quarter of 2009 due to the Company’s acceleration of cost reduction measures, the benefit of cost savings from the organizational realignment initiated in the prior year, and the favorable impact of foreign exchange fluctuations. Cost reduction measures enacted in the first quarter of 2009 included limiting discretionary expenses and the reduction of incentive compensation.

Research and Development Expenses

Research and development expenses were unchanged in the first quarter of 2009 as compared to the first quarter of 2008. Research and development expenses as a percentage of revenue increased to 3.5% in the first quarter of 2009 from 3.0% in the first quarter of 2008. The increase in research and development expenses as a percentage of revenue was due to the decline in revenue. In the first quarter of 2009, cost reduction measures that included limiting discretionary spending were offset in part by a $1 million increase in pension expense in the first quarter of 2009 as compared to the first quarter of 2008.

Interest and Other Income Items

Interest expense remained consistent in the first quarter of 2009 with the prior year period.

Other income, net decreased by $7 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to a decrease in interest income of $6 million. Other income includes items such as gains or losses on equity investments, costs and recoveries related to environmental matters that relate to businesses previously disposed of, and interest income. Interest income was $2 million in the first quarter of 2009 compared to $8 million in the first quarter of 2008. The decrease in interest income was primarily due to lower interest rates earned on excess, invested cash during the first quarter of 2009. Other income in the first quarter of 2009 included a $5 million benefit related to the settlement of insurance recoveries related to the Fox River environmental matter, which was offset by an impairment charge of $5 million related to one of NCR’s equity method investments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended March 31, 2009 was 7% as compared to an effective tax rate of 26% for the three months ended March 31, 2008. The lower effective tax rate in 2009 was due to an operating loss before income taxes and accruals related to uncertain tax positions.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Revenue and Gross Margin by Segment

NCR’s products, services, and solutions enable our customers to connect, interact and transact with their customers and include: ATM hardware and software, traditional point-of-sale (POS) and self checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation, implementation, and customer support services; as well as the maintenance and sale of third-party products and services. NCR manages its businesses on a functional geographic model and as a result, the Company reports on the following segments:

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

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment gross margin. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment gross margin, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense on segment gross margin, which was $21 million in the first quarter of 2009 and $2 million in the first quarter of 2008, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended March 31:

In millions	2009	2008
Revenue	$459	$487
Gross margin	$80	$93
Gross margin as a percentage of revenue	17.4%	19.1%

Americas segment revenue decreased 6% during the first quarter of 2009 as compared to the first quarter of 2008. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%. The decline in revenue was due to lower volumes in the United States (US), primarily attributed to customers in the retail and hospitality industry. Customers in the retail and hospitality industry have been negatively affected by continued weakness in retail sales and the US macroeconomic environment.

Gross margin as a percentage of revenue decreased 1.7 percentage points in the first quarter of 2009 as compared to the first quarter of 2008. Gross margin was negatively impacted by lower volumes in the United States that negatively impacted gross margin in addition to unfavorable product mix as compared to the prior year first quarter.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended March 31:

In millions	2009	2008
Revenue	$386	$493
Gross margin	$92	$122
Gross margin as a percentage of revenue	23.8%	24.7%

EMEA segment revenue decreased 22% during the first quarter of 2009 as compared to the first quarter of 2008. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 9%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services and retail and hospitality industries, especially in the United Kingdom and Eastern Europe. The decrease in sales was due to the global economic environment, which has negatively impacted capital spending.

Gross margin as a percentage of revenue decreased .9 percentage points in the first quarter of 2009 as compared to the first quarter of 2008. Gross margin was negatively impacted by lower sales volumes that more than offset cost savings achieved by our manufacturing and organizational realignment initiatives.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the three months ended March 31:

In millions	2009	2008
Revenue	$163	$203
Gross margin	$33	$46
Gross margin as a percentage of revenue	20.2%	22.7%

APJ revenue decreased 20% during the first quarter of 2009 as compared to the first quarter of 2008. As further discussed in Note 1, “Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements, we reversed approximately $12 million of revenue in the first quarter of 2009 that had been incorrectly recorded during 2008. This adjustment decreased revenue by 6% in the first quarter of 2009 as compared to the first quarter of 2008. Foreign currency fluctuations negatively impacted revenue by 5% in the quarter-over-quarter comparison. During the first quarter of 2009, revenue was negatively impacted by significant product sales declines in Japan and, to a lesser extent, weakness in both Australia and India. In Japan, the current economic environment contributed to declines in sales to customers in the financial services and retail and hospitality industries.

Gross margin as a percentage of revenue decreased 2.5 percentage points in the first quarter of 2009 as compared to the first quarter of 2008. Gross margin was negatively impacted by lower sales volumes in the first quarter of 2009, which more than offset cost savings from prior realignment activities.

Financial Condition, Liquidity, and Capital Resources

In the first quarter of 2009, cash provided by operating activities decreased $43 million from the first quarter of 2008. Cash provided by operating activities was negatively impacted in the first quarter of 2009 as compared to the prior year period by the net loss in the quarter and a smaller improvement in receivables collections.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows net cash provided by operating activities and capital expenditures for the three months ended March 31:

In millions	2009	2008
Net cash provided by operating activities	$38	$81
Less: Expenditures for property, plant and equipment	(10)	(17)
Less: Additions to capitalized software	(15)	(15)

Free cash flow	$13	$49

Capital expenditures decreased $7 million, while capitalized software additions remained flat, resulting in a net decrease in free cash flow of $36 million. Capital expenditures decreased due to lower planned investments in property, plant and equipment.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities for the three months ended March 31, 2008 included net proceeds of $38 million from the sale of property, plant and equipment. Our financing activities for the three months ended March 31, 2008, included cash outflows from share repurchases of $193 million to repurchase approximately 8.7 million shares. During the first quarter of 2009, consistent with our initiatives to reduce cash outflow, we did not repurchase shares under our previously authorized share repurchase programs. Cash inflows from stock plans were $2 million in the three months ended March 31, 2009 compared to $4 million in the three months ended March 31, 2008. The decrease in cash inflows was primarily due to a decrease in the number of options exercised in the three months ended March 31, 2009.

Net cash used in operating activities from discontinued operations was $13 million in the three months ended March 31, 2008, which primarily related to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

Our cash and cash equivalents totaled $717 million as of March 31, 2009. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. Furthermore, as described in Note 13, “Debt Obligations,” of the Notes to the Condensed Consolidated Financial Statements, we will repay the $300 million of senior unsecured notes when they become due on June 15, 2009. In addition, as described in Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $200 million in 2009. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet the June 15, 2009 repayment of the $300 million in senior unsecured notes, our expected pension, postemployment, and retirement plan contributions, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments: There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2008 other than our anticipated contributions to our global pension plans in 2010. At the end of March 2009, the U.S Treasury Department issued revised guidance which impacts our expected pension plan contributions in the U.S. We continue to expect to contribute $120 million to our global pension plans in 2009. Assuming that interest rates remain constant and 2009 asset returns are between +10% and -10%, we now expect to contribute between $120 million and $150 million to our global pension plans in 2010 as compared to the previously disclosed $200 million to $250 million.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our guarantees and product warranties are discussed in Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2008 Form 10-K and determined that there were no changes to our critical accounting policies in the three months ended March 31, 2009. Also, there were no significant changes in our estimates associated with those policies. See Note 8, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3, “New Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was stronger in the first quarter of 2009 compared to the first quarter of 2008 based on comparable weighted averages for our functional currencies. This had a negative impact of 5% on first quarter 2009 revenue versus first quarter 2008 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in earnings as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $15 million as of March 31, 2009 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value.

The interest rate risk associated with our borrowing and investing activities as of March 31, 2009 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2009, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2009, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock. As of March 31, 2009, the Company had a total remaining authorization of approximately $30 million under the 1999 and 2000 Board of Directors share repurchase programs.

The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the three months ended March 31, 2009, 147,734 shares were purchased at an average price of $9.54 per share.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2009. NCR’s Annual Meeting of Stockholders was held on April 22, 2009. At the Annual Meeting, stockholders voted on two matters: a proposal to elect William Nuti, Gary Daichendt and Robert DeRodes as Class A directors, Quincy Allen as a Class B director, and Richard Clemmer as a Class C director, and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Class A Directors:
	William Nuti	For: 136,806,179	Withheld: 3,812,074
	Gary Daichendt	For: 138,967,231	Withheld: 1,651,022
	Robert DeRodes	For: 138,340,731	Withheld: 2,277,522

Election of Class B Director:
	Quincy Allen	For: 139,114,336	Withheld: 1,503,917

Election of Class C Director:
	Richard Clemmer	For: 139,129,267	Withheld: 1,488,986

2.	Ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009.

For:	138,068,928
Against:	2,348,934
Abstain:	200,391

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”).

4.5	Registration Rights Agreement, dated June 6, 2002, by and between NCR Corporation and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc., J.P. Morgan Securities Inc. and McDonald Investments Inc., relating to $300,000,000 principal amount of 7.125% Senior Notes due 2009 (incorporated by reference to Exhibit 4.5 to the June 30, 2002 Form 10-Q).

4.6(a-c)	Terms of 7.125% Senior Notes due 2009, including the form of notes (incorporated by reference to Exhibits 4.6(a-c) to the June 30, 2002 Form 10-Q).

10.1	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2006, filed June 4, 2008). Certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on October 2, 2008.

10.2	Form of 2009 Stock Option Agreement under the NCR 2006 Stock Incentive Plan, as amended and restated (the “2006 Stock Plan”) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated December 12, 2008).

10.3	Form of 2009 Restricted Stock Agreement under the 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 12, 2008).

10.4	Form of 2009 Restricted Stock Unit Agreement under 2006 Stock Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 12, 2008)

10.5	Form of 2009 Performance Based Restricted Stock Agreement under the 2006 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 23, 2009).

10.6	Form of 2009 Performance Based Restricted Stock Unit Agreement under 2006 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 23, 2009).

10.7	NCR Director Compensation Program effective April 21, 2009.

10.8	2009 Director Option Grant Statement under the NCR Director Compensation Program.

10.9	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 27, 2009.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 27, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: April 30, 2009	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer