Form 10-Q
period 2009-06-30
NCR CORP
filed 2009-07-30
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 South Patterson Blvd.

Dayton, Ohio 45479

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value per share, outstanding as of July 13, 2009, was approximately 158.9 million.

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Product revenue	$540	$704	$998	$1,307
Service revenue	584	628	1,134	1,208

Total revenue	1,124	1,332	2,132	2,515

Cost of products	423	512	793	953
Cost of services	472	533	926	1,016
Selling, general and administrative expenses	156	184	315	343
Research and development expenses	34	41	69	76

Total operating expenses	1,085	1,270	2,103	2,388

Income from operations	39	62	29	127

Interest expense	5	5	10	11
Other income, net	(4)	(4)	(4)	(11)

Income from continuing operations before income taxes	38	61	23	127
Income tax expense	14	17	13	34

Income from continuing operations	24	44	10	93
Loss from discontinued operations, net of tax	—	(1)	—	(2)

Net income	24	43	10	91
Net income (loss) attributable to noncontrolling interests	1	(1)	2	(1)

Net income attributable to NCR	$23	$44	$8	$92

Amounts attributable to NCR common stockholders:
Income from continuing operations	$23	$45	$8	$94
Loss from discontinued operations, net of tax	—	(1)	—	(2)

Net income	$23	$44	$8	$92

Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.14	$0.27	$0.05	$0.55

Diluted	$0.14	$0.26	$0.05	$0.54

Net income per common share
Basic	$0.14	$0.26	$0.05	$0.54

Diluted	$0.14	$0.26	$0.05	$0.53

Weighted average common shares outstanding
Basic	158.7	166.8	158.5	169.9
Diluted	159.8	169.9	159.6	172.8

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	June 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$407	$711
Accounts receivable, net	856	913
Inventories, net	691	692
Other current assets	285	241

Total current assets	2,239	2,557

Property, plant and equipment, net	315	308
Goodwill	88	84
Prepaid pension cost	168	251
Deferred income taxes	628	645
Other assets	381	410

Total assets	$3,819	$4,255

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$—	$301
Accounts payable	487	492
Payroll and benefits liabilities	143	210
Deferred service revenue and customer deposits	381	317
Other current liabilities	301	373

Total current liabilities	1,312	1,693

Long-term debt	7	7
Pension and indemnity plan liabilities	1,376	1,424
Postretirement and postemployment benefits liabilities	356	359
Deferred income taxes	9	9
Income tax accruals	158	155
Other liabilities	125	143

Total liabilities	3,343	3,790

Commitments and contingencies (Note 8)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 158.8 and 158.1 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	262	248
Retained earnings	1,842	1,834
Accumulated other comprehensive loss	(1,655)	(1,644)

Total NCR stockholders’ equity	451	440
Noncontrolling interests in subsidiaries	25	25

Total stockholders’ equity	476	465

Total liabilities and stockholders’ equity	$3,819	$4,255

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Six Months Ended June 30
	2009	2008

Operating activities
Net Income	$10	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	2
Depreciation and amortization	58	55
Stock-based compensation expense	12	20
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	(7)	21
Gains on sale of property, plant and equipment	(2)	(27)
Changes in operating assets and liabilities:
Receivables	61	176
Inventories	4	(18)
Current payables and accrued expenses	(90)	(103)
Deferred service revenue and customer deposits	64	52
Employee severance and pension	25	(4)
Other assets and liabilities	(70)	(114)

Net cash provided by operating activities	65	150

Investing activities
Expenditures for property, plant and equipment	(29)	(36)
Proceeds from sales of property, plant and equipment	—	53
Additions to capitalized software	(32)	(32)
Other investing activities, business acquisitions and divestitures, net	(12)	(23)

Net cash used in investing activities	(73)	(38)

Financing activities
Repurchases of Company common stock	(1)	(320)
Excess tax benefit from stock-based compensation	—	1
Short-term borrowings, net	—	1
Repayment of senior unsecured notes	(300)	—
Payments on revolving credit facility	(30)	—
Borrowings on revolving credit facility	30	—
Proceeds from employee stock plans	4	10

Net cash used in financing activities	(297)	(308)

Cash flows from discontinued operations
Net cash used in operating activities	—	(16)

Effect of exchange rate changes on cash and cash equivalents	1	14

Decrease in cash and cash equivalents	(304)	(198)
Cash and cash equivalents at beginning of period	711	952

Cash and cash equivalents at end of period	$407	$754

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

Evaluation of Subsequent Events The Company evaluated subsequent events through July 30, 2009, the date our Condensed Consolidated Financial Statements were issued. No matters were identified that would materially impact our Condensed Consolidated Financial Statements or require disclosure in accordance with SFAS No. 165 (SFAS 165), Subsequent Events.

Out of Period Adjustments In the six months ended June 30, 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin and net income of $3 million. The adjustments related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. Of the total reduction in gross margin and net income of $3 million, approximately $2 million was recorded in the three months ended March 31, 2009. The Company expects no further adjustments related to this matter.

The Company determined that the impact of this error on the 2008 annual financial statements and related interim periods, as well as its correction in 2009 on the expected full year 2009 financial statements, is immaterial and as such recorded the correction in the first and second quarters of 2009.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Comprehensive Income
Income from continuing operations	$24	$44	$10	$93
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	1	—	1	(2)
Unrealized gain (loss) on derivatives accounted for as hedges	1	(1)	5	(1)
Amortization of costs associated with pension, postemployment and postretirement benefits	(63)	15	(37)	30
Currency translation adjustments	54	(27)	18	5

Comprehensive income (loss) from continuing operations	17	31	(3)	125

Comprehensive loss from discontinued operations	—	(1)	—	(2)

Total comprehensive income (loss)	17	30	(3)	123

Comprehensive loss attributable to noncontrolling interests	—	(3)	—	—

Comprehensive income (loss) attributable to NCR	$17	$33	$(3)	$123

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and the noncontrolling interests for the six months ended June 30, 2009 and June 30, 2008:

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries

December 31, 2007	$1,776	$1,757	$19

Net income (loss)	91	92	(1)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	5	4	1
Unrealized losses on securities	(2)	(2)	—
Benefit plans	30	30	—
Unrealized losses on derivatives	(1)	(1)	—

Comprehensive income	123	123	—

Net share issuance and repurchase activity	(294)	(294)	—

June 30, 2008	$1,605	$1,586	$19

December 31, 2008	$465	$440	$25

Net income	10	8	2
Other comprehensive income (loss), net of tax:
Currency translation adjustments	18	20	(2)
Unrealized gain on securities	1	1	—
Benefit plans	(37)	(37)	—
Unrealized gain on derivatives	5	5	—

Comprehensive loss	(3)	(3)	—

Net share issuance and repurchase activity	14	14	—

June 30, 2009	$476	$451	$25

In millions	June 30, 2009	December 31, 2008

Inventories, net
Work in process and raw materials	$130	$137
Finished goods	173	171
Service parts	388	384

Total inventories, net	$691	$692

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest (formerly known as minority interest) in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. In accordance with SFAS 160, we have changed the presentation of our Condensed Consolidated Financial Statements, including the presentation of noncontrolling interests’ share of income or loss separately from net income attributable to NCR’s common stockholders and the presentation of the noncontrolling interest within equity and have provided additional disclosures required by the standard in Note 2, “Supplemental Financial Information”.

FASB Staff Position No. FAS 157-2 In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 (SFAS 157), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements; however, we have provided additional disclosures as required by FSP 157-2 in Note 12, “Fair Value of Assets and Liabilities”.

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements; however, we have enhanced certain disclosures to comply with the new standard. See Note 15, “Derivatives and Hedging Instruments” for the additional disclosures.

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

FASB Staff Position No. FAS 141(R)-1 In February 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R) (SFAS 141(R)), Business Combinations. The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective January 1, 2009 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 115-2 and 124-2 In April 2009, the FASB Issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2/124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends other-than-temporary impairment guidance in United States generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. In cases where the amortized cost of a debt security exceeds its fair value, FSP 115-2/124-2 requires that an entity assess whether it has the intent to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In addition, FSP 115-2/124-2 requires that an impairment be separated into the amount of the total impairment related to the credit loss and the amount of the impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings, while the impairment related to all other factors is recognized in other comprehensive income. FSP 115-2/124-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of the FSP during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. FAS 157-4 In April 2009, the FASB issued FSP No. 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. The adoption of the FSP during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 (FSP 107-1 and 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the FSP during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements; however, we have provided additional disclosures as required by the FSP in Note 14, “Debt Obligations”.

Statement of Financial Accounting Standards No. 165 In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 during the second quarter of 2009 did not have an impact on the Company’s financial position, results of operations or liquidity. We have provided the required disclosures in Note 1, “Basis of Presentation”.

Statement of Financial Accounting Standards No. 166 In June 2009, the FASB issued SFAS No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, which removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (Interpretation 46(R)), to qualifying special-purpose entities. SFAS 166 also eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. SFAS 166 also requires enhanced disclosures to provide greater transparency regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This Statement is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 167 In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, SFAS 167 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 168 In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. In accordance with SFAS 168, the FASB Accounting Standards CodificationTM (Codification) is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases by the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on the Company’s financial position, results of operations or liquidity; however, financial statement disclosures that refer to GAAP will provide references to the Codification rather than FASB Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas, Europe, Middle East and Africa (EMEA), and Asia Pacific and Japan (APJ).

The Company made $16 million in severance payments during the first six months of 2009. As of June 30, 2009, there is a remaining accrued liability of $8 million, including the impact of $2 million related to foreign currency fluctuations, as compared to $26 million as of December 31, 2008. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2009.

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

Manufacturing Realignment In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. During the second quarter of 2009, the Company released the remaining $1 million reserve related to the manufacturing realignment due to changes in estimates of remaining severance payments and recorded this amount as a reduction in cost of products in the Condensed Consolidated Statement of Operations.

The following table summarizes the total liabilities for these realignment activities, which are included on the Condensed Consolidated Balance Sheets in other current liabilities.

In millions	2008 Organizational Realignment	2007 Manufacturing Realignment	Total

Employee Severance and Other Benefits
Balance as of January 1, 2009	$26	$1	$27
Foreign currency translation adjustments	(2)	—	(2)
Payments made during the six months ended June 30, 2009	(16)	—	(16)
Changes in estimates during the six months ended June 30, 2009	—	(1)	(1)

Ending balance as of June 30, 2009	$8	$—	$8

Real estate consolidation and restructuring During the six months ended June 30, 2009, the Company recognized $2 million in gains in selling, general, and administrative expenses from the sale of two properties. During the six months ended June 30, 2008, the Company recognized $23 million in gains in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations from the sale of two properties in Canada.

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill was $88 million as of June 30, 2009 as compared to $84 million as of December 31, 2008. The increase in goodwill is primarily attributable to the acquisition of TNR Holdings Corp. (TNR) as further described in Note 13, “Business Combinations and Investments”.

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from two to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

In millions	Original Amortization Life (in Years)	June 30, 2009		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Identifiable intangible assets
Non-compete arrangements	3 - 5	$5	$(5)	$5	$(4)
Intellectual property	2 - 5	49	(39)	49	(35)
Customer contracts and trade names	2 - 4	2	—	—	—

Total identifiable intangible assets		$56	$(44)	$54	$(39)

The increase in customer contracts and trade names is due to the Company’s April 2009 acquisition of TNR as further described in Note 13, “Business Combinations and Investments”.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

Six months ended June 30, 2009	For the year ended (estimated)
	2009	2010	2011	2012
$5	$9	$5	$2	$1

6. STOCK COMPENSATION PLANS

As of June 30, 2009, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, as follows:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Stock options	$4	$4	$8	$8
Restricted stock	4	6	4	12

Total stock-based compensation (pre-tax)	8	10	12	20
Tax benefit	(2)	(3)	(3)	(6)

Total stock-based compensation, net of tax	$6	$7	$9	$14

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was lower in the three and six months ended June 30, 2009 as compared to the same periods in 2008, due primarily to a reduction in the expected achievement level associated with certain performance-based restricted stock grants. NCR grants performance-based restricted stock that requires us to estimate NCR’s future performance against certain measures including return on capital and cumulative net operating profit levels at the end of the performance periods. On a quarterly basis, the Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. During the first and second quarters of 2009, management determined that it was likely that the Company would achieve a lower level of performance against the performance criteria than previously estimated, which resulted in a reduction in the expected shares to be issued and related stock-based compensation expense.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $4.44 for the three months ended June 30, 2009 and $4.65 for the six months ended June 30, 2009.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Risk-free interest rate	2.14%	3.09%	1.86%	2.59%
Expected volatility	46.1%	32.7%	42.8%	31.9%
Expected holding period (years)	5.0	5.1	5.0	5.1

Expected volatility incorporates a blend of both historical volatility of the Company’s stock over a period equal to the expected term of the options and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of the grant.

As of June 30, 2009, the total unrecognized compensation cost of $25 million related to unvested stock options grants is expected to be recognized over a weighted average period of approximately 2.5 years. As of June 30, 2009, the total unrecognized compensation cost of $29 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.0 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2009	2008	2009	2008	2009	2008

Net service cost	$—	$—	$4	$8	$4	$8
Interest cost	49	49	22	27	71	76
Expected return on plan assets	(45)	(62)	(27)	(34)	(72)	(96)
Amortization of:
Prior service cost	—	—	1	2	1	2
Actuarial loss	24	—	11	17	35	17

Net benefit cost (income)	$28	$(13)	$11	$20	$39	$7

Components of net periodic benefit (income) cost for the six months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2009	2008	2009	2008	2009	2008

Net service cost	$—	$—	$9	$16	$9	$16
Interest cost	98	97	42	54	140	151
Expected return on plan assets	(90)	(124)	(52)	(67)	(142)	(191)
Amortization of:
Prior service cost	—	—	1	4	1	4
Actuarial loss	49	—	20	33	69	33

Net benefit cost (income)	$57	$(27)	$20	$40	$77	$13

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action is accounted for as a curtailment under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on pension expense or earnings in the period.

The net periodic benefit cost (income) of the postretirement plan for the three months and six months ended June 30 were:

In millions	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Interest cost	$2	$2	$3	$4
Amortization of:
Prior service benefit	(4)	(4)	(7)	(7)
Actuarial loss	1	1	2	2

Net benefit income	$(1)	$(1)	$(2)	$(1)

The net periodic benefit cost of the postemployment plan for the three months and six months ended June 30 were:

In millions	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Net service cost	$6	$6	$12	$12
Interest cost	3	4	6	8
Amortization of:
Actuarial loss	3	3	6	6

Net benefit cost	$12	$13	$24	$26
Restructuring severance (benefit) cost	(1)	28	(2)	28

Total postemployment cost	$11	$41	$22	$54

Employer Contributions

Pension For the three months ended June 30, 2009, NCR contributed approximately $16 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2009, NCR contributed approximately $30 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $81 million to its international pension plans for a total of $111 million and $5 million to its executive pension plan for a total of $9 million in 2009. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2009.

Postretirement For the three months ended June 30, 2009, the Company made $5 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2009, the Company made $10 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $7 million to its U.S. postretirement plan for a total of $17 million in 2009.

Postemployment For the three months ended June 30, 2009, NCR contributed approximately $19 million to its postemployment plans, including $4 million related to the organizational realignment initiative which began in the second quarter of 2008. For the six months ended June 30, 2009, the Company made $28 million in contributions to its postemployment plans, including $13 million related to the organizational realignment initiative. NCR anticipates contributing an additional $36 million to its postemployment plans in 2009 for a total of $64 million. This total includes $15 million in contributions related to all realignment initiatives.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2009 cannot currently be reasonably determined.

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

In March 2008, NCR was served with a complaint filed in federal court in California by an employee in its NCR Services organization alleging violations of the Fair Labor Standards Act (FLSA) and California state law. The complaint alleges that the plaintiff and other employees in the Customer Engineer (CE) job classification are engaged in “off-the-clock” work for which they are not compensated, as well as working through unpaid meal and rest breaks in violation of law. In addition, on October 7, 2008, NCR and its services subsidiary, First Level Technology LLC (First Level) were served with a similar FLSA and state law complaint filed in federal court in Chicago, Illinois. There are presently 6 plaintiffs (current and former CEs) in the Chicago action. On February 23, 2009, NCR and the plaintiff class representative in the California action entered into a settlement agreement potentially covering both the NCR and First Level CEs, subject to court approval and to certain opt-in and opt-out requirements concerning the putative class members.

The court approval occurred in April 2009 and the class member opt-in process concluded in July 2009, with the opt-in and opt-out requirements satisfied, such that the Company expects to conclude the remaining aspects of the settlement regarding the California action and the putative nationwide class in the remainder of 2009. A court hearing for final approval of the settlement is scheduled in the third quarter of 2009, and the Company has no reason to expect that such approval will not be granted. Additionally, on July 3, 2009, the Company reached agreement in principle to settle the Illinois action by stipulating to a so-called Rule 23 opt-out class and creating an associated settlement fund, and an opt-out process will commence for that case in the second half of 2009. The members in the Illinois class will also be eligible to receive an FLSA award out of the California FLSA settlement. NCR recorded an accrual of $12 million as of December 31, 2008 to recognize the Company’s expected liability under the settlements as well as other expenses related to the lawsuits, including the payment of administrative costs, certain employee taxes, and other expenses.

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

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR, API and certain other PRPs are working with the Governments to implement certain provisions of the Order, which among other things, requires full-scale remediation to begin in 2009. Construction of a facility to house the remediation operations in Green Bay, Wisconsin has been completed, and in-water work began on schedule in April of 2009.

In its meeting on April 22, 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the amended ROD. Prior to this, Tetra Tech had performed certain preparatory work pursuant to an interim contract with API. At the same meeting, the Board of Directors also approved the formation of a limited liability corporation (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API funded the LLC’s initial operations, with NCR contributing approximately $30 million in the second quarter of 2009 in addition to amounts contributed by API. As the LLC makes payments for the remediation activities, NCR’s funded balance is reduced. As of June 30, 2009, approximately $20 million remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. Such funding will be subject to regular replenishment on an ongoing basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause,” an event the Company currently considers remote. The maximum obligation under the Company’s note is approximately $20 million; however, the amount that would be due in the event of specified occurrences set forth in the contract will vary based on a formula tied to conditions set forth in the contract, and generally will be expected to decrease over time.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

On January 7, 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of June 30, 2009, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” for December 1, 2009, limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limits initial discovery proceedings to the same questions. Upon completion of this “Phase I” of the case, the court will enter a new Case Management and Scheduling Order that will govern further proceedings in the case.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through at least approximately 2019, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages as former and current owners of paper manufacturing facilities located along the Fox River; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

For the first factor described above, NCR utilizes a best estimate of $837 million as the total of the clean-up costs for each of the segments of the river. The estimated total cost amount of $837 million includes estimates for the OU 1 through OU 5 work, including the amount of the newly signed Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for possible cost overruns and unexpected expenses; a 5% contingency for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation). There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the contingency applicable to cost overruns and unexpected expenses were to be doubled from 15% to 30%, the total cost would increase to approximately $931 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million.

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

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2012 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and prosecution of the allocation litigation discussed above.

In light of several factors—among them, the remedial design work conducted by NCR and GP, the ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Order for clean-up of the lower river, the pending allocation litigation referenced above, efforts by NCR and API to identify other parties with potential responsibility for the clean-up, change orders or cost overruns that may result from the ongoing remediation efforts, and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. In addition, the current economic recession may affect the Fox River cleanup, in particular with respect to the ability of PRPs to meet their obligations with respect to the cleanup or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that company’s potential contributions to the clean-up cannot be determined at this time. Further, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of June 30, 2009, the net reserve for the Fox River matter was approximately $75 million, compared to $88 million as of December 31, 2008. The $13 million decrease in the reserve is due to payments made for clean up activities and legal fees in the first six months of 2009, offset by a decrease in the indemnification receivable discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. As discussed previously, NCR contributed $30 million to the LLC in order to fund remediation activities. NCR’s reserve is reduced as the LLC makes payments to Tetra Tech completing the remediation activities.

AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $35 million as of June 30, 2009, and is deducted in determining the net reserve discussed above. This receivable, which was approximately $45 million as of December 31, 2008, has decreased primarily due to the effect of insurance recoveries. The receivable balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the receivable in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the receivable. The Company is not able to predict precisely when it expects its actual payments to achieve the indemnity threshold; however, we do not expect that to occur prior to 2010, depending primarily on whether NCR receives further insurance recoveries.

In connection with the Fox River matter, NCR has reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $54 million over the past several years, including $28 million received in the first six months of 2009. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. The Company is also engaged in litigation against several other insurance carriers in connection with the Fox River matter; that case, previously scheduled to go to trial in a Wisconsin state court in April of 2009, has been stayed pending the resolution of an appeal in API’s separate case against its insurance carriers.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded as of June 30, 2009, because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and their effect on the Company’s financial statements. NCR had no obligations related to such guarantees and therefore, its financial statements do not have any associated liability balance as of June 30, 2009 or December 31, 2008.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2009	2008

Warranty reserve liability
Beginning balance at January 1	$24	$13
Accruals for warranties issued	26	30
Settlements (in cash or in kind)	(31)	(28)

Ending balance at June 30	$19	$15

The accruals for warranties issued decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to lower product revenue. The warranty liability as of June 30, 2009 is higher than the balance as of June 30, 2008 due to the higher sales volumes in the last two quarters of 2008 and thus a larger beginning warranty reserve liability. In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of SOP 97-2) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions of SOP 97-2, NCR applies the provisions of FTB 90-1. In conformity with FTB 90-1, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term. Amounts associated with these extended warranties are not included in the table above.

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

9. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for NCR’s continuing operations for the three and six months ended June 30, 2009 was 37% and 57%, respectively. This compares to an effective tax rate of 28% and 27% for the three and six months ended June 30, 2008, respectively. The increase in the effective tax rate for both the three and six month period was due to the unfavorable mix of taxable profits and losses by country.

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Amounts attributable to NCR common stockholders:
Income from continuing operations	$23	$45	$8	$94
Loss from discontinued operations	—	(1)	—	(2)

Net Income applicable to common shares	23	44	8	92

Weighted average outstanding shares of common stock	158.7	166.8	158.5	169.9
Dilutive effect of employee stock options and restricted stock	1.1	3.1	1.1	2.9

Common stock and common stock equivalents	159.8	169.9	159.6	172.8

Earnings (loss) per share attributable to NCR common stockholders:
Basic earnings (loss) per share:
From continuing operations	$0.14	$0.27	$0.05	$0.55
From discontinued operations	$—	$(0.01)	$—	$(0.01)

Net earnings per share (Basic)	$0.14	$0.26	$0.05	$0.54

Diluted earnings (loss) per share:
From continuing operations	$0.14	$0.26	$0.05	$0.54
From discontinued operations	$—	$—	$—	$(0.01)

Net earnings per share (Diluted)	$0.14	$0.26	$0.05	$0.53

Options to purchase 7.6 million shares and less than 0.1 million shares of common stock for the second quarter of 2009 and the second quarter of 2008, respectively, as well as 7.8 million shares and less than 0.1 million shares for the first six months of 2009 and the first six months of 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

The Company did not repurchase shares during the six months ended June 30, 2009 as we continue to focus on maintaining our liquidity position in this difficult economic and operating environment. For the six months ended June 30, 2008, the Company repurchased approximately 13.8 million shares of its common stock for $320 million, of which approximately 5.2 million shares were repurchased during the second quarter of 2008 for $127 million.

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

The following table presents revenue and gross margin by segment:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenue by segment

Americas	$505	$578	$964	$1,065

EMEA	384	513	770	1,006

APJ	235	241	398	444

Total revenue	1,124	1,332	2,132	2,515

Gross margin by segment

Americas	100	108	180	201

EMEA	97	146	189	268

APJ	55	57	88	103

Total - Segment gross margin	252	311	457	572

Selling, general and administrative expenses	144	175	290	349
Research and development expenses	30	35	61	67
Pension expense	39	7	77	13
Other adjustments (1)	—	32	—	16

Income from operations	$39	$62	$29	$127

(1)

Other adjustments include $32 million of organizational realignment costs in the second quarter of 2008 and a $16 million gain from the sale of a manufacturing facility in Canada in the first quarter of 2008.

The following table presents revenue from products and services for NCR:

In millions	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Product revenue	$540	$704	$998	$1,307
Professional and installation services revenue	138	164	258	300

Total solution revenue	678	868	1,256	1,607
Support services revenue	446	464	876	908

Total revenue	$1,124	$1,332	$2,132	$2,515

12. FAIR VALUE OF ASSETS AND LIABILITIES

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in SFAS 157:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2009 are set forth as follows:

In millions	Fair Value as of June 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Deposits held in money market funds(1)	$166	$166	$—	$—

Time deposits(1)	35	35	—	—

Available-for-sale securities(2)	17	17	—	—

Foreign exchange forward contracts	1	—	1	—

Total	$219	$218	$1	$—

Liabilities
Foreign exchange forward contracts	$6	$—	$6	$—

Total	$6	$—	$6	$—

(1)	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Included in Other assets in the Condensed Consolidated Balance Sheet.

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

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents the Company’s assets that were measured at fair value on a non-recurring basis during the six months ended June 30, 2009:

Description		Fair Value Measurements During the Six Months Ended Using
					Total Losses
	Fair Value Measurements During the Six Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Customer contract and trade names	$2	$—	$—	$2	$—	$—

TNR - nonmarketable equity investment	$4	$—	$—	$4	$—	$(5)

During the second quarter of 2009, the Company acquired the remaining 80.4% of TNR as further described in Note 13, “Business Combinations and Investments”. NCR accounted for the transaction under the acquisition model in SFAS 141(R) and as a result, recognized intangible assets for customer contracts and trade names of $2 million. We measured the fair value of the customer contracts through the use of discounted cash flows expected to be earned by the contracts, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the contracts. We measured the fair value of trade names acquired in the transaction based on a relief from royalty approach, which required the use of unobservable inputs, including comparable royalty rates in the media and entertainment industry as well as expected revenues over the estimated life of the trade names.

During the first quarter of 2009, we measured the fair value of our investment in TNR utilizing the income approach that is based on use of the discounted cash flows of TNR, which required the use of unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with TNR. Our investment in TNR has been classified as Level 3 as we used unobservable inputs to value this investment, which requires management to exercise judgment due to the absence of observable inputs such as market prices. We recorded an impairment charge of $5 million in other income and expense in the Condensed Consolidated Statement of Operations in the first quarter of 2009 based on the fair value of our investment.

13. BUSINESS COMBINATIONS AND INVESTMENTS

The Company acquired the remaining 80.4% of TNR on April 21, 2009 for cash consideration of $12 million. NCR accounted for the transaction under the acquisition model in SFAS 141(R). The Company recognized goodwill of $3 million from the acquisition, none of which will be deductible for income tax purposes. In conjunction with the acquisition, NCR recognized approximately $2 million for intangible assets, primarily for customer contracts and trade names. The weighted-average amortization period is 3.5 years for these intangible assets.

The operating results of TNR have been included in NCR’s results as of the closing date of the acquisition. The disclosures otherwise required under SFAS 141(R) are not being provided as the impact of the acquisition is not material to NCR’s consolidated results. The purchase price of TNR is reported under other investing activities, business acquisitions and divestitures, net in the Condensed Consolidated Statement of Cash Flows.

14. DEBT OBLIGATIONS

During the second quarter of 2009, the Company repaid its $300 million of senior unsecured notes, which had previously been classified as short-term debt on the Condensed Consolidated Balance Sheet.

As of June 30, 2009, the Company’s long-term debt was $7 million. The most significant portion consists of $5 million in notes payable originating in the United States (US) with a maturity in 2020 at an interest rate of 9.49%.

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative, and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of June 30, 2009. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of June 30, 2009, LIBOR margin would have been 42.5 basis points. No amount was outstanding under the facility as of June 30, 2009.

Fair Value of Debt

The fair value of our debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s BBB- credit rating with adjustments for duration. As of June 30, 2009 and December 31, 2008, the fair value of our debt was $8 million and $314 million, respectively. The decrease in the fair value of our debt as of June 30, 2009 as compared to December 31, 2008 was due to the repayment of the $300 million senior unsecured notes.

15. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to risks associated with changes in foreign currency exchange rates and interest rates. NCR utilizes a variety of measures to monitor and manage these risks, including the use of derivative financial instruments. NCR has exposure to approximately 50 functional currencies. Due to our global operations, weakness in some of these currencies is sometimes offset by strengths in others. Since a substantial portion of our operations and revenues occur outside the US, and in currencies other than the U.S. Dollar, our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates.

Foreign Currency Exchange Risk

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

Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and of foreign currency denominated sales by our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in other comprehensive income (OCI) and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

Interest rate risk associated with our borrowing is not considered material to our consolidated financial position, results of operations or cash flows as of June 30, 2009 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of June 30, 2009.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	June 30, 2009			June 30, 2009
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Derivatives designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other assets	$34	$—	Other liabilities	$74	$4

Total derivatives designated as hedging instruments under SFAS 133			$—			$4

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other assets	$87	$1	Other liabilities	$91	$2

Total derivatives not designated as hedging instruments under SFAS 133			$1			$2

Total derivatives			$1			$6

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 are as follows:

In millions

Derivatives in SFAS 133 Fair Value Hedging Relationships		Amount of Gain Recognized in the Condensed Consolidated Statement of Operations
	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Interest rate swap*	Interest expense	$—	$1

*	The amount recognized in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009 was less than $1 million and is therefore not presented in the table above.

In millions

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Foreign exchange contracts	$1	$5	Cost of products	$1	$(1)	Other income (expense)	$—	$—

In millions

Derivatives not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Foreign exchange contracts	Other income (expense)	$(5)	$(5)
Foreign exchange contracts	Cost of products	$(2)	$6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2009:

•

Announced a major investment in innovation, manufacturing and talent development that will lead to the creation of nearly 2,000 new jobs in the State of Georgia, and generate cost savings for NCR over the next ten years. This initiative will include the creation of our new worldwide global self-service headquarters in Duluth and a state-of-the-art, clean energy based manufacturing site in Columbus for the company’s next generation NCR SelfServ ATM family.

•

Announced that NCR will create a new manufacturing and research and development center in Brazil to produce technologically advanced, high availability automated teller machines for Brazil, Latin America, and Caribbean markets. The innovation center and manufacturing facility is expected to expand over time to include self-service technologies for a variety of industries.

•	Repaid our $300 million of senior unsecured notes in June 2009.

During the first six months of 2009, we continued to focus on our strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2009 are as follows:

1)	Gain profitable share We continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company continues to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare and public sector, entertainment, and software and technology. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. One example of this was our announcement of our intention to invest approximately $60 million in the entertainment industry during the coming year, including the April 1, 2009 acquisition of TNR Holdings Corp.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. While we continued to make progress in this regard in the second quarter, we intend to ensure that our execution throughout the second half of 2009 will allow us to capture efficiencies and intended cost savings.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability provides us a growing competitive advantage in winning customers and it provides NCR with an ever-more attractive and stable revenue source.

5)	Focus on working capital and balance sheet In 2008, NCR made significant improvements managing working capital, especially in the areas of accounts receivable and inventory. We have continued to focus on these areas to further improve our operating cash flow and working capital position. The Company will continue to make investments in areas that generate maximum growth, such as self-service research and development and demand creation.

We expect to continue with these initiatives for the remainder of 2009 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

The following table shows our results for the three months ended June 30:

In millions	2009	2008
Revenue	$1,124	$1,332
Gross margin	$229	$287
Gross margin as a percentage of revenue	20.4%	21.5%
Consolidated operating expenses:
Selling, general and administrative expenses	156	184
Research and development expenses	34	41

Income from operations	$39	$62

The following table shows our revenues and gross margins from products and services, respectively, for the three months ended June 30:

In millions	2009	2008

Product revenue	$540	$704

Cost of products	423	512

Product gross margin	$117	$192

Product gross margin as a percentage of revenue	21.7%	27.3%

Services revenue	$584	$628

Cost of services	472	533

Services gross margin	$112	$95

Services gross margin as a percentage of revenue	19.2%	15.1%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue decreased 16% as compared to the second quarter of 2008 due to the continued recessionary economic environment, which has negatively impacted sales volumes for both products and services. Foreign currency fluctuations provided a negative impact to revenue of 4% in the second quarter of 2009. In the second quarter of 2009, our product revenue decreased 23% and services revenue decreased 7% as compared to the second quarter of 2008. The decrease in product revenue was due to double-digit sales declines in our Americas and Europe, Middle East, and Africa (EMEA) segments. This was primarily attributable to the overall market and economic conditions and its effect on capital spending, especially on customers in the financial services and retail and hospitality industries in those regions. The decrease in services revenue was primarily driven by the impact of negative foreign exchange rate fluctuations and declines in professional and installation related services. Maintenance services in the three months ended June 30, 2009 have remained relatively flat in comparison to the prior year comparable period.

Gross Margin

Gross margin as a percentage of revenue for the three months ended June 30, 2009 was 20.4% compared to 21.5% in the second quarter of 2008. Product gross margin decreased 5.6 percentage points to 21.7% in the second quarter of 2009 compared to 27.3% in the second quarter of 2008. The organizational realignment costs recorded in the second quarter of 2008 negatively impacted product gross margin by $2 million or 0.3%. The decline in product gross margin was due in part to lower volumes, which resulted in reduced operating leverage. Product gross margins were also negatively impacted in the second quarter of 2009 by a difficult pricing environment. These items more than offset cost savings achieved through our manufacturing realignment and continued focus on cost reduction actions.

Service gross margin increased 4.1 percentage points to 19.2% in the second quarter of 2009 from 15.1% in the second quarter of 2008. Services gross margin was negatively impacted by $19 million in higher pension expense or 3.3% as a percentage of service revenue in the second quarter of 2009 as compared to the second quarter of 2008. Services gross margin was negatively impacted by $18 million or 2.9% of organizational realignment costs in the second quarter of 2008. After considering these items, the services gross margin improvement is primarily due to lower labor and service delivery costs resulting from reduced headcount and overall cost reductions.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2009 and 2008 were impacted by certain employee benefit plans as shown below:

In millions

	2009	2008
Pension expense	$39	$7
Postemployment expense	11	41
Postretirement income	(1)	(1)

Net expense	$49	$47

During the three months ended June 30, 2009, NCR incurred $39 million of pension expense compared to $7 million in the second quarter of 2008. The increase in pension expense was primarily due to lower expected return on plan assets and increased actuarial loss amortization due to the loss on invested plan assets that we experienced in 2008.

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action is accounted for as a curtailment under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on pension expense or earnings in the period.

Postemployment plan expense during the second quarter of 2009 decreased to $11 million from $41 million in the second quarter of 2008. The decrease was primarily driven by a 2008 discrete cost of $28 million related to the organizational realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $156 million in the second quarter of 2009 as compared to $184 million in the second quarter of 2008. As a percentage of revenue, these expenses were 13.9% of revenue in the second quarter of 2009 compared to 13.8% in the second quarter of 2008. Pension expense was $12 million in the second quarter of 2009 as compared to $1 million in the second quarter of 2008. Selling, general, and administrative expenses in the three months ended June 30, 2008 include $8 million of organizational realignment costs. After considering these items, selling, general, and administrative expenses decreased in the second quarter of 2009 due to the Company’s continued focus on cost reduction actions in the current year, the benefit of cost savings from the organizational realignment initiated in the prior year, and the favorable impact of foreign exchange fluctuations. Cost reduction actions have included limiting discretionary spending and reduced incentive compensation for the first half of 2009.

Research and Development Expenses

Research and development expenses were $34 million in the quarter ended June 30, 2009 as compared to $41 million in the quarter ended June 30, 2008. Research and development expenses as a percentage of revenue were 3% in both the second quarter of 2009 and 2008. Research and development expenses included $4 million of organizational realignment costs in the second quarter of 2008. After considering this item, the decrease in research and development costs was primarily due to a continued emphasis on cost reductions as the Company has continued to limit discretionary spending such as travel and incentive compensation. These cost savings were offset in part by $2 million in higher pension expenses in the second quarter of 2009 as compared to the second quarter of 2008.

Interest and Other Income Items

Interest expense remained consistent in the second quarter of 2009 with the prior year period.

Other income, net was $4 million in the second quarter of 2009, unchanged from the second quarter of 2008. Interest income was $2 million in the second quarter of 2009 compared to $6 million in the second quarter of 2008. The decrease in interest income was due to lower interest rates earned on excess, invested cash coupled with lower invested cash balances. Other income in the second quarter of 2009 included a $4 million benefit related to the settlement of insurance recoveries in connection with the Fox River environmental matter. During the second quarter of 2008, no similar benefits were realized.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. The effective tax rate for the three months ended June 30, 2009 was 37% compared to 28% for the three months ended June 30, 2008. The increase in our quarterly effective income tax rate was primarily due to an unfavorable mix of taxable profits and losses by country.

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

The effect of pension expense on segment gross margin, which was $23 million in the second quarter of 2009 and $4 million in the second quarter of 2008, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended June 30:

Americas	2009	2008
In millions

Revenue	$505	$578
Gross margin	$100	$108

Gross margin as a percentage of revenue	19.8%	18.7%

Americas segment revenue decreased 13% during the second quarter of 2009 as compared to the second quarter of 2008. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 1%. The decline in revenue was due to lower volumes in the United States (US) and Latin America, primarily attributed to customers in the financial services and retail and hospitality industries. In the US, the macroeconomic environment has resulted in reduced sales activity to financial services customers. The retail and hospitality industry has been negatively affected by continued weakness in retail sales, which has lead to a reduction in capital spending by major retailers and a slow down in new store growth. In Latin America, NCR achieved significant sales volume to a financial services customer in 2008 that was not repeated in 2009.

Recurring maintenance services decreased only slightly in the second quarter of 2009 as compared to the second quarter of 2008 as service revenue is less susceptible to economic conditions.

Gross margin as a percentage of revenue increased 1.1 percentage points in the second quarter of 2009 as compared to the second quarter of 2008. The improvement in gross margin was primarily due to a favorable sales and customer mix in the second quarter of 2009 as compared to the second quarter of 2008.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended June 30:

EMEA	2009	2008
In millions

Revenue	$384	$513
Gross margin	$97	$146

Gross margin as a percentage of revenue	25.3%	28.5%

EMEA segment revenue decreased 25% during the second quarter of 2009 as compared to the second quarter of 2008. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 7%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services and retail and hospitality industries, especially in Italy and Eastern Europe. The decrease in sales was due to a difficult pricing environment coupled with the global economic environment, which has negatively impacted capital spending.

Gross margin as a percentage of revenue decreased 3.2 percentage points in the second quarter of 2009 as compared to the second quarter of 2008. Gross margin was negatively impacted by lower sales volumes and a difficult pricing environment that more than offset cost savings achieved by our manufacturing and organizational realignment initiatives in comparison to the prior year second quarter.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the three months ended June 30:

APJ	2009	2008
In millions

Revenue	$235	$241
Gross margin	$55	$57

Gross margin as a percentage of revenue	23.4%	23.7%

APJ revenue decreased 2% during the second quarter of 2009 as compared to the second quarter of 2008. Foreign currency fluctuations negatively impacted revenue by 4% in the quarter-over-quarter comparison. During the second quarter of 2009, product sales to customers in the retail and hospitality industry increased in Japan and the Southern Asia Pacific region which helped to offset product sale declines to customers in the financial services industry across APJ, especially in Australia.

Gross margin as a percentage of revenue decreased 0.3 percentage points in the second quarter of 2009 as compared to the second quarter of 2008. Gross margin was negatively impacted by lower sales volumes in the second quarter of 2009, which offset cost savings from prior realignment activities.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table shows our results for the six months ended June 30:

In millions	2009	2008

Revenue	$2,132	$2,515
Gross margin	$413	$546
Gross margin as a percentage of revenue	19.4%	21.7%
Consolidated operating expenses:
Selling, general and administrative expenses	315	343
Research and development expenses	69	76

Income from operations	$29	$127

The following table shows our revenues and gross margins from products and services, respectively, for the six months ended June 30:

In millions	2009	2008

Product revenue	$998	$1,307

Cost of products	793	953

Product gross margin	$205	$354

Product gross margin as a percentage of revenue	20.5%	27.1%

Services revenue	$1,134	$1,208

Cost of services	926	1,016

Services gross margin	$208	$192

Services gross margin as a percentage of revenue	18.3%	15.9%

Revenue

Revenue decreased 15% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due to sales declines across all three of our geographic segments. The effects of foreign currency fluctuations had a negative impact of 5% on revenue in the six months ended June 30, 2009. In the six months ended June 30, 2009, product sales decreased 24% and services revenue decreased 6% as compared to the six months ended June 30, 2008. The decrease in product revenue was primarily due to sales declines across all of our geographic segments to customers in the financial services and retail and hospitality industries. The decrease in services revenue is primarily attributable to the negative impact of foreign currency rates and declines in professional and installation related services. Maintenance services in the six months ended June 30, 2009 have remained relatively flat in comparison to the prior year comparable period as these services are impacted less by economic cycles.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2009 was 19.4% compared to 21.7% for the six months ended June 30, 2008. Product gross margin of 20.5% for the six months ended June 30, 2009 declined 6.6 percentage points from 27.1% for the same period in 2008. Product gross margin was negatively impacted in the six months ended June 30, 2008 by $2 million in organizational realignment costs. The decrease in the gross margin for the six months ended June 30, 2009 is primarily driven by lower volumes, which resulted in reduced operating leverage, an unfavorable sales mix, and competitive pricing as compared to the six months ended June 30, 2008.

Services gross margin increased 2.4 percentage points from 15.9% for the six months ended June 30, 2008 to 18.3% for the six months ended June 30, 2009. In 2008, services gross margin was negatively impacted by $18 million or approximately 1.5% due to organizational realignment costs. In 2009, gross margin was impacted by $40 million in pension expense compared to $3 million in 2008. After considering these items the improvement in gross margin is primarily due to lower labor and service delivery costs resulting from reduced headcount and continued focus on overall cost reduction and containment.

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

The Company made $16 million in severance payments during the first six months of 2009. As of June 30, 2009, there is a remaining accrued liability of $8 million, including the impact of $2 million related to foreign currency fluctuations, as compared to $26 million as of December 31, 2008.

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

Manufacturing Realignment In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. During the second quarter of 2009, the Company released the remaining $1 million reserve related to the manufacturing realignment due to changes in estimates of remaining severance payments and recorded this amount as a reduction in cost of products in the Condensed Consolidated Statement of Operations.

Real estate consolidation and restructuring During the six months ended June 30, 2009, the Company recognized $2 million in gains in selling, general, and administrative expenses from the sale of two properties. During the six months ended June 30, 2008, the Company recognized $23 million in gains from the sale of two properties in Canada in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2009 and 2008 were impacted by certain employee benefit plans as shown below:

In millions

	2009	2008
Pension expense	$77	$13
Postemployment expense	22	54
Postretirement income	(2)	(1)

Net expense	$97	$66

During the six months ended June 30, 2009, NCR incurred $77 million of pension expense compared to $13 million in the six months ended June 30, 2008. The increase in pension expense was primarily due to lower expected return on plan assets and increased actuarial loss amortization due to the loss on invested plan assets that we experienced in 2008.

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action is accounted for as a curtailment under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on pension expense or earnings in the period.

Postemployment plan expense during the first six months of 2009 decreased to $22 million from $54 million in the first six months of 2008. The decrease was primarily driven by a 2008 discrete cost of $28 million related to the organizational realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $315 million in the six months ended June 30, 2009 as compared to $343 million in the six months ended June 30, 2008. As a percentage of revenue, these expenses were 14.8% of revenue in the first six months of 2009 compared to 13.6% in the first six months of 2008. Pension expense was $25 million in 2009 as compared to $2 million in 2008. Selling, general, and administrative expenses in the six months ended June 30, 2008 include $8 million of organizational realignment costs, which were more than offset by $23 million in gains from the sale of two properties in Canada. After considering these items, selling, general, and administrative expenses decreased in the first six months of 2009 due to the Company’s acceleration of cost reduction actions, the benefit of cost savings from the organizational realignment initiated in the prior year, and the favorable impact of foreign exchange fluctuations. Cost reduction actions enacted in the first six months of 2009 included limiting discretionary spending and eliminating incentive compensation for the first half of 2009.

Research and Development Expenses

Research and development expenses were $69 million in the six months ended June 30, 2009 as compared to $76 million in the six months ended June 30, 2008. Research and development expenses as a percentage of revenue were 3% in the first six months of 2009 as well as the first six months of 2008. Pension expense was $8 million in 2009 compared to $5 million in 2008. Research and development expenses included $4 million of organizational realignment costs in the second quarter of 2008. After considering this item, the decrease in research and development expenses was due to the focus on cost reductions in the first half of 2009, including limits on discretionary spending, headcount reductions, and the elimination of incentive compensation. These cost savings were offset in part by $3 million in higher pension expense in the six months ended June 30, 2009 as compared to June 30, 2008.

Interest and Other Income Items

Interest expense of $10 million in the six months ended June 30, 2009 was consistent with interest expense of $11 million in the six months ended June 30, 2008.

Other income, net was $4 million in the six months ended June 30, 2009, compared to $11 million in the six months ended June 30, 2008. The decrease was primarily due to lower interest income. Interest income in the first six months of 2009 was $3 million compared to $14 million in the same period of 2008. The decrease in interest income was due to lower interest rates earned on excess, invested cash coupled with lower invested cash balances. Other income in the six months ended June 30, 2009 included a $9 million benefit related to the settlement of insurance recoveries in connection with the Fox River environmental matter. This was offset in part by a $5 million impairment charge related to one of NCR’s equity method investments that was recorded in the first quarter of 2009.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the first six months of 2009 was 57% as compared to 27% in the first six months of 2008. The increase in our effective income tax rate for the six months ended June 30, 2009 was primarily due to an unfavorable mix of taxable profits and losses by country.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Revenue and Gross Margin by Segment

The description of our operating segments and the exclusion of certain items is discussed in this MD&A under “Revenue and Gross Margin by Segment” for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The effect of pension expense on segment gross margin, which was $44 million in the first six months of 2009 and $6 million in the first six months of 2008, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the six month period.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the six months ended June 30:

Americas	2009	2008
In millions

Revenue	$964	$1,065
Gross margin	$180	$201

Gross margin as a percentage of revenue	18.7%	18.9%

Americas segment revenue decreased 9% during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The decline in revenue was due to lower product volumes in the US and Latin America, primarily attributed to customers in the financial services and retail and hospitality industries. Financial services customers have reduced capital spending in light of economic and market conditions, while retail and hospitality industry customers have been negatively affected by continued weakness in retail sales and the macroeconomic environment. Maintenance type services remained flat for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The recurring, contract based nature of maintenance services results in a more stable revenue stream.

Gross margin as a percentage of revenue decreased 0.2 percentage points in the six months ended June 30, 2009 as compared to the first six months of 2008. Gross margin was negatively impacted by lower volumes that reduced operating leverage in addition to unfavorable pricing as compared to the prior year.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the six months ended June 30:

EMEA	2009	2008
In millions

Revenue	$770	$1,006
Gross margin	$189	$268

Gross margin as a percentage of revenue	24.5%	26.6%

EMEA segment revenue decreased 23% during the six months ended June 30, 2009 as compared to the first six months of 2008. Foreign currency fluctuations negatively impacted the year-to-date revenue comparison by 8%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services and retail and hospitality industries, especially in the United Kingdom, Italy and Eastern Europe. The decrease in sales was due to the global economic environment, which has negatively impacted capital spending.

Gross margin as a percentage of revenue decreased 2.1 percentage points in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Gross margin was negatively impacted by lower pricing and sales volumes that more than offset cost savings achieved by our manufacturing and organizational realignment initiatives.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the six months ended June 30:

APJ	2009	2008
In millions

Revenue	$398	$444
Gross margin	$88	$103

Gross margin as a percentage of revenue	22.1%	23.2%

APJ revenue decreased 10% during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. As further discussed in Note 1, “Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements, we reversed approximately $10 million of revenue in the first six months of 2009 that had been incorrectly recorded during 2008. This adjustment decreased revenue by 2% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Foreign currency fluctuations negatively impacted revenue by 4% in the year-to-date comparison. During the first six months of 2009, revenue was negatively impacted by product sales declines in Japan, India, and Australia. These declines were offset in part by sales increases in China. Sales to customers in the financial services industry were negatively impacted across the region due to the current economic and market environment; however, sales to customers in the retail and hospitality industry in Asia Pacific were slightly higher for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Gross margin as a percentage of revenue decreased 1.1 percentage points in the first six months of 2009 as compared to the first six months of 2008. Gross margin was negatively impacted by lower sales volumes in the first six months of 2009, which more than offset cost savings from prior realignment activities.

Financial Condition, Liquidity, and Capital Resources

In the six months ended June 30, 2009, cash provided by operating activities decreased $85 million in comparison to the six months ended June 30, 2008. The decrease in cash provided by operating activities was primarily due to the significant reduction in income as compared to the prior year. Working capital performance continued to improve with receivables and inventory providing positive cash flow, which was offset by net cash outflow of $24 million related to NCR’s funding of the limited liability company that has been established to manage the remediation efforts related to the Fox River environmental matter. This amount is reflected as a cash outflow from operations in the six months ended June 30, 2009.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows net cash provided by operating activities and capital expenditures for the six months ended June 30:

In millions

	2009	2008
Net cash provided by operating activities	$65	$150
Less: Expenditures for property, plant and equipment	(29)	(36)
Less: Additions to capitalized software	(32)	(32)

Free cash flow	$4	$82

Capital expenditures decreased $7 million due to lower planned investments in property, plant, and equipment given the overall economic conditions.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities for the six months ended June 30, 2009 included a business acquisition of $12 million. Other investing activities for the six months ended June 30, 2008 included net proceeds of $53 million from the sale of property, plant and equipment, offset by $23 million of cash used primarily for acquisition related activity. Other financing activities for the six months ended June 30, 2009 included the repayment of our $300 million senior unsecured notes. Financing activities in the first six months of 2008 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. For the six months ended June 30, 2008, cash outflows from share repurchases were $320 million to repurchase approximately 13.8 million shares. Cash inflows from stock plans were $10 million in the first six months of 2008.

Net cash used in activities from discontinued operations was $16 million for the first six months of 2008, which primarily related to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

Our cash and cash equivalents totaled $407 million as of June 30, 2009. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Part I, Item 1A of the Form 10-K for the fiscal year-ended December 31, 2008 as well as Part II, Item 1A of this Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our revolving credit facility, we may be required to seek additional financing alternatives. Furthermore, as described in Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $200 million in 2009, with $129 million due in the remainder of 2009. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments: There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2008 other than our anticipated contributions to our global pension plans in 2010. At the end of March 2009, the U.S. Treasury Department issued revised guidance which impacts our expected pension plan contributions in the U.S. We continue to expect to contribute $120 million to our global pension plans in 2009. As disclosed in our Form 10-Q for the three months ended March 31, 2009, assuming that interest rates remain constant and 2009 asset returns are between +10% and -10%, we now expect to contribute between $120 million and $150 million to our global pension plans in 2010 as compared to the $200 million and $250 million previously disclosed in our Form 10-K for the year ended December 31, 2008.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our guarantees and product warranties are discussed in Note 8, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2008 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2009. Also, there were no significant changes in our estimates associated with those policies. See Note 8, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was stronger in the second quarter of 2009 as compared to the second quarter of 2008 based on comparable weighted averages for our functional currencies. This had a negative impact of 4% on second quarter 2009 revenue compared to second quarter 2008 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Our strategy is to hedge, on behalf of each subsidiary, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence, on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in other income or expense as exchange rates change.

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease in the fair value of the hedge portfolio of $10 million as of June 30, 2009.

The interest rate risk associated with our borrowing and investing activities as of June 30, 2009 was not material in relation to our condensed consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2009, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2009, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief

Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year-ended December 31, 2008, except for a modification to the first paragraph of the Work Environment risk factor and the addition of a new paragraph under the Operating Results Fluctuation risk factor. The modified Work Environment paragraph and the new Operating Results Fluctuations paragraph are both set forth below:

Work Environment Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many initiatives underway. On June 2, 2009, we announced the relocation of our worldwide headquarters from Dayton, Ohio to Duluth, Georgia. If we do not effectively transition our workforce by identifying and relocating key positions, hiring qualified candidates in Georgia to fill the remaining positions, and ensuring uninterrupted handoffs of responsibilities from departing NCR associates to new associates, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity that could negatively affect our operating results. If we are not successful in managing our other initiatives and minimizing any resulting loss in productivity, our business and operating results similarly could be negatively impacted.

Operating Results Fluctuations

Manufacturing Insourcing. On June 2, 2009, we announced that we would begin manufacturing advanced ATMs at a facility located in Columbus, Georgia. The products to be produced at the Columbus facility are currently being produced by a third-party contract manufacturer. If we do not effectively transition this ATM production from the contract manufacturer in a timely manner, we could experience problems with both product quality and on-time delivery to customers that could lead to business interruption and negatively impact our business and operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, the Company did not repurchase any shares of its common stock. As of June 30, 2009, the Company had a total remaining authorization of approximately $32 million under the 1999 and 2000 Board of Directors share repurchase programs.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results for the matters submitted to stockholder vote in connection with the Company’s 2009 Annual Stockholders’ meeting held on April 22, 2009 were included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2009, which was filed with the Securities and Exchange Commission on April 30, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”).

10.1	Amendment effective as of March 1, 2009, to Purchase and Manufacturing Services Agreement effective January 19, 2007 between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) portions of which have been omitted pursuant to NCR Corporation request for confidential treatment and filed separately with the Securities and Exchange Commission and incorporated herein by reference.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2009.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: July 30, 2009	By:	/s/ Anthony Massetti
Anthony Massetti
Senior Vice President and Chief Financial Officer