Form 10-Q
period 2009-09-30
NCR CORP
filed 2009-10-30
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock, $0.01 par value per share, outstanding as of October 13, 2009, was approximately 159.2 million.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Product revenue	$541	$757	$1,539	$2,064
Service revenue	594	622	1,728	1,830

Total revenue	1,135	1,379	3,267	3,894

Cost of products	433	560	1,226	1,513
Cost of services	478	509	1,404	1,525
Selling, general and administrative expenses	159	175	474	518
Research and development expenses	36	35	105	111

Total operating expenses	1,106	1,279	3,209	3,667

Income from operations	29	100	58	227

Interest expense	-	6	10	17
Other expense (income), net	24	(5)	20	(16)

Income from continuing operations before income taxes	5	99	28	226
Income tax (benefit) expense	(12)	17	1	51

Income from continuing operations	17	82	27	175
Loss from discontinued operations, net of tax	-	(2)	-	(4)

Net income	17	80	27	171
Net income (loss) attributable to noncontrolling interests	2	-	4	(1)

Net income attributable to NCR	$15	$80	$23	$172

Amounts attributable to NCR common stockholders:
Income from continuing operations	$15	$82	$23	$176
Loss from discontinued operations, net of tax	-	(2)	-	(4)

Net income	$15	$80	$23	$172

Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.09	$0.50	$0.14	$1.05

Diluted	$0.09	$0.49	$0.14	$1.03

Net income per common share
Basic	$0.09	$0.49	$0.14	$1.03

Diluted	$0.09	$0.48	$0.14	$1.01

Weighted average common shares outstanding
Basic	159.0	163.2	158.7	167.6
Diluted	160.2	166.2	159.8	170.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts

	September 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$419	$711
Accounts receivable, net	844	913
Inventories, net	708	692
Other current assets	270	241

Total current assets	2,241	2,557

Property, plant and equipment, net	345	308
Goodwill	89	84
Prepaid pension cost	230	251
Deferred income taxes	634	645
Other assets	365	410

Total assets	$3,904	$4,255

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$-	$301
Accounts payable	532	492
Payroll and benefits liabilities	137	210
Deferred service revenue and customer deposits	344	317
Other current liabilities	313	373

Total current liabilities	1,326	1,693

Long-term debt	11	7
Pension and indemnity plan liabilities	1,494	1,424
Postretirement and postemployment benefits liabilities	339	359
Deferred income taxes	10	9
Income tax accruals	144	155
Other liabilities	101	143

Total liabilities	3,425	3,790

Commitments and contingencies (Note 8)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock: par value $0.01 per share, 500.0 shares authorized, 159.2 and 158.1 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	2
Paid-in capital	263	248
Retained earnings	1,857	1,834
Accumulated other comprehensive loss	(1,672)	(1,644)

Total NCR stockholders’ equity	450	440
Noncontrolling interests in subsidiaries	29	25

Total stockholders’ equity	479	465

Total liabilities and stockholders’ equity	$3,904	$4,255

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions

	Nine Months Ended September 30
	2009	2008

Operating activities
Net income	$27	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	4
Depreciation and amortization	92	83
Stock-based compensation expense	11	30
Excess tax benefit from stock-based compensation	-	(2)
Deferred income taxes	(30)	29
Gains on sale of property, plant and equipment	(5)	(28)
Impairment of equity investments	22	-
Changes in operating assets and liabilities:
Receivables	71	224
Inventories	(12)	6
Current payables and accrued expenses	(62)	(140)
Deferred service revenue and customer deposits	27	5
Employee severance and pension	40	(21)
Other assets and liabilities	(65)	(54)

Net cash provided by operating activities	116	307

Investing activities
Expenditures for property, plant and equipment	(68)	(58)
Proceeds from sales of property, plant and equipment	4	54
Additions to capitalized software	(46)	(47)
Other investing activities, business acquisitions and divestitures, net	(12)	(54)

Net cash used in investing activities	(122)	(105)

Financing activities
Repurchases of Company common stock	(1)	(424)
Excess tax benefit from stock-based compensation	-	2
Repayment of senior unsecured notes	(300)	-
Payments on revolving credit facility	(30)	-
Borrowings on revolving credit facility	30	-
Proceeds from employee stock plans	6	15

Net cash used in financing activities	(295)	(407)

Cash flows from discontinued operations
Net cash used in operating activities	-	(17)

Effect of exchange rate changes on cash and cash equivalents	9	3

Decrease in cash and cash equivalents	(292)	(219)
Cash and cash equivalents at beginning of period	711	952

Cash and cash equivalents at end of period	$419	$733

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2008.

Use of Estimates GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through October 30, 2009, the date our Condensed Consolidated Financial Statements were issued. No matters were identified that would materially impact our Condensed Consolidated Financial Statements or require disclosure in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 855-10.

Out of Period Adjustments In the nine months ended September 30, 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin and net income of $3 million. The adjustments related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary.

The Company determined that the impact of this error, was not material to the 2008 annual and interim financial statements and the effect of correcting this error in the nine months ended September 30, 2009 is not material to the expected 2009 annual financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Comprehensive Income
Income from continuing operations	$17	$82	$27	$175
Other comprehensive (loss) income, net of tax:
Unrealized loss on securities	(1)	(2)	-	(4)
Unrealized gain on derivatives accounted for as hedges	1	4	6	3
Change to unrecognized losses and prior service cost related to pension, postemployment and postretirement benefits	(15)	(14)	(52)	16
Currency translation adjustments	-	(55)	18	(50)

Comprehensive income (loss) from continuing operations	2	15	(1)	140

Comprehensive loss from discontinued operations	-	(2)	-	(4)

Total comprehensive income (loss)	2	13	(1)	136

Comprehensive income attributable to noncontrolling interests	4	2	4	2

Comprehensive (loss) income attributable to NCR	$(2)	$11	$(5)	$134

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and the noncontrolling interests for the nine months ended September 30, 2009 and September 30, 2008:

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries

December 31, 2007	$1,776	$1,757	$19

Net income (loss)	171	172	(1)
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(50)	(53)	3
Unrealized losses on securities, net	(4)	(4)	-
Benefit plans, net	16	16	-
Unrealized gains on derivatives	3	3	-

Comprehensive income	136	134	2

Net share issuance and repurchase activity	(388)	(388)	-

September 30, 2008	$1,524	$1,503	$21

December 31, 2008	$465	$440	$25

Net income	27	23	4
Other comprehensive income (loss), net of tax:
Currency translation adjustments	18	18	-
Unrealized gain on securities, net	-	-	-
Benefit plans, net	(52)	(52)	-
Unrealized gain on derivatives	6	6	-

Comprehensive (loss) income	(1)	(5)	4

Net share issuance and repurchase activity	15	15	-

September 30, 2009	$479	$450	$29

In millions	September 30, 2009	December 31, 2008

Inventories, net
Work in process and raw materials	$124	$137
Finished goods	192	171
Service parts	392	384

Total inventories, net	$708	$692

3. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest (formerly known as minority interest) in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160, effective January 1, 2009, did not have a material impact on the Company’s Condensed Consolidated Financial Statements. In accordance with SFAS 160, which is now reflected at ASC 810-10, we have changed the presentation of our Condensed Consolidated Financial Statements, including the presentation of noncontrolling interests’ share of income or loss separately from net income attributable to NCR’s common stockholders and the presentation of the noncontrolling interest within equity and have provided additional disclosures required by the standard in Note 2, “Supplemental Financial Information”.

FASB Staff Position No. FAS 157-2 In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, which delayed the effective date for measuring nonfinancial assets and nonfinancial liabilities at fair value, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is now reflected at ASC 820-10 and the adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements; however, we have provided additional disclosures as required by ASC 820-10 in Note 12, “Fair Value of Assets and Liabilities”.

Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. The additional disclosures required as a result of this guidance is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161, the guidance of which is now reflected at ASC 815-10-50 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10-50, effective January 1, 2009, did not have an impact on the Company’s Condensed Consolidated Financial Statements; however, we have enhanced certain disclosures to comply with the new standard. See Note 15, “Derivatives and Hedging Instruments” for the additional disclosures.

FASB Staff Position No. FAS 142-3 In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (prior authoritative guidance: SFAS No. 142, Goodwill and Intangible Assets). FSP 142-3, which is now reflected at ASC 805-10, is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance, effective January 1, 2009, did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Emerging Issues Task Force Issue 08-6 In November 2008, the EITF issued their final consensus for EITF Issue 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which provides guidance regarding certain matters related to the accounting for equity method investments, including the method of determining the initial carrying value of such investments, the method for measuring and recognizing other-than-temporary impairments, and the accounting for share issuance by investees. EITF 08-6 is now reflected at ASC 323-10. The adoption of this guidance, effective January 1, 2009, did not have an impact on the Company’s Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 132(R)-1 In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires additional disclosures by public companies regarding plan assets of defined benefit pension or other postretirement benefit plans. The FSP requires additional disclosures regarding the investment allocation decision making process, the fair value of each major category of plan assets, and the inputs and valuation techniques used to measure the fair value of the plan assets. The required disclosures are effective for fiscal years ending after December 15, 2009; however, early application is permitted. The disclosures will not be required for earlier periods presented for comparative purposes. We will adopt the guidance, which is now reflected at ASC 715-20, on its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

FASB Staff Position No. FAS 141(R)-1 In February 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805-10 (prior authoritative guidance: SFAS No. 141(R), Business Combinations). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450-10 (prior authoritative guidance: SFAS No. 5, Accounting for Contingencies), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance at ASC 805-10. The FSP, which is now reflected at ASC 805-20, applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP, effective January 1, 2009, did not have an impact on the Company’s Condensed Consolidated Financial Statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2 In April 2009, the FASB Issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2/124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. In cases where the amortized cost of a debt security exceeds its fair value, FSP 115-2/124-2 requires that an entity assess whether it has the intent to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. In addition, FSP 115-2/124-2 requires that an impairment be separated into the amount of the total impairment related to the credit loss and the amount of the impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings, while the impairment related to all other factors is recognized in other comprehensive income. FSP 115-2/124-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of the FSP, which is now reflected at ASC 320-10, during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. FAS 157-4 In April 2009, the FASB issued FSP No. 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with ASC 820-10 (prior authoritative guidance: SFAS No. 157, Fair Value Measurements) when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. The adoption of the FSP, which is now reflected at ASC 820-10, during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. 107-1 and APB 28-1 (FSP 107-1 and 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and 28-1, which is now reflected at ASC 825-10, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the FSP during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements; however, we have provided additional disclosures as required by the FSP in Note 14, “Debt Obligations”.

Statement of Financial Accounting Standards No. 165 In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS 165,which is reflected at ASC 855-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 during the second quarter of 2009 did not have an impact on the Company’s financial position, results of operations or liquidity. We have provided the required disclosures in Note 1, “Basis of Presentation”.

Statement of Financial Accounting Standards No. 167 In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R), which amends ASC 810-10 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, SFAS 167 amends ASC 810-10 to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 amends certain guidance at ASC 810-10 for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 168 In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. In accordance with SFAS 168, the FASB Accounting Standards CodificationTM (Codification) is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases by the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS 168, which is reflected at ASC 105-10, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or liquidity; however, financial statement disclosures that refer to GAAP now provide references to the Codification rather than FASB Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.

Emerging Issues Task Force Issue 08-1 In September 2009, the EITF issued their final consensus for EITF Issue 08-1 (EITF 08-1), Revenue Arrangements with Multiple Deliverables, which will supersede the guidance in ASC 605-25 (previous authoritative guidance: Issue 00-21, Revenue Arrangements with Multiple Deliverables). When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, NCR will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation, which NCR has historically applied to certain customer arrangements. The new guidance is effective for fiscal years beginning after June 15, 2010. The Company is in the process of determining the effect of the adoption of the guidance in EITF 08-1.

Emerging Issues Task Force Issue 09-3 In September 2009, the EITF issued their final consensus for EITF Issue 09-3 (EITF 09-3), Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements, which amends the prior guidance to exclude tangible products that contain software and non-software components that function together to deliver the products “essential functionality” from the guidance on software revenue recognition. The guidance is effective for fiscal years beginning after June 15, 2010; however, early adoption is permitted as of the beginning of an entity’s fiscal year. Entities are required to adopt EITF 08-1 and EITF 09-3 concurrently. The Company is in the process of determining the effect of the adoption of the guidance in this EITF.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative is addressing legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific and Japan (APJ).

The Company made $21 million in severance payments during the first nine months of 2009. As of September 30, 2009, there was a remaining accrued liability of $3 million as compared to $26 million as of December 31, 2008. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in the fourth quarter of 2009.

The actions taken to date are expected to generate incremental, annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and will achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs and related savings from these additional activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impacts thereof.

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

In millions	2008 Organizational Realignment	2007 Manufacturing Realignment	Total

Employee Severance and Other Benefits
Balance as of January 1, 2009	$26	$1	$27
Foreign currency translation adjustments	(2)	-	(2)
Payments made during the nine months ended September 30, 2009	(21)	-	(21)
Changes in estimates during the nine months ended September 30, 2009	-	(1)	(1)

Ending balance as of September 30, 2009	$3	$-	$3

Real estate consolidation and restructuring During the nine months ended September 30, 2008, the Company recognized $28 million in gains from the sale of property, plant, and equipment in the Condensed Consolidated Statement of Operations. Of this amount, $23 million related to the sale of two properties in Canada and was recorded as a reduction to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill was $89 million as of September 30, 2009 as compared to $84 million as of December 31, 2008. The increase in goodwill is primarily attributable to the acquisition of TNR Holdings Corp. (TNR) as further described in Note 13, “Business Combinations and Investments”.

NCR’s identifiable intangible assets, reported in Other Assets in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. These intangible assets are being amortized over original periods ranging from two to five years. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	September 30, 2009		December 31, 2008
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Identifiable intangible assets
Non-compete arrangements	3 - 5	$5	$(5)	$5	$(4)
Intellectual property	2 - 5	49	(41)	49	(35)
Customer contracts and trade names	2 - 4	2	-	-	-

Total identifiable intangible assets		$56	$(46)	$54	$(39)

The increase in customer contracts and trade names is due to the Company’s April 2009 acquisition of TNR as further described in Note 13, “Business Combinations and Investments”.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

Nine months ended September 30, 2009	For the year ended (estimated)
	2009	2010	2011	2012
$7	$9	$5	$2	$1

6. STOCK COMPENSATION PLANS

As of September 30, 2009, the Company’s primary types of share-based compensation were stock options and restricted stock. Stock-based compensation (benefit) expense for the following periods was:

In millions	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Stock options	$3	$4	$11	$12
Restricted stock	(4)	6	-	18

Total stock-based compensation (pre-tax)	(1)	10	11	30
Tax benefit	-	(3)	(3)	(9)

Total stock-based compensation, net of tax	$(1)	$7	$8	$21

Stock-based compensation expense is recognized in the financial statements based upon fair value.

Stock-based compensation expense was lower in the three and nine months ended September 30, 2009 as compared to the same periods in 2008, due primarily to a reduction in the expected achievement level associated with certain performance-based restricted stock grants. NCR grants performance-based restricted stock that requires us to estimate NCR’s future performance against certain measures including return on capital and cumulative net operating profit levels. On a quarterly basis, the Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. In each of the three quarters of 2009, management determined that it was likely that the Company would achieve a lower level of performance against the performance criteria than previously estimated, which resulted in the prospective reduction in the related stock-based compensation expense and the reversal of previously recognized expense.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $5.61 for the three months ended September 30, 2009 and $4.80 for the nine months ended September 30, 2009.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Dividend yield	-	-	-	-
Risk-free interest rate	2.56%	3.20%	1.97%	2.63%
Expected volatility	49.6%	33.3%	43.8%	32.0%
Expected holding period (years)	5.0	5.1	5.0	5.1

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

As of September 30, 2009, the total unrecognized compensation cost of $22 million related to unvested stock options grants is expected to be recognized over a weighted average period of approximately 2.4 years. As of September 30, 2009, the total unrecognized compensation cost of $11 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2009	2008	2009	2008	2009	2008

Net service cost	$-	$-	$3	$6	$3	$6
Interest cost	49	50	25	27	74	77
Expected return on plan assets	(45)	(62)	(29)	(31)	(74)	(93)
Settlement charge	-	-	2	-	2	-
Amortization of:
Prior service cost	-	-	-	1	-	1
Actuarial loss	21	-	15	14	36	14

Net benefit cost (income)	$25	$(12)	$16	$17	$41	$5

Components of net periodic benefit cost (income) for the nine months ended September 30 are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2009	2008	2009	2008	2009	2008

Net service cost	$-	$-	$12	$22	$12	$22
Interest cost	147	147	67	81	214	228
Expected return on plan assets	(135)	(186)	(81)	(98)	(216)	(284)
Settlement charge	-	-	2	-	2	-
Amortization of:
Prior service cost	-	-	1	5	1	5
Actuarial loss	70	-	35	47	105	47

Net benefit cost (income)	$82	$(39)	$36	$57	$118	$18

During 2009, NCR closed its United Kingdom-based manufacturing operation, resulting in a significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the pension liability and accumulated other comprehensive loss were increased by $35 million. This curtailment did not have a material impact on pension expense or earnings in the nine months ended September 30, 2009.

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009.

As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on pension expense or earnings in the nine months ended September 30, 2009.

The net periodic benefit (income) cost of the postretirement plan for the three months and nine months ended September 30 was:

	Three Months Ended		Nine Months Ended
In millions	2009	2008	2009	2008

Interest cost	$2	$1	$5	$5
Amortization of:
Prior service benefit	(3)	(3)	(10)	(10)
Actuarial loss	-	1	2	3

Net benefit income	$(1)	$(1)	$(3)	$(2)

The net periodic benefit cost of the postemployment plan for the three months and nine months ended September 30 was:

	Three Months Ended		Nine Months Ended
In millions	2009	2008	2009	2008

Net service cost	$7	$5	$19	$17
Interest cost	4	2	10	10
Amortization of:
Actuarial loss	3	7	9	13

Net benefit cost	$14	$14	$38	$40
Restructuring severance cost	3	7	1	35

Total postemployment cost	$17	$21	$39	$75

Employer Contributions

Pension For the three months ended September 30, 2009, NCR contributed approximately $22 million to its international pension plans and $2 million to its executive pension plan. For the nine months ended September 30, 2009, NCR contributed approximately $52 million to its international pension plans and $6 million to its executive pension plan. NCR anticipates contributing an additional $40 million to its international pension plans for a total of $92 million and $2 million to its executive pension plan for a total of $8 million in 2009. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2009.

Postretirement For the three months ended September 30, 2009, the Company made $4 million in contributions to its U.S. postretirement plan. For the nine months ended September 30, 2009, the Company made $14 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $4 million to its U.S. postretirement plan for a total of $18 million in 2009.

Postemployment For the three months ended September 30, 2009, NCR contributed approximately $14 million to its postemployment plans, including $4 million related to the organizational realignment initiative which began in the second quarter of 2008. For the nine months ended September 30, 2009, the Company made $42 million in contributions to its postemployment plans, including $17 million related to the organizational realignment initiative. NCR anticipates contributing an additional $15 million to its postemployment plans in 2009 for a total of $57 million. This total includes $19 million in contributions related to all realignment initiatives.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2009 cannot currently be reasonably determined.

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

On February 23, 2009, NCR and the plaintiff class representative in the California action entered into a settlement agreement potentially covering both the NCR and First Level CEs, subject to court approval and to certain opt-in and opt-out requirements concerning the putative class members. Both the court approval and the necessary voting levels were achieved in the third quarter of 2009, with payments to class members expected to occur in the fourth quarter.

On July 3, 2009, the Company reached agreement in principle to settle the Illinois action by stipulating to a so-called Rule 23 opt-out class and creating an associated settlement fund. The opt-out period will end during the fourth quarter of 2009; settlement is contingent upon a maximum number of opt-outs. The members in the Illinois class will also be eligible to receive an FLSA award out of the California FLSA settlement. NCR recorded an accrual of $12 million as of December 31, 2008 to recognize the Company’s expected liability under the California and Illinois settlements as well as other expenses related to the lawsuits, including the payment of administrative costs, certain employee taxes, and other expenses.

In August 2009, a federal court in Ohio granted motions for summary judgment against NCR in two companion class actions brought on behalf of certain unionized retirees, who claimed that the Company’s 2003 decision to terminate certain benefits payable on death violated collective bargaining agreements and other rights. The Company has appealed the decision to the Sixth Circuit Court of Appeals. If affirmed on appeal, the decision will require the Company to restore the death benefit, at an approximate cost of $6 million, which NCR recognized as other expense during the three months ended September 30, 2009.

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

In November 2006, the Governments issued, for public comment, a proposal to amend previous RODs for the lower river. The proposal called for a combination of dredging and capping to remediate the PCB-containing sediments, as opposed to using dredging throughout the lower river. In June 2007, the Governments issued their amendment to the previous RODs (Amended ROD), adopting the proposal to use a combination of dredging and capping to remediate the sediments in OUs 2 through 5 (the Amended ROD did not address OU 1).

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs identified above. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API are working with the Governments to implement certain provisions of the Order (one other PRP is making certain voluntary financial contributions toward the work being conducted under the Order), which among other things, requires that full-scale remediation begin in 2009. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.

In its meeting on April 22, 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Prior to this, Tetra Tech had performed certain preparatory work pursuant to an interim contract with API. At the same meeting, the Board of Directors also approved the formation of a limited liability corporation (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API funded the LLC’s initial operations, with NCR contributing approximately $30 million in the second quarter of 2009 in addition to amounts contributed by API. Such funding will be subject to regular replenishment on an ongoing basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause,” an event the likelihood of which the Company currently considers remote. The maximum obligation under the Company’s note is approximately $20 million; however, the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

On January 7, 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of September 30, 2009, there were a total of 28 PRP defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” that is now set for January 4, 2010, limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limits initial discovery proceedings to the same questions. Upon completion of this “Phase I” of the case, the court will enter a new Case Management and Scheduling Order that will govern further proceedings in the case. Some defendants have requested that the court enter final judgment based on the Phase I factors alone, and forgo a “Phase II” that would otherwise focus on other factors, such as volume of discharges and cooperation with the government.

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

For the first factor described above, NCR utilizes a best estimate of $837 million as the total of the clean-up costs for each of the segments of the river. The estimated total cost amount of $837 million includes estimates for the OU 1 through OU 5 work, including the amount of the April 2009 Tetra Tech remediation contract, the Phase I work and the remedial design work. It adds to these estimates a 15% contingency for possible cost overruns and unexpected expenses; a 5% contingency for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation). There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the contingency applicable to cost overruns and unexpected expenses were to be doubled from 15% to 30%, the total cost would increase to approximately $931 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government has recently indicated, in a filing in a PRP’s bankruptcy proceeding, that claims for NRD could be as high as $382 million.

Third, for the NCR/API shares of future clean-up costs, which are expected to be determined in the allocation litigation referenced above, NCR determined that there are ranges of equally possible outcomes for the different segments of the river, and that no estimates within these ranges are better than the other estimates. Accordingly, NCR uses the low ends of the ranges, which it bases primarily on the proximity of the areas to be remediated to the locations at which PCBs from the NCR/API plants were discharged to the river. There are other estimates or claims that are significantly higher for the NCR/API share, some of which focus instead on other factors, such as alleged knowledge of the effects of PCBs and/or the contention that API and NCR were arguably the original source for many of the PCBs at the Fox River. As to the high end of the range, some parties assert in the allocation litigation that NCR and API should bear all responsibility for the clean-up. NCR believes there is significant uncertainty surrounding these estimates. NCR’s analysis for this factor assumes certain percentages of particular OUs’ clean-up costs will be assigned to NCR and API based on the proximity analysis discussed above, and that these percentages represent the low end of the range. NCR’s analysis of this factor also assumes that other PRPs will remain financially viable and will be able to pay their ultimate allocable shares of any liability for the clean-up costs. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award. NCR’s analysis of this factor assumes that API is able to pay its percentage share of the NCR/API joint share. Additionally, a portion of the API obligation to NCR is the subject of a joint obligation binding not only API but also a third party, and this analysis likewise assumes that third party would be financially viable and able to pay API’s share if necessary.

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

In light of several factors—among them, the remedial design work conducted by NCR and GP, ongoing settlement discussions (including the prospects not only of group settlements but also of individual settlements for certain corporate or municipal entities), the efforts to implement the Order for clean-up of the lower river, the pending allocation litigation referenced above, efforts by NCR and API to identify other parties with potential responsibility for the clean-up, change orders or cost overruns that may result from the ongoing remediation efforts, and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. Among other things, the outcome of the Phase I trial in 2010 could, depending on its structure and its degree of finality, also cause changes in components of the Company’s Fox River reserve. In addition, the current economic recession may affect the Fox River cleanup, in particular with respect to the ability of PRPs to meet their obligations with respect to the cleanup or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that PRP’s potential contributions to the clean-up cannot be determined at this time. Further, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of September 30, 2009, the net reserve for the Fox River matter was approximately $59 million, compared to $88 million as of December 31, 2008. The $29 million decrease in the reserve is due to payments made for clean up activities and legal fees in the first nine months of 2009, offset by a decrease in the indemnification receivable discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. During 2009, NCR has contributed approximately $36 million to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As the LLC makes payments for the remediation activities, NCR’s funded balance is reduced. As of September 30, 2009, approximately $12 million remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC subsequently makes payments to Tetra Tech with respect to remediation activities.

AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term receivable of approximately $35 million as of September 30, 2009, and is deducted in determining the net reserve discussed above. This receivable, which was approximately $45 million as of December 31, 2008, has decreased primarily due to the effect of insurance recoveries. The receivable balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the receivable in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the receivable. The Company is not able to predict precisely when it expects its actual payments to achieve the indemnity threshold; however, we do not expect that to occur prior to 2010, depending primarily on whether NCR receives further insurance recoveries.

In connection with the Fox River matter, NCR has reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $54 million over the past several years, including $28 million received in the first nine months of 2009. Of this amount, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. The Company is also engaged in litigation against several other insurance carriers in connection with the Fox River matter; that case, previously scheduled to go to trial in a Wisconsin state court in April of 2009, has been stayed pending the resolution of an appeal in API’s separate case against its insurance carriers.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation, restoration, and monitoring for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance or third-party indemnity claims, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, a receivable relating to the AT&T and Alcatel-Lucent indemnity is recorded, because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and their effect on the Company’s financial statements. NCR had no obligations related to such guarantees and therefore, the condensed consolidated financial statements do not include any associated liability balance as of September 30, 2009 or December 31, 2008.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2009	2008

Warranty reserve liability
Beginning balance at January 1	$24	$13
Accruals for warranties issued	30	36
Settlements (in cash or in kind)	(34)	(29)

Ending balance at September 30	$20	$20

NCR periodically offers extended warranties to its customers in the form of product maintenance services, in addition to the standard product warranty. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to its objective and reliable fair value (VSOE for transactions subject to the provisions of GAAP for software revenue recognition) of the product maintenance and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts not subject to the provisions applied to the accounting for software revenue recognition, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term. Amounts associated with these extended warranties are not included in the table above.

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

9. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. Income tax represented a benefit of $12 million for the three months ended September 30, 2009 compared to income tax expense of $17 million for the three months ended September 30, 2008. The income tax benefit in the third quarter of 2009 was primarily due to the reversal of certain reserves upon the closure of audits and tax years in various jurisdictions.

Income tax expense was $1 million for the nine months ended September 30, 2009 and $51 million for the nine months ended September 30, 2008. The decrease in income tax expense was primarily due to the decrease in taxable income in addition to the closure of certain audits and tax years in various jurisdictions.

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Amounts attributable to NCR common stockholders:
Income from continuing operations	$15	$82	$23	$176
Loss from discontinued operations	-	(2)	-	(4)

Net income applicable to common shares	$15	$80	$23	$172

Weighted average outstanding shares of common stock	159.0	163.2	158.7	167.6
Dilutive effect of employee stock options and restricted stock	1.2	3.0	1.1	3.0

Common stock and common stock equivalents	160.2	166.2	159.8	170.6

Earnings (loss) per share attributable to NCR common stockholders:
Basic earnings (loss) per share:
From continuing operations	$0.09	$0.50	$0.14	$1.05
From discontinued operations	$-	$(0.01)	$-	$(0.02)

Net earnings per share (Basic)	$0.09	$0.49	$0.14	$1.03

Diluted earnings (loss) per share:
From continuing operations	$0.09	$0.49	$0.14	$1.03
From discontinued operations	$-	$(0.01)	$-	$(0.02)

Net earnings per share (Diluted)	$0.09	$0.48	$0.14	$1.01

Options to purchase 6.8 million shares and less than 0.1 million shares of common stock for the third quarter of 2009 and the third quarter of 2008, respectively, as well as 7.4 million shares and less than 0.1 million shares for the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

The Company did not repurchase shares during the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company repurchased approximately 18 million shares of its common stock for $424 million, of which approximately 4.1 million shares were repurchased during the third quarter of 2008 for $104 million. Upon repurchase, shares are retired.

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

The following table presents revenue and gross margin by segment:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2009	2008	2009	2008

Revenue by segment
Americas	$514	$620	$1,478	$1,685
EMEA	390	502	1,160	1,508
APJ	231	257	629	701

Total revenue	1,135	1,379	3,267	3,894

Gross margin by segment
Americas	103	115	283	316
EMEA	94	140	283	408
APJ	50	69	138	172

Total - Segment gross margin	247	324	704	896

Selling, general and administrative expenses	145	173	435	522
Research and development expenses	32	34	93	101
Pension expense	41	5	118	18
Other adjustments (1)	-	12	-	28

Income from operations	$29	$100	$58	$227

(1)

Other adjustments include $12 million of organizational realignment costs in the third quarter of 2008, $32 million of organizational realignment costs in the second quarter of 2008 and a $16 million gain from the sale of a manufacturing facility in Canada in the first quarter of 2008.

The following table presents revenue from products and services for NCR:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2009	2008	2009	2008

Product revenue	$541	$757	$1,539	$2,064
Professional and installation services revenue	144	161	402	461

Total solution revenue	685	918	1,941	2,525
Support services revenue	450	461	1,326	1,369

Total revenue	$1,135	$1,379	$3,267	$3,894

12. FAIR VALUE OF ASSETS AND LIABILITIES

ASC 820-10 defines fair value as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques noted in ASC 820-10:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2009 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions
	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deposits held in money market funds(1)	$200	$200	$-	$-
Time deposits(1)	45	45	-	-
Available-for-sale securities(2)	16	16	-	-
Foreign exchange forward contracts	2	-	2	-

Total	$263	$261	$2	$-

Liabilities

Foreign exchange forward contracts	$6	$-	$6	$-

Total	$6	$-	$6	$-

(1)	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Included in Other assets in the Condensed Consolidated Balance Sheet.

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

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements During the Nine Months Ended September 30, 2009 Using			Total Losses
Description	Fair Value Measurements During the Nine Months Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

Customer contract and trade names	$2	$-	$-	$2	$-	$-

TNR - nonmarketable equity investment	$4	$-	$-	$4	$-	$(5)

ePlay - nonmarketable cost investment	$2	$-	$-	$2	$(17)	$(17)

Total nonmarketable investments	$6	$-	$-	$6	$(17)	$(22)

During the third quarter of 2009, we measured the fair value of our investment in ePlay, LLC (ePlay) utilizing the income approach that is based on the use of the discounted expected cash flows of ePlay. The discounted expected cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with ePlay. Our investment in ePlay has been classified as Level 3 as we used unobservable inputs to value this investment, which required management to exercise judgment due to the absence of observable inputs such as market prices. We recorded an impairment charge of $17 million in other income and expense in the Condensed Consolidated Statement of Operation in the third quarter of 2009 based on the fair value of the investment compared to its previous carrying value.

During the second quarter of 2009, the Company acquired the remaining 80.4% of TNR as further described in Note 13, “Business Combinations and Investments”. In conjunction with the transaction, NCR recognized intangible assets for customer contracts and trade names of $2 million. We measured the fair value of the customer contracts through the use of discounted cash flows expected to be earned by the contracts, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the contract. We measured the fair value of trade names acquired in the transaction based on a relief from royalty approach, which required the use of unobservable inputs, including comparable royalty rates in the media and entertainment industry as well as expected revenues over the estimated life of the trade names.

During the first quarter of 2009, we measured the fair value of our investment in TNR utilizing the income approach that is based on the use of the discounted cash flows of TNR. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with TNR. Our investment in TNR was classified as Level 3 as we used unobservable inputs to value this investment, which required management to exercise judgment due to the absence of observable inputs such as market prices. We recorded an impairment charge of $5 million in other income and expense in the Condensed Consolidated Statement of Operations in the first quarter of 2009 based on the fair value of our investment compared to its previous carrying value.

13. BUSINESS COMBINATIONS AND INVESTMENTS

The Company acquired the remaining 80.4% of TNR on April 21, 2009 for cash consideration of $12 million, which was accounted for using the acquisition method as the assets acquired and liabilities assumed constituted a business. The Company recognized goodwill of $3 million from the acquisition, none of which will be deductible for income tax purposes. In conjunction with the acquisition, NCR recognized approximately $2 million for intangible assets, primarily for customer contracts and trade names. The weighted-average amortization period is 3.5 years for these intangible assets.

The operating results of TNR have been included in NCR’s results as of the closing date of the acquisition. The disclosures otherwise required by the guidance for business combinations are not being provided as the impact of the acquisition is not material to NCR’s consolidated results. The purchase price of TNR is reported under other investing activities, business acquisitions and divestitures, net in the Condensed Consolidated Statement of Cash Flows.

14. DEBT OBLIGATIONS

During the second quarter of 2009, the Company repaid the $300 million of senior unsecured notes, which had previously been classified as short-term debt on the Condensed Consolidated Balance Sheet.

As of September 30, 2009, the Company’s long-term debt was $11 million. The Company’s long-term debt mainly consists of $5 million in notes payable originating in the United States and a capital lease obligation entered into during the third quarter of 2009. The $5 million note payable matures in 2020 and has an interest rate of 9.49%.

Industrial Revenue Bond

During the third quarter of 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority, the proceeds of which were utilized to purchase an existing facility. In addition to the bond issuance, NCR and the Development Authority also entered into a lease agreement, whose terms provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording the capital lease obligation as a long-term debt on NCR’s Condensed Consolidated Balance Sheet.

Revolving Credit Facility

On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative, and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of September 30, 2009. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of September 30, 2009, LIBOR margin would have been 42.5 basis points. No amount was outstanding under the facility as of September 30, 2009.

Fair Value of Debt

The fair value of our debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s BBB- credit rating with adjustments for duration. As of September 30, 2009 and December 31, 2008, the fair value of our debt was $13 million and $314 million, respectively. The decrease in the fair value of our debt as of September 30, 2009 as compared to December 31, 2008 was primarily due to the repayment of the $300 million senior unsecured notes.

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

Foreign Currency Exchange Risk

ASC 815-10-25 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. The Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception.

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

Interest Rate Risk

Interest rate risk associated with our borrowing is not considered material to our consolidated financial position, results of operations or cash flows as of September 30, 2009 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of September 30, 2009.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

In millions	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	September 30, 2009			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$7	$1	Other liabilities	$42	$5

Total derivatives designated as hedging instruments			$1			$5

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$50	$1	Other liabilities	$58	$1

Total derivatives not designated as hedging instruments			$1			$1

Total derivatives			$2			$6

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 are as follows:

In millions

		Amount of Gain Recognized in the Condensed Consolidated Statement of Operations
Derivatives in Fair Value Hedging Relationships	Location of Gain Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2009	For the nine months ended September 30, 2009

Interest rate swap	Interest expense	$-	$1

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2009	For the nine months ended September 30, 2009	Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the three months ended September 30, 2009	For the nine months ended September 30, 2009	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Foreign exchange contracts	$1	$6	Cost of products	$(4)	$(5)	Other income (expense)	$1	$1

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2009	For the nine months ended September 30, 2009

Foreign exchange contracts	Other income (expense)	$(1)	$(6)
Foreign exchange contracts	Cost of products	$(1)	$5

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the third quarter of 2009:

•	Cash flow from operations of $51 million; increase in cash as of September 30, 2009 to $419 million compared to $407 million as of June 30, 2009.

•	Impairment charge of $17 million related to an equity investment and a $6 million litigation charge.

•	Double digit sales declines across all three geographic segments in the third quarter of 2009 compared to the third quarter of 2008.

During the first nine months of 2009, we continued to focus on our strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2009 are as follows:

1)	Gain profitable share We continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company continues to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare and public sector, entertainment, and software and technology. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Our continued investment in our Entertainment business and progress on meeting our targeted roll-out of 2,500 DVD-rental kiosks by the end of 2009 is one example of these efforts.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. While we continued to make progress in this regard in the first nine months of 2009, we intend to ensure that our execution through the end of the year will allow us to capture efficiencies and intended cost savings. In addition, as announced during the second quarter, NCR will open two new ATM manufacturing facilities – located in Columbus, Georgia and Manaus, Brazil – which will begin shipping product by the first quarter of 2010. NCR expects both plants to provide incremental margins over our existing contract-based manufacturing structure in the Americas.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability provides us a growing competitive advantage in winning customers and it provides NCR with an attractive and stable revenue source.

5)	Focus on working capital and balance sheet In 2008, NCR made significant improvements managing working capital, especially in the areas of accounts receivable and inventory. We will continue to focus on these areas to further improve our operating cash flow and working capital position. The Company will continue to make investments in areas that generate maximum growth, such as self-service research and development and demand creation.

We expect to continue with these initiatives for the remainder of 2009 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

The following table shows our results for the three months ended September 30:

In millions	2009	2008

Revenue	$1,135	$1,379
Gross margin	$224	$310
Gross margin as a percentage of revenue	19.7%	22.5%
Consolidated operating expenses:
Selling, general and administrative expenses	159	175
Research and development expenses	36	35

Income from operations	$29	$100

The following table shows our revenues and gross margins from products and services, respectively, for the three months ended September 30:

In millions	2009	2008

Product revenue	$541	$757
Cost of products	433	560

Product gross margin	$108	$197

Product gross margin as a percentage of revenue	20.0%	26.0%

Services revenue	$594	$622
Cost of services	478	509

Services gross margin	$116	$113

Services gross margin as a percentage of revenue	19.5%	18.2%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue decreased 18% as compared to the third quarter of 2008 due to the continued recessionary economic environment, which has negatively impacted sales volumes for both products and services. Foreign currency fluctuations provided a negative impact to revenue of 1% in the third quarter of 2009. In the third quarter of 2009, our product revenue decreased 29% and services revenue decreased 5% as compared to the third quarter of 2008. The decrease in product revenue was due to double-digit sales declines across all three of our geographic segments. This was primarily attributable to the overall market and economic conditions and their effect on our customers’ capital spending, especially on customers in our primary industry verticals – financial services and retail and hospitality. Product revenue from the financial services industry decreased significantly across all segments, while the retail and hospitality industry were challenging in the Americas and Europe, Middle East, and Africa (EMEA). The decrease in services revenue was primarily driven by the impact of negative foreign exchange rate fluctuations and declines in professional and installation related services, which are typically tied to new product sales and installations. Maintenance services in the three months ended September 30, 2009 declined approximately 2% in comparison to the three months ended September 30, 2008 due to the impact of negative foreign exchange rate fluctuations.

Gross Margin

Gross margin as a percentage of revenue for the three months ended September 30, 2009 was 19.7% compared to 22.5% in the third quarter of 2008. Product gross margin decreased 6.0 percentage points to 20.0% in the third quarter of 2009 compared to 26.0% in the third quarter of 2008. The decline in product gross margin was due in part to lower volumes, which resulted in reduced operating leverage. Product gross margins were also negatively impacted in the third quarter of 2009 by a negative sales in comparison to the prior year period. These items more than offset cost savings achieved through our manufacturing realignment and continued focus on cost reduction actions.

Services gross margin increased 1.3 percentage points to 19.5% in the third quarter of 2009 from 18.2% in the third quarter of 2008. Services gross margin was negatively impacted by $20 million in higher pension expense, or 3.4% as a percentage of service revenue, in the third quarter of 2009 as compared to the third quarter of 2008. Services gross margin was negatively impacted by $11 million or 1.8% of organizational realignment costs in the third quarter of 2008. After considering these items, the services gross margin improvement is primarily due to lower labor and service delivery costs as the result of headcount reductions. These reductions were completed as part of our past organizational realignment efforts and have resulted in more efficient and lower service delivery cost in comparison to the prior year period.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2009 and 2008 were impacted by certain employee benefit plans as shown below:

In millions	2009	2008
Pension expense	$41	$5
Postemployment expense	17	21
Postretirement income	(1)	(1)

Net expense	$57	$25

During the three months ended September 30, 2009, NCR incurred $41 million of pension expense compared to $5 million in the third quarter of 2008. The increase in pension expense was primarily due to the loss on invested plan assets that we experienced in 2008.

During 2009, NCR closed its United Kingdom based manufacturing operation, resulting in a significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the pension liability and accumulated other comprehensive loss were increased by $35 million. This curtailment did not have a material impact on pension expense or earnings in the period.

Postemployment plan expense during the third quarter of 2009 decreased to $17 million from $21 million in the third quarter of 2008. During the third quarter of 2008, the Company recorded a discrete cost of $7 million related to the organizational realignment initiative, which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $159 million in the third quarter of 2009 as compared to $175 million in the third quarter of 2008. As a percentage of revenue, these expenses were 14.0% of revenue in the third quarter of 2009 compared to 12.7% in the third quarter of 2008. Pension costs included in selling, general, and administrative expenses were $14 million in the third quarter of 2009 as compared to $1 million in the third quarter of 2008. Selling, general, and administrative expenses in the three months ended September 30, 2008 included $1 million of organizational realignment costs. After considering these items, selling, general, and administrative expenses decreased in the third quarter of 2009 due to the Company’s continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the organizational realignment initiated in the prior year. Further, reductions in incentive and stock-based compensation expense have contributed to the reduction in selling, general, and administrative expenses in comparison to the prior year period.

Research and Development Expenses

Research and development expenses were relatively unchanged, totaling $36 million in the third quarter of 2009 as compared to $35 million in the third quarter of 2008. Although the Company is operating in a difficult market environment, NCR has continued to invest in its products, while emphasizing controls on discretionary spending such as travel and incentive compensation. These cost savings efforts were more than offset by $3 million in higher pension costs included in research and development expenses in the third quarter of 2009 as compared to the third quarter of 2008.

Interest and Other Income Items

Interest expense was less than $1 million in the third quarter of 2009 compared to $6 million in the third quarter of 2008. The decrease in interest expense was due to the Company’s repayment of the senior unsecured notes in the second quarter of 2009.

Other expense, net was $24 million in the third quarter of 2009 compared to other income, net of $5 million in the third quarter of 2008. Interest income was $1 million in the third quarter of 2009 compared to $5 million in the third quarter of 2008. The decrease in interest income was primarily due to lower interest rates and cash balances in the third quarter of 2009 compared to the third quarter of 2008. Other expense in the third quarter of 2009 included a $17 million impairment charge related to an equity investment and a $6 million charge related to litigation.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented a benefit of $12 million for the three months ended September 30, 2009 compared to income tax expense of $17 million for the three months ended September 30, 2008. The income tax benefit in the third quarter of 2009 was due to the reversal of certain reserves upon the closure of audits and tax years in various jurisdictions.

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

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment gross margin. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment gross margin, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States of America (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense on segment gross margin, which was $23 million in the third quarter of 2009 and $3 million in the third quarter of 2008, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended September 30:

Americas	2009	2008
In millions

Revenue	$514	$620
Gross margin	$103	$115

Gross margin as a percentage of revenue	20.0%	18.5%

Americas segment revenue decreased 17% during the third quarter of 2009 as compared to the third quarter of 2008. The decline in revenue is mainly due to lower product sales volumes in the United States (U.S.) and Latin America to customers in the financial services and retail and hospitality industries, which offset gains in emerging customer verticals such as healthcare, entertainment and travel and gaming. While large financial institutions continue a deposit automation upgrade cycle, sales to mid-sized financial services institutions have been negatively impacted by the overall market conditions. In the U.S., customers in the retail and hospitality industry have been negatively affected by continued weakness in consumer spending and high unemployment rates. As a result, U.S. retailers have reduced capital spending and new store growth has been significantly curtailed. In Latin America, NCR achieved significant sales volume to a financial services customer in 2008 that was not repeated in 2009.

Recurring maintenance services decreased only slightly in the third quarter of 2009 as compared to the third quarter of 2008. This trend reflects the stable nature of recurring, maintenance based services despite an adverse market for new product sales.

Gross margin as a percentage of revenue increased 1.5 percentage points in the third quarter of 2009 as compared to the third quarter of 2008. The improvement in the Americas gross margin was primarily due to the focus on cost containment in addition to an improvement in gross margins from services.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended September 30:

EMEA	2009	2008
In millions

Revenue	$390	$502
Gross margin	$94	$140

Gross margin as a percentage of revenue	24.1%	27.9%

EMEA segment revenue decreased 22% during the third quarter of 2009 as compared to the third quarter of 2008. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 3%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services industry across Europe and in the Middle East and Africa. Product sales to financial services customers in Turkey, Eastern Europe, and Africa continue to be challenging due to market and credit conditions. Product sales to the retail and hospitality industry were also lower throughout Europe.

Gross margin as a percentage of revenue decreased 3.8 percentage points in the third quarter of 2009 as compared to the third quarter of 2008. Gross margin was negatively impacted by lower sales volumes and sales mix that more than offset cost savings achieved by our manufacturing and organizational realignment initiatives.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the three months ended September 30:

APJ	2009	2008
In millions

Revenue	$231	$257
Gross margin	$50	$69

Gross margin as a percentage of revenue	21.6%	26.8%

APJ revenue decreased 10% during the third quarter of 2009 as compared to the third quarter of 2008. Foreign currency fluctuations provided a 3% benefit in the quarter-over-quarter comparison. The decrease in revenue was primarily driven by a reduction in product sales to financial services and retail and hospitality industry customers in northern and southern Asia. Revenue in Japan was relatively unchanged from the prior year comparable period. The decline in sales was seen primarily in China, due to the timing of shipments in the prior year, and Australia, which was due to declines in sales to the retail and hospitality industry.

Gross margin as a percentage of revenue decreased 5.2 percentage points in the third quarter of 2009 as compared to the third quarter of 2008. Gross margin was negatively impacted by lower sales volumes in the third quarter of 2009 and a negative sales mix in comparison to the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table shows our results for the nine months ended September 30:

In millions	2009	2008

Revenue	$3,267	$3,894
Gross margin	$637	$856
Gross margin as a percentage of revenue	19.5%	22.0%
Consolidated operating expenses:
Selling, general and administrative expenses	474	518
Research and development expenses	105	111

Income from operations	$58	$227

The following table shows our revenues and gross margins from products and services, respectively, for the nine months ended September 30:

In millions	2009	2008

Product revenue	$1,539	$2,064
Cost of products	1,226	1,513

Product gross margin	$313	$551

Product gross margin as a percentage of revenue	20.3%	26.7%

Services revenue	$1,728	$1,830
Cost of services	1,404	1,525

Services gross margin	$324	$305

Services gross margin as a percentage of revenue	18.8%	16.7%

Revenue

Revenue decreased 16% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due to sales declines across all three of our geographic segments. The effects of foreign currency fluctuations had a negative impact of 3% on revenue in the nine months ended September 30, 2009. In the nine months ended September 30, 2009, product sales decreased 25% and services revenue decreased 6% as compared to the nine months ended September 30, 2008. The decrease in product revenue was primarily due to sales declines across all of our geographic segments to customers in the financial services and retail and hospitality industries. The decrease in services revenue is primarily attributable to the negative impact of foreign currency rates and declines in professional and installation related services. Maintenance services in the nine months ended September 30, 2009 have declined approximately 3% in comparison to the prior year comparable period. Maintenance services represent a recurring revenue base that is less susceptible to economic cycles.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2009 was 19.5% compared to 22.0% for the nine months ended September 30, 2008. Product gross margin of 20.3% for the nine months ended September 30, 2009 declined 6.4 percentage points from 26.7% for the same period in 2008. Product gross margin was negatively impacted in the nine months ended September 30, 2008 by $2 million in organizational realignment costs. The decrease in the gross margin for the nine months ended September 30, 2009 is primarily driven by lower volumes, which resulted in reduced operating leverage and an unfavorable sales mix, as compared to the nine months ended September 30, 2008.

Services gross margin increased 2.1 percentage points from 16.7% for the nine months ended September 30, 2008 to 18.8% for the nine months ended September 30, 2009. In 2008, services gross margin was negatively impacted by $29 million or approximately 1.6% due to organizational realignment costs. In 2009, gross margin was impacted by $61 million in pension expense compared to $4 million in 2008. After considering these items, the improvement in gross margin is primarily due to lower labor and service delivery costs resulting from reduced headcount and continued focus on overall cost reductions and efficiency improvements.

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

The Company made $21 million in severance payments during the first nine months of 2009. As of September 30, 2009, there is a remaining accrued liability of $3 million as compared to $26 million as of December 31, 2008.

The actions taken to date are expected to generate incremental, annualized savings of approximately $40 million. We realized approximately half of that amount during 2008 and will achieve the full, annualized savings beginning in 2009. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing and therefore, expects additional realignment activities through 2010 as a result of this initiative. The costs and related savings from these additional activities are not reasonably estimable at this time as we are in the process of defining the scope of the activities and quantifying the impacts thereof.

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

Manufacturing Realignment In the first quarter of 2007, the Company initiated a manufacturing realignment initiative primarily related to its ATM products, which included outsourcing certain manufacturing activities in the Americas region and shifting other manufacturing activities from high cost to low cost geographies in the EMEA region as well as the APJ region. This realignment resulted in approximately 1,100 employee terminations and, as expected, improved productivity and freed capital in order to invest the related cost savings in revenue-generating programs such as sales, engineering and market development. During the second quarter of 2009, the Company reversed the remaining $1 million reserve related to the manufacturing realignment due to changes in estimated remaining severance payments.

Real estate consolidation and restructuring During the nine months ended September 30, 2008, the Company recognized $28 million in gains from the sale of property, plant, and equipment in the Condensed Consolidated Statement of Operations. Of this amount, $23 million related to the sale of two properties in Canada and was recorded as a reduction to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2009 and 2008 were impacted by certain employee benefit plans as shown below:

In millions

	2009	2008

Pension expense	$118	$18
Postemployment expense	39	75
Postretirement income	(3)	(2)

Net expense	$154	$91

During the nine months ended September 30, 2009, NCR incurred $118 million of pension expense compared to $18 million in the nine months ended September 30, 2008. The increase in pension expense was primarily due to the loss on invested plan assets that we experienced in 2008.

During 2009, NCR closed its United Kingdom based manufacturing operation, resulting in a significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the pension liability and accumulated other comprehensive loss were increased by $35 million. This curtailment did not have a material impact on pension expense or earnings in the period.

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on pension expense or earnings in the period.

Postemployment plan expense during the first nine months of 2009 decreased to $39 million from $75 million in the first nine months of 2008. The decrease was primarily driven by a 2008 discrete cost of $35 million related to the organizational realignment initiative which is described in more detail in the “Restructuring and Re-engineering” section of this MD&A.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $474 million in the nine months ended September 30, 2009 as compared to $518 million in the nine months ended September 30, 2008. As a percentage of revenue, these expenses were 14.5% of revenue in the first nine months of 2009 compared to 13.3% in the first nine months of 2008. Pension costs included in selling, general, and administration expenses were $39 million in 2009 as compared to $3 million in 2008. Selling, general, and administrative expenses in the nine months ended September 30, 2008 included $9 million of organizational realignment costs, which were more than offset by $23 million in gains from the sale of two properties in Canada. After considering these items, selling, general, and administrative expenses decreased in the first nine months of 2009 due to the Company’s acceleration of cost reduction actions and the benefit of cost savings from the organizational realignment initiated in the prior year. Cost reduction initiatives in the first nine months of 2009 included limiting discretionary spending and reducing incentive compensation. In addition, stock-based compensation expense related to performance based equity grants declined in comparison to the prior year period.

Research and Development Expenses

Research and development expenses were $105 million in the nine months ended September 30, 2009 as compared to $111 million in the nine months ended September 30, 2008. Research and development expenses as a percentage of revenue were 3% in the first nine months of 2009 as well as the first nine months of 2008. Research and development expenses included $4 million of organizational realignment costs in the first nine months of 2008. After considering this item, the decrease in research and development expenses was due to the focus on cost reductions in the nine months ended September 30, 2009, including limits on discretionary spending, headcount reductions, and the elimination of incentive compensation. These cost savings were offset in part by $6 million in higher pension expense in the nine months ended September 30, 2009 as compared to September 30, 2008.

Interest and Other Income Items

Interest expense was $10 million in the nine months ended September 30, 2009 compared to interest expense of $17 million in the nine months ended September 30, 2008. The decrease in interest expense was due to the repayment of the senior unsecured notes in June 2009.

Other expense, net was $20 million in the nine months ended September 30, 2009, compared to other income, net of $16 million in the nine months ended September 30, 2008. The decrease is due in part to lower interest income. Interest income in the first nine months of 2009 was $5 million compared to $19 million in the same period of 2008. The decrease in interest income was due to lower interest rates earned on excess, invested cash coupled with lower invested cash balances. Other expense in the nine months ended September 30, 2009 included $22 million in impairment charges related to equity investments in addition to a $6 million litigation charge. These were offset in part by a $9 million benefit related to the settlement of insurance recoveries in connection with the Fox River environmental matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Income tax expense was $1 million for the nine months ended September 30, 2009 and $51 million for the nine months ended September 30, 2008. The decrease in income tax expense was primarily due to the decrease in taxable income in addition to the reversal of certain reserves upon the closure of audits and tax years in various jurisdictions.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Revenue and Gross Margin by Segment

The description of our operating segments and the exclusion of certain items is discussed in this MD&A under “Revenue and Gross Margin by Segment” for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The effect of pension expense on segment gross margin, which was $67 million in the first nine months of 2009 and $9 million in the first nine months of 2008, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the nine month period.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the nine months ended September 30:

Americas	2009	2008
In millions

Revenue	$1,478	$1,685
Gross margin	$283	$316

Gross margin as a percentage of revenue	19.1%	18.8%

Americas segment revenue decreased 12% during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The decline in revenue was due to lower product volumes in the U.S. and Latin America, primarily attributed to customers in the financial services and retail and hospitality industries. Financial services customers have reduced capital spending in light of economic and market conditions, while retail and hospitality industry customers have been negatively affected by continued weakness in retail sales and the macroeconomic environment. Maintenance services were almost unchanged, decreasing only 1% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The recurring, contract based nature of maintenance services provides a stable revenue stream in spite of declines in new product sales.

Gross margin as a percentage of revenue increased 0.3 percentage points in the nine months ended September 30, 2009 as compared to the first nine months of 2008. The negative impact on gross margin from lower volumes was offset by improved services gross margin in the first nine months of 2009 as compared to the first nine months of 2008.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the nine months ended September 30:

EMEA	2009	2008
In millions

Revenue	$1,160	$1,508
Gross margin	$283	$408

Gross margin as a percentage of revenue	24.4%	27.1%

EMEA segment revenue decreased 23% during the nine months ended September 30, 2009 as compared to the first nine months of 2008. Foreign currency fluctuations negatively impacted the year-to-date revenue comparison by 6%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services and retail and hospitality industries, although this is weighted more heavily to the financial services industry. There were significant reductions in sales in major revenue producing countries and regions including Spain, the United Kingdom, Turkey, Eastern Europe, and the Middle East and Africa. The decline in sales, which is primarily product sales driven, is attributable to the negative macroeconomic environment and its impact on credit markets and capital expenditures across the region.

Gross margin as a percentage of revenue decreased 2.7 percentage points in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Gross margin was negatively impacted by negative sales mix and declines in sales volumes that more than offset cost savings achieved by our manufacturing and organizational realignment initiatives.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the nine months ended September 30:

APJ	2009	2008
In millions

Revenue	$629	$701
Gross margin	$138	$172

Gross margin as a percentage of revenue	21.9%	24.5%

APJ revenue decreased 10% during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. As further discussed in Note 1, “Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements, we reversed approximately $10 million of revenue in the first nine months of 2009 that had been incorrectly recorded during 2008. This adjustment decreased APJ’s revenue by 2% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Foreign currency fluctuations negatively impacted revenue by 2% in the year-to-date comparison. During the nine months ended September 30, 2009, revenue declined in comparison to the nine months ended September 30, 2008 mainly due to lower product sales in Australia and Japan to customers in the financial services and retail and hospitality industries.

Maintenance service revenue remained flat in the current period as compared to the prior year period, declining approximately 1%.

Gross margin as a percentage of revenue decreased 2.6 percentage points in the first nine months of 2009 as compared to the first nine months of 2008. Gross margin was negatively impacted by lower sales volumes in the first nine months of 2009, which more than offset cost savings from prior realignment activities.

Financial Condition, Liquidity, and Capital Resources

In the nine months ended September 30, 2009, cash provided by operating activities decreased $191 million in comparison to the nine months ended September 30, 2008. The decrease in cash provided by operating activities was negatively impacted by the decrease in income compared to the prior year. Further, working capital improvements provided a more significant and positive impact to operating cash flow during the 2008 period than those realized in the current period. Additionally, during the nine months ended September 30, 2009, NCR’s funding of the limited liability company that has been established to manage the remediation efforts related to the Fox River environmental matter resulted in a net operating cash outflow of $31 million.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components that are used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows of the Company to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows net cash provided by operating activities and capital expenditures for the nine months ended September 30:

In millions
	2009	2008
Net cash provided by operating activities	$116	$307
Less: Expenditures for property, plant and equipment	(68)	(58)
Less: Additions to capitalized software	(46)	(47)

Free cash flow	$2	$202

Capital expenditures increased $10 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase in capital expenditures is due to higher investments in DVD-rental kiosks as part of NCR’s entertainment portfolio, partially offset by lower infrastructure spending.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. These other investing activities for the nine months ended September 30, 2009 included net cash proceeds of $4 million from the sale of property, plant, and equipment, offset by $12 million of cash used for a business acquisition. Other investing activities for the nine months ended September 30, 2008 included net proceeds of $54 million from the sale of property, plant and equipment, offset by $54 million of cash used primarily for acquisition related activity. Other financing activities for the nine months ended September 30, 2009 included the repayment of our $300 million senior unsecured notes. Financing activities for the nine months ended September 30, 2008 primarily consisted of cash outflows from our share repurchase activities and cash inflows from the issuance of shares through our employee stock plans. For the nine months ended September 30, 2008, cash outflows from share repurchases were $424 million to repurchase approximately 18 million shares. Cash inflows from stock plans were $15 million.

Net cash used in activities from discontinued operations was $17 million for the first nine months of 2008, which primarily related to payments for legal, accounting, professional and consulting services in connection with the spin-off of Teradata in 2007.

Our cash and cash equivalents totaled $419 million as of September 30, 2009. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Part I, Item 1A of the Form 10-K for the fiscal year-ended December 31, 2008 as well as Part II, Item 1A of this Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our revolving credit facility, we may be required to seek additional financing alternatives. Furthermore, as described in Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $175 million in 2009, with $61 million due in the remainder of 2009. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments: There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2008 other than our anticipated contributions to our global pension plans in 2010. At the end of March 2009, the U.S. Treasury Department issued revised guidance which impacts our expected pension plan contributions in the U.S. We now expect to contribute $100 million to our global pension plans in 2009. As disclosed in our Form 10-Q for the three months ended March 31, 2009, assuming that interest rates remain constant and 2009 asset returns are between +10% and -10%, we now expect to contribute between $120 million and $150 million to our global pension plans in 2010 as compared to the $200 million and $250 million previously disclosed in our Form 10-K for the year ended December 31, 2008.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2008 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2009. Also, there were no significant changes in our estimates associated with those policies. See Note 8, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was stronger in the third quarter of 2009 as compared to the third quarter of 2008 based on comparable weighted averages for our functional currencies. This had a negative impact of 1% on third quarter 2009 revenue compared to third quarter 2008 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease in the fair value of the hedge portfolio of $10 million as of September 30, 2009.

The interest rate risk associated with our borrowing and investing activities as of September 30, 2009 was not material in relation to our condensed consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments, short-term investments, and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, difficult macroeconomic conditions could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2009, we did not have any major concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2009, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA of the Form 10-K for the fiscal year-ended December 31, 2008, except for a modification to the first paragraph of the Work Environment risk factor and the addition of a new paragraph under the Operating Results Fluctuation risk factor. The modified Work Environment paragraph and the new Operating Results Fluctuations paragraph are both set forth below:

Work Environment Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to reducing costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many initiatives underway. On June 2, 2009, we announced the relocation of our world headquarters from Dayton, Ohio to Duluth, Georgia. If we do not effectively transition our workforce by identifying and relocating key positions, hiring qualified candidates in Georgia to fill the remaining positions, and ensuring uninterrupted handoffs of responsibilities from departing NCR associates to new associates, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity that could negatively affect our operating results. If we are not successful in managing our other initiatives and minimizing any resulting loss in productivity, our business and operating results similarly could be negatively impacted.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company did not repurchase any shares of its common stock. As of September 30, 2009, the Company had a total remaining authorization of approximately $35 million under the 1999 and 2000 Board of Directors share repurchase programs.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”).

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2009.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2009.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: October 30, 2009	By:	/S/ ROBERT FISHMAN
Robert Fishman
Vice President and Interim Chief Financial Officer