Form 10-Q
period 2010-03-31
NCR CORP
filed 2010-04-29
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number 001-00395

NCR CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3097 Satellite Boulevard

Duluth, GA 30096

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (937) 445-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2010, there were approximately 160.3 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	Financial Statements

NCR Corporation

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2010	2009
Product revenue	$468	$458
Service revenue	561	550

Total revenue	1,029	1,008

Cost of products	383	370
Cost of services	455	454
Selling, general and administrative expenses	170	159
Research and development expenses	39	35

Total operating expenses	1,047	1,018

Loss from operations	(18)	(10)
Interest expense	1	5
Other income, net	(1)	—

Loss before income taxes	(18)	(15)
Income tax benefit	(1)	(1)

Net loss	(17)	(14)
Net income attributable to noncontrolling interest	2	1

Net loss attributable to NCR	$(19)	$(15)

Net loss per share attributable to NCR common stockholders:
Basic	$(0.12)	$(0.09)

Diluted	$(0.12)	$(0.09)

Weighted average common shares outstanding
Basic	159.9	158.3
Diluted	159.9	158.3

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31 2010	December 31 2009

Assets
Current assets
Cash and cash equivalents	$408	$451
Accounts receivable, net	884	896
Inventories, net	720	686
Other current assets	287	266

Total current assets	2,299	2,299

Property, plant and equipment, net	374	356
Goodwill	99	100
Prepaid pension cost	245	244
Deferred income taxes	616	617
Other assets	471	478

Total assets	$4,104	$4,094

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$—	$4
Accounts payable	520	557
Payroll and benefits liabilities	132	125
Deferred service revenue and customer deposits	375	329
Other current liabilities	371	367

Total current liabilities	1,398	1,382

Long-term debt	11	11
Pension and indemnity plan liabilities	1,246	1,268
Postretirement and postemployment benefits liabilities	353	355
Income tax accruals	166	165
Environmental liabilities	274	279
Other liabilities	35	42

Total liabilities	3,483	3,502

Commitments and contingencies (Note 7)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 160.3 and 159.6 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	272	270
Retained earnings	1,782	1,801
Accumulated other comprehensive loss	(1,465)	(1,509)

Total NCR stockholders’ equity	591	564
Noncontrolling interests in subsidiaries	30	28

Total stockholders’ equity	621	592

Total liabilities and stockholders’ equity	$4,104	$4,094

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2010	2009
Operating activities
Net loss	$(17)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32	29
Stock-based compensation expense	2	4
Deferred income taxes	10	—
Changes in operating assets and liabilities:
Receivables	12	58
Inventories	(34)	(5)
Current payables and accrued expenses	(36)	(117)
Deferred service revenue and customer deposits	47	68
Employee severance and pension	37	18
Environmental liabilities	(8)	(6)
Other assets and liabilities	(31)	3

Net cash provided by operating activities	14	38

Investing activities
Grant reimbursements from capital expenditures	1	—
Expenditures for property, plant and equipment	(39)	(10)
Additions to capitalized software	(13)	(15)

Net cash used in investing activities	(51)	(25)

Financing activities
Repurchases of Company common stock	—	(1)
Proceeds (repayments) of short-term borrowings	(4)	—
Proceeds from employee stock plans	2	2

Net cash (used in) provided by financing activities	(2)	1

Effect of exchange rate changes on cash and cash equivalents	(4)	(8)

(Decrease) increase in cash and cash equivalents	(43)	6
Cash and cash equivalents at beginning of period	451	711

Cash and cash equivalents at end of period	$408	$717

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2009.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date our Condensed Consolidated Financial Statements were issued. No matters were identified that would materially impact our Condensed Consolidated Financial Statements or require disclosure.

Out of Period Adjustment In the first quarter of 2009, the Company recorded an adjustment to decrease product revenue by $12 million and cost of products by $10 million, which resulted in a net decrease in gross margin and net income of $2 million. The adjustment was related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. The Company determined the impact of this error was not material to the annual or interim financial statements of previous periods and the effect of correcting this error in the first quarter of 2009 was not material to the 2009 annual or interim financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and the noncontrolling interests for the three months ended March 31, 2010 and March 31, 2009:

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2008	$465	$440	$25
Net (loss) income	(14)	(15)	1
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(36)	(35)	(1)
Benefit plans	26	26	—
Unrealized gain on derivatives	4	4	—

Comprehensive loss	(20)	(20)	—
Net share issuance and repurchase activity	4	4	—

March 31, 2009	$449	$424	$25

December 31, 2009	$592	$564	$28
Net (loss) income	(17)	(19)	2
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	3	3	—
Benefit plans	40	40	—
Unrealized gain on derivatives	1	1	—

Comprehensive income	27	25	2
Net share issuance and repurchase activity	2	2	—

March 31, 2010	$621	$591	$30

The components of accumulated other comprehensive (loss) income (AOCI), net of tax, are summarized as follows:

In millions	March 31 2010	December 31 2009
Unrealized gain on securities	$3	$3
Unrealized gain on derivatives accounted for as hedges	1	—
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,388)	(1,428)
Currency translation adjustments	(81)	(84)

Accumulated other comprehensive loss	$(1,465)	$(1,509)

The components of inventory are summarized as follows:

In millions	March 31 2010	December 31 2009
Inventories, net
Work in process and raw materials	$130	$118
Finished goods	180	167
Service parts	410	401

Total inventories, net	$720	$686

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements; however, NCR plans to adopt the guidance effective January 1, 2011. Under the consensus adopted by the EITF, use of the residual method, which the Company applies to many of its customer arrangements, will no longer be permitted. The new guidance will require the Company to use its best estimate of a deliverable’s selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously would have been allocated to delivered items, will instead be allocated on a relative fair value basis among all the deliverables. The Company is in the process of evaluating the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

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

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative addressed legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs.

The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas, EMEA and APJ.

As of March 31, 2010 and December 31, 2009, there was a remaining accrued liability balance of $1 million. There were no severance payments during the first quarter of 2010. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2010.

The actions have generated incremental, annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of the continuous improvement process initiatives.

Real estate consolidation and restructuring During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring cost of $16 million was recorded in the fourth quarter of 2002 to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. During the first quarter of 2010, the reserve decreased by $1 million primarily due to ongoing lease payments resulting in a remaining reserve balance of $2 million as of March 31, 2010.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. STOCK COMPENSATION PLANS

As of March 31, 2010, the Company’s primary types of share-based compensation were stock options and restricted stock. Stock-based compensation expense for the following periods was:

In millions	Three months ended March 31
	2010	2009
Stock options	$—	$4
Restricted stock	2	—

Total stock-based compensation (pre-tax)	2	4
Tax benefit	(1)	(1)

Total stock-based compensation (net of tax)	$1	$3

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was lower in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due to changes in the quantity and value of awards granted in the past two years and an increased estimated forfeiture rate for stock options.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $5.44 for the three months ended March 31, 2010 and $4.78 for the three months ended March 31, 2009.

	Three months ended March 31
	2010	2009
Dividend yield	—	—
Risk-free interest rate	2.34%	1.70%
Expected volatility	47.6%	41.0%
Expected holding period (years)	4.8	5.0

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

As of March 31, 2010, the total unrecognized compensation cost of $17 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.7 years. As of March 31, 2010, the total unrecognized compensation cost of $33 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.7 years.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost for the three months ended March 31 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Net service cost	$—	$—	$4	$5	$4	$5
Interest cost	47	49	23	20	70	69
Expected return on plan assets	(41)	(45)	(29)	(25)	(70)	(70)
Settlement charge	—	—	6	—	6	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	30	25	16	9	46	34

Net benefit cost	$36	$29	$20	$9	$56	$38

The net periodic benefit income of the postretirement plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2010	2009
Interest cost	$1	$1
Amortization of:
Prior service benefit	(3)	(3)
Actuarial loss	1	1

Net postretirement income	$(1)	$(1)

The net periodic benefit cost of the postemployment plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2010	2009
Net service cost	$6	$6
Interest cost	3	3
Amortization of:
Actuarial loss	3	3

Net benefit cost	12	12
Restructuring severance cost	—	(1)

Total postemployment cost	$12	$11

Employer Contributions

Pension For the three months ended March 31, 2010, NCR contributed approximately $15 million to its international pension plans and $2 million to its executive pension plan. NCR anticipates contributing an additional $85 million to its international pension plans for a total of $100 million and $8 million to its executive pension plan for a total of $10 million in 2010. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2010.

Postretirement For the three months ended March 31, 2010, the Company made $2 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $13 million to its U.S. postretirement plan for a total of $15 million in 2010.

Postemployment For the three months ended March 31, 2010, NCR contributed approximately $11 million to its postemployment plans. NCR anticipates contributing an additional $36 million to its postemployment plans in 2010 for a total of $47 million.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2010 cannot currently be reasonably determined.

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

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has probable liability with respect to this aspect of the investigation.

In August 2009, a federal court in Ohio granted motions for summary judgment against NCR in two companion class actions brought on behalf of certain unionized retirees, who claimed that the Company’s 2003 decision to terminate certain benefits payable on death violated collective bargaining agreements and other rights. The Company has appealed the decision to the Sixth Circuit Court of Appeals. If affirmed on appeal, the decision will require the Company to restore the death benefit, at an approximate cost of $6 million, which NCR recognized as other expense during the third quarter of 2009.

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

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Mills, performed specific remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November 2006.

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs identified above. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API are working with the Governments to implement certain provisions of the Order, which among other things, required that full-scale remediation begin in 2009. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.

In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Prior to this, Tetra Tech had performed certain preparatory work pursuant to an interim contract with API. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API fund the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause,” an event the likelihood of which the Company currently considers remote. The maximum obligation under the Company’s note, formerly $20 million, is now approximately $17 million; however, the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

On January 7, 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of March 31, 2010, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA and under various state law theories have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.

On December 16, 2009, the court issued a ruling cancelling the Phase I trial and granting motions for summary judgment filed by certain of the defendants against NCR and API. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the governments’ potential claims against such parties). The court based this ruling on a finding that NCR should have known, in the late 1960s, that the use of PCBs in carbonless copy paper presented an “appreciable risk of serious and long-lasting damage,” whereas, it concluded, defendants did not know of PCB risks until after the majority of PCBs were released to the river. The court’s ruling was also based on a finding that because NCR chose to use and introduce PCBs into the stream of commerce, it should bear the financial consequences of that decision. The Company intends to appeal the ruling to the United States Court of Appeals for the Seventh Circuit. In light of a subsequent February 2010 order by the district court denying a request to initiate an immediate appeal, the Company does not expect to be able to prosecute its appeal until the remaining claims in the litigation, including counterclaims brought by the defendants against NCR and API for reimbursement of previously incurred expenses and other matters, are resolved. The Company expects to be able to commence its appeal in 2010 or 2011, depending on whether the counterclaims in the case proceed to trial.

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

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

For the first factor described above, NCR utilizes a best estimate of $933 million as the total of the clean-up costs for each of the segments of the river. The estimated total cost amount of $933 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation). There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $998 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government has indicated, in a 2009 filing in a PRP’s bankruptcy proceeding, that claims for NRD could be as high as $382 million.

Third, for the NCR/API shares of future clean-up costs, which are expected to be determined in the allocation litigation referenced above, NCR has modified the basis previously used for this component of the reserve (in the past, the company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 ruling described above, NCR’s reserve at December 31, 2009 and March 31, 2010 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company uses the low end of a range of equally possible outcomes. At this point the Company is unable to determine whether the defendants will pay portions of the Fox River liability, and if so in what amount; the Governments have indicated their intention to continue pressing claims and settlement demands against the defendants, but NCR’s reserve does not assume any such payments or settlements.

Similarly, although NCR and API will appeal the December 2009 ruling, the reserve does not assume a particular outcome for the appeal. As for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate.

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

In light of several factors—among them, the remedial design work conducted by NCR and GP, settlement possibilities (including both group and individual settlements for some entities), the efforts to implement the Order for clean-up of the lower river, the pending allocation litigation and appeal referenced above, the extent to which the Governments may press claims against the defendants for NRD, past costs and remediation liability, change orders or cost overruns that may result from the ongoing remediation efforts, the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors, and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time.

In addition, the current economic recession may have impacts on the Fox River clean-up, in particular with respect to the ability of PRPs to meet their obligations that may be placed upon them with respect to the cleanup or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that PRP’s

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

potential contributions to the clean-up cannot be determined at this time. Further, there can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of March 31, 2010, the net reserve for the Fox River matter was approximately $199 million, compared to $202 million as of December 31, 2009. This decrease reflects payments of $3 million for clean-up activities and legal fees during the first quarter of 2010. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of March 31, 2010, approximately $8 million remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $120 million as of March 31, 2010 and December 31, 2009, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. NCR’s insurance recoveries have the effect of reducing its receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. In the absence of further insurance recoveries, the Company expects to achieve the threshold in 2010.

In connection with the Fox River matter, NCR has reached settlement agreements with certain of its principal insurance carriers in a combined total of approximately $68 million over the past several years. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. The Company is engaged in litigation against several other insurance carriers in connection with the Fox River matter; that case is scheduled for trial in August 2010. A separate trial against one insurance carrier, limited to the duty to defend and thus reimbursement of the Company’s defense costs with respect to the Fox River matter, is scheduled before a court-appointed special master in Wisconsin for May 3, 2010. The special master is expected to prepare a report and recommendation to the trial judge, who may accept, reject or modify the report.

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, an asset relating to the AT&T and Alcatel-Lucent indemnity is recorded because payment is considered probable and is supported by contractual agreements.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. NCR had no obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance, as of March 31, 2010 or December 31, 2009.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2010	2009
Warranty reserve liability
Beginning balance as of January 1	$25	$24
Accruals for warranties issued	10	8
Settlements (in cash or in kind)	(12)	(13)

Ending balance as of March 31	$23	$19

The reserve liability as of March 31, 2010 increased as compared to the balance as of March 31, 2009 due to modification programs for product design corrections identified and accrued during the three months ended March 31, 2010.

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

8. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate for the three months ended March 31, 2010 was 6% as compared to an effective tax rate of 7% for the three months ended March 31, 2009. The effective tax rates in the first quarter of 2010 and 2009 were driven by an operating loss before income taxes and accruals related to uncertain tax positions.

9. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from stock options and unvested restricted stock awards. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities.

As of March 31, 2010 and 2009, due to the net loss, potential common shares that would cause dilution, such as stock options and restricted stock, have been excluded from the diluted share count because their effect would have been anti-dilutive. As of March 31, 2010, 1.1 million shares were excluded and fully diluted shares would have been 161.1 million shares and, as of March 31, 2009, 1.1 million shares were excluded and fully diluted shares would have been 159.4 million shares.

Options to purchase approximately 6.4 million and 7.9 million shares of common stock for the first quarter of 2010 and 2009, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. SEGMENT INFORMATION AND CONCENTRATIONS

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

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, as well as significant non-recurring items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents revenue and gross margin by segment:

In millions	Three months ended March 31
	2010	2009
Revenue by segment
Americas	$464	$459
EMEA	363	386
APJ	202	163

Total revenue	1,029	1,008

Gross margin by segment
Americas	94	80
EMEA	88	92
APJ	39	33

Total segment gross margin	221	205

Selling, general and administrative expenses	147	146
Research and development expenses	31	31
Pension expense	56	38
Other adjustments(1)	5	—

Loss from operations	$(18)	$(10)

(1)	Other adjustments in the three months ended March 31, 2010 included $5 million of incremental costs directly related to the relocation of the worldwide headquarters.

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2010	2009
Product revenue	$468	$458
Professional and installation services revenue	118	120

Total solution revenue	586	578
Support services revenue	443	430

Total revenue	$1,029	$1,008

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets recorded at fair value on a recurring basis as of March 31, 2010 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$129	129	$—	$—
Available for sale securities**	13	13	—	—
Foreign exchange forward contracts	1	—	1	—

Total	$143	$142	$1	$—

*	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**	Included in Other assets in the Condensed Consolidated Balance Sheet.

There were no liabilites recorded at fair value on a recurring basis as of March 31, 2010.

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

Assets Measured at Fair Value on a Non-recurring Basis

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when they are deemed to be other-than-temporarily impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2010. An impairment charge of $5 million was recorded in other income and expense in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2009 for the write-down of an equity method investment to its fair value. We measured the fair value through the use of discounted cash flows, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the equity investment.

12. DEBT OBLIGATIONS

As of March 31, 2010, the Company’s long term debt was $11 million. The Company’s long-term debt consists of $5 million in notes payable originating in the United States and a capital lease obligation entered into during 2009. The $5 million notes payable matures in 2020 and bears interest at a rate of 9.49% per annum.

Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, whose terms provide NCR with a ten year lease of

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt.

Revolving Credit Facility – On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of March 31, 2010. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of March 31, 2010, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of March 31, 2010 and December 31, 2009, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million for NCR’s usage of letters of credit.

Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of March 31, 2010 and December 31, 2009, the fair value of debt was $13 million and $16 million, respectively.

13. DERIVATIVES AND HEDGING INSTRUMENTS

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

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. The Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and of foreign currency denominated sales by our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Risk

Interest rate risk associated with our borrowing is not considered material to our consolidated financial position, results of operations or cash flows as of March 31, 2010 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of March 31, 2010.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

	Fair Values of Derivative Instruments
	Asset Derivatives March 31, 2010			Liability Derivatives March 31, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$120	$1	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$1			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$38	$—	Other liabilities	$37	$—

Total derivatives not designated as hedging instruments			$—			$—

Total derivatives			$1			$—

	Fair Values of Derivative Instruments
	Asset Derivatives December 31, 2009			Liability Derivatives December 31, 2009
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$—	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$—			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$56	$1	Other liabilities	$53	$1

Total derivatives not designated as hedging instruments			$1			$1

Total derivatives			$1			$1

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

In millions	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)			Amount of Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Location of Gain Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2010	For the three months ended March 31, 2009	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Foreign exchange contracts	$1	$4	Cost of Products	$—	$(2)	Other income (expense)	$—	$—

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Foreign exchange contracts	Other income (expense)	$—	$—
Foreign exchange contracts	Cost of products	$—	$8

Concentration of Credit Risk

NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2010, NCR did not have any major concentration of credit risk related to financial instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2010:

•	Revenue increased 2% from the prior year period in line with expectations;

•	Foreign currency fluctuations favorably impacted revenue by 5%; and

•	NCR continued to realize the benefits of our cost reduction initiatives.

In the first quarter of 2010, we continued to focus on our strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2010 are as follows:

1)	Gain profitable share We expect to continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company expects to continue to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we have continued the expansion of our network of DVD-rental kiosks to achieve our targeted roll-out goals.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees. While we continued to make progress in this regard during 2008 and 2009, we intend to ensure that our execution throughout 2010 will allow us to capture efficiencies and intended cost savings.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We will continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability can provide us a competitive advantage in winning customers and it provides NCR with an ever-more attractive and stable revenue source.

5)	Innovation and our people. NCR is committed to solution innovation across all customer industries. Our focus on innovation will be enabled by the integration of NCR Services into the customer industry solutions, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

We expect to continue with these initiatives for the remainder of 2010 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

The following table shows our results for the three months ended March 31:

In millions	2010	2009
Revenue	$1,029	$1,008
Gross margin	$191	$184
Gross margin as a percentage of revenue	18.6%	18.3%
Operating expenses
Selling, general and administrative expenses	$170	$159
Research and development expenses	39	35

Loss from operations	$(18)	$(10)

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

In millions	2010	2009
Product revenue	$468	$458
Cost of products	383	370

Product gross margin	$85	$88

Product gross margin as a percentage of revenue	18.2%	19.2%

Services revenue	$561	$550
Cost of services	455	454

Services gross margin	$106	$96

Services gross margin as a percentage of revenue	18.9%	17.5%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Revenue increased 2% from the first quarter of 2009 due to an increase in sales volumes to customers in the entertainment industry offset by decreased sales volumes for both products and services to customers within the financial services and retail and hospitality industries. The effects of foreign currency fluctuations provided a favorable impact to revenue of 5%. In the first quarter of 2010, our product revenue and services revenue each increased 2% as compared to the first quarter of 2009. The increase in product revenue was due to an increase in sales volumes to customers in the entertainment industry in the Americas segment coupled with favorable foreign currency fluctuations across all geographic regions. This increase was offset by sales declines in the Americas and the Europe, Middle East, and Africa (EMEA) segments mainly attributable to the continued effect of the overall market and economic conditions on capital spending to customers within the financial services and retail and hospitality industries. The increase in services revenue was primarily due to favorable foreign currency fluctuations across all geographic regions.

Gross Margin

Gross margin as a percentage of revenue in the first quarter of 2010 was 18.6% compared to 18.3% in the first quarter of 2009. Product gross margin of 18.2% in the first quarter of 2010 declined 1.0 percentage point from 19.2% in the first quarter of 2009. The decline in the product gross margin was due to losses incurred in the entertainment industry, as well as, lower volumes, which resulted in reduced operating leverage and an unfavorable sales mix, mainly in EMEA. Services gross margin increased to 18.9% for the first quarter of 2010 from 17.5% in the first quarter of 2009, but was negatively impacted by $7 million in higher pension expense, or 1.3% as a percentage of service revenue. After considering the effect of pension expense, the increase in services gross margin was due to lower labor costs from reduced headcount and a favorable mix of service offerings.

Restructuring and Re-engineering

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative addressed legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative has resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development. The realignment activities included approximately 900 employee terminations and relate to each of our reportable segments of the Americas, EMEA and APJ.

As of March 31, 2010 and December 31, 2009, there was a remaining accrued liability balance of $1 million. There were no severance payments during the first quarter of 2010. This liability is recorded in the Condensed Consolidated Balance Sheet in other current liabilities as the Company expects that payment of the remaining obligation will occur in 2010.

The actions taken to date have generated incremental, annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of our continuous improvement process.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2010 and 2009 were impacted by certain employee benefit plans as shown below:

In millions	2010	2009
Pension expense	$56	$38
Postemployment expense	12	11
Postretirement benefit	(1)	(1)

Total expense	$67	$48

During the three months ended March 31, 2010, NCR incurred $56 million of pension expense compared to $38 million in the first quarter of 2009. The increase was due to increased actuarial loss amortization due to lower discount rates and the loss on invested plan assets that we experienced in 2008, as well as a settlement charge of $6 million relating to our Canadian pension plan in the first quarter of 2010.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $170 million in the first quarter of 2010 as compared to $159 million in the first quarter of 2009. As a percentage of revenue, these expenses were 16.5% in the first quarter of 2010 compared to 15.8% in the first quarter of 2009. Pension costs included in selling, general, and administrative expenses were $18 million in the first quarter of 2010 as compared to $13 million in the first quarter of 2009. After considering the effect of higher pension costs in the first quarter of 2010, selling, general and administrative expenses as a percentage of revenue increased less than half of one percent. The minimal increase is despite higher incentive compensation costs, as well as the first full quarter of sales and marketing expenses related to the entertainment industry.

Research and Development Expenses

Research and development expenses were $39 million in the first quarter of 2010 as compared to $35 million in the first quarter of 2009. As a percentage of revenue, these costs were 3.8% in the first quarter of 2010 compared to 3.5% in the first quarter of 2009. Pension costs included in research and development expenses were $8 million in the first quarter of 2010 as compared to $4 million in the first quarter of 2009. After considering the effect of pension costs, research and development expenses remained consistent as a percentage of revenue.

Interest and Other Income Items

Interest expense was $1 million in the first quarter of 2010 as compared to $5 million in the first quarter of 2009. The decrease was due to the repayment of the senior unsecured notes in June 2009.

Other income, net was $1 million in the first quarter of 2010 compared to zero in the first quarter of 2009. Other income in the first quarter of 2009 included a $5 million benefit from insurance recoveries related to the Fox River environmental matter, which was offset by an impairment charge of $5 million related to one of NCR’s equity method investments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. The effective tax rate for the three months ended March 31, 2010 was 6% as compared to an effective tax rate of 7% for the three months ended March 31, 2009. The effective tax rates were driven by operating losses before income taxes and accruals related to uncertain tax positions.

NCR is subject to numerous federal, state and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

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

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming, healthcare and entertainment industries. In addition, each segment sells products and services across the entire NCR product and service portfolio within their geography.

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

The effect of pension expense on segment gross margin, which was $30 million in the first quarter of 2010 and $21 million in the first quarter of 2009, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended March 31:

In millions	2010	2009
Revenue	$464	$459
Gross margin	$94	$80
Gross margin as a percentage of revenue	20.3%	17.4%

Americas segment revenue increased 1% during the first quarter of 2010 as compared to the first quarter of 2009. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 2%. In addition to the favorable impact of foreign currency fluctuations, the revenue increase was due to growth of the emerging entertainment industry, which was partially offset by lower volumes of product sales to customers in the financial services and retail and hospitality industries.

Gross margin as a percentage of revenue increased 2.9 percentage points in the first quarter of 2010 as compared to the first quarter of 2009. The improvement in the Americas gross margin was primarily due to an improved mix of higher value product and service offerings across customers in the financial services and retail and hospitality industries.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended March 31:

In millions	2010	2009
Revenue	$363	$386
Gross margin	$88	$92
Gross margin as a percentage of revenue	24.2%	23.8%

EMEA segment revenue decreased 6% during the first quarter of 2010 as compared to the first quarter of 2009. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 5%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services industry across the region. This decrease was partially offset by slight increases in recurring maintenance revenue across the region.

Gross margin as a percentage of revenue increased 0.4 percentage points in the first quarter of 2010 as compared to the first quarter of 2009. Gross margin was positively impacted by an improved mix of higher value service offerings coupled with the favorable impact from foreign currency fluctuations offset by the impact of lower product volumes and an unfavorable product mix compared to first quarter of 2009.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the three months ended March 31:

In millions	2010	2009
Revenue	$202	$163
Gross margin	$39	$33
Gross margin as a percentage of revenue	19.3%	20.2%

APJ revenue increased 24% during the first quarter of 2010 as compared to the first quarter of 2009. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 11%. As further discussed in Note 1, “Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements, during the first quarter of 2009, we recorded an adjustment to decrease product revenue by $12 million and cost of products by $10 million, which resulted in a net decrease in gross margin of $2 million. The adjustment related to revenues incorrectly recognized during 2008 by the Company’s Japanese subsidiary. After considering the effect of the adjustment, the increase in revenue was primarily driven by product volume increases across the region, especially in Japan and India.

Gross margin as a percentage of revenue decreased 0.9 percentage points in the first quarter of 2010 as compared to the first quarter of 2009. Gross margin was negatively impacted by an unfavorable sales mix across the region in comparison to first quarter of 2009.

Financial Condition, Liquidity, and Capital Resources

In the first quarter of 2010, cash provided by operating activities decreased $24 million from the first quarter of 2009 due to movements in working capital.

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

In millions	2010	2009
Net cash provided by operating activities	$14	$38
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(38)	(10)
Less: Additions to capitalized software	(13)	(15)

Free cash (used) flow	$(37)	$13

Planned expenditures related to investments in the entertainment industry led to the increase in net capital expenditures. This increase coupled with the decrease in cash provided by operating activities described above resulted in a $50 million decrease in free cash flow in the first quarter of 2010 compared to the first quarter of 2009

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our financing activities for the three months ended March 31, 2010 consisted of the repayment of $4 million in short-term borrowings as well as cash inflows from employee stock plans of $2 million. Our financing activities for the three months ended March 31, 2009 consisted of cash outflows for share repurchases of $1 million and cash inflows from employee stock plans of $2 million.

Our cash and cash equivalents totaled $408 million as of March 31, 2010. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $172 million in 2010. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments: There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2009.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 7, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2009 Form 10-K and determined that there were no changes to our critical accounting policies in the three months ended March 31, 2010. Also, there were no significant changes in our estimates associated with those policies. See Note 7, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3, “New Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in accumulated other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the first quarter of 2010 compared to the first quarter of 2009 based on comparable weighted averages for our functional currencies. This had a favorable impact of 5% on first quarter 2010 revenue versus first quarter 2009 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $16 million as of March 31, 2010 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximated fair value.

The interest rate risk associated with our borrowing and investing activities as of March 31, 2010 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2010, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2010, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 7 of Notes to Condensed Consolidated Financial Statements of this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock. As of March 31, 2010, the Company had a total remaining authorization of approximately $37 million under the 1999 and 2000 Board of Directors share repurchase programs.

The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the three months ended March 31, 2010, 83,166 shares were purchased at an average price of $12.81 per share.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”).

10.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan dated January 27, 2010

10.2	Form of 2010 Stock Option Agreement under the NCR 2006 Stock Incentive Plan, as amended and restated

10.3	Form of 2010 Restricted Stock Agreement under the 2006 Stock Plan, as amended and restated

10.4	Form of 2010 Restricted Stock Unit Agreement under 2006 Stock Plan, as amended and restated

10.5	Form of 2010 Performance Based Restricted Stock Agreement under the 2006 Stock Incentive Plan, as amended and restated

10.6	Form of 2010 Performance Based Restricted Stock Unit Agreement under 2006 Stock Incentive Plan, as amended and restated

10.7	Letter Agreement with Robert Fishman dated March 17, 2010

10.8	Letter Agreement with John Bruno dated October 27, 2008

10.9	Letter Agreement with Peter Leav dated December 28, 2008

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 29, 2010.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 29, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: April 29, 2010	By:	/s/ Robert Fishman
Robert Fishman
Senior Vice President and Chief Financial Officer