Form 10-Q
period 2010-06-30
NCR CORP
filed 2010-08-02
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 16, 2010, there were approximately 160.5 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	Financial Statements

NCR Corporation

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Product revenue	$587	$540	$1,055	$998
Service revenue	590	584	1,151	1,134

Total revenue	1,177	1,124	2,206	2,132

Cost of products	463	423	846	793
Cost of services	473	472	928	926
Selling, general and administrative expenses	171	156	341	315
Research and development expenses	39	34	78	69

Total operating expenses	1,146	1,085	2,193	2,103

Income from operations	31	39	13	29
Interest expense	—	5	1	10
Other (income) expense, net	—	—	(1)	4

Income from continuing operations before income taxes	31	34	13	15
Income tax expense	11	13	10	11

Income from continuing operations	20	21	3	4
Income from discontinued operations, net of tax	11	3	11	6

Net income	31	24	14	10
Net income attributable to noncontrolling interests	—	1	2	2

Net income attributable to NCR	$31	$23	$12	$8

Amounts attributable to NCR common stockholders:
Income from continuing operations	$20	$20	$1	$2
Income from discontinued operations, net of tax	11	3	11	6

Net income	$31	$23	$12	$8

Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.12	$0.13	$0.01	$0.01

Diluted	$0.12	$0.13	$0.01	$0.01

Net income per common share
Basic	$0.19	$0.14	$0.07	$0.05

Diluted	$0.19	$0.14	$0.07	$0.05

Weighted average common shares outstanding
Basic	160.4	158.7	160.1	158.5
Diluted	161.6	159.8	161.3	159.6

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30 2010	December 31 2009
Assets
Current assets
Cash and cash equivalents	$447	$451
Accounts receivable, net	879	896
Inventories, net	729	686
Other current assets	294	266

Total current assets	2,349	2,299

Property, plant and equipment, net	392	356
Goodwill	99	100
Prepaid pension cost	249	244
Deferred income taxes	596	617
Other assets	440	478

Total assets	$4,125	$4,094

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$—	$4
Accounts payable	546	557
Payroll and benefits liabilities	153	125
Deferred service revenue and customer deposits	345	329
Other current liabilities	326	367

Total current liabilities	1,370	1,382

Long-term debt	10	11
Pension and indemnity plan liabilities	1,215	1,268
Postretirement and postemployment benefits liabilities	351	355
Income tax accruals	158	165
Environmental liabilities	281	279
Other liabilities	31	42

Total liabilities	3,416	3,502

Commitments and contingencies (Note 7)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 160.4 and 159.6 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	282	270
Retained earnings	1,813	1,801
Accumulated other comprehensive loss	(1,419)	(1,509)

Total NCR stockholders’ equity	678	564
Noncontrolling interests in subsidiaries	31	28

Total stockholders’ equity	709	592

Total liabilities and stockholders’ equity	$4,125	$4,094

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2010	2009
Operating activities
Net income	$14	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(11)	(6)
Depreciation and amortization	65	60
Stock-based compensation expense	9	12
Deferred income taxes	(5)	(9)
Gain on sale of property, plant and equipment	—	(2)
Changes in operating assets and liabilities:
Receivables	35	61
Inventories	(43)	4
Current payables and accrued expenses	1	(90)
Deferred service revenue and customer deposits	17	64
Employee severance and pension	60	25
Other assets and liabilities	(33)	(38)

Net cash provided by operating activities	109	91

Investing activities
Grant reimbursements from capital expenditures	4	—
Expenditures for property, plant and equipment	(80)	(29)
Additions to capitalized software	(28)	(32)
Other investing activities, business acquisitions and divestitures, net	—	(12)

Net cash used in investing activities	(104)	(73)

Financing activities
Repurchases of Company common stock	—	(1)
Repayment of short-term borrowings	(4)	—
Repayment of senior unsecured notes	—	(300)
Repayment of long term debt	(1)	—
Payments on revolving credit facility	—	(30)
Borrowings on revolving credit facility	—	30
Proceeds from employee stock plans	3	4

Net cash used in financing activities	(2)	(297)

Cash flows from discontinued operations
Net cash used in operating activities	—	(26)

Effect of exchange rate changes on cash and cash equivalents	(7)	1

Decrease in cash and cash equivalents	(4)	(304)
Cash and cash equivalents at beginning of period	451	711

Cash and cash equivalents at end of period	$447	$407

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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date our Condensed Consolidated Financial Statements were issued. Other than as described below, no matters were identified that would materially impact our Condensed Consolidated Financial Statements or require disclosure.

On July 28, 2010, the Company’s Board of Directors authorized the repurchase of an additional $210 million of outstanding common stock under the 1999 Board of Directors share repurchase program. The new authorization is in addition to the $40 million remaining from existing share repurchase programs, bringing the total authorized for repurchase to $250 million.

Out of Period Adjustment In the six months ended June 30, 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin and net income of $3 million. The adjustments were related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors in the six months ended June 30, 2009 was not material to the 2009 annual or interim financial statements.

Discontinued Operations During the three months ended June 30, 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, to classify those items as discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. Such costs and insurance recoveries were previously classified in Other (income) expense in the Condensed Consolidated Statement of Operations, and within Cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows. Presentation of these items as discontinued operations is appropriate because the environmental obligations arose at properties which the Company has divested, and is consistent with the guidance of the SEC, including SEC Staff Accounting Bulletin Topic 5Z(5), “Classification and Disclosure of Contingencies Relating to Discontinued Operations.” The revised presentation has been applied for similar items in all periods presented. See Note 7, “Commitments and Contingencies” of this Form 10-Q for additional information.

For the three months ended June 30, 2009, Income from discontinued operations, net of tax, of $3 million was previously reported as $4 million included in Other income, net and $1 million included in Income tax expense. For the six months ended June 30, 2009, Income from discontinued operations, net of tax, of $6 million was previously reported as $8 million included in Other income, net and $2 million included in Income tax expense. The revision in presentation did not change Net income or Net income per common share in either period. For the six months ended June 30, 2009, the Cash flows from discontinued operations included $26 million of cash used which was previously included in Net cash provided by operating activities.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and the noncontrolling interests for the six months ended June 30, 2010 and June 30, 2009:

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2008	$465	$440	$25
Net income	10	8	2
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	18	20	(2)
Unrealized gain on securities	1	1	—
Benefit plans, net	(37)	(37)	—
Unrealized gain on derivatives	5	5	—

Comprehensive loss	(3)	(3)	—
Net share issuance and repurchase activity	14	14	—

June 30, 2009	$476	$451	$25

December 31, 2009	$592	$564	$28
Net income	14	12	2
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	13	12	1
Benefit plans	73	73	—
Unrealized gain on derivatives	5	5	—

Comprehensive income	105	102	3
Net share issuance and repurchase activity	12	12	—

June 30, 2010	$709	$678	$31

The components of accumulated other comprehensive (loss) income (AOCI), net of tax, are summarized as follows:

In millions	June 30 2010	December 31 2009
Unrealized gain on securities	$3	$3
Unrealized gain on derivatives accounted for as hedges	5	—
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,355)	(1,428)
Currency translation adjustments	(72)	(84)

Accumulated other comprehensive loss	$(1,419)	$(1,509)

The components of inventory are summarized as follows:

In millions	June 30 2010	December 31 2009
Inventories, net
Work in process and raw materials	$143	$118
Finished goods	181	167
Service parts	405	401

Total inventories, net	$729	$686

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance will be effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements; however, NCR plans to adopt the guidance effective January 1, 2011. Under the consensus adopted by the EITF, use of the residual method, which the Company applies to many of its customer arrangements, will no longer be permitted. The new guidance will require the Company to use its best estimate of a deliverable’s selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously would have been allocated to delivered items, will instead be allocated on a relative fair value basis among all the deliverables. The Company is in the process of evaluating the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The guidance will be effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements but must be adopted contemporaneously with the guidance described in the preceding paragraph. The Company is in the process of evaluating the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

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

The realignment activities included approximately 900 employee terminations and related to each of our reportable segments of the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific & Japan (APJ).

As of December 31, 2009, there was a remaining accrued liability balance of $1 million which was reversed through the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 since the organizational realignment initiative is complete.

The actions have generated incremental, annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of the continuous improvement process initiatives.

Real estate consolidation and restructuring During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring cost of $16 million was recorded in the fourth quarter of 2002 to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. During the six months ended June 30, 2010, the reserve decreased $1 million primarily due to ongoing lease payments resulting in a remaining reserve balance of $2 million as of June 30, 2010.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS

As of June 30, 2010, the Company’s primary types of stock-based compensation were stock options and restricted stock. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Stock options	$2	$4	$2	$8
Restricted stock	5	4	7	4

Total stock-based compensation (pre-tax)	7	8	9	12
Tax benefit	(2)	(2)	(3)	(3)

Total stock-based compensation (net of tax)	$5	$6	$6	$9

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was lower in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, due to changes in the quantity and value of awards granted in the past two years and an increased estimated forfeiture rate for stock options.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $5.37 and $4.44 for the three months ended June 30, 2010 and 2009, respectively, and $5.49 and $4.65 for the six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Risk-free interest rate	2.43%	2.14%	2.35%	1.86%
Expected volatility	44.0%	46.1%	47.1%	42.8%
Expected holding period (years)	4.8	5.0	4.8	5.0

Expected volatility incorporates a blend of both historical volatility of the Company’s stock over a period equal to the expected term of the options and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the five-year U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2010, the total unrecognized compensation cost of $16 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2010, the total unrecognized compensation cost of $39 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.5 years.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost for the three months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	47	49	22	22	69	71
Expected return on plan assets	(42)	(45)	(26)	(27)	(68)	(72)
Amortization of:
Prior service cost	—	—	—	1	—	1
Actuarial loss	30	24	16	11	46	35

Net benefit cost	$35	$28	$15	$11	$50	$39

Components of net periodic benefit cost for the six months ended June 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Net service cost	$—	$—	$7	$9	$7	$9
Interest cost	94	98	45	42	139	140
Expected return on plan assets	(83)	(90)	(55)	(52)	(138)	(142)
Settlement charge	—	—	6	—	6	—
Amortization of:
Prior service cost	—	—	—	1	—	1
Actuarial loss	60	49	32	20	92	69

Net benefit cost	$71	$57	$35	$20	$106	$77

In May 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on earnings in the three and six months ended June 30, 2009.

The income from the postretirement plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Interest cost	$2	$2	$3	$3
Amortization of:
Prior service benefit	(4)	(4)	(7)	(7)
Actuarial loss	1	1	2	2

Net postretirement income	$(1)	$(1)	$(2)	$(2)

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net service cost	$7	$6	$13	$12
Interest cost	3	3	6	6
Amortization of:
Actuarial loss	3	3	6	6

Net benefit cost	13	12	25	24
Restructuring severance cost	—	(1)	—	(2)

Total postemployment cost	$13	$11	$25	$22

Employer Contributions

Pension For the three months ended June 30, 2010, NCR contributed approximately $23 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2010, NCR contributed approximately $38 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $62 million to its international pension plans for a total of $100 million and an additional $6 million to its executive pension plan for a total of $10 million in 2010. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2010.

Postretirement For the three months ended June 30, 2010, NCR made $4 million in contributions to its U.S. postretirement plan. For the six months ended June 30, 2010, NCR made $6 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $8 million to its U.S. postretirement plan for a total of $14 million in 2010.

Postemployment For the three months ended June 30, 2010, NCR contributed approximately $10 million to its postemployment plans. For the six months ended June 30, 2010, NCR contributed approximately $21 million to its postemployment plans. NCR anticipates contributing an additional $26 million to its postemployment plans in 2010 for a total of $47 million.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. Other than as stated below the Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2010 cannot currently be reasonably determined.

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

During the past several years, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) (together, the Governments) assessed and developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay, contained in various Records of Decisions (RODs) issued in January 2003, July 2003 and June 2007 (the last is referred to as the Amended ROD). In general, the clean-up plan or remedy calls for a combination of dredging and capping to remediate the sediments in the river, and for monitored natural attenuation in the Bay of Green Bay. Since 2004, the Company has been involved in certain aspects of the clean-up project, including performance, with GP, of engineering design work for the clean-up under an Administrative Order on Consent (AOC) entered into with the Governments. In addition, the Company, with U.S. Paper Mills, performed specific remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November 2006.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the PRPs identified above. The Order requires the PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API are working with the Governments to implement certain provisions of the Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.

In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Prior to this, Tetra Tech had performed certain preparatory work pursuant to an interim contract with API. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API fund the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The maximum obligation under the Company’s note, formerly $20 million, is now approximately $17 million; however, the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in 2008—and a 40% share for amounts in excess of $75 million.

In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining each PRP’s allocable responsibility for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of June 30, 2010, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA and under various state law theories have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.

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

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through at least approximately 2019, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below:

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

Third, for the NCR/API shares of future clean-up costs, which are expected to be determined in the allocation litigation referenced above, NCR has modified the basis previously used for this component of the reserve (in the past, the company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 ruling described above, NCR’s reserve at December 31, 2009 and June 30, 2010 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company uses the low end of a range of equally possible outcomes. At this point the Company is unable to determine whether the defendants will pay portions of the Fox River liability, and if so in what amount; the Governments have indicated their intention to continue pressing claims and settlement demands against the defendants, but NCR’s reserve does not assume any such payments or settlements.

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

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

respect to the cleanup or to remain as viable concerns; one of the original eight PRPs, WTM I Company, filed for bankruptcy on December 29, 2008, but the impact, if any, of that filing on that PRP’s potential contributions to the clean-up cannot be determined at this time.

As of June 30, 2010, the net reserve for the Fox River matter was approximately $208 million, compared to $202 million as of December 31, 2009. This increase in the reserve is due to a decrease in the indemnification asset discussed below offset by payments for clean-up activities and legal fees during the first six months of 2010. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of June 30, 2010 and December 31, 2009, approximately $13 million and $3 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $102 million as of June 30, 2010 and $120 million as of December 31, 2009, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation and thus difficult to predict. NCR’s insurance recoveries have the effect of reducing its receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before 2011.

In connection with the Fox River matter, through June 30, 2010, NCR has received a combined total of approximately $100 million in connection with settlements reached with its principal insurance carriers over the past several years. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. In the three and six months ended June 30, 2010, NCR reached settlements with several insurers which resulted in income of $17 million, or $11 million after tax included in Income from discontinued operations in the accompanying Condensed Consolidated Statement of Operations. In the three and six months ended June 30, 2009, NCR reached settlements with several insurers which resulted in income of $4 million, or $3 million after tax and $8 million, or $6 million after tax, respectively, included in Income from discontinued operations in the accompanying Condensed Consolidated Statement of Operations. The trial in the insurance case, previously scheduled for August 2010, will not occur; most of the carriers who were defendants in the case have now settled the claims against them, and those remaining in the case have entered into certain stipulations which obviate the need for a trial and will cause judgment to be entered against them; they will shortly commence an appeal.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of June 30, 2010 and December 31, 2009, NCR had no obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2010	2009
Warranty reserve liability
Beginning balance as of January 1	$25	$24
Accruals for warranties issued	21	20
Settlements (in cash or in kind)	(24)	(25)

Ending balance as of June 30	$22	$19

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

8. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant, infrequent or unusual items. The effective tax rate for the three and six months ended June 30, 2010 was 35% and 77%, respectively, as compared to an effective tax rate of 38% and 73%, respectively, for the three and six months ended June 30, 2009. The effective tax rates for the three and six month periods in 2010 and 2009 were driven by the mix of jurisdictions with income and losses during the interim periods. Additionally, the effective tax rates in interim periods are also impacted positively or negatively by accruals related to uncertain tax positions, settlements of tax audits with authorities and/or changes in the Company’s assessment of the recoverability of deferred tax assets related to operating loss carryforwards and income tax credits.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Amounts attributable to NCR common stockholders:
Income from continuing operations	$20	$20	$1	$2
Income from discontinued operations	11	3	11	6

Net income applicable to common shares	31	23	12	8

Weighted average outstanding shares of common stock	160.4	158.7	160.1	158.5
Dilutive effect of employee stock options and restricted stock	1.2	1.1	1.2	1.1

Common stock and common stock equivalents	161.6	159.8	161.3	159.6

Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.12	$0.13	$0.01	$0.01
From discontinued operations	$0.07	$0.01	$0.06	$0.04

Net earnings per share (Basic)	$0.19	$0.14	$0.07	$0.05

Diluted earnings per share:
From continuing operations	$0.12	$0.13	$0.01	$0.01
From discontinued operations	$0.07	$0.01	$0.06	$0.04

Net earnings per share (Diluted)	$0.19	$0.14	$0.07	$0.05

Options to purchase approximately 6.2 million and 7.6 million shares of common stock for the three months ended June 30, 2010 and 2009, respectively, as well as 6.3 million and 7.8 million for the six months ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas segment also serves the entertainment industry. In addition, each segment sells products and services across the entire NCR product and service portfolio within their geography.

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

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and gross margin by segment:

In millions	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Revenue by segment
Americas	$515	$505	$979	$964
EMEA	421	384	784	770
APJ	241	235	443	398

Total revenue	1,177	1,124	2,206	2,132

Gross margin by segment
Americas	117	100	211	180
EMEA	96	97	184	189
APJ	56	55	95	88

Total segment gross margin	269	252	490	457

Selling, general and administrative expenses	148	144	295	290
Research and development expenses	33	30	64	61
Pension expense	50	39	106	77
Other adjustments (1)	7	—	12	—

Income from operations	$31	$39	$13	$29

(1)	Other adjustments in the three and six months ended June 30, 2010 included $7 million and $12 million, respectively, of incremental costs directly related to the relocation of the worldwide headquarters.

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Product revenue	$587	$540	$1,055	$998
Professional and installation services revenue	140	138	258	258

Total solution revenue	727	678	1,313	1,256
Support services revenue	450	446	893	876

Total revenue	$1,177	$1,124	$2,206	$2,132

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11. FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets recorded at fair value on a recurring basis as of June 30, 2010 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$160	$160	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange forward contracts **	6	—	6	—

Total	$177	$171	$6	$—

*	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**	Included in Other assets in the Condensed Consolidated Balance Sheet.

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2010.

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

Assets Measured at Fair Value on a Non-recurring Basis

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be other-than-temporarily impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three or six months ended June 30, 2010. An impairment charge of $5 million was recorded in other income and expense in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2009 for the write-down of an equity method investment to its fair value. We measured the fair value through the use of discounted cash flows, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the equity investment.

12. DEBT OBLIGATIONS

As of June 30, 2010, the Company’s long term debt was $10 million. The Company’s long-term debt consists of $5 million in notes payable originating in the United States and the capital lease obligation described below. The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.

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

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Revolving Credit Facility – On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of June 30, 2010. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of June 30, 2010, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of June 30, 2010 and December 31, 2009, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million as a result of NCR’s usage of letters of credit.

Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of June 30, 2010 and December 31, 2009, the fair value of debt was $13 million and $16 million, respectively.

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

Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and of foreign currency denominated sales by our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Interest Rate Risk

Interest rate risk associated with our borrowings is not considered material to our consolidated financial position, results of operations or cash flows as of June 30, 2010 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of June 30, 2010.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

	Fair Values of Derivative Instruments
	Asset Derivatives June 30, 2010			Liability Derivatives June 30, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$89	$6	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$6			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$41	$—	Other liabilities	$27	$—

Total derivatives not designated as hedging instruments			$—			$—

Total derivatives			$6			$—

	Fair Values of Derivative Instruments
	Asset Derivatives December 31, 2009			Liability Derivatives December 31, 2009
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$—	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$—			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$56	$1	Other liabilities	$53	$1

Total derivatives not designated as hedging instruments			$1			$1

Total derivatives			$1			$1

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Location of Gain Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2010	For the three months ended June 30, 2009		For the three months ended June 30, 2010	For the three months ended June 30, 2009		For the three months ended June 30, 2010	For the three months ended June 30, 2009
Foreign exchange contracts	$4	$1	Cost of Products	$1	$1	Other income (expense)	$—	$—

In millions	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2010	For the six months ended June 30, 2009		For the six months ended June 30, 2010	For the six months ended June 30, 2009		For the six months ended June 30, 2010	For the six months ended June 30, 2009
Foreign exchange contracts	$5	$5	Cost of Products	$1	$(1)	Other income (expense)	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Foreign exchange contracts	Other income (expense)	$1	$(5)	$1	$(5)
Foreign exchange contracts	Cost of products	$1	$(2)	$1	$6

Concentration of Credit Risk

NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2010, NCR did not have any major concentration of credit risk related to financial instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2010:

•	Revenue increased 5% from the prior year period;

•	Foreign currency fluctuations favorably impacted revenue by 1%; and

•	NCR continued to realize the benefits of our cost reduction initiatives.

In the second quarter of 2010, we continued to focus on our strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2010 are as follows:

1)	Gain profitable share We expect to continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments The Company expects to continue to focus on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we have continued the expansion of our network of DVD-rental kiosks to achieve our targeted roll-out goals.

3)	Build the lowest cost structure in our industry The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees.

4)	Enhance our global service capability The Company continues to execute various initiatives to enhance its global service capability. We will continue to focus on improving our service positioning, increasing our service attach rates for our products and continue to improve profitability in our services business. Our service capability can provide us a competitive advantage in winning customers and it provides NCR with a more attractive and stable revenue source.

5)	Innovation and our people. NCR is committed to solution innovation across all customer industries. Our focus on innovation will be enhanced by the integration of NCR Services into the customer industry solutions, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

We expect to continue with these initiatives for the remainder of 2010 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table shows our results for the three months ended June 30:

	Three months ended June 30
In millions	2010	2009
Revenue	$1,177	$1,124
Gross margin	$241	$229
Gross margin as a percentage of revenue	20.5%	20.4%
Operating expenses
Selling, general and administrative expenses	$171	$156
Research and development expenses	39	34

Income from operations	$31	$39

The following table shows our revenues and gross margins from products and services for the three months ended June 30:

	Three months ended June 30
In millions	2010	2009
Product revenue	$587	$540
Cost of products	463	423

Product gross margin	$124	$117

Product gross margin as a percentage of revenue	21.1%	21.7%

Services revenue	$590	$584
Cost of services	473	472

Services gross margin	$117	$112

Services gross margin as a percentage of revenue	19.8%	19.2%

Revenue

Revenue increased 5% from the second quarter of 2009 due to growth of the entertainment DVD kiosk business coupled with higher volumes for both product sales and services revenue across the financial services and retail and hospitality industries. The effects of foreign currency fluctuations provided a 1% favorable impact to revenue. In the second quarter of 2010, our product revenue and services revenue increased 9% and 1%, respectively, as compared to the second quarter of 2009. The increase in product revenue was attributable to an increase in sales due to growth of the entertainment business coupled with increases in sales volumes in Europe and Caribbean and Latin America. These increases were partially offset by slightly lower volumes in North America, Middle East and Africa, and Asia Pacific. The increase in services revenue was primarily due to an increase in professional and installation-related services in Europe and Japan.

Gross Margin

Gross margin as a percentage of revenue in the second quarter of 2010 was 20.5% compared to 20.4% in the second quarter of 2009. Product gross margin of 21.1% in the second quarter of 2010 declined 0.6 percentage points from 21.7% in the second quarter of 2009. The decline in product gross margin was due to losses incurred in the entertainment business and higher pension costs. Excluding these items, product gross margin benefited from a more favorable product mix. Services gross margin increased to 19.8% for the second quarter of 2010 from 19.2% in the second quarter of 2009, but was negatively impacted by $4 million in higher pension expense, or 1.0% as a percentage of services revenue. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs from reduced headcount and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2010 and 2009 were impacted by certain employee benefit plans as shown below:

	Three months ended June 30
In millions	2010	2009
Pension expense	$50	$39
Postemployment expense	13	11
Postretirement benefit	(1)	(1)

Total expense	$62	$49

During the three months ended June 30, 2010, NCR incurred $50 million of pension expense compared to $39 million in the second quarter of 2009. The increase was due to increased actuarial loss amortization due to lower discount rates and the loss on invested plan assets that we experienced in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $171 million in the second quarter of 2010 as compared to $156 million in the second quarter of 2009. As a percentage of revenue, these expenses were 14.5% in the second quarter of 2010 compared to 13.9% in the second quarter of 2009. Pension costs included in selling, general, and administrative expenses were $16 million in the second quarter of 2010 as compared to $12 million in the second quarter of 2009. After considering the effect of higher pension costs, the increase is due to higher incentive compensation costs, as well as $7 million of incremental costs related to the relocation of the Company’s global headquarters.

Research and Development Expenses

Research and development expenses were $39 million in the second quarter of 2010 as compared to $34 million in the second quarter of 2009. As a percentage of revenue, these costs were 3.3% in the second quarter of 2010 compared to 3.0% in the second quarter of 2009. Pension costs included in research and development expenses were $6 million in the second quarter of 2010 as compared to $4 million in the second quarter of 2009. After considering the effect of pension costs, research and development expenses remained consistent as a percentage of revenue even with higher incentive compensation costs during the second quarter of 2010.

Interest and Other Income Items

Interest expense was zero in the second quarter of 2010 compared to $5 million in the second quarter of 2009. The decrease was due to the repayment of the senior unsecured notes in June 2009.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. The effective tax rate for the three months ended June 30, 2010 was 35% as compared to an effective tax rate of 38% for the three months ended June 30, 2009. The effective tax rates were driven by the mix of jurisdictions with income and losses and accruals related to uncertain tax positions.

NCR is subject to numerous federal, state and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statement of Operations. Such costs and insurance recoveries were previously classified in Other income, net. During the second quarter of 2010 and 2009, NCR settled Fox River related insurance claims with insurance carriers, resulting in income from discontinued operations of $11 million, net of tax and $3 million, net of tax, respectively.

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

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas region also serves the entertainment industry. In addition, each segment sells products and services across the entire NCR product and service portfolio within their geography.

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

The effect of pension expense on segment gross margin, which was $28 million in the second quarter of 2010 and $23 million in the second quarter of 2009, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended June 30:

	Three months ended June 30
In millions	2010	2009
Revenue	$515	$505
Gross margin	$117	$100
Gross margin as a percentage of revenue	22.7%	19.8%

Americas segment revenue increased 2% during the second quarter of 2010 as compared to the second quarter of 2009. Revenue growth generated from the emerging entertainment business coupled with higher volumes of product and service offerings within the retail and hospitality industry was offset by lower volumes within the financial services industry. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 2%.

Gross margin as a percentage of revenue increased 2.9 percentage points in the second quarter of 2010 as compared to the second quarter of 2009. The improvement in the Americas gross margin was primarily due to an improved mix of higher value product and service offerings within the financial services and retail and hospitality industries. This improvement was partially offset by losses generated from the entertainment business and higher incentive compensation costs.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended June 30:

	Three months ended June 30
In millions	2010	2009
Revenue	$421	$384
Gross margin	$96	$97
Gross margin as a percentage of revenue	22.8%	25.3%

EMEA segment revenue increased 10% during the second quarter of 2010 as compared to the second quarter of 2009. The increase in revenue was driven by higher volumes of product and services offerings within the financial services and retail and hospitality industries in Europe offset slightly by lower volumes in the Middle East & Africa. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 4%.

Gross margin as a percentage of revenue decreased 2.5 percentage points in the second quarter of 2010 as compared to the second quarter of 2009. The decrease in gross margin was due to an unfavorable sales mix in product and service offerings, mainly in Europe.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the three months ended June 30:

	Three months ended June 30
In millions	2010	2009
Revenue	$241	$235
Gross margin	$56	$55
Gross margin as a percentage of revenue	23.2%	23.4%

APJ revenue increased 3% during the second quarter of 2010 as compared to the second quarter of 2009. The increase in revenue was driven by higher product volumes in the retail and hospitality industry in Japan and higher services revenue in the retail and hospitality industry across the region. These increases were offset by declines in product volumes in the financial services industry across the region. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 6%.

Gross margin as a percentage of revenue decreased 0.2 percentage points in the second quarter of 2010 as compared to the second quarter of 2009. Gross margin was negatively impacted by an unfavorable sales mix across the region in comparison to the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table shows our results for the six months ended June 30:

	Six months ended June 30
In millions	2010	2009
Revenue	$2,206	$2,132
Gross margin	$432	$413
Gross margin as a percentage of revenue	19.6%	19.4%
Operating expenses
Selling, general and administrative expenses	$341	$315
Research and development expenses	78	69

Income from operations	$13	$29

The following table shows our revenues and gross margins from products and services, respectively, for the six months ended June 30:

	Six months ended June 30
In millions	2010	2009
Product revenue	$1,055	$998
Cost of products	846	793

Product gross margin	$209	$205

Product gross margin as a percentage of revenue	19.8%	20.5%

Services revenue	$1,151	$1,134
Cost of services	928	926

Services gross margin	$223	$208

Services gross margin as a percentage of revenue	19.4%	18.3%

Revenue

Revenue increased 3% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to increases across all three of our geographic segments. The effects of foreign currency fluctuations had a 3% favorable impact on revenue. In the six months ended June 30, 2010, product sales increased 6% and services revenue increased 1% as compared to the six months ended June 30, 2009. The increase in product revenue was primarily due to growth of the entertainment business coupled with increases in sales volumes in Europe and Japan. The increase in services revenue is primarily attributable to increases in the EMEA region, offset by declines in the Americas region.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2010 was 19.6% compared to 19.4% for the six months ended June 30, 2009. Product gross margin of 19.8% for the six months ended June 30, 2010 declined 0.7 percentage points from 20.5% for the same period in 2009. The decline in the product gross margin was primarily due to losses incurred in the entertainment business and higher pension costs. Excluding these items, product gross margin benefited from a more favorable product mix. Services gross margin increased 1.1 percentage points to 19.4% for the six months ended June 30, 2010 from 18.3% for the six months ended June 30, 2009 which was negatively impacted by $12 million in higher pension costs, or 1% as a percentage of services revenue. After considering the effect of pension expense, the improvement in gross margin is consistent with the Company’s cost reduction initiatives that allowed higher revenues to be spread over a lower base of labor and service delivery costs.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2010 and 2009 were impacted by certain employee benefit plans as shown below:

	Six months ended June 30
In millions	2010	2009
Pension expense	$106	$77
Postemployment expense	25	22
Postretirement benefit	(2)	(2)

Total expense	$129	$97

During the six months ended June 30, 2010, NCR incurred $106 million of pension expense compared to $77 million in the six months ended June 30, 2009. The increase in pension expense was primarily due to lower expected return on plan assets and increased actuarial loss amortization due to the loss on invested plan assets that we experienced in 2008.

In May 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on earnings in the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $341 million in the six months ended June 30, 2010 as compared to $315 million in the six months ended June 30, 2009. As a percentage of revenue, these expenses were 15.5% of revenue in the first six months of 2010 compared to 14.8% in the first six months of 2009. Pension expense was $34 million in 2010 as compared to $25 million in 2009. After considering the effect of higher pension costs, the increase is due to higher incentive compensation costs, a full six months of sales and marketing expenses related to the entertainment business in 2010 as well as $12 million of incremental costs related to the relocation of the Company’s global headquarters.

Research and Development Expenses

Research and development expenses were $78 million in the six months ended June 30, 2010 as compared to $69 million in the six months ended June 30, 2009. Research and development expenses as a percentage of revenue were 3.5% in the first six months of 2010 and 3.2% in the first six months of 2009. Pension expense was $14 million in 2010 compared to $8 million in 2009. After considering the effect of pension costs, research and development expenses remained consistent as a percentage of revenue.

Interest and Other Income Items

Interest expense was $1 million in the six months ended June 30, 2010 compared to $10 million in the six months ended June 30, 2009. The decrease was due to the repayment of the senior unsecured notes in June 2009.

Other income, net was $1 million in the six months ended June 30, 2010 compared to other expense, net of $4 million in the six months ended June 30, 2009. The increase was due to an impairment charge of $5 million related to an equity method investment recorded in the six months ended June 30, 2009 that was not recurring in the most recent period.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The effective tax rate in the first six months of 2010 was 77% as compared to 73% in the first six months of 2009. The high effective income tax rate for the six months ended June 30, 2010 and 2009 was primarily driven by the mix of jurisdictions with income and losses as well as accruals related to uncertain tax positions. The full year 2010 effective income tax rate is expected to be 27%.

NCR is subject to numerous U.S. and foreign audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statement of Operations. Such costs and insurance recoveries were previously classified in Other income, net. During the six months ended June 30, 2010 and 2009, NCR settled Fox River related insurance claims with insurance carriers, resulting in income from discontinued operations of $11 million, net of tax and $6 million, net of tax, respectively.

Revenue and Gross Margin by Segment

The description of our operating segments and the exclusion of certain items is discussed in this MD&A under “Revenue and Gross Margin by Segment” for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The effect of pension expense on segment gross margin, which was $58 million in the first six months of 2010 and $44 million in the first six months of 2009, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the six month period.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the six months ended June 30:

	Six months ended June 30
In millions	2010	2009
Revenue	$979	$964
Gross margin	$211	$180
Gross margin as a percentage of revenue	21.6%	18.7%

Americas segment revenue increased 2% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Revenue growth generated from the emerging entertainment business was offset by lower volumes of product and services offerings within the financial services and retail and hospitality industries. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 2%.

Gross margin as a percentage of revenue increased 2.9 percentage points in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The improvement in the Americas gross margin was primarily due to an improved mix of higher value product and service offerings across customers in the financial services and retail and hospitality industries. This improvement was partially offset by losses generated from the entertainment industry and higher incentive compensation costs.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the six months ended June 30:

	Six months ended June 30
In millions	2010	2009
Revenue	$784	$770
Gross margin	$184	$189
Gross margin as a percentage of revenue	23.5%	24.5%

EMEA segment revenue increased 2% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in revenue was primarily driven by increased volumes of product and services within the financial services and retail and hospitality industries in Europe offset slightly by lower volumes in Middle East & Africa. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 1%.

Gross margin as a percentage of revenue decreased 1.0 percentage point in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in gross margin is due to an unfavorable sales mix in product and service offerings, mainly in Europe.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the six months ended June 30:

	Six months ended June 30
In millions	2010	2009
Revenue	$443	$398
Gross margin	$95	$88
Gross margin as a percentage of revenue	21.4%	22.1%

APJ revenue increased 11% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. As further discussed in Note 1, “Basis of Presentation,” of the Notes to the Condensed Consolidated Financial Statements, in 2009, we recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin of $3 million. The adjustments related to revenue incorrectly recognized during 2008 by the Company’s Japanese subsidiary. After considering the effect of the adjustments, the increase in revenue was primarily driven by increases in product volumes, mainly in Japan, India and China. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 8%.

Gross margin as a percentage of revenue decreased 0.7 percentage points in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Gross margin was negatively impacted by an unfavorable sales mix across the region.

Financial Condition, Liquidity, and Capital Resources

In the six months ended June 30, 2010, cash provided by operating activities increased $18 million in comparison to the six months ended June 30, 2009 due to movements in working capital.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations related to the Fox River environmental matter, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP and therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below shows net cash provided by operating activities and capital expenditures for the six months ended June 30:

In millions	2010	2009
Net cash provided by operating activities	$109	$91
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(76)	(29)
Less: Additions to capitalized software	(28)	(32)
Net cash used in discontinued operations (related to the Fox River environmental matter)	—	(26)

Free cash flow	$5	$4

Planned expenditures related to investments in the entertainment industry led to the increase in net capital expenditures. During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statement of Cash Flows. Such costs and insurance recoveries were previously classified in Net cash provided by operating activities. During the six months ended June 30, 2010, the insurance recoveries received were offset by remediation payments and during the six months ended June 30, 2009, the net cash outflow related to the Company’s initial funding of the limited liability company partially offset by insurance recoveries. These movements resulted in a $1 million increase in free cash flow in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our financing activities for the six months ended June 30, 2010 consisted of the repayment of $4 million in short-term borrowings as well as cash inflows from employee stock plans of $3 million. Our financing activities for the six months ended June 30, 2009 included the repayment of $300 million of senior unsecured notes.

As of June 30, 2010, our cash and cash equivalents totaled $447 million and our long-term debt was $10 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $171 million in 2010. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the value of assets held by the U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

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

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2009 Form 10-K and determined that changes to our critical accounting policies in the six months ended June 30, 2010 were limited to the presentation of discontinued operations described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies. See Note 7, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was weaker in the second quarter of 2010 compared to the second quarter of 2009 based on comparable weighted averages for our functional currencies. This had a favorable impact of 1% on second quarter 2010 revenue versus second quarter 2009 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $14 million as of June 30, 2010 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2010, the carrying value of our cash and cash equivalents approximated fair value.

The interest rate risk associated with our borrowing and investing activities as of June 30, 2010 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2010, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2010, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2010, the Company did not repurchase any shares of its common stock. As of June 30, 2010, the Company had a total remaining authorization of approximately $40 million under the 1999 and 2000 Board of Directors share repurchase programs. On July 28, 2010, the Company’s Board of Directors authorized the repurchase of an additional $210 million of outstanding common stock under the 1999 Board of Directors share repurchase program. See “Evaluation of Subsequent Events” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the six months ended June 30, 2010, 83,166 shares were purchased at an average price of $12.81 per share.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (incorporated by reference to exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.1	NCR Director Compensation Program Effective April 27, 2010

10.2	Form of 2010 Stock Director Option Grant Statement

10.3	Form of 2010 Director Restricted Stock Unit Grant Statement

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 31, 2010.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 31, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2010.

101	Financials in XBRL Format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: July 31, 2010	By:	/s/ Robert Fishman
Robert Fishman
Senior Vice President and Chief Financial Officer