Form 10-Q
period 2010-09-30
NCR CORP
filed 2010-10-29
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 15, 2010, there were approximately 159.3 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	Financial Statements

NCR Corporation

Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Product revenue	$600	$541	$1,655	$1,539
Service revenue	607	594	1,758	1,728

Total revenue	1,207	1,135	3,413	3,267

Cost of products	475	433	1,321	1,226
Cost of services	486	478	1,414	1,404
Selling, general and administrative expenses	173	159	514	474
Research and development expenses	39	36	117	105

Total operating expenses	1,173	1,106	3,366	3,209

Income from operations	34	29	47	58
Interest expense	—	—	1	10
Other (income) expense, net	(1)	24	(2)	28

Income from continuing operations before income taxes	35	5	48	20
Income tax benefit	(45)	(12)	(35)	(1)

Income from continuing operations	80	17	83	21
Income from discontinued operations, net of tax	5	—	16	6

Net income	85	17	99	27
Net income attributable to noncontrolling interests	2	2	4	4

Net income attributable to NCR	$83	$15	$95	$23

Amounts attributable to NCR common stockholders:
Income from continuing operations	$78	$15	$79	$17
Income from discontinued operations, net of tax	5	—	16	6

Net income	$83	$15	$95	$23

Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.49	$0.09	$0.49	$0.11

Diluted	$0.48	$0.09	$0.49	$0.11

Net income per common share
Basic	$0.52	$0.09	$0.59	$0.14

Diluted	$0.51	$0.09	$0.59	$0.14

Weighted average common shares outstanding
Basic	160.1	159.0	160.1	158.7
Diluted	161.5	160.2	161.4	159.8

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30 2010	December 31 2009
Assets
Current assets
Cash and cash equivalents	$360	$451
Accounts receivable, net	957	896
Inventories, net	815	686
Other current assets	354	266

Total current assets	2,486	2,299

Property, plant and equipment, net	410	356
Goodwill	101	100
Prepaid pension cost	272	244
Deferred income taxes	618	617
Other assets	431	478

Total assets	$4,318	$4,094

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$—	$4
Accounts payable	567	557
Payroll and benefits liabilities	173	125
Deferred service revenue and customer deposits	348	329
Other current liabilities	373	367

Total current liabilities	1,461	1,382

Long-term debt	10	11
Pension and indemnity plan liabilities	1,248	1,268
Postretirement and postemployment benefits liabilities	327	355
Income tax accruals	144	165
Environmental liabilities	269	279
Other liabilities	42	42

Total liabilities	3,501	3,502

Commitments and contingencies (Note 7)
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 159.2 and 159.6 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	271	270
Retained earnings	1,896	1,801
Accumulated other comprehensive loss	(1,386)	(1,509)

Total NCR stockholders’ equity	783	564
Noncontrolling interests in subsidiaries	34	28

Total stockholders’ equity	817	592

Total liabilities and stockholders’ equity	$4,318	$4,094

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2010	2009
Operating activities
Net income	$99	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(16)	(6)
Depreciation and amortization	101	95
Stock-based compensation expense	15	11
Deferred income taxes	(63)	(32)
Gain on sale of property, plant and equipment	(6)	(5)
Impairment of equity investments	—	22
Changes in operating assets and liabilities:
Receivables	(43)	71
Inventories	(128)	(12)
Current payables and accrued expenses	63	(62)
Deferred service revenue and customer deposits	19	27
Employee severance and pension	79	40
Other assets and liabilities	(59)	(26)

Net cash provided by operating activities	61	150

Investing activities
Grant reimbursements from capital expenditures	5	—
Expenditures for property, plant and equipment	(135)	(68)
Proceeds from sales of property, plant and equipment	38	4
Additions to capitalized software	(43)	(46)
Other investing activities, business acquisitions and divestitures, net	(8)	(12)

Net cash used in investing activities	(143)	(122)

Financing activities
Repurchases of Company common stock	(20)	(1)
Repayment of short-term borrowings	(4)	—
Repayment of senior unsecured notes	—	(300)
Repayment of long term debt	(1)	—
Payments on revolving credit facility	—	(30)
Borrowings on revolving credit facility	—	30
Proceeds from employee stock plans	7	6

Net cash used in financing activities	(18)	(295)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	6	(34)
Effect of exchange rate changes on cash and cash equivalents	3	9

Decrease in cash and cash equivalents	(91)	(292)
Cash and cash equivalents at beginning of period	451	711

Cash and cash equivalents at end of period	$360	$419

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2009 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2009.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than as described below, no matters were identified that would materially impact our Condensed Consolidated Financial Statements or require disclosures.

On October 14, 2010, the federal government and the state of Wisconsin filed a lawsuit related to the ongoing Fox River environmental matter in federal court in Wisconsin against twelve parties, including the Company, the other recipients of the governments’ 2007 order pursuant to which the Company has been performing related environmental remediation work, and four other entities. The suit seeks the federal and state governments’ unreimbursed response costs in connection with the Fox River matter, compensation for natural resource damages, and a judicial determination that the recipients of the 2007 order are required to comply with its provisions. See Note 7, “Commitments and Contingencies” of this Form 10-Q for additional information.

Effective October 15, 2010, the Company acquired all of the outstanding capital stock of Mobiqa Limited in exchange for approximately $15 million in cash, plus related acquisition costs. Mobiqa specializes in mobile content optimization and provides tickets, boarding passes, downloadable applications and coupons, primarily in the airline, rail, cinema and events sectors.

Out of Period Adjustment In the nine months ended September 30, 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin and net income of $3 million. The adjustments related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors in the nine months ended September 30, 2009 was not material to the 2009 annual or interim financial statements.

Discontinued Operations In 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, to classify those items as discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. Such costs and insurance recoveries were previously classified in Other (income) expense, net in the Condensed Consolidated Statement of Operations, and within Cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows. Presentation of these items as discontinued operations is appropriate because the environmental obligations arose at properties which the Company has divested, and is consistent with the guidance of the SEC, including SEC Staff Accounting Bulletin Topic 5Z(5), “Classification and Disclosure of Contingencies Relating to Discontinued Operations.” The revised presentation has been applied for similar items in all periods presented. See Note 7, “Commitments and Contingencies” of this Form 10-Q for additional information.

The revision in presentation did not impact Income from discontinued operations, net of tax, Other income (expense), net, or Income tax (benefit) expense for the three months ended September 30, 2009. For the nine months ended September 30, 2009, Income from discontinued operations, net of tax, of $6 million was previously reported as $8 million included in Other income (expense), net and $2 million included in Income tax expense. The revision in presentation did not change Net income or Net income per common share in either period. For the nine months ended September 30, 2009, the Cash flows from discontinued operations included $34 million of cash used which was previously included in Net cash provided by operating activities.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION

The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the nine months ended September 30, 2010 and September 30, 2009:

In millions	Total Stockholders’ Equity	Total Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2008	$465	$440	$25
Net income	27	23	4
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	18	18	—
Unrealized gain on securities	—	—	—
Benefit plans, net	(52)	(52)	—
Unrealized gain on derivatives	6	6	—

Comprehensive (loss) income	(1)	(5)	4
Net share issuance and repurchase activity	15	15	—

September 30, 2009	$479	$450	$29

December 31, 2009	$592	$564	$28
Net income	99	95	4
Other comprehensive income, net of tax:
Currency translation adjustments	25	23	2
Unrealized loss on securities	(1)	(1)	—
Benefit plans	101	101	—

Comprehensive income	224	218	6
Net share issuance and repurchase activity	1	1	—

September 30, 2010	$817	$783	$34

The components of accumulated other comprehensive (loss) income (AOCI), net of tax, are summarized as follows:

In millions	September 30 2010	December 31 2009
Unrealized gain on securities	$2	$3
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,327)	(1,428)
Currency translation adjustments	(61)	(84)

Accumulated other comprehensive loss	$(1,386)	$(1,509)

The components of inventory are summarized as follows:

In millions	September 30 2010	December 31 2009
Inventories, net
Work in process and raw materials	$166	$118
Finished goods	238	167
Service parts	411	401

Total inventories, net	$815	$686

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance is effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements; however, NCR plans to adopt the guidance effective January 1, 2011. Under the consensus adopted by the EITF, use of the residual method, which the Company applies to many of its customer arrangements, will no longer be permitted. The new guidance will require the Company to use its best estimate of a deliverable’s selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously would have been allocated to delivered items, will instead be allocated on a relative fair value basis among all the deliverables. The Company is in the process of evaluating the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The guidance is effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements but must be adopted contemporaneously with the guidance described in the preceding paragraph. The Company is in the process of evaluating the effects, if any, the adoption of the guidance will have on its consolidated financial statements.

4. REALIGNMENT ACTIVITIES AND REAL ESTATE TRANSACTIONS

Organizational Realignment On January 1, 2008, NCR began management of its business on a geographic basis, changing from a previous model of global business units organized by product and service offering. As a result, in the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative addressed legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs.

The realignment activities included approximately 900 employee terminations and related to each of our reportable segments of the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific & Japan (APJ).

As of December 31, 2009, there was a related remaining accrued liability balance of $1 million. The organizational realignment initiative was complete as of June 30, 2010 and the remaining accrued liability was reversed through the Condensed Consolidated Statement of Operations for the three months ended June 30, 2010.

The actions have generated incremental, annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of its continuous improvement process initiatives.

Real estate consolidation and restructuring During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring cost of $16 million was recorded in the fourth quarter of 2002 to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. During the nine months ended September 30, 2010, the reserve decreased approximately $1 million primarily due to ongoing lease payments resulting in a remaining reserve balance of $2 million as of September 30, 2010.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS

As of September 30, 2010, the Company’s primary types of stock-based compensation were stock options and restricted stock. Stock-based compensation expense (benefit) for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Stock options	$2	$3	$4	$11
Restricted stock	4	(4)	11	—

Total stock-based compensation (pre-tax)	6	(1)	15	11
Tax benefit	(2)	—	(5)	(3)

Total stock-based compensation (net of tax)	$4	$(1)	$10	$8

Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense related to stock options was lower in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, due to changes in the quantity and value of awards granted in the past two years and an increased estimated forfeiture rate for stock options. Stock based compensation expense related to restricted stock was higher in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, due primarily to a reduction in the expected achievement level associated with certain performance-based restricted stock grants that was recognized in the three months ended September 30, 2009. This resulted in the prospective reduction in the related stock based compensation expense and the reversal of previously recognized expense during the three months ended September 30, 2009.

The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $5.38 and $5.61 for the three months ended September 30, 2010 and 2009, respectively, and $5.49 and $4.80 for the nine months ended September 30, 2010 and 2009, respectively.

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Risk-free interest rate	1.60%	2.56%	2.31%	1.97%
Expected volatility	43.8%	49.6%	46.9%	43.8%
Expected holding period (years)	4.8	5.0	4.8	5.0

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

As of September 30, 2010, the total unrecognized compensation cost of $15 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.4 years. As of September 30, 2010, the total unrecognized compensation cost of $34 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.3 years.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost for the three months ended September 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Net service cost	$—	$—	$4	$3	$4	$3
Interest cost	48	49	22	25	70	74
Expected return on plan assets	(41)	(45)	(26)	(29)	(67)	(74)
Settlement charge	—	—	—	2	—	2
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	29	21	14	15	43	36

Net benefit cost	$36	$25	$14	$16	$50	$41

Components of net periodic benefit cost for the nine months ended September 30 are as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Net service cost	$—	$—	$11	$12	$11	$12
Interest cost	142	147	67	67	209	214
Expected return on plan assets	(124)	(135)	(81)	(81)	(205)	(216)
Settlement charge	—	—	6	2	6	2
Amortization of:
Prior service cost	—	—	—	1	—	1
Actuarial loss	89	70	46	35	135	105

Net benefit cost	$107	$82	$49	$36	$156	$118

During 2009, NCR closed its United Kingdom-based manufacturing operation, resulting in significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the related pension liability and accumulated other comprehensive loss were increased by $35 million. This curtailment did not have a material impact on earnings in the nine months ended September 30, 2009.

In May 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the related prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on earnings in the nine months ended September 30, 2009.

The income from the postretirement plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Interest cost	$1	$2	$4	$5
Amortization of:
Prior service benefit	(3)	(3)	(10)	(10)
Actuarial loss	1	—	3	2

Net postretirement income	$(1)	$(1)	$(3)	$(3)

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net service cost	$3	$7	$16	$19
Interest cost	3	4	9	10
Amortization of:
Prior service cost	(1)	—	(1)	—
Actuarial loss	2	3	8	9

Net benefit cost	7	14	32	38
Restructuring severance cost	—	3	—	1

Total postemployment cost	$7	$17	$32	$39

Employer Contributions

Pension - For the three months ended September 30, 2010, NCR contributed approximately $19 million to its international pension plans and $2 million to its executive pension plan. For the nine months ended September 30, 2010, NCR contributed approximately $57 million to its international pension plans and $6 million to its executive pension plan. NCR anticipates contributing an additional $43 million to its international pension plans for a total of $100 million and an additional $4 million to its executive pension plan for a total of $10 million in 2010. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2010.

Postretirement - For the three months ended September 30, 2010, NCR made $2 million in contributions to its U.S. postretirement plan. For the nine months ended September 30, 2010, NCR made $8 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $5 million to its U.S. postretirement plan for a total of $13 million in 2010.

Postemployment - For the three months ended September 30, 2010, NCR contributed approximately $14 million to its postemployment plans. For the nine months ended September 30, 2010, NCR contributed approximately $35 million to its postemployment plans. NCR anticipates contributing an additional $12 million to its postemployment plans in 2010 for a total of $47 million.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various regulations, proceedings, lawsuits, claims and other matters, including actions under laws and regulations related to the environment and health and safety, among others. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities with respect to such matters. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2010 cannot currently be reasonably determined.

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

A separate portion of the government’s investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each of them, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has probable liability with respect to this aspect of the investigation.

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

NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold the facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

In the October 2010 lawsuit discussed below, the federal and state governments assert certain claims against the eight parties referenced above as well as four other entities. The claims, filed under CERCLA and other statutes, relate to the presence of PCBs at the Fox River site, and as a result the four newly named parties are properly viewed as additional PRPs with respect to the site. Those entities are NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the original PRPs identified above. The Order requires these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API are working with the Governments to implement certain provisions of the Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.

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

NCR and API share a portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, both arising out of the previously referenced 1978 sale of certain facilities located on the Fox River. The agreement and award result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in 2008—and a 40% share for amounts in excess of $75 million.

In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of September 30, 2010, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA and under various state law theories have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.

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

In 2009, the Governments filed a separate action in the Wisconsin federal court to lodge and seek approval of two consent decrees involving twelve of the defendants in the allocation litigation (none of whom are recipients of the Order). The consent decrees, if approved, would require a total payment from the settling parties of approximately $2 million and in exchange would provide

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

protection against claims for contribution under Section 113 of CERCLA (including claims by NCR/API). NCR/API intervened in this action and formally opposed entry of the consent decrees, principally on the ground that insufficient investigation had been performed by the Governments to determine whether the proposed settlements were fair, reasonable and adequate under CERCLA. On December 16, 2009 and April 20, 2010, the judge presiding over the allocation litigation approved the consent decrees. NCR/API appealed both of these rulings to the United States Court of Appeals for the Seventh Circuit in the quarter ended September 30, 2010. A decision from the appellate court is not expected until 2011 or 2012.

On October 14, 2010, the Governments filed a lawsuit in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The suit seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight Order recipients are required to comply with its provisions, which constitutes the Governments’ initial steps to apply the Order to the Order recipients other than NCR and API. With respect to NCR, there are no claims asserted against the company in this new lawsuit that were not previously contemplated in the company’s Fox River reserve, as discussed herein.

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through at least approximately 2019, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the October 2010 litigation filed by the Governments. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.

For the first factor described above, NCR utilizes a best estimate of $933 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $933 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation). There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $998 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government indicated, in a 2009 filing in a PRP’s bankruptcy proceeding, that claims for NRD could be as high as $382 million. The litigation filed in October 2010 does not set forth a particular amount for the NRD claim.

Third, for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate. The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 ruling described above, NCR’s reserve at December 31, 2009 and September 30, 2010 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company uses the low end of a range of equally possible outcomes, the high end of which could increase the Company’s reserve up to $25 million. The Company will seek to overturn the December 16, 2009 ruling on appeal, and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, however, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup. At this point the Company is unable to determine whether the defendants in the allocation litigation will pay portions of the Fox River liability and, if so, in what amount. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, both of which arise out of certain agreements entered into in connection with the company’s 1978 sale of the facilities on the Fox River to API. NCR’s analysis of this factor assumes that API is able and willing to pay its percentage share of the NCR/API joint share. Additionally, the API obligation to NCR is shared on a joint and several basis by a third party, B.A.T. Industries p.l.c., which, by virtue of various prior indemnification and other agreements not specifically directed to the Fox River matter, is a co-party to the same agreement and arbitration award. This analysis likewise assumes that B.A.T. Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API is unable or unwilling to do so. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Arjo Wiggins Appleton Ltd., which has funded and managed API’s liability to date.

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through 2019, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2012 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation and October 2010 litigation filed by the Governments discussed above.

In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities (including both group and individual settlements for some entities); the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeal referenced above; the extent to which the Governments press claims against the parties in the Governments’ October 2010 litigation and/or against the defendants in the allocation litigation for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of September 30, 2010, the net reserve for the Fox River matter was approximately $204 million, compared to $202 million as of December 31, 2009. This increase in the reserve is due to a decrease in the indemnification asset discussed below offset by payments for clean-up activities and legal fees during the first nine months of 2010. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of September 30, 2010 and December 31, 2009, approximately $10 million and $3 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and what was formerly known as Lucent Technologies, and specifically relates to shared contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $94 million as of September 30, 2010 and $120 million as of December 31, 2009, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before 2011 or 2012.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the Fox River and other matters, through September 30, 2010, NCR has received a combined total of approximately $123 million in connection with settlements reached with its principal insurance carriers; an additional $36.5 million is expected to be received in the future under the contractual terms of some of the settlements. Portions of most of these settlements are payable to a law firm that litigated the claims on the company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million. In the three and nine months ended September 30, 2010, NCR reached settlements with several insurers which resulted in income of $8 million, or $5 million after tax, and $25 million, or $16 million after tax, respectively, included in Income from discontinued operations in the accompanying Condensed Consolidated Statement of Operations. In the three months ended September 30, 2009, NCR did not reach settlements with insurers. In the nine months ended September 30, 2009, NCR reached settlements with several insurers which resulted in income of $8 million, or $6 million after tax, included in Income from discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

As of September 30, 2010, NCR had reached settlement with all but two of the insurance companies against which it had advanced claims. Those two companies have entered into certain stipulations which obviate the need for a trial and will cause judgment to be entered against them; they will shortly commence an appeal.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of September 30, 2010 and December 31, 2009, NCR had no obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2010	2009
Warranty reserve liability
Beginning balance as of January 1	$25	$24
Accruals for warranties issued	33	30
Settlements (in cash or in kind)	(35)	(34)

Ending balance as of September 30	$23	$20

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of its customers for its use of the Company’s products subject to certain conditions that are generally standard within the Company’s industries. Additionally, on limited occasions the Company will undertake non-contractual indemnification for business reasons. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications, and no current indemnification instance is material to the Company’s financial position. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

8. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. Income tax represented a benefit of $45 million and $35 million for the three and nine months ended September 30, 2010, respectively, compared to a benefit of $12 million and $1 million for the three and nine months ended September 30, 2009, respectively. The increases in the income tax benefits in the three and nine months ended September 30, 2010 as compared to the prior periods were primarily due to the release of a $40 million valuation allowance that is no longer required on specific deferred tax assets in NCR’s subsidiary in Japan. The release in the third quarter of 2010 is due to the determination that the probability of realizing benefits from these assets increased, based on the sustained profitability of our operations in Japan. This benefit was offset by additional tax expense in both the three and nine months ended September 30, 2010 due to increased pre-tax income over the prior year. Additionally, benefits were realized in both periods in 2010 and 2009 due to the reversal of certain reserves upon the closure of audits and the expiration of the statute of limitations on tax years in various jurisdictions.

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

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Amounts attributable to NCR common stockholders:
Income from continuing operations	$78	$15	$79	$17
Income from discontinued operations	5	—	16	6

Net income applicable to common shares	83	15	95	23
Weighted average outstanding shares of common stock	160.1	159.0	160.1	158.7
Dilutive effect of employee stock options and restricted stock	1.4	1.2	1.3	1.1

Common stock and common stock equivalents	161.5	160.2	161.4	159.8
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.49	$0.09	$0.49	$0.11
From discontinued operations	$0.03	$—	$0.10	$0.03

Net earnings per share (Basic)	$0.52	$0.09	$0.59	$0.14
Diluted earnings per share:
From continuing operations	$0.48	$0.09	$0.49	$0.11
From discontinued operations	$0.03	$—	$0.10	$0.03

Net earnings per share (Diluted)	$0.51	$0.09	$0.59	$0.14

Options to purchase approximately 6.1 million and 6.8 million shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and approximately 6.1 million and 7.4 million shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

For the nine months ended September 30, 2010, the Company repurchased approximately 1.5 million shares of its common stock for $20 million, of which all shares were repurchased during the third quarter of 2010. Upon repurchase, shares are retired. The Company did not repurchase shares during the nine months ended September 30, 2009.

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

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas segment also serves the entertainment industry. In addition, each segment sells products and services across the entire NCR product and service portfolio within its geography.

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

In recognition of the volatility of the effects of pension expense on our segment results and to maintain operating focus on business performance, pension expense, and significant non-recurring items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and gross margin by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Revenue by segment
Americas	$535	$514	$1,514	$1,478
EMEA	429	390	1,213	1,160
APJ	243	231	686	629

Total revenue	1,207	1,135	3,413	3,267
Gross margin by segment
Americas	121	103	332	283
EMEA	98	94	282	283
APJ	55	50	150	138

Total segment gross margin	274	247	764	704

Selling, general and administrative expenses	150	145	445	435
Research and development expenses	34	32	98	93
Pension expense	50	41	156	118
Other adjustments (1)	6	—	18	—

Income from operations	$34	$29	$47	$58

(1)

Other adjustments in the three and nine months ended September 30, 2010 included $6 million and $18 million, respectively, of incremental costs directly related to the relocation of the worldwide headquarters.

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Product revenue	$600	$541	$1,655	$1,539
Professional and installation services revenue	148	144	406	402

Total solution revenue	748	685	2,061	1,941
Support services revenue	459	450	1,352	1,326

Total revenue	$1,207	$1,135	$3,413	$3,267

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11. FAIR VALUE OF ASSETS AND LIABILITIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets recorded at fair value on a recurring basis as of September 30, 2010 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$65	$65	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward contracts **	—	—	—	—

Total	$75	$75	$—	$—

Liabilities:
Foreign exchange forward contracts***	$2	$—	$2	$—

Total	$2	$—	$2	$—

*	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**	Included in Other assets in the Condensed Consolidated Balance Sheet.
***	Included in Other liabilities in the Condensed Consolidated Balance Sheet.

Deposits Held in Money Market Funds - A portion of the Company’s excess cash is held in money market funds which generate interest income based on prevailing market rates. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Available-For-Sale Securities - The Company has investments in mutual funds and equity securities that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan. As a result, available-for-sale securities are classified within Level 1 of the valuation hierarchy.

Foreign Exchange Forward Contracts - As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward contracts. The foreign exchange forward contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three or nine months ended September 30, 2010. An impairment charge of $22 million was recorded in other income and expense in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009 for the write-down of two equity method investments to their fair value. We measured the fair value through the use of discounted cash flows, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the equity investments.

12. DEBT OBLIGATIONS

As of September 30, 2010, the Company’s long term debt was $10 million. The Company’s long-term debt consists primarily of $5 million in notes payable originating in the United States and $4 million related to the capital lease obligation described below. The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, whose terms provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of September 30, 2010 is $4 million.

Revolving Credit Facility – Our $500 million, five-year unsecured revolving credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of September 30, 2010. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of September 30, 2010, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of September 30, 2010 and December 31, 2009, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million as a result of NCR’s usage of letters of credit.

Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of September 30, 2010 and December 31, 2009, the fair value of debt was $13 million and $16 million, respectively.

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

Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Interest Rate Risk

Interest rate risk associated with our borrowings is not considered material to our consolidated financial position, results of operations or cash flows as of September 30, 2010 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of September 30, 2010.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Condensed Consolidated Statement of Operations:

	Fair Values of Derivative Instruments
	Asset Derivatives September 30, 2010			Liability Derivatives September 30, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$50	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$—			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$26	$—	Other liabilities	$78	$2

Total derivatives not designated as hedging instruments			$—			$2

Total derivatives			$—			$2

	Fair Values of Derivative Instruments
	Asset Derivatives December 31, 2009			Liability Derivatives December 31, 2009
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$—	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$—			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$56	$1	Other liabilities	$53	$1

Total derivatives not designated as hedging instruments			$1			$1

Total derivatives			$1			$1

NCR Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2010	For the three months ended September 30, 2009	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2010	For the three months ended September 30, 2009	Location of Gain Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Foreign exchange contracts	$(5)	$1	Cost of Products	$2	$(4)	Other income (expense)	$—	$1

In millions	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	Location of Gain Recognized in the Condensed Consolidated Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Foreign exchange contracts	$—	$6	Cost of Products	$3	$(5)	Other income (expense)	$—	$1

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Foreign exchange contracts	Other income (expense)	$(1)	$(1)	$—	$(6)
Foreign exchange contracts	Cost of products	$(3)	$(1)	$(2)	$5

Concentration of Credit Risk

NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2010, NCR did not have any major concentration of credit risk related to financial instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Overview

As more fully discussed in later sections of this MD&A, the following were the significant events for the third quarter of 2010:

•	Revenue increased approximately 6% from the prior year period;

•

NCR recognized an income tax benefit of approximately $40 million, of which $39 million was attributable to NCR, resulting from the release of a valuation allowance on specific deferred tax assets in Japan;

•	Cash flow from operations decreased $89 million for the nine months ended September 30, 2010 as compared to the same period in the prior year; and

•	NCR continued to realize the benefits of our cost reduction initiatives.

In the third quarter of 2010, we continued to focus on our strategic initiatives to provide maximum value to our shareholders. The strategic initiatives and actions we are taking in 2010 are as follows:

1)	Gain profitable share - We expect to continue to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable revenue growth, which include opportunities in self-service technologies with our core financial services and retail customers. We intend to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

2)	Expand into emerging growth industry segments - The Company expects to continue to focus on broadening the scope of our self-service solutions from our existing customers and expanding these solution offerings to customers in newer industry-vertical markets including: travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we have continued the expansion of our network of DVD kiosks toward achieving our targeted roll-out goals.

3)	Build the lowest cost structure in our industry - The Company is continuing to focus on increasing the efficiency and effectiveness of our core functions and the productivity of our employees.

4)	Enhance our global service capability - The Company continues to execute various initiatives to enhance its global service capability. We will continue to focus on improving our service positioning, increasing our service attach rates for our products and improving profitability in our services business. Our service capability can provide us a competitive advantage in winning customers and it provides NCR with a more attractive and stable revenue source.

5)	Innovation and our people - NCR is committed to solution innovation across all customer industries. Our focus on innovation will be enhanced by the integration of NCR Services into our customer industry solutions, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

We expect to continue with these initiatives for the remainder of 2010 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table shows our results for the three months ended September 30:

	Three months ended September 30
In millions	2010	2009
Revenue	$1,207	$1,135
Gross margin	$246	$224
Gross margin as a percentage of revenue	20.4%	19.7%
Operating expenses
Selling, general and administrative expenses	$173	$159
Research and development expenses	39	36

Income from operations	$34	$29

The following table shows our revenues and gross margins from products and services for the three months ended September 30:

	Three months ended September 30
In millions	2010	2009
Product revenue	$600	$541
Cost of products	475	433

Product gross margin	$125	$108

Product gross margin as a percentage of revenue	20.8%	20.0%
Services revenue	$607	$594
Cost of services	486	478

Services gross margin	$121	$116

Services gross margin as a percentage of revenue	19.9%	19.5%

Revenue

Revenue increased 6% from the third quarter of 2009 due to growth of the entertainment DVD kiosk business coupled with higher volumes for both product sales and services revenue across the financial services and retail and hospitality industries. Foreign currency fluctuations had a 1% unfavorable impact on revenue. In the third quarter of 2010, our product revenue and services revenue increased 11% and 2%, respectively, as compared to the third quarter of 2009. The increase in product revenue was attributable to growth of the entertainment business coupled with increases in sales volumes in Europe, North Asia Pacific, and the Caribbean and Latin America. These increases were partially offset by slightly lower volumes in South Asia Pacific and North America in the financial services industry. The increase in services revenue was primarily due to an increase in professional related services in Europe.

Gross Margin

Gross margin as a percentage of revenue in the third quarter of 2010 was 20.4% compared to 19.7% in the third quarter of 2009. Product gross margin of 20.8% in the third quarter of 2010 increased 0.8 percentage points from 20.0% in the third quarter of 2009. The increase in product gross margin was primarily due to improved sales mix as compared to the third quarter of 2009. Product gross margins were negatively impacted by losses in the entertainment business. Services gross margin increased to 19.9% for the third quarter of 2010 from 19.5% in the third quarter of 2009. Services gross margin was negatively impacted by $4 million in higher pension expense, or 0.7% as a percentage of services revenue, in the third quarter of 2010 as compared to the third quarter of 2009. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment coupled with a favorable mix of service offerings.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2010 and 2009 were impacted by certain employee benefit plans as shown below:

	Three months ended September 30
In millions	2010	2009
Pension expense	$50	$41
Postemployment expense	7	17
Postretirement benefit	(1)	(1)

Total expense	$56	$57

During the three months ended September 30, 2010, NCR incurred $50 million of pension expense compared to $41 million in the third quarter of 2009. The increase in pension expense was primarily due to increased actuarial loss amortization due to lower discount rates and the loss on invested plan assets that we experienced in 2008.

During the three months ended September 30, 2010, NCR incurred $7 million of postemployment expense compared to $17 million in the third quarter of 2009. The decrease in postemployment expense during the third quarter of 2010 was primarily due to a shift in the mix of employee demographics across multiple geographies as well as additional expense of approximately $3 million that was recorded in the third quarter of 2009 related to an organizational realignment initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $173 million in the third quarter of 2010 as compared to $159 million in the third quarter of 2009. As a percentage of revenue, these expenses were 14.3% in the third quarter of 2010 compared to 14.0% in the third quarter of 2009. Pension costs included in selling, general, and administrative expenses were $17 million in the third quarter of 2010 as compared to $14 million in the third quarter of 2009. Selling, general, and administrative expenses in the third quarter of 2010 also included incremental costs of $6 million related to the relocation of the Company’s global headquarters as well as a $6 million gain related to the sale of an office building in France. After considering the effect of higher pension costs, the global headquarters relocation costs, and the gain on sale of the office building in the third quarter of 2010, selling, general and administrative expenses remained fairly consistent as a percentage of revenue with the prior period despite higher incentive compensation costs.

Research and Development Expenses

Research and development expenses were $39 million in the third quarter of 2010 as compared to $36 million in the third quarter of 2009. As a percentage of revenue, these costs were 3.2% in both periods. Pension costs included in research and development expenses were $5 million in the third quarter of 2010 as compared to $4 million in the third quarter of 2009. After considering the effect of pension costs, research and development expenses remained consistent as a percentage of revenue even with higher incentive compensation costs during the third quarter of 2010.

Interest and Other Income Items

Other income, net was $1 million in the third quarter of 2010 compared to other expense, net of $24 million in the third quarter of 2009. The other expense in the prior year period was due to an impairment charge of $17 million related to an equity investment and a $6 million charge related to litigation.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented a benefit of $45 million for the three months ended September 30, 2010 compared to a benefit of $12 million for the three months ended September 30, 2009. The increase in the benefit was primarily due to the release of a $40 million valuation allowance on specific deferred tax assets in NCR’s subsidiary in Japan ($1 million of which was attributable to noncontrolling interests). The release in the third quarter of 2010 is due to the determination that the probability of realizing benefits from these assets increased, based on the sustained profitability of our operations in Japan. The benefit was offset by additional tax expense in the current period due to increased pre-tax income. Additionally, benefits were realized in both periods due to the reversal of certain reserves upon the closure of audits and the expiration of the statute of limitations on tax years in various jurisdictions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statements of Operations. Such costs and insurance recoveries were previously classified in Other (income) expense, net. During the third quarter of 2010, NCR settled Fox River related insurance claims with insurance carriers, resulting in income from discontinued operations of $5 million, net of tax. There was no income from discontinued operations in the third quarter of 2009.

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

Each of these segments derives its revenues by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas region also serves the entertainment industry. In addition, each segment sells products and services across the entire NCR product and service portfolio within its geography.

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

The effect of pension expense on segment gross margin, which was $28 million in the third quarter of 2010 and $23 million in the third quarter of 2009, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the three months ended September 30:

	Three months ended September 30
In millions	2010	2009
Revenue	$535	$514
Gross margin	$121	$103
Gross margin as a percentage of revenue	22.6%	20.0%

Americas revenue increased 4% during the third quarter of 2010 as compared to the third quarter of 2009. Revenue growth was primarily generated from the emerging entertainment business and growth in the retail and hospitality industry. This growth was partially offset by lower product volumes within the financial services industry in the United States. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 1%.

Gross margin as a percentage of revenue increased 2.6 percentage points in the third quarter of 2010 as compared to the third quarter of 2009. The improvement in the Americas gross margin was primarily due to an improved mix of higher value product offerings within the financial services industry. This improvement was partially offset by losses generated from the entertainment business.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the three months ended September 30:

	Three months ended September 30
In millions	2010	2009
Revenue	$429	$390
Gross margin	$98	$94
Gross margin as a percentage of revenue	22.8%	24.1%

EMEA revenue increased 10% during the third quarter of 2010 as compared to the third quarter of 2009. The increase in revenue was primarily driven by higher product and service sales in the financial services industry as well as in the retail and hospitality industry due to growth of the self-service kiosk market in the United Kingdom. In addition, Russia and Middle East & Africa experienced higher product and services revenue in the financial services industry. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 7%.

Gross margin as a percentage of revenue decreased 1.3 percentage points in the third quarter of 2010 as compared to the third quarter of 2009. The decrease in gross margin was due to an unfavorable product sales mix partially offset by improved service margins across the region resulting from cost reductions.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ revenue and segment gross margin for the three months ended September 30:

	Three months ended September 30
In millions	2010	2009
Revenue	$243	$231
Gross margin	$55	$50
Gross margin as a percentage of revenue	22.6%	21.6%

APJ revenue increased 5% during the third quarter of 2010 as compared to the third quarter of 2009. The increase in revenue was driven by higher product volumes in North Asia Pacific and higher service volumes in South Asia Pacific within the financial services industry. These increases were offset by declines in volumes in the retail and hospitality industry across the region. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 6%.

Gross margin as a percentage of revenue increased 1.0 percentage points in the third quarter of 2010 as compared to the third quarter of 2009. Gross margin was impacted by a favorable sales mix across the region in comparison to the third quarter of 2009 coupled with improved service margins due to cost reductions.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table shows our results for the nine months ended September 30:

	Nine months ended September 30
In millions	2010	2009
Revenue	$3,413	$3,267
Gross margin	$678	$637
Gross margin as a percentage of revenue	19.9%	19.5%
Operating expenses
Selling, general and administrative expenses	$514	$474
Research and development expenses	117	105

Income from operations	$47	$58

The following table shows our revenues and gross margins from products and services, respectively, for the nine months ended September 30:

	Nine months ended September 30
In millions	2010	2009
Product revenue	$1,655	$1,539
Cost of products	1,321	1,226

Product gross margin	$334	$313

Product gross margin as a percentage of revenue	20.2%	20.3%
Services revenue	$1,758	$1,728
Cost of services	1,414	1,404

Services gross margin	$344	$324

Services gross margin as a percentage of revenue	19.6%	18.8%

Revenue

Revenue increased 4% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to increases across all three of our geographic segments. The effects of foreign currency fluctuations had a 2% favorable impact on revenue. In the nine months ended September 30, 2010, product sales revenue increased 8% and services revenue increased 2% as compared to the nine months ended September 30, 2009. The increase in product revenue was primarily due to growth of the entertainment business coupled with increases in sales volumes in Europe, the Caribbean and Latin America, and APJ. The increase in services revenue is primarily attributable to increases in the EMEA and APJ regions.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2010 was 19.9% compared to 19.5% for the nine months ended September 30, 2009. Product gross margin of 20.2% for the nine months ended September 30, 2010 declined 0.1 percentage point from 20.3% for the same period in 2009. The decrease in the product gross margin was primarily due to losses incurred in the entertainment business and higher pension costs. Excluding these items, product gross margins benefitted from a more favorable product mix. Services gross margin increased 0.8 percentage points to 19.6% for the nine months ended September 30, 2010 from 18.8% for the nine months ended September 30, 2009. Services gross margin was negatively impacted by $16 million in higher pension costs, or 0.9% as a percentage of services revenue. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2010 and 2009 were impacted by certain employee benefit plans as shown below:

	Nine months ended September 30
In millions	2010	2009
Pension expense	$156	$118
Postemployment expense	32	39
Postretirement benefit	(3)	(3)

Total expense	$185	$154

During the nine months ended September 30, 2010, NCR incurred $156 million of pension expense compared to $118 million in the nine months ended September 30, 2009. The increase in pension expense was primarily due to lower expected return on plan assets and increased actuarial loss amortization due to lower discount rates and the loss on invested plan assets that we experienced in 2008.

During the nine months ended September 30, 2010, NCR incurred $32 million of postemployment expense compared to $39 million in the third quarter of 2009. The decrease in postemployment expense in the nine months ended September 30, 2010 is primarily due to a shift in the mix of employee demographics across multiple geographies as well additional expense that was recorded in the nine months ended September 30, 2009 related to an organizational realignment initiative.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $514 million in the nine months ended September 30, 2010 as compared to $474 million in the nine months ended September 30, 2009. As a percentage of revenue, these expenses were 15.1% of revenue in the first nine months of 2010 compared to 14.5% in the first nine months of 2009. Pension costs included in selling, general and administrative expenses were $51 million in 2010 as compared to $39 million in 2009. Selling, general and administrative expenses in the nine months ended September 30, 2010 included incremental costs of $18 million related to the relocation of the Company’s global headquarters and a $6 million gain on the sale of an office building in France. After considering the effect of higher pension costs, the relocation costs, and the gain on sale of the office building, selling, general and administrative expenses remained fairly consistent as a percentage of revenue with the prior period despite higher incentive compensation costs in 2010.

Research and Development Expenses

Research and development expenses were $117 million in the nine months ended September 30, 2010 as compared to $105 million in the nine months ended September 30, 2009. Research and development expenses as a percentage of revenue were 3.4% in the first nine months of 2010 and 3.2% in the first nine months of 2009. Pension expense included in research and development expenses was $19 million in 2010 compared to $12 million in 2009. After considering the effect of pension costs, research and development expenses remained consistent as a percentage of revenue.

Interest and Other Income Items

Interest expense was $1 million in the nine months ended September 30, 2010 compared to $10 million in the nine months ended September 30, 2009. The decrease was due to the repayment of the Company’s senior unsecured notes in June 2009.

Other income, net was $2 million in the nine months ended September 30, 2010 compared to other expense, net of $28 million in the nine months ended September 30, 2009. The other expense in the nine months ended September 30, 2009 was due to an impairment charge of $22 million related to equity method investments and a $6 million charge related to litigation.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. Income tax represented a net benefit of $35 million for the nine months ended September 30, 2010 compared to a net benefit of $1 million for the nine months ended September 30, 2009. The increase in the benefit was primarily due the release of a $40 million valuation allowance in the nine months ended September 30, 2010 on specific deferred tax assets in NCR’s subsidiary in Japan. The release in the third quarter of 2010 is due to the determination that the probability of realizing benefits from these assets increased, based on the sustained profitability of our operations in Japan. The benefit was offset by additional tax expense during the nine months ended September 30, 2010 due to increased pre-tax income over the prior year. Additionally, benefits were realized in both periods due to the reversal of certain reserves upon the closure of audits and the expiration of the statute of limitations on tax years in various jurisdictions.

NCR is subject to numerous U.S. and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statements of Operations. Such costs and insurance recoveries were previously classified in Other (income) expense, net. During the nine months ended September 30, 2010 and 2009, NCR settled Fox River related insurance claims with insurance carriers, resulting in income from discontinued operations of $16 million, net of tax and $6 million, net of tax, respectively.

Revenue and Gross Margin by Segment

The description of our operating segments and the exclusion of certain items from segment gross margin is discussed in this MD&A under “Revenue and Gross Margin by Segment” for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

The effect of pension expense on segment gross margin, which was $86 million in the first nine months of 2010 and $67 million in the first nine months of 2009, has been excluded from the gross margin for each reporting segment presented below. Our segment results are reconciled to total Company results reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the applicable nine month periods.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the nine months ended September 30:

	Nine months ended September 30
In millions	2010	2009
Revenue	$1,514	$1,478
Gross margin	$332	$283
Gross margin as a percentage of revenue	21.9%	19.1%

Americas revenue increased 2% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Revenue growth was generated by the emerging entertainment business and higher product volumes in the Caribbean and Latin America that was offset by lower volumes of product and services offerings within the financial services industry across the rest of the region. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 2%.

Gross margin as a percentage of revenue increased 2.8 percentage points in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The improvement in the Americas gross margin was primarily due to an improved mix of higher value product offerings across customers in the financial services and retail and hospitality industries. This improvement was partially offset by losses generated from the entertainment business.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the nine months ended September 30:

	Nine months ended September 30
In millions	2010	2009
Revenue	$1,213	$1,160
Gross margin	$282	$283
Gross margin as a percentage of revenue	23.2%	24.4%

EMEA revenue increased 5% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in revenue was primarily driven by increased volumes of product and services sales within the financial services and retail and hospitality industries. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Gross margin as a percentage of revenue decreased 1.2 percentage points in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in the gross margin rate was due to an unfavorable mix in product sales, mainly in Europe, partially offset by improved service margins across the regions resulting from cost reductions.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ revenue and segment gross margin for the nine months ended September 30:

	Nine months ended September 30
In millions	2010	2009
Revenue	$686	$629
Gross margin	$150	$138
Gross margin as a percentage of revenue	21.9%	21.9%

APJ revenue increased 9% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. As further discussed in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements, in 2009, we recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin of $3 million. The adjustments related to revenue incorrectly recognized during 2008 by the Company’s Japanese subsidiary. After considering the effect of the adjustments, the increase in revenue was primarily driven by increases in financial services products and services sales, mainly in Japan, India and China. These increases were offset by declines in volumes in the retail and hospitality industry across the region. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 8%.

Gross margin as a percentage of revenue remained constant in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. After considering the effect of the adjustments discussed above, the decrease in gross margin in the nine months ended September 30, 2010 as compared to the prior year period, was due to an unfavorable sales mix in North Asia Pacific.

Financial Condition, Liquidity, and Capital Resources

In the nine months ended September 30, 2010, cash provided by operating activities decreased $89 million from $150 million in the nine months ended September 30, 2009 to $61 million in the nine months ended September 30, 2010. Cash flow from operations was negatively impacted by changes in working capital, resulting primarily from an increase in accounts receivable due to higher sales and increased inventory levels associated with planned revenue roll-outs in the fourth quarter of 2010.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations related to the Fox River environmental matter, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30:

In millions	2010	2009
Net cash provided by operating activities	$61	$150
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(130)	(68)
Less: Additions to capitalized software	(43)	(46)
Net cash provided by (used in) discontinued operations (related to the Fox River environmental matter)	6	(34)

Free cash (used) flow (non-GAAP)	$(106)	$2

Planned expenditures related to investments in the entertainment industry led to a majority of the increase in net capital expenditures.

During the second quarter of 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed Consolidated Statements of Cash Flows. Such costs and insurance recoveries were previously classified in Net cash provided by operating activities. During the nine months ended September 30, 2010, cash provided by discontinued operations was attributable to insurance recoveries received offset by remediation payments made. During the nine months ended September 30, 2009, the net cash outflow related to the Company’s initial funding of the limited liability company described in Note 7, “Commitments and Contingencies,” and was partially offset by insurance recoveries.

Our investing activities for the nine months ended September 30, 2010 included the receipt of $38 million in proceeds for the sale of an office building in France, as compared to proceeds of $4 million in the nine months ended September 30, 2009 for the sale of property, plant, and equipment. Our financing activities for the nine months ended September 30, 2010 included $20 million for the repurchase of approximately 1.5 million shares of NCR common stock, the repayment of $4 million in short-term borrowings as well as proceeds from employee stock plans of $7 million. Our financing activities for the nine months ended September 30, 2009 included the repayment of $300 million of senior unsecured notes and the receipt of proceeds from employee stock plans of $6 million.

As of September 30, 2010, our cash and cash equivalents totaled $360 million and our long-term debt was $10 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2009 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $170 million in 2010. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2009.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2009 Form 10-K and determined that changes to our critical accounting policies in the nine months ended September 30, 2010 were limited to the presentation of discontinued operations described in Note 1 of the Notes to Condensed Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies. See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.

New Accounting Pronouncements

See discussion in Note 3, “New Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in accumulated other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. As we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was slightly stronger in the third quarter of 2010 compared to the third quarter of 2009 based on comparable weighted averages for our functional currencies; however, this had minimal impact on third quarter 2010 revenue versus third quarter 2009 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $10 million as of September 30, 2010 in the fair value of the hedge portfolio.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2010, the carrying value of our cash and cash equivalents approximated fair value.

The interest rate risk associated with our borrowing and investing activities as of September 30, 2010 was not material in relation to our consolidated financial position, results of operations or cash flows.

We utilize non-exchange traded financial instruments, such as foreign exchange forward contracts, that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results. Also, we do not enter into hedges for speculative purposes.

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2010, we did not have any major concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2010, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 7 of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the three months ended September 30, 2010:

Time Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (2)
July 1 through July 31, 2010	290,002	$13.77	290,002	$248,897,765
August 1 through August 31, 2010	1,211,900	$13.19	1,211,900	$233,828,857
September 1 through September 30, 2010	2,930	$14.05	—	$234,158,559

Third quarter total	1,504,832	$13.30	1,501,902

(1)

Includes 2,930 shares purchased by the Company from Section 16 officers during September 2010 at an average price of $14.05 per share. The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes.

(2)

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2010, approximately $232 million and $2 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 28, 2009 (incorporated by reference to exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed February 2, 2009).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Preferred Share Purchase Rights Plan of NCR Corporation, dated as of December 31, 1996, by and between NCR Corporation and The First National Bank of Boston (incorporated by reference to Exhibit 4.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	NCR Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of NCR Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of NCR Corporation and its subsidiaries on a consolidated basis.

4.4	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.1	Letter Agreement with Peter Dorsman dated April 4, 2006.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated October 29, 2010.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated October 29, 2010.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2010.

101	Financials in XBRL Format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date: October 29, 2010	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer