Form 10-K
period 2010-12-31
NCR CORP
filed 2011-02-25
CIK 70866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $1.9 billion. As of February 15, 2011, there were approximately 160.1 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

PART I

Item 1.	BUSINESS

General

NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

Businesses

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail and hospitality, healthcare, travel and gaming and entertainment industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software application that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to help customers design, deploy and support its technology tools, as well as offering services for third-party products.

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

Operating Segments

For the year ended December 31, 2010, we categorized our operations into three reportable segments: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific and Japan (APJ). Each of these segments derives revenue by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas region also includes revenues from sales in the entertainment industry. These products and services are described below.

The information required by Item 1 with respect to financial information regarding our reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Gross Margin by Segment” as well as in Item 8 of Part II of this Report as part of Note 12 of the Notes to Consolidated Financial Statements, “Segment Information and Concentrations,” and is incorporated herein by reference.

As of January 1, 2011, NCR began management of its business on a line of business basis changing from the previous model of geographic business segments. This change to our segment reporting for fiscal year 2011 and future periods is further described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Other Financial Products

We provide financial institutions, retailers and independent deployers with financial-oriented self-service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite and consulting services related to ATM security, software and bank branch optimization. ATM and other financial product solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement and bill payment (including mobile bill payment). These solutions help enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Self-Service Kiosks

We provide self-service kiosks to the retail and hospitality, travel and gaming, healthcare and entertainment industries and also own and operate self-service kiosks in the entertainment industry. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding, bill payment and gift registries. We provide self check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. The kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs. Our healthcare kiosk solutions offer wireless self-check-in/out for patients and integrate with existing information systems and physician practice management systems to make the check-in/out processes more convenient for patients and help to reduce costs and errors for our customers. The kiosks in the entertainment industry allow consumers to rent or buy movies and games at their convenience.

Point of Sale

We provide retail-oriented technologies such as Point of Sale (POS) terminals, bar-code scanners, software and services to companies worldwide. Combining our retail industry expertise, software and hardware technologies, and retail consulting services, our solutions are designed to enable cost reductions and improve retailer operational efficiency while increasing the satisfaction of the retailer’s customers.

Check and Document Imaging

Our Check and Document Imaging offerings provide end-to-end solutions for both traditional paper-based and image-based check and item processing. These solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, consulting and support services, our comprehensive Check and Document Imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

Services

Services are an essential and integrated component of NCR’s complete solution offerings. We provide maintenance and support services for our product offerings and also provide other services including site assessment and preparation, staging, installation and implementation, systems management and complete managed services. We also service third-party computer hardware from select manufacturers, such as Cisco Systems, who value and leverage our global service capability. However, our strategy is to focus primarily on maintenance and support of NCR-branded products in order to capture higher margin services and significantly reduce redundant costs associated with supporting/servicing multiple third-party products.

In addition to the software solutions described previously, we are developing a suite of software and services such as Software as a Service, hosted services, and online, mobile and transactional services and applications such as bill pay and digital signage. We are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors.

Consumables

We develop, produce and market a complete line of printer consumables for various print technologies. These products include two-sided thermal paper (2ST®), paper rolls for receipts in ATMs and POS solutions, inkjet and laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms, and specialty media items such as photo and presentation papers. Consumables are designed to optimize operations and improve transaction accuracy, while reducing overall costs.

Target Markets and Distribution Channels

Our ATMs and other financial product solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both developed and emerging markets. We have historically sold most of our ATMs and financial products and services through a direct sales channel, although a portion of revenues is derived through distributors and value-added resellers.

We provide self-service kiosk and POS solutions to the retail and hospitality, travel and gaming, healthcare and entertainment industries. Retail and hospitality customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores, fast food/quick service/table service and other restaurants. The travel and gaming customers include airlines, airports, car rental, hotel/lodging and casinos. Our healthcare customers include hospitals, clinics and other healthcare providers. Self-service kiosk and POS solutions are sold through a direct sales force and through relationships with value-added resellers, distributors and dealers. We have focused our investments and resources on self-service technologies with expanded offerings to include self-ticketing for the travel industry and patient management check-in/out in the healthcare sector. We also own and operate DVD kiosks, which we deploy at retail outlets such as supermarkets, convenience stores and drug stores. Our entertainment business also sells technology solutions to enterprise customers.

Our imaging solutions primarily serve the financial services industry worldwide, with the primary focus on banks. We have historically distributed most of our imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors.

Our consumables products are sold to the financial services and retail and hospitality industries as well as customers involved in transportation and manufacturing. These products are also sold through a direct sales force as well as through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers as well as through telemarketing and the Internet.

Approximately 91% of our product sales are sold by our direct sales force, with the remainder sold through indirect channels, including value-added resellers, distributors, and dealers.

We provide service and support for our products and solutions through service contracts with our customers. We have also established managed service contracts with key customers and continue to pursue additional managed service relationships. Longer term managed service arrangements can help improve the efficiency and performance of the customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also provide services on competing technologies—for example, IBM retail technologies and Diebold ATMs. The primary sales channel for our services is our direct sales teams, which exist in all of our geographic operating segments. Our services professionals provide these services directly to end customers.

Competition

In the financial services industry, we compete with Diebold, Inc., Wincor Nixdorf GmbH & Co. (Wincor) and Hyosung, as well as many other regional firms, across all of our geographic segments. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

We face a variety of competitors in the retail and hospitality industry in all geographic segments. We believe that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. Our competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard, Dell, Honeywell and Datalogic, among others.

We face a diverse group of competitors in the travel and gaming and entertainment industries. Competition in the travel industry includes IBM, SITA and IER. In the gaming industry, our key competitors are IBM, Wincor and Cummins. In the entertainment industry, competition comes from makers of DVD rental kiosks, including Coinstar, Inc. (through their Redbox DVD kiosk business), as well as alternative distribution channels such as Netflix, various cable companies and retail outlets. Competition in the entertainment industry is currently focused primarily in the United States.

We face competition for services from other technology and service providers, as well as from service-only firms, in all geographies where we operate around the world. The primary services competitors are the companies identified in our other solutions. Global technology providers are becoming more focused on services as a core business strategy. We also compete with a range of smaller regional and local service companies across our various geographies.

Competition for printer consumables is significant and varies by geographic area and product group. The primary areas of competitive differentiation typically include: quality; logistics and supply chain management; and total cost of ownership. While price is always a factor, we focus on the customer’s total cost of ownership for our consumables products. Total cost of ownership takes into account not only the per-unit cost, but also service, usage, reporting and support costs. Our competitors include, among others, RiteMade Paper and Schades.

We face competition in the financial services industry for imaging solutions in all our geographic segments. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. Our competitors vary by product, service offering and geographic area, and include FIS and Unisys Corporation, among others.

Research and Development

We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs and customer preferences. Our expenses for research and development were $162 million in 2010, $141 million in 2009, and $148 million in 2008. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1 of the Notes to Consolidated Financial Statements, “Description of Business and Significant Accounting Policies,” in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations and improvements associated with its products, services, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,375 patents in the U.S. and numerous others in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing programs. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

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

On a global basis, NCR manufactures its ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India; its self-checkout solutions in facilities located in Columbus, Georgia, USA and Budapest, Hungary; and its entertainment kiosks in the Columbus, Georgia, USA facility. For payment solutions, POS terminals, bar code scanners and certain other kiosks, NCR outsources the manufacturing in all geographic regions.

Refer to Item 1A of this Report under the caption, “Reliance on Third Parties” for further information regarding the potential impact of these relationships on our business operations. Additional information regarding sources and availability of raw materials is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Employees

On December 31, 2010, NCR had approximately 21,000 employees and contractors.

Environmental Matters

Compliance with Federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River matter, is reported in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Executive Officers of the Registrant

The Executive Officers of NCR (as of February 24, 2011) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	47	Chairman of the Board, Chief Executive Officer and President
John G. Bruno	46	Executive Vice President, Industry Solutions Group
Daniel T. Bogan	55	Senior Vice President and General Manager, NCR Consumables
Jennifer M. Daniels	47	Senior Vice President, General Counsel and Secretary
Peter A. Dorsman	55	Senior Vice President, Global Operations
Robert P. Fishman	47	Senior Vice President and Chief Financial Officer
Peter A. Leav	40	Senior Vice President, Worldwide Sales
Andrea L. Ledford	45	Senior Vice President, Human Resources

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti is NCR’s Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company’s Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at International Business Machines Corporation (“IBM”), Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Sprint Nextel Corporation, and is a member of their Compensation Committee. Mr. Nuti became a director of NCR on August 7, 2005.

John G. Bruno became Executive Vice President, Industry Solutions Group, on November 29, 2008. Prior to joining NCR, Mr. Bruno was a Managing Director at The Goldman Sachs Group, Inc., a global investment banking, securities and investment management firm, from August 2007 to November 2008. Prior to this position, he was Senior Vice President—General Manager, RFID Division, at Symbol Technologies, Inc., an information technology company, from June 2005 through February 22, 2006. Mr. Bruno was Symbol Technologies’ Senior Vice President, Corporate Development from May 2004 to June 2005, and was Symbol Technologies’ Senior Vice President, Business Development, and Chief Information Officer, from November 2002 to May 2004.

Daniel T. Bogan became Senior Vice President and General Manager of Systemedia Division, now known as NCR Consumables, on January 1, 2008. Prior to assuming this position, he was Senior Vice President, Retail

Solutions Division, from January 1, 2007 to December 31, 2007, and he had been Interim Senior Vice President, Retail Solutions Division, since April 26, 2006. Prior to this position, Mr. Bogan was Vice President, Americas Sales and Service, Retail Solutions Division, from September 2002 to April 26, 2006. Mr. Bogan joined NCR in 1977.

Jennifer M. Daniels became Senior Vice President, General Counsel and Secretary in April 2010. Prior to joining NCR, Ms. Daniels was Vice President, General Counsel and Corporate Secretary of Barnes & Noble, Inc., a worldwide bookseller from August 2007 to April 2010. Prior to that, she served as an attorney for more than 16 years at IBM, a worldwide provider of computer hardware, software and services where she held, among other positions, the positions of Vice President, Assistant General Counsel and Chief Trust and Compliance Officer; Vice President and Assistant General Counsel for Litigation; and Vice President and General Counsel of IBM Americas.

Peter A. Dorsman became Senior Vice President, Global Operations, on January 1, 2008. Prior to assuming this position, he was Vice President and General Manager of NCR’s Systemedia Division, now known as NCR Consumables, from April 17, 2006 to December 31, 2007. Prior to joining NCR, Mr. Dorsman was Executive Vice President and Chief Operating Officer of The Standard Register Co., a document services provider, from February 2000 to June 2004. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

Robert P. Fishman became Senior Vice President and Chief Financial Officer in March 2010. Prior to assuming this position, he was Interim Chief Financial Officer from October 2009 to March 2010. Prior to that position, he was Vice President and Corporate Controller from January 2007 to October 2009. From September 2005 to January 2007, Mr. Fishman was Assistant Controller and from January 2005 to September 2005, he was Director, Corporate Planning. Mr. Fishman joined NCR in 1993.

Peter A. Leav became Senior Vice President, Worldwide Sales, in January 2009. Prior to joining NCR, he was Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, and Vice President and General Manager for Motorola from December 2007 to November 2008. Prior to this position, Mr. Leav was Vice President of Sales for Motorola from December 2006 to December 2007. From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004.

Andrea L. Ledford became Senior Vice President, Human Resources, in June 2007. Ms. Ledford served as Interim Senior Vice President, Human Resources, from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., an information technology company, from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, in EMEA, Asia/Pacific and Latin America.

Information

NCR makes available through its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that NCR files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations

3097 Satellite Boulevard

Duluth, GA 30096

Phone: 800-255-5627

E-Mail: investor.relations@ncr.com

Website: http://investor.ncr.com

Item 1A.	RISK FACTORS

This report and other documents that we file with the SEC, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed in this Item 1A, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Economic Pressures  Our business may be negatively affected by current global economic and credit conditions. Our business has been, and will continue to be, sensitive to domestic and global economic and credit conditions. For example, recovery from the credit crisis and global economic downturn of 2008 has been slow and has created a challenging environment in which to market our products and services in our various businesses across different geographic segments. The strength and acceleration of the global economic recovery will depend on a number of factors, including the effects of government actions to address sovereign debt issues, improve global credit markets and generally stimulate economic conditions. It is difficult to predict the success of these actions, or the development of new economic conditions that could impact our business.

A continued negative economic climate could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products or services. Additionally, customers in the financial services sector could continue to consolidate, which could further reduce our base of potential customers in the financial industry. Furthermore, our retail customers could face continued weak consumer spending and fluctuating consumer confidence. This could, in turn, result in increased financial pressures that could impact their capital expenditures and, potentially, certain customers’ ability to pay accounts receivable owed to NCR. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Our inability to access our credit facility could negatively affect our business, results of operations and liquidity. Our $500 million five-year unsecured revolving credit facility (which we refer to as the facility), which expires in 2012, is provided by a syndication of several banks that share the committed financing under the facility. Beginning in 2008, economic and credit market conditions have presented banks and financial institutions with significant challenges, which has led to numerous bank failures and to a number of such entities seeking capital from the U.S. federal government. Although we monitor the ability of the banks within the syndication to fulfill their counterparty responsibilities, future market conditions could affect the ability of one or more of these banks to provide the financing that has been committed under the facility. Additionally, the availability under the facility is determined by our compliance with certain financial debt covenants. The inability to access the full capacity of our facility, due either to counterparties failing to fulfill financing responsibilities or to our non-compliance with debt covenants, could impact our working capital, research and development activities and capital expenditures, and could, in turn, have a material, adverse effect on our business, results of operations, and liquidity.

Competition  If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Hewlett-Packard Company, Diebold, Inc., Wincor, Hyosung, Fujitsu, Unisys Corporation, Coinstar, Inc. and Netflix, some of which have more widespread distribution and market penetration for their platforms and service offerings. In addition, we compete with companies in specific market segments, such as entry-level ATMs, imaging solutions, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures (particularly in the ATM marketplace);

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China;

•	exploit opportunities in new vertical markets, such as travel and gaming, healthcare, and entertainment;

•

rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;

•	react on a timely basis to shifts in market demands;

•	compete in reverse auctions for new and continuing business;

•	reduce costs without creating operating inefficiencies;

•	maintain competitive operating margins;

•	improve product and service delivery quality; and

•	effectively market and sell all of our diverse solutions.

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

Operating Results Fluctuations  Our revenue and operating results could fluctuate for a number of reasons, including:

Manufacturing Insourcing.  During the fourth quarter of 2009, we began manufacturing advanced ATMs at our new facilities in Columbus, Georgia, USA and Manaus, Brazil, and in 2010 we began the production of our self checkout solutions in the Columbus, Georgia, USA and Budapest, Hungary facilities, transitioning from an outsourcing arrangement with Flextronics International Ltd. If we develop problems with product quality or on-time delivery to customers as a result of this decision, we could experience business interruption that could negatively impact our business and operating results.

Seasonality.  Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately.

Foreign Currency.  Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. We endeavor to mitigate the effects of currency fluctuations by our hedging strategy; however, certain significant currency fluctuations could adversely affect our results of operations, including sales and gross margins.

Cost/Expense Reductions.  While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends on a number of factors. These include our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and among other things, optimize the efficiency of our customer services resources. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Contractual Obligations of Consulting Services.  We maintain a professional services consulting workforce to fulfill contracts that we enter into with our customers which may contemplate that services will be performed over multiple periods. Our profitability under those contracts is largely a function of performing our contractual obligations within the estimated costs to perform these obligations. If we exceed these estimated costs, our profitability related to these contracts may be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions and Divestitures.  As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses. As these acquisitions and divestitures take place and we begin to include or exclude, as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate materially, depending on the size and nature of any future transactions. In addition, our operating results may be adversely affected if we are unable to properly integrate future acquisitions or if investments do not perform up to, or meet, our original expectations.

Investment in Entertainment.  As part of our strategy, we intend to continue expanding our network of DVD kiosks. Our success in this business depends on a number of factors, including deploying new DVD kiosks to reach roll-out targets, securing new customer contracts, establishing business practices necessary for the efficient operation of an owner-operator business model and average time for kiosks to reach maturity. The success of our strategy also depends on our ability to maintain access to DVD inventory in accordance with customer demand. If we fail to successfully manage our DVD supplier relationships, our entertainment business could experience lower margins, or conversely, an inability to meet consumer demand for DVDs at our kiosk locations. In addition, the conversion to, and market adoption of, alternative methods of content delivery, including digital delivery, could negatively impact this business. If we do not successfully execute our strategy to meet the changing technological requirements necessary to satisfy consumers, our results of operations and financial condition could be adversely affected.

Pension Funds.  Consistent with local competitive practice and regulations, we sponsor pension plans in many of the countries where we do business. A number of these pension plans are supported by pension fund investments that are subject to financial market risk. Additionally, we are required to make a number of actuarial assumptions for each plan, including the expected long-term return on plan assets and the discount rate on a country-by-country basis after consultation with independent actuarial consultants. We examine interest rate levels and trends within each country, particularly yields on high-quality long-term corporate bonds, relative to our expected future benefit payments to determine our discount rate assumptions. Our long-term expected rate of return on asset assumptions are developed by considering the asset allocation and implementation strategies employed by each pension fund relative to capital market expectations.

Beginning in 2008, financial markets experienced significant volatility, with declining government bond yields and widening credit spreads on fixed income investments and poor performance in equity markets. The equity markets improved somewhat in 2009 and 2010, and in 2010 we began implementation of a three-year pension strategy to rebalance our pension asset portfolio. However, we continue to have a significant, underfunded pension obligation, which may require material increases in cash contributions in future years. Our financial position and liquidity could be materially impacted by these contributions. See “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report and Note 9, “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further information regarding the funded status of our pension plans and potential future cash contributions.

Our future financial results could be materially impacted by further volatility in the performance of financial markets, changes in regulations regarding funding requirements, an inability to successfully implement our pension strategy and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” section of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report.

Stock-based Compensation.  Similar to other companies, we use stock awards as a form of compensation for certain employees and non-employee directors. All stock-based awards, including grants of employee stock options, are required to be recognized in our financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock options.

Income Taxes.  We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. As a result of the significant declines in the value of pension plan assets and increases in the actuarially valued pension benefit obligations, our deferred tax assets increased significantly beginning in 2008 and totaled $768 million and $740 million at December 31, 2010 and 2009, respectively. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Additionally, we are subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Real Estate.  Our strategy over the past several years with respect to owned and leased real estate has been to reduce our holdings of excess real estate. In line with this strategy, the exit of facilities may affect net income, and current and future real estate market conditions could impede our ability to reduce the size of our real estate portfolio or affect the amount of consideration received in any transactions.

Multinational Operations.  Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risk in the various countries where we do business. For the years ended December 31, 2010 and 2009, the percentage of revenues from outside of the United States was 68% and 65%, respectively, and we expect our percentage of revenues generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, Africa, and the Middle East. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties), our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the continuing impact of the global economic and credit crises on the stability of national economies;

•	political conditions that could adversely affect demand for our solutions in these markets;

•	the impact of a continued downturn in the global economy on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	the institution of, or changes to, trade protection measures and import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions.  If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from both our product development team and suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Also, if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. Our hardware and software-based solutions may contain known, as well as undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties.  If third-party suppliers upon which we rely are not available, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize in our products. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel Corporation and operating systems from Microsoft Corporation. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which we need to ensure. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results.

Intellectual Property.  Our continuing ability to be a leading technology and services solutions provider could be negatively affected if we do not develop and protect intellectual property that drives innovation. It is critical to our continued development of leading technologies that we are able to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and the application, diagnostic and other software we develop. To the extent we are not successful in protecting our proprietary rights, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business would be impacted. Over the last several years, there has been an increase in the issuance of software and business method patents, and more companies are aggressively enforcing their intellectual property rights. These trends could impact NCR. From time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims are with or without merit, they may require significant resources to defend. If an infringement claim is successful, or in the event we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Data Privacy and Protection.  Breaches to our systems or products which compromise the security and integrity of personally identifiable information could have a negative impact on our results of operations. Certain of our products and services are used by our customers to store and transmit personally identifiable information of their customers. Also, we regularly collect, transfer and retain certain customer data as part of our entertainment business, and maintain personal information about our employees. This information is subject to a variety of laws, regulations and industry standards governing its collection, use, disclosure and disposal. Vulnerabilities in the security of our products and services, whether relating to hardware, software or otherwise, could compromise the confidentiality of, or result in unauthorized access to or the loss of information transmitted or stored using our products or solutions. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to personal information of our employees. If we do not maintain the security and integrity of personally identifiable information in accordance with applicable regulatory requirements, we could lose customers and be exposed to claims, costs and reputational harm that could materially and adversely affect our operating results. In addition, if we are required to implement new or different data protection measures, the associated costs could be significant.

Work Environment.  Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to our initiatives to reduce costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many such initiatives underway. If we are not successful in managing our various restructuring and re-engineering initiatives, our business and operating results could be negatively impacted. In 2010, we completed the relocation of our world headquarters from Dayton, Ohio to Duluth, Georgia, USA and we continue to seek qualified candidates in Georgia to fill the remaining open positions and to transition responsibilities from departed NCR associates to new associates. In connection with these activities, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity that could negatively affect our operating results. If we are not successful in managing our other initiatives and minimizing any resulting loss in productivity, our business and operating results similarly could be negatively impacted.

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

If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected.  Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Acquisitions and Alliances.  If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed, and the potential for unknown liabilities within the acquired or combined business. Further, we make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings to new industry verticals, such as the entertainment industry. There is risk that the new technology or products may not perform as anticipated or that the new industry verticals may not meet estimated growth projections or expectations, in which case we may not be able to fully realize the benefit of our investments. An acquisition or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Environmental.  Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability. NCR shares the future clean-up costs with Appleton Papers Inc. (API) based upon an agreement and an arbitration award (along with API, B.A.T. Industries p.l.c. is jointly and severally liable to NCR under the same agreement and award; also, Arjo Wiggins Appleton Ltd. indemnifies API for the Fox River matter, and NCR benefits indirectly from that obligation). Additionally, AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR over a certain threshold. The ultimate costs associated with the Fox River matter, our share of those costs and any amounts received from insurers or those parties that owe an indemnification or cost-sharing obligation to NCR, including API, B.A.T. Industries p.l.c., Arjo Wiggins Appleton Ltd, AT&T and Alcatel/Lucent, are subject to a wide range of factors outside of our control, including such companies’ ability to pay on their obligations, which could impact our future operating results and the amount of the accrued liability.

Contingencies.  We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and other regulatory compliance and general matters. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting and anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to our organization or could have an impact on our future operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of January 1, 2011, NCR operated 190 facilities consisting of approximately 5.7 million square feet in 59 countries throughout the world. On a square footage basis, 33% of these facilities are owned and 67% are leased. Within the total facility portfolio, NCR operates 29 research and development and manufacturing facilities totaling 2.6 million square feet, 57% of which is leased. The remaining 3.1 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 75% leased.

NCR is headquartered in Duluth, Georgia, USA.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 124,353 holders of NCR common stock as of February 15, 2011. The following table presents the high and low per share prices for NCR common stock for each quarter of 2010 and 2009 as reported on the NYSE.

	2010			2009
	High	Low		High	Low
1st quarter	$14.31	$11.11	1st quarter	$15.24	$6.62
2nd quarter	$16.00	$11.30	2nd quarter	$13.02	$7.75
3rd quarter	$14.43	$11.87	3rd quarter	$14.35	$10.65
4th quarter	$15.50	$13.41	4th quarter	$13.83	$9.18

Dividends

Although historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future, the declaration of dividends would be subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2005 through December 31, 2010.

Company / Index	2006	2007	2008	2009	2010
NCR Corporation (2)	$126	$156	$88	$69	$95
S&P 500 Stock Index	$116	$122	$77	$97	$112
S&P 500 Information Technology Sector	$108	$126	$72	$116	$128
S&P MidCap 400 Stock Index	$110	$119	$76	$104	$132

(1)	In each case, assumes a $100 investment on December 31, 2005, and reinvestment of all dividends, if any.
(2)	For the year ended December 31, 2007, includes a dividend of $26.45 per share based on the opening stock price of Teradata Corporation on October 1, 2007.

Purchase of Company Common Stock  The following table provides information relating to the Company’s repurchase of common stock for the three months ended December 31, 2010:

Time Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (2)
October 1 through October 31, 2010	—	$—	—	$235,357,867
November 1 through November 30, 2010	—	$—	—	$236,652,008
December 1 through December 31, 2010	2,871	$13.76	—	$239,186,701

Total	2,871	$13.76	—

(1)	Includes 2,871 shares purchased by the Company from Section 16 officers during December 2010 at an average price of $13.76 per share. We occasionally purchase vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes.
(2)	In October 1999, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of our common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, our Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2010, approximately $232 million and $7 million remained available for further repurchases of our common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

Item 6.	SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2010	2009	2008	2007		2006
Continuing Operations (a)
Revenue	$4,819	$4,612	$5,315	$4,970		$4,582
Income from operations	$99	$97	$322	$219		$154
Other expense (income), net	$11	$31	$(16)	$(27)		$(5)
Income tax (benefit) expense	$(28)	$(5)	$68	$66		$8
Income from continuing operations (c)	$114	$61	$248	$180		$151
Income (loss) from discontinued operations, net of tax	$23	$(91)	$(21)	$94		$231
Basic earnings (loss) per common share attributable to
NCR common shareholders:
From continuing operations (a,c)	$0.69	$0.37	$1.51	$1.00		$0.84
From discontinued operations	$0.15	$(0.58)	$(0.13)	$0.52		$1.28

Total basic earnings (loss) per common share	$0.84	$(0.21)	$1.38	$1.52		$2.12
Diluted earnings (loss) per common share attributable to
NCR common shareholders:
From continuing operations (a,c)	$0.69	$0.36	$1.48	$0.99		$0.83
From discontinued operations	$0.14	$(0.57)	$(0.12)	$0.51		$1.26

Total basic earnings (loss) per common share	$0.83	$(0.21)	$1.36	$1.50		$2.09
Cash dividends per share	$—	$—	$—	$—		$—
As of December 31
Total assets	$4,361	$4,094	$4,255	$4,780	(b)	$5,227
Total debt	$11	$15	$308	$308	(b)	$307
Total NCR stockholders’ equity	$883	$564	$440	$1,757	(b)	$1,881
Number of employees and contractors	21,000	21,500	22,400	23,200	(b)	28,900

(a)	Continuing operations exclude the results of the Teradata Data Warehousing business which was spun-off through a tax free distribution to the Company’s stockholders on September 30, 2007 as well as costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River matter.
(b)	Reflects NCR’s assets, debt, stockholders’ equity and number of employees and contractors from continuing operations following the spin-off of Teradata on September 30, 2007.
(c)	The following income (expense) amounts, net of tax are included in income from continuing operations for the years ended December 31:

In millions	2010	2009	2008	2007	2006
Reserve for legal matters	$(5)	$(4)	$(8)	$—	$—
Organizational realignment initiative	—	—	(45)	—	—
Manufacturing realignment initiative	—	—	—	(38)	—
Japan realignment initiative	—	—	—	(18)	—
Costs related to Teradata spin-off	—	—	—	(12)	—
Tax adjustments	—	—	—	(10)	—
Pension expense associated with early retirement programs	—	—	—	—	(7)
Net gains from sales of real estate	—	—	13	—	—
Write-down of equity investments and related assets	—	(30)	—	—	—
Write-down of an investment	(9)	—	—	—	—
Incremental costs directly related to the relocation of the worldwide headquarters	(11)	(4)	—	—	—
Japan valuation reserve release	40	—	—	—	—

TOTAL	$15	$(38)	$(40)	$(78)	$(7)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail and hospitality, healthcare, travel and gaming and entertainment industries and include automated teller machines (ATMs), self service kiosks and point of sale devices, as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services to help customers design, deploy and support our technology tools, as well as offering services for select third-party products.

We deliver our products and solutions to many industries on a global basis, including financial services, retail and hospitality, travel and gaming, and healthcare and our entertainment business is conducted exclusively in the Americas region. During the year ended December 31, 2010, we managed the delivery of these products and solutions on a geographic basis made up of three business segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific and Japan (APJ). Starting January 1, 2011, we began management of our business on a line of business basis, changing from the previous model of geographic business segments. This change to NCR’s management system, and therefore its segment reporting for fiscal year 2011 and future periods, is further described in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon over 126 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2010 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2010:

•	Revenue growth of approximately 4% compared to full year 2009

•	Gross margin improvement of approximately 90 basis points compared to the full year 2009

•	Continued investment in the entertainment business

•	Completion of the move of the worldwide headquarters to Duluth, Georgia, USA

•	Continued realization of the benefits of our cost reduction initiatives

OVERVIEW OF STRATEGIC INITIATIVES

In 2010, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders and we remain focused on these initiatives for 2011. These initiatives are summarized below.

Gain profitable share—We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services and retail customers. We also seek to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

Expand into emerging growth industry segments—We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we continue to expand our network of DVD kiosks within our entertainment business.

Build the lowest cost structure in our industry—We strive to increase the efficiency and effectiveness of our core functions and the productivity of our employees through our continuous improvement initiatives.

Enhance our global service capability—We continue to identify and execute various initiatives to enhance our global service capability. We also focus on improving our service positioning, increasing customer service attach rates for our products and improving profitability in our services business. Our service capability can provide us a competitive advantage in winning customers and it provides NCR with an attractive and stable revenue source.

Innovation of our people—We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by the integration of NCR Services into our Industry Solutions Group, as well as a model to apply best practices across all industries through one centralized research development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

Enhancing the customer experience—We are committed to providing a customer experience to drive loyalty focusing on product and software solutions based on the needs of our customers and sales and support service teams focused on delivery and customer interactions. During 2010, we launched the Customer Loyalty Survey to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

FUTURE TRENDS

We are encouraged by our market position for 2011 and are forecasting revenue to be slightly higher than 2010. We are projecting that our capital spending in 2011 will be lower than what was experienced in 2010 due to our initial investment in the entertainment industry in 2010. We plan to continue to manage our costs effectively and balance our investments in areas that generate high returns.

We see the following as the most significant risks to the execution of our initiatives:

•	Global economic and credit environment and its effect on the capital spending by our customers

•	Competition that can drive further price erosion and potential loss of market share

•	Difficulties associated with introduction of products in new self-service markets

•	Market adoption of our products by customers

RESULTS FROM CONTINUING OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2010	2009	2008
Revenue	$4,819	$4,612	$5,315
Gross margin	$964	$883	$1,183
Gross margin as a percentage of revenue	20.0%	19.1%	22.3%
Operating expenses
Selling, general, and administrative expenses	$703	$645	$713
Research and development expenses	$162	$141	$148

Income from operations	$99	$97	$322

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2010	2009	2008
Product revenue	$2,403	$2,234	$2,861
Cost of products	1,925	1,811	2,113

Product gross margin	$478	$423	$748

Product gross margin as a percentage of revenue	19.9%	18.9%	26.1%
Services revenue	$2,416	$2,378	$2,454
Cost of services	1,930	1,918	2,019

Services gross margin	$486	$460	$435

Services gross margin as a percentage of revenue	20.1%	19.3%	17.7%

2010 compared to 2009 results discussion

Revenue

Revenue increased 4% in 2010 from 2009 due to improvement across all three of our geographic segments. The effects of foreign currency fluctuations had a 1% favorable impact on revenue. For the year ended December 31, 2010, our product revenue increased 8% and services revenue increased 2% compared to the year ended December 31, 2009. The increase in our product revenue was due to growth of the entertainment business coupled with increases in sales volumes in the financial services and retail and hospitality industries in Europe and the financial services industry in the Caribbean and Latin America. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in Europe.

Gross Margin

Gross margin as a percentage of revenue was 20.0% in 2010 compared to 19.1% in 2009. Product gross margin increased 1 percentage point to 19.9% in 2010 compared to 18.9% in 2009. During 2009, product gross margin was adversely affected by approximately $22 million for the write-off of assets related to an equity investment. After considering this item, the product gross margin remained consistent as compared to the prior year due to increases from the improved sales mix offset by losses in the entertainment industry.

Services gross margin increased 0.8 percentage points to 20.1% in 2010 compared to 19.3% in 2009. In 2010, services gross margin was negatively impacted by $23 million in higher pension expense, or 1.0% as a percentage of services revenue. After considering this item, the services gross margin improvement is primarily due to lower labor and service delivery costs and continued focus on overall cost containment.

2009 compared to 2008 results discussion

Revenue

Revenue decreased 13% in 2009 from 2008 due to the continued recessionary economic environment, which negatively impacted sales volumes for both products and services. Foreign currency fluctuations provided a negative impact of 1%. For the year ended December 31, 2009, our product revenue decreased 22% and services revenue decreased 3% compared to the year ended December 31, 2008. The decrease in our product revenue was due to declines across all of our geographic segments. This was primarily attributable to the overall market and economic conditions and their effect on our customers’ capital spending, especially customers in our primary industry verticals—financial services and retail and hospitality. Product revenue from the financial services industry decreased across all segments, while the retail and hospitality industry was challenging in the Americas and Europe, Middle East and Africa (EMEA) segments. The decrease in services revenue was primarily attributable to the impact of negative foreign currency fluctuations and declines in professional and installation related services, which are typically tied to new product sales and installations. Maintenance services declined slightly in comparison to the prior year which reflected the stable nature of these recurring services despite an adverse market for new product sales.

Gross Margin

Gross margin as a percentage of revenue was 19.1% in 2009 compared to 22.3% in 2008. Product gross margin decreased 7.2 percentage points to 18.9% in 2009 compared to 26.1% in 2008. During 2009, product gross margin was adversely affected by approximately $22 million for the write-off of assets related to an equity investment. After considering this item, the decline in product gross margin was due to a change in product mix, decrease in volumes and continued pricing pressures which more than offset the cost savings achieved through our manufacturing realignment and continued focus on cost reduction actions.

Services gross margin increased 1.6 percentage points to 19.3% in 2009 compared to 17.7% in 2008. In 2009, services gross margin was negatively impacted by $77 million in higher pension expense, or 3.2% as a percentage of services revenue. In 2008, services gross margin was negatively impacted by $31 million of organizational realignment costs, or 1.3% as a percentage of services revenue. After considering these items, the services gross margin improvement was primarily due to lower labor and service delivery costs as a result of headcount reductions. These reductions were completed as part of our past organizational realignment efforts and resulted in more efficient and lower cost service delivery in comparison to the prior year.

Restructuring and Re-engineering

Organizational Realignment  In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative addressed legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs such as sales, engineering, and market development.

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

As of December 31, 2009, there was a related remaining accrued liability of $1 million. The organizational realignment was complete as of June 30, 2010 and the remaining accrued liability was reversed.

The actions taken to date generated annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of our continuous improvement process.

Real estate consolidation and restructuring  We continue to evaluate our real estate portfolio of owned and leased properties in order to lower our overall facility costs. During 2010, we sold two properties representing a 1% reduction in total properties from 2009. During 2009, we sold six properties which were offset by leases for our new manufacturing facilities and office space obtained through our 2009 acquisitions. During 2008, we sold eight properties, representing approximately 2% reduction in total properties from 2007.

Effects of Pension, Postemployment and Postretirement Benefit Plans

NCR’s income from continuing operations for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2010	2009	2008
Pension expense	$208	$159	$25
Postemployment expense	43	49	91
Postretirement benefit	(4)	(3)	(2)

Total expense	$247	$205	$114

In 2010, pension expense increased to $208 million compared to $159 million in 2009 and $25 million in 2008 primarily due to the loss on invested plan assets that we experienced in 2008, which caused higher actuarial loss amortization and a lower expected return on plan assets. In 2010, approximately 44% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 56% included in cost of products and services. We currently expect pension expense of approximately $210 million in 2011.

During 2009, NCR closed its United Kingdom-based manufacturing operation, resulting in a significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and therefore, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the pension liability and accumulated other comprehensive loss balances were increased by $35 million. This curtailment did not have a material impact on net income from continuing operations for 2009.

In May of 2009, NCR completed the consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and therefore, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive loss balances were reduced by $85 million. This curtailment did not have a material impact on net income from continuing operations for 2009.

Postemployment expense (severance and disability medical) decreased to $43 million in 2010 compared to $49 million in 2009 and to $91 million in 2008. This decrease was primarily driven by a discrete cost of $40 million related to the organizational realignment initiative recorded during 2008. In 2010, approximately 63% of total postemployment expense was included in cost of products and services, with the balance included in selling, general and administrative and research and development expenses. The realignment initiatives are described in more detail in the ‘Restructuring and Re-engineering’ section of this MD&A and Note 3, “Restructuring and Real Estate Transactions,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Postretirement plans provided a $4 million benefit in 2010, a $3 million benefit in 2009, and a $2 million benefit in 2008, primarily due to favorable claims experience in each of the years.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $58 million to $703 million in 2010 from $645 million in 2009. As a percentage of revenue, these expenses were 14.6% in 2010 and 14.0% in 2009. In 2010, selling, general, and administrative expenses included $67 million of pension costs, $18 million of incremental costs related to the relocation of our worldwide headquarters, $8 million related to a litigation charge offset by a $6 million gain related to the sale of an office building in France. In 2009, selling, general, and administrative expenses included $53 million of pension costs as well as $6 million of incremental costs related to the relocation of our worldwide headquarters. After considering these items, selling, general, and administrative expenses increased slightly as a percentage of revenue to 12.8% in 2010 from 12.7% in 2009 due to higher incentive compensation costs in 2010.

Selling, general, and administrative expenses decreased $68 million to $645 million in 2009 from $713 million in 2008. In 2009, selling, general and administrative expenses included $53 million of pension costs as well as $6 million of incremental expenses directly related to the relocation of our worldwide headquarters. In 2008, selling, general and administrative expenses included $5 million of pension costs as well as $16 million of organizational realignment costs, $12 million of costs associated with legal matters offset by $23 million in gains from the sale of two properties in Canada. After considering these items, selling, general and administrative expenses decreased as a percentage of revenues to 12.7% in 2009 from 13.2% in 2008 primarily due to the continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the organizational realignment initiated in the prior year as well as reductions in incentive and stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased $21 million to $162 million in 2010 from $141 million in 2009. In 2010 and 2009, research and development costs included $25 million and $17 million, respectively, of pension costs. After considering this item, research and development costs increased slightly as a percentage of revenue to 2.8% in 2010 from 2.7% in 2009 and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Research and development expenses decreased by $7 million to $141 million in 2009 compared to $148 million in 2008. In 2009, research and development expenses included $17 million of pension costs. In 2008, research and development expenses included $9 million of pension costs and $5 million of organizational realignment costs. After considering these items, research and development expenses increased slightly as a percentage of revenues to 2.7% in 2009 from 2.5% in 2008. The decrease in expenses in 2009 is due to the focus on cost reductions including limits on discretionary spending, headcount reductions and the elimination of incentive compensation.

Interest and Other Income Items

Interest expense decreased to $2 million in 2010, compared to $10 million in 2009 and $22 million in 2008, primarily due to the repayment of our senior unsecured notes in June 2009.

Other expense, net was $11 million in 2010 compared to other expense, net of $31 million in 2009 and other income, net of $16 million in 2008. Other expense (income) includes items such as gains or losses on equity investments and interest income. Interest income was $5 million in 2010, $6 million in 2009, and $23 million in 2008. The decrease in interest income in 2010 compared to 2009 and 2008 is due to a combination of declining interest rates and lower invested cash balances throughout the years mainly due to the repayment of our senior unsecured notes in 2009 and share repurchases in 2008. In 2010, other expense, net included $14 million related to the impairment of an investment. In 2009, other expense, net included $24 million related to the impairment of equity investments and related assets.

Income Taxes

The effective tax rate was (33%) in 2010, (9%) in 2009, and 22% in 2008. The 2010 tax rate was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that is no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country. The 2009 tax rate was favorably impacted by the non-proportional benefit of impairment charges incurred in the United States and by the mix of taxable profits and losses by country. During 2008, we favorably settled examinations with the Internal Revenue Service (IRS) for the tax years of 2000 through 2006 that resulted in a $19 million tax benefit. In addition, the effective tax rate was benefited in 2008 by $26 million from the repatriation of earnings from international subsidiaries at an effective tax rate lower than previously estimated. These favorable items were partially offset by an unfavorable mix of taxable profits and losses by country. We anticipate that our effective tax rate will be approximately 27% in 2011. However, changes in profit mix or other events, such as tax audit settlements or changes in our valuation allowances, could impact this anticipated rate.

During the fourth quarter of 2009, the Internal Revenue Service commenced an examination of our 2007 and 2008 income tax returns which is still ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that the appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2011, the Company expects to resolve certain Canadian tax matters related to 1997 through 2001. This settlement could have a material impact on the effective tax rate and unrecognized tax benefits in 2011.

Income (Loss) from Discontinued Operations

During the second quarter of 2010, we revised our presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, to classify those items as discontinued operations in the Consolidated Statement of Operations since these obligations arose at sites the Company divested in previous years. Such costs and insurance recoveries were previously classified in other (income) expense, net in the Consolidated Statement of Operations.

For the year ended December 31, 2010, income from discontinued operations was $23 million, net of tax, which includes $20 million primarily resulting from the settlement of Fox River related insurance claims with insurance carriers and $3 million related to a favorable change in uncertain tax benefits attributable to Teradata. For the year ended December 31, 2009, loss from discontinued operations was $91 million, net of tax, due to the change in estimate of the Fox River reserve associated with a fourth quarter court decision partially offset by the receipt of insurance settlements. For the year ended December 31, 2008, loss from discontinued operations was $21 million, net of tax, which included $18 million for changes in estimates of the Fox River reserve and $3 million for professional and consulting fees related to the spin-off of Teradata in 2007. There was no operating activity related to the spin-off of Teradata in 2010 and 2009.

Revenue and Gross Margin by Segment

Our products and services enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail and hospitality, healthcare, travel and gaming and entertainment industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software application that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to help customers design, deploy and support its technology tools, as well as offering services for third-party products.

For the years presented, we reported on three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives its revenues by selling products and services across the entire NCR product and service portfolio within their geography to the financial services, retail and hospitality, travel and gaming and healthcare industries, other than with respect to products to the entertainment industry, which are currently sold only within the Americas region. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment gross margin. For purposes of discussing our results by segment, we exclude the impact of certain items from segment gross margin, consistent with the manner by which management views each segment and reports our operating segment results. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Certain amounts have been excluded from segment gross margin for each reporting segment presented below as follows:

•	In 2010, pension expense of $116 million.

•	In 2009, pension expense of $89 million and $22 million of cost for the impairment of assets related to an equity investment.

•	In 2008, pension expense of $11 million and $36 million related to organizational realignment and legal costs.

Our segment results are reconciled to total income from operations reported under accounting principles generally accepted in the United States of America (otherwise known as GAAP) in Note 12, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Americas Segment

The following table presents the Americas revenue and segment gross margin for the years ended December 31:

In millions	2010	2009	2008
Revenue	$2,123	$2,022	$2,269
Gross margin	$457	$386	$437
Gross margin as a percentage of revenue	21.5%	19.1%	19.3%

Americas revenue increased 5% in 2010 compared to 2009 primarily due to growth in the entertainment business and higher product volumes in Caribbean and Latin America in the financial services industry and in North America in the retail and hospitality industry, slightly offset by lower product volumes and service offerings in North America in the financial services industry. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 2%.

Gross margin as a percentage of revenue increased 2.4 percentage points to 21.5% in 2010 compared to 19.1% in 2009 primarily due to an improved mix of higher value product offerings to customers in the financial services and retail and hospitality industries. This improvement was partially offset by losses generated from the entertainment business.

Americas revenue decreased 11% in 2009 compared to 2008 primarily due to a decline in product sales volumes in the United States (U.S.) and Latin America to customers in the financial services and retail and hospitality industries, which offset gains in emerging businesses such as entertainment and travel and gaming. While in 2009, large financial institutions continue a deposit automation upgrade cycle, sales to mid-sized financial services institutions were negatively impacted by the overall market conditions. In the U.S., customers in the retail and hospitality industry were negatively impacted by continued decline in consumer spending and high unemployment rates. As a result, U.S. retailers reduced capital spending and new store growth was significantly curtailed. In Latin America, NCR achieved significant sales volume to a financial services customer in 2008 that was not repeated in 2009. Finally, recurring maintenance services decreased only slightly in 2009 as compared to 2008. This trend reflected the stable nature of recurring, maintenance-based services despite an adverse market for new product sales.

Gross margin as a percentage of revenue decreased 0.2 percentage points in 2009 compared to 2008 due to the focus on cost containment both for product and services revenue streams.

Europe, Middle East & Africa (EMEA) Segment

The following table presents EMEA revenue and segment gross margin for the years ended December 31:

In millions	2010	2009	2008
Revenue	$1,714	$1,649	$2,066
Gross margin	$404	$401	$556
Gross margin as a percentage of revenue	23.6%	24.3%	26.9%

EMEA revenue increased 4% in 2010 compared to 2009. The increase was primarily driven by higher product volumes and service offerings within the financial services and retail and hospitality industries in Europe. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Gross margin as a percentage of revenue decreased 0.7 percentage points to 23.6% in 2010 compared to 24.3% in 2009 primarily due to an unfavorable mix in product sales, mainly in Europe, partially offset by improved services margins across the region resulting from cost reductions.

EMEA revenue decreased 20% in 2009 compared to 2008. Foreign currency fluctuations negatively impacted the year-over-year comparison by 3%. The decrease in revenue was primarily driven by a reduction in product sales to customers in the financial services industry across EMEA. After taking into account foreign currency fluctuations, recurring maintenance services increased slightly in 2009 as compared to 2008 primarily due to increases in the UK, Middle East and Africa. This trend reflected the stable nature of recurring, maintenance-based services despite an adverse market for new product sales.

Gross margin as a percentage of revenue decreased 2.6 percentage points in 2009 compared to 2008 which was primarily impacted by lower sales volumes coupled with a negative sales mix mainly seen in Germany, Italy and Eastern Europe which more than offset the impact of cost reductions from the lower manufacturing and service delivery costs as a result of our realignment initiatives.

Asia Pacific & Japan (APJ) Segment

The following table presents APJ’s revenue and segment gross margin for the years ended December 31:

In millions	2010	2009	2008
Revenue	$982	$941	$980
Gross margin	$219	$207	$237
Gross margin as a percentage of revenue	22.3%	22.0%	24.2%

APJ revenue increased 4% in 2010 compared to 2009. As further discussed in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report, in 2009, we recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin of $3 million. The adjustments related to revenue incorrectly recognized during 2008 by the Company’s Japanese subsidiary. After considering the effect of the adjustments, the increase in revenue was primarily driven by higher product volumes and services offerings in the financial services industry mainly in Japan, India and China. These increases were offset by declines in the retail and hospitality industry across the region. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 7%.

Gross margin as a percentage of revenue increased 0.3 percentage points to 22.3% in 2010 compared to 22.0% in 2009. After considering the effect of the adjustments discussed above, the gross margin remained consistent year over year.

APJ revenue decreased 4% in 2009 compared to 2008. Foreign currency fluctuations provided a 1% benefit to the year-over-year comparison. The decrease in revenue was primarily driven by a reduction in product sales to financial services and retail and hospitality industry customers in Asia and Australia and a reduction in product sales to retail and hospitality industry customers in Japan. After taking into account foreign currency fluctuations, recurring maintenance-based revenue increased slightly in 2009 as compared to 2008. This trend reflected the stable nature of recurring, maintenance-based services despite an adverse market for new product sales.

Gross margin as a percentage of revenue decreased 2.2 percentage points in 2009 compared to 2008. As described above, during 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin of $3 million. The adjustments related to revenues incorrectly recognized during 2008 by the Company’s Japanese subsidiary. Excluding the effect of this item, gross margin as a percentage of revenue decreased 2.1 percentage points which was primarily due to lower sales volumes coupled with a negative sales mix.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For 2010, net cash provided by operating activities decreased $14 million from $256 million for the year ended December 31, 2009 to $242 million for the year ended December 31, 2010. Cash flow from operations was negatively impacted by changes in working capital, resulting primarily from an increase in accounts receivable due to higher sales and increased inventory levels associated with planned revenue roll-outs in 2011.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by operating activities and cash provided by (used in) discontinued operations related to the Fox River environmental matter, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP; therefore, NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing business, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the years ended December 31:

In millions	2010	2009	2008
Net cash provided by operating activities	$242	$256	$440
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(169)	(112)	(75)
Less: Additions to capitalized software	(57)	(61)	(63)
Net cash provided by (used in) discontinued operations (related to the Fox River environmental matter)	21	(33)	(25)

Free cash flow	$37	$50	$277

In 2010, net cash provided by operating activities decreased $14 million, net capital expenditures increased $57 million, capitalized software additions decreased $4 million, and net cash provided by discontinued operations (related to the Fox River environmental matter) increased $54 million, which contributed to a net decrease in free cash flow of $13 million in comparison to 2009. Planned expenditures related to investments in the entertainment industry led to a majority of the increase in net capital expenditures. During the second quarter of 2010, we revised the presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classify those items as discontinued operations in the Consolidated Statements of Cash Flows. Such costs and insurance recoveries were previously classified in net cash provided by operating activities. During the year ended December 31, 2010, cash provided by discontinued operations was attributable to insurance recoveries received partially offset by remediation payments made.

In 2009, net cash provided by operating activities decreased $184 million, net capital expenditures increased $37 million, capitalized software additions decreased $2 million, and net cash used in discontinued operations (related to the Fox River environmental matter) increased $8 million, which contributed to a net decrease in free cash flow of $227 million in comparison to 2008. Net cash provided by operating activities decreased primarily due to the decrease in income compared to 2008 and due to a more significant positive impact to our working capital position in 2008. Capital expenditures were higher mainly due to planned expenditures related to investments in the entertainment industry. During the year ended December 31, 2009, the net cash used in discontinued operations (related to the Fox River environmental matter) was attributable to the Company’s initial funding of the limited liability company described in Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and was partially offset by insurance recoveries.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. During 2010, other investing activities included the receipt of $39 million in proceeds for the sale of an office building in France, as compared to proceeds of $11 million in 2009 for the sale of property, plant, and equipment. During 2010, other investing activities also included $24 million of expenditures related to acquisition and equity investment activity, as compared to investment expenditures of $41 million in 2009. Our financing activities in 2010 included $20 million for the repurchase of approximately 2 million shares of NCR common stock, the repayment of $4 million in short-term borrowings, proceeds from employee stock plans of $11 million as well as $75 million borrowing and repayment from our revolving credit facility. Our financing activities in 2009 included the repayment of $300 million of senior unsecured notes and the receipt of proceeds from employee stock plans of $9 million.

As of December 31, 2010, our cash and cash equivalents totaled $496 million and our long-term debt was $10 million. Our ability to generate future positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors described in Part I, Item 1A of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise access our credit facility, we may be required to seek additional financing alternatives. Also, as described below and in Note 9, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, we expect to make pension, postemployment, and postretirement plan contributions of approximately $185 million in 2011. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. Additionally, in 2011, we expect to make approximately $45 million of remediation and other payments related to the Fox River environmental matter which we expect to be partially offset by insurance recoveries. We believe that we currently have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

Contractual Obligations  In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2010, with projected cash payments in the years shown:

In millions	Total Amounts	2011	2012- 2013	2014- 2015	2016 and thereafter	All Other
Debt obligations	$11	$1	$1	$1	$8	$—
Interest on debt obligations	5	1	1	1	2	—
Estimated environmental liability payments	285	45	76	51	113	—
Lease obligations	214	53	82	53	26	—
Uncertain tax positions	165	—	—	—	—	165
Purchase obligations	847	706	69	72	—	—

Total obligations	$1,527	$806	$229	$178	$149	$165

As of December 31, 2010, we have short- and long-term debt totaling $11 million.

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

We have a $165 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $903 million as of December 31, 2010 compared to an underfunded position of $822 million as of December 31, 2009. The decrease in our funded status is primarily attributable to an increase in the liability resulting from a decrease in the discount rate. The funded status of our international retirement plans improved to an underfunded position of $94 million as of December 31, 2010 from an underfunded position of $226 million as of December 31, 2009. Strong asset returns and cash contributions more than offset the increases in the plan liabilities driven by decreases in discount rates for these plans. We did not make any contributions to our U.S. qualified pension plan in 2010, and we do not expect to be required to make any contributions in 2011. Contributions to international and executive pension plans are expected to increase from $105 million in 2010 to approximately $125 million in 2011.

Our credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of December 31, 2010, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million for NCR’s usage of letters of credit.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management continually reviews these assumptions, estimates and judgments to ensure that our financial statements are presented fairly and are materially correct.

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

Revenue Recognition  Product revenue includes sales of hardware equipment and software licenses for ATMs and financial terminals, self-service kiosks, POS terminals, check and document imaging products and consumables as well as rentals and sales of DVDs. Service revenue includes revenue from services and maintenance, installation, implementation, professional consulting, and complete systems management for all NCR product offerings (other than DVD rentals and sales) noted above as well as for third-party products. NCR records revenue when it is realized, or realizable, and earned. NCR considers these criteria met when: (a) persuasive evidence of an arrangement exists; (b) the products or services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured. For product sales, delivery is deemed to occur when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. For services sales, revenue is recognized either as the services are provided or ratably over the service period or, if applicable, after customer acceptance of the services.

NCR’s solution offerings typically include hardware, software, professional consulting services and maintenance support services, and as a result, the Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, NCR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the selling price of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of NCR. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

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

Allowance for Doubtful Accounts  We evaluate the collectability of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balances as an overall proxy to reflect historical average credit losses and specific provisions for known issues. The percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied consistently among all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectability of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts was $13 million as of December 31, 2010, $24 million as of December 31, 2009, and $15 million as of December 31, 2008. These allowances represent, as a percent of gross receivables, 1.4% in 2010, 2.6% in 2009, and 1.6% in 2008.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. We continually evaluate our reserves for doubtful accounts and continued economic deterioration could lead to the need to increase our allowances.

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

Our excess and obsolete reserves were $71 million as of December 31, 2010, $100 million as of December 31, 2009, and $111 million as of December 31, 2008. These reserves represent, as a percent of gross inventory, 8.7% in 2010, 12.7% in 2009, and 13.8% in 2008. The decrease in the excess and obsolete reserve in 2010 was due to the scrapping of fully reserved spare parts inventory as well as improved inventory management and utilization. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. The policies described are consistently applied among all of our operating segments.

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

Total warranty costs were $48 million in 2010, $47 million in 2009, and $51 million in 2008. Warranty costs as a percent of total product revenues were 2.0% in 2010, 2.1% in 2009, and 1.8% in 2008. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Goodwill  Goodwill is tested for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. NCR has three reporting units, which are Americas, EMEA and APJ. Total goodwill for each reporting units is as follows: $55 million related to Americas, $33 million related to EMEA and $27 million related to APJ.

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

In the fourth quarter of 2010, the estimated fair value for each of the reporting units was in excess of its carrying value, resulting in no impairment.

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

Pension, Postretirement and Postemployment Benefits  We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment expense impacts all of our segments, while postretirement expense impacts only the Americas segment, as these benefits are only offered to Americas employees. Pension expense is reported at the corporate level and is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 12, “Segment Information and Concentrations” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to total income from operations.

The key assumptions used in developing our 2010 expense were discount rates of 5.75% for our U.S. pension plans and 5.0% for our postretirement plan. We used an expected return on assets assumption of 7.5% for our U.S. plans in 2010. The U.S. plans represent 65% and 100% of total pension and postretirement plan obligations as of December 31, 2010, respectively. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2010 expense by approximately $6 million in pension expense and an immaterial amount in postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2010 pension expense by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans.

We intend to use a discount rate of 5.25% and 4.25% and an expected rate of return on assets assumption of 6.75% in determining the 2011 pension and postretirement expense for the U.S. plans. The most significant assumption used in developing our 2011 postemployment plan expense was the assumed rate of involuntary turnover of 5.5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2010 expense by approximately $3 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies  Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 11 in the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 11 in the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR, located along the Fox River.

As described below and in Note 11, while substantial progress has been made in the engineering design of the Fox River clean-up and the clean-up itself, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency of other PRPs; the extent of NCR’s eventual liability and the outcome of the Company’s appeal of the December 16, 2009 order described in Note 11; and the outcome of the state and federal governments’ lawsuit regarding the Fox River filed in October 2010 against several parties, including NCR, also described in Note 11.

Our reserve for the Fox River matter as of December 31, 2010 was approximately $199 million (after taking into consideration amounts expected to be recovered under an indemnity agreement, as further discussed in Note 11). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In determining our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability for remediation, which we expect will be paid out over a period of at least 10 years (and perhaps as long as 20 years, and a still longer period for long-term monitoring), will depend on a number of factors, the most significant of which include:

•

The total clean-up costs for the site (we use the best estimate within a range of reasonably possible outcomes—$930 million—which consists of the current estimate of the lower river clean-up and long-term monitoring costs developed in consultation with the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 15% contingency for probable cost overruns and a contingency for future Government oversight costs, and the NCR-API share of the estimated natural resource damages);

•	The total natural resource damages for the site (we use a best estimate of $76 million, which is based on prior negotiations);

•

The share NCR and API will jointly bear of the total clean-up costs (as a result of the December 2009 judicial order discussed in Note 11, we now assume NCR and API will be responsible for the full extent of the clean-up activities they are undertaking, which is a best estimate, and for a substantial portion of the counterclaims filed against them, as to which we use the low end of a range) and of natural resource damages (we use a best estimate);

•

The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (based upon an agreement between NCR and API, and an arbitration award, we utilized a 45% share for NCR of the first $75 million—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million); and

•

Our transaction costs to defend NCR in this matter, including participation in litigation to establish proper allocation shares and the lawsuit filed by the Governments on October 14, 2010 as described in

Note 11 (we have estimated the costs we are likely to incur through 2019, the end of the time period the Governments have projected it will take to design and implement the remedy for the Fox River).

AT&T Inc. (AT&T) and Alcatel-Lucent are each responsible for indemnifying NCR for a portion of amounts NCR incurs for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $86 million as of December 31, 2010, and is deducted in determining the net reserve discussed above.

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

We had valuation allowances of $410 million as of December 31, 2010 and $528 million as of December 31, 2009, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2010, our net deferred tax assets in the United States totaled approximately $597 million and realization of the related benefits was determined to be more likely than not.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Stock-based Compensation  We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. We estimate forfeitures for awards granted, which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ from our current estimates.

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

We are exposed to market risk, including changes in foreign currency exchange rates and interest rates. We use a variety of measures to monitor and manage these risks, including derivative financial instruments. Since a substantial portion of our operations and revenue occurs outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and of foreign currency denominated inventory sales by the manufacturing units. All of these transactions are firmly committed or forecasted. These foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses are deferred in other comprehensive income and recognized in the determination of income when the underlying hedged transaction impacts earnings. Since we hedge inventory purchases, the ultimate gain or loss from the derivative contract is recorded in cost of products when the inventory is sold to an unrelated third party.

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was slightly weaker in 2010 as compared to 2009 based on comparable weighted averages for our functional currencies. This had a favorable impact of 1% on 2010 revenue versus 2009 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

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

For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $27 million as of December 31, 2010 in the fair value of the hedge portfolio. The Company expects that any increase (decrease) in the net fair value of the portfolio would be substantially offset by increases (decreases) in the underlying exposures being hedged.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. The interest rate risk associated with our borrowing and investing activities as of December 31, 2010 was not material in relation to our consolidated financial position, results of operations or cash flows.

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

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2010, we did not have any major concentration of credit risk related to financial instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2011

NCR Corporation

Consolidated Statements of Operations

In millions, except per share amounts

For the years ended December 31	2010	2009	2008
Product revenue	$2,403	$2,234	$2,861
Service revenue	2,416	2,378	2,454

Total revenue	4,819	4,612	5,315

Cost of products	1,925	1,811	2,113
Cost of services	1,930	1,918	2,019
Selling, general and administrative expenses	703	645	713
Research and development expenses	162	141	148

Total operating expenses	4,720	4,515	4,993

Income from operations	99	97	322
Interest expense	2	10	22
Other expense (income), net	11	31	(16)

Income from continuing operations before income taxes	86	56	316
Income tax (benefit) expense	(28)	(5)	68

Income from continuing operations	114	61	248
Income (loss) from discontinued operations, net of tax	23	(91)	(21)

Net income (loss)	137	(30)	227
Net income (loss) attributable to noncontrolling interests	3	3	(1)

Net income (loss) attributable to NCR	$134	$(33)	$228

Amounts attributable to NCR common stockholders:
Income from continuing operations	$111	$58	$249
Income (loss) from discontinued operations, net of tax	23	(91)	(21)

Net income (loss)	$134	$(33)	$228

Net income per share attributable to NCR common stockholders:
Net income per common share from continuing operations
Basic	$0.69	$0.37	$1.51

Diluted	$0.69	$0.36	$1.48

Net income (loss) per common share
Basic	$0.84	$(0.21)	$1.38

Diluted	$0.83	$(0.21)	$1.36

Weighted average common shares outstanding
Basic	159.8	158.9	165.3
Diluted	161.2	160.1	167.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation

Consolidated Balance Sheets

In millions, except per share amounts

As of December 31	2010	2009
Assets
Current assets
Cash and cash equivalents	$496	$451
Accounts receivable, net	928	896
Inventories, net	741	686
Other current assets	313	266

Total current assets	2,478	2,299

Property, plant and equipment, net	429	356
Goodwill	115	100
Prepaid pension cost	286	244
Deferred income taxes	630	617
Other assets	423	478

Total assets	$4,361	$4,094

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$4
Accounts payable	499	557
Payroll and benefits liabilities	175	125
Deferred service revenue and customer deposits	362	329
Other current liabilities	379	367

Total current liabilities	1,416	1,382

Long-term debt	10	11
Pension and indemnity plan liabilities	1,259	1,268
Postretirement and postemployment benefits liabilities	309	355
Income tax accruals	165	165
Environmental liabilities	244	279
Other liabilities	42	42

Total liabilities	3,445	3,502

Commitments and contingencies (Note 11)

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 159.7 and 159.6 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	2	2
Paid-in capital	281	270
Retained earnings	1,935	1,801
Accumulated other comprehensive loss	(1,335)	(1,509)

Total NCR stockholders’ equity	883	564
Noncontrolling interests in subsidiaries	33	28

Total stockholders’ equity	916	592

Total liabilities and stockholders’ equity	$4,361	$4,094

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation

Consolidated Statements of Cash Flows

In millions

For the years ended December 31	2010	2009	2008
Operating activities
Net income (loss)	$137	$(30)	$227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(23)	91	21
Depreciation and amortization	138	128	114
Stock-based compensation expense	21	12	41
Excess tax benefit from stock-based compensation	—	—	(2)
Deferred income taxes	(65)	(80)	10
Gain on sale of property, plant and equipment	(10)	(12)	(30)
Impairment of equity investments	14	39	—
Changes in operating assets and liabilities:
Receivables	(26)	27	249
Inventories	(54)	5	25
Current payables and accrued expenses	(12)	(28)	(56)
Deferred service revenue and customer deposits	34	18	(42)
Employee severance and pension	80	49	(43)
Other assets and liabilities	8	37	(74)

Net cash provided by operating activities	242	256	440

Investing activities
Grant reimbursements from capital expenditures	5	9	—
Expenditures for property, plant and equipment	(174)	(121)	(75)
Proceeds from sales of property, plant and equipment	39	11	59
Additions to capitalized software	(57)	(61)	(63)
Other investing activities and business acquisitions, net	(24)	(41)	(65)

Net cash used in investing activities	(211)	(203)	(144)

Financing activities
Repurchases of Company common stock	(20)	(1)	(494)
Excess tax benefit from stock-based compensation	—	—	2
Short-term borrowings, net	(4)	4	—
Repayment of senior unsecured notes	—	(300)	—
Repayment of long term debt	(1)	—	—
Payments on revolving credit facility	(75)	(30)	—
Borrowings on revolving credit facility	75	30	—
Proceeds from employee stock plans	11	9	17

Net cash used in financing activities	(14)	(288)	(475)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities	21	(33)	(44)
Effect of exchange rate changes on cash and cash equivalents	7	8	(18)

Increase (decrease) in cash and cash equivalents	45	(260)	(241)
Cash and cash equivalents at beginning of year	451	711	952

Cash and cash equivalents at end of year	$496	$451	$711

Supplemental data
Cash paid during the year for:
Income taxes	$34	$49	$108
Interest	$2	$10	$22

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation

Consolidated Statements of Changes in Stockholders’ Equity

In millions

	NCR Stockholders					Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount
December 31, 2007	178	$2	$683	$1,608	$(536)	$19	$1,776
Comprehensive income (loss):
Net income (loss)	—	—	—	228	—	(1)	227
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	(201)	—	(201)
Unrealized gains (losses) from securities, net of tax benefit of $1	—	—	—	—	(7)	—	(7)
Cash flow hedging gains (losses), net of tax benefit of $0	—	—	—	—	(7)	—	(7)
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax benefit of $477	—	—	—	—	(893)	—	(893)

Total other comprehensive income (loss)	—	—	—	—	(1,108)	—	(1,108)

Total comprehensive income (loss)	—	—	—	228	(1,108)	(1)	(881)
Spin-off of Teradata (Note 1)	—	—	—	(2)	—	—	(2)
Employee stock purchase and stock compensation plans	2	—	59	—	—	—	59
Repurchase of Company common stock	(22)	—	(494)	—	—	—	(494)
Increase in noncontrolling interests	—	—	—	—	—	7	7

December 31, 2008	158	$2	$248	$1,834	$(1,644)	$25	$465

Comprehensive income (loss):
Net income (loss)	—	—	—	(33)	—	3	(30)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	28	—	28
Unrealized gains (losses) from securities, net of tax expense of $0	—	—	—	—	1	—	1
Cash flow hedging gains (losses), net of tax expense of $0	—	—	—	—	8	—	8
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $110	—	—	—	—	98	—	98

Total other comprehensive income (loss)	—	—	—	—	135	—	135

Total comprehensive (loss) income	—	—	—	(33)	135	3	105
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Repurchase of Company common stock	—	—	(1)	—	—	—	(1)

December 31, 2009	160	$2	$270	$1,801	$(1,509)	$28	$592

Comprehensive income (loss):
Net income (loss)	—	—	—	134	—	3	137
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	30	2	32
Unrealized gains (losses) from securities, net of tax expense of $0	—	—	—	—	(1)	—	(1)
Cash flow hedging gains (losses), net of tax expense of $1	—	—	—	—	5	—	5
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $27	—	—	—	—	140	—	140

Total other comprehensive income (loss)	—	—	—	—	174	2	176

Total comprehensive income (loss)	—	—	—	134	174	5	313
Employee stock purchase and stock compensation plans	2	—	31	—	—	—	31
Repurchase of Company common stock	(2)	—	(20)	—	—	—	(20)

December 31, 2010	160	$2	$281	$1,935	$(1,335)	$33	$916

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Description of Business and Significant Accounting Policies

Description of Business  NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed specifically to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail and hospitality, healthcare, travel and gaming and entertainment industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software application that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to help customers design, deploy and support its technology tools, as well as offering services for third-party products.

NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Discontinued Operations  Income (loss) from discontinued operations, net of tax includes activity related to the Fox River environmental matter as well as the spin-off of the Teradata Data Warehousing (Teradata) business.

Fox River environmental matter  In 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, to classify those items as discontinued operations in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Such costs and insurance recoveries were previously classified in other expense (income), net in the Consolidated Statement of Operations, and within cash flow from operating activities in the Consolidated Statement of Cash Flows. Presentation of these items as discontinued operations is appropriate because the environmental obligations arose at properties which the Company has divested, and is consistent with the guidance of the SEC, including SEC Staff Accounting Bulletin Topic 5Z(5), “Classification and Disclosure of Contingencies Relating to Discontinued Operations.” The revised presentation has been applied for similar items in all periods presented. See Note 11, “Commitments and Contingencies” for additional information.

For the years ended December 31, 2009 and 2008, loss from discontinued operations, net of tax, related to the Fox River environmental matter of $91 million and $18 million, respectively, was previously reported as $143 million and $28 million included in other income (expense), net, respectively, and $52 million and $10 million was included in income tax expense (benefit), respectively. The revision in presentation did not change net income or net income per common share in either period. For the years ended December 31, 2009 and 2008, the cash flows from discontinued operations related to the Fox River environmental matter included $33 million and $25 million of cash used, respectively, which was previously included in net cash provided by operating activities.

For the year ended December, 31, 2010, income from discontinued operations of $31 million or $20 million, net of tax, was primarily due to the settlement of insurance claims with insurance carriers and net cash provided by discontinued operations was $21 million.

Spin-off of Teradata  On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2010 and 2009. For the year ended December 31, 2010, $3 million was included in income from discontinued operations, net of tax, related to a favorable change in uncertain tax benefits attributable to Teradata. For the year ended December 31, 2008, $3 million was included in income (loss) from discontinued operations, which was comprised of $4 million of expenses related to professional and consulting fees directly associated with the spin-off of Teradata, net of $1 million income tax benefit recognized.

Evaluation of Subsequent Events  The Company evaluated subsequent events through the date our Consolidated Financial Statements were issued. Except as described below, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

On January 1, 2011, NCR began management of its business on a line of business basis, changing from the previous model of geographic business segments. In accordance with accounting principles generally accepted in the United States (otherwise referred to as GAAP), the Company expects to report its results for line of business segments beginning in the first quarter of 2011. The new model is intended to align with our operational organization along lines of business, and is expected to improve profitability.

Out of Period Adjustments  During 2009, the Company recorded adjustments to decrease product revenue by $10 million and cost of products by $7 million, which resulted in a net decrease in gross margin and net income of $3 million. The adjustments related to revenue incorrectly recorded during 2008 by the Company’s Japanese subsidiary. Also during 2009, the Company recorded an adjustment to operating expenses to recognize additional employee benefits at its Italian subsidiary. These costs, which were incurred in 2007 and 2008, reduced 2009 net income by $3 million. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors in 2009 was not material to the 2009 annual or interim financial statements.

Basis of Consolidation  The consolidated financial statements include the accounts of NCR and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR owns between 20% and 50%, and therefore, exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR does not exercise significant influence (generally, when NCR has an investment of less than 20% and no significant influence, such as representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company determined it is the primary beneficiary, consolidation of that entity would be required. For the periods presented, no variable interest entities have been consolidated.

Reclassifications  Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. None of the reclassifications affected previously reported net income or net income per common share.

Use of Estimates  The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Revenue Recognition  The Company records revenue, net of taxes, when it is realized, or realizable, and earned. The Company considers these criteria met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For product sales, delivery is deemed to have occurred when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. For services sales, revenue is recognized as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the services.

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

In situations where NCR’s solutions contain software that is more than incidental to the hardware and services, revenue related to the software and software-related elements is supported by vendor-specific objective evidence (VSOE). VSOE of selling price is established by the price charged when each element is sold separately. In situations where there is appropriate evidence for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. Under the residual method, the selling price of undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue.

NCR’s customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2010, 2009 and 2008, the revenue recognized from bill and hold transactions approximated 1% or less of total revenue.

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount equal to the selling price, based on objective and reliable evidence and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term.

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the Consolidated Balance Sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers.

Shipping and Handling  Costs related to shipping and handling are included in cost of products in the Consolidated Statements of Operations.

Cash and Cash Equivalents  All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents.

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

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized over the estimated useful lives of the resulting software. The Company amortizes capitalized software on a sum-of- the-years’ digits basis over three years beginning when the product is available for general release, as this approximates the sales pattern of the software. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The following table identifies the activity relating to total capitalized software:

In millions	2010	2009	2008
Beginning balance as of January 1	$102	$92	$75
Capitalization	57	61	63
Amortization	(52)	(51)	(46)

Ending balance as of December 31	$107	$102	$92

Goodwill and Other Intangible Assets  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. NCR has three reporting units which are: Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific and Japan (APJ). Total goodwill for each reporting unit is as follows: $55 million related to Americas, $33 million related to EMEA and $27 million related to APJ.

NCR’s annual impairment test is performed during the fourth quarter. The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. NCR uses a discounted cash flow model (DCF model) to estimate the current fair value of its reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

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

Property, Plant and Equipment  Property, plant and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $77 million, $68 million, and $58 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Valuation of Long-Lived Assets  Long-lived assets such as property, plant and equipment, and software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in the period in which the held for sale criteria is met. This analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Warranty and Sales Returns  Provisions for product warranties and sales returns and allowances are recorded in the period in which NCR becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period. The Company accrues sales returns and allowances using percentages of revenue to reflect the Company’s historical average of sales return claims.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations) gains and losses are recorded in the currency translation adjustment component of accumulated other comprehensive income (loss). Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other income or expense as exchange rates change.

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

We regularly review our investments to determine whether a decline in fair value, if any, below the cost basis is other than temporary. If the decline in the fair value is determined to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statement of Operations. For qualifying investments in debt or equity securities, a temporary impairment charge would be recognized in other comprehensive income (loss).

Environmental and Legal Contingencies  In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its consolidated financial statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed in Note 11, “Commitments and Contingencies,” and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2010 cannot currently be reasonably determined or are not currently considered probable.

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

Advertising  Advertising costs are recognized in selling, general and administrative expenses when incurred.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being sustained upon examination by authorities. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law and until such time that the related tax benefits are recognized.

Earnings Per Share  Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. See Note 8, “Employee Stock Compensation Plans,” for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows (in millions, except earnings per share) for the years ended December 31:

	2010	2009	2008
Income from continuing operations	$111	$58	$249
Income (loss) from discontinued operations, net of tax	23	(91)	(21)

Net income (loss) attributable to NCR common stockholders	$134	$(33)	$228

Weighted average outstanding shares of common stock	159.8	158.9	165.3
Dilutive effect of employee stock options and restricted stock	1.4	1.2	2.6

Common stock and common stock equivalents	161.2	160.1	167.9
Basic earnings (loss) per share:
From continuing operations	$0.69	$0.37	$1.51
From discontinued operations	0.15	(0.58)	(0.13)

Total basic earnings (loss) per share	$0.84	$(0.21)	$1.38

Diluted earnings (loss) per share:
From continuing operations	$0.69	$0.36	$1.48
From discontinued operations	0.14	(0.57)	(0.12)

Total diluted earnings (loss) per share	$0.83	$(0.21)	$1.36

Options to purchase 5.6 million, 7.0 million and 7.2 million shares of common stock for 2010, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation  Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. For all periods presented, the Company’s outstanding stock-based compensation awards are classified as equity except for certain awards granted to non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite service period. See Note 8, “Employee Stock Compensation Plans,” for more information on NCR’s stock-based compensation plans.

Recently Issued Accounting Pronouncements

In September 2009, the FASB ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. NCR is adopting this guidance effective January 1, 2011 and will apply it prospectively for new or materially modified arrangements. Under the consensus adopted by the EITF, use of the residual method, which the Company applies to many of its customer arrangements, will no longer be permitted. The new guidance will require the Company to use its best estimate of a deliverable’s selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously would have been allocated to delivered items, will instead be allocated on a relative fair value basis among all the deliverables. Management does not anticipate that the adoption of the guidance will have a material impact on its consolidated financial statements.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. NCR is adopting this guidance effective January 1, 2011 and will apply it prospectively for new or materially modified arrangements. Management does not anticipate that the adoption of the guidance will have a material impact on its consolidated financial statements.

Note 2 Supplemental Financial Information (in millions)

For the years ended December 31	2010	2009	2008
Other (income) expense, net
Interest income	$(5)	$(6)	$(23)
Impairment of an investment (Note 14)	14	24	—
Other, net	2	13	7

Total other (income) expense, net	$11	$31	$(16)

At December 31		2010	2009
Accounts Receivable
Trade		$878	$867
Other		63	53

Accounts Receivable, gross		941	920
Less: allowance for doubtful accounts		(13)	(24)

Total accounts receivable, net		$928	$896

Inventories
Work in process and raw materials, net		$143	$118
Finished goods, net		180	167
Service parts, net		418	401

Total inventories, net		$741	$686

Other current assets
Current deferred tax assets		$125	$104
Other		188	162

Total other current assets		$313	$266

Property, plant and equipment
Land and improvements		$43	$40
Buildings and improvements		234	275
Machinery and other equipment		818	695

Property, plant and equipment, gross		1,095	1,010
Less: accumulated depreciation		(666)	(654)

Total property, plant and equipment, net		$429	$356

Accumulated other comprehensive loss, net of tax
Currency translation adjustments		$(54)	$(84)
Unrealized gain on securities		2	3
Unrealized gain on derivatives		5	—
Actuarial losses and prior service costs on employee benefit plans		(1,288)	(1,428)

Total accumulated other comprehensive loss		$(1,335)	$(1,509)

Note 3 Restructuring and Real Estate Transactions

Organizational Realignment  In the second quarter of 2008, NCR commenced a global realignment initiative to reduce redundancies and process inefficiencies to become more customer-focused and market-driven. This initiative addressed legacy process inefficiencies and unbalanced resource allocation by focusing on organizational design, process re-engineering and business process outsourcing. The initiative resulted in reductions in employment and productivity improvements, while freeing up funds to invest in growth programs.

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

As of December 31, 2009, there was a related remaining accrued liability of $1 million. The organizational realignment was complete as of June 30, 2010 and the remaining accrued liability was reversed.

The actions taken generated annualized savings of approximately $40 million. The Company continues to identify additional opportunities focusing on organizational design, process re-engineering and business process outsourcing as part of our continuous improvement process.

Real Estate Transactions  During the year ended December 31, 2010, the Company recognized $10 million in gains from the sale of real estate in the Consolidated Statement of Operations which were recorded as a reduction to selling, general and administrative expenses, which includes $3 million of gains previously deferred. The net proceeds of $39 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows.

During the year ended December 31, 2009, the Company recognized $12 million in gains from the sale of real estate in the Consolidated Statement of Operations which were recorded as a reduction to selling, general and administrative expenses, which includes $3 million of gains previously deferred. The net proceeds of $11 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows.

During the year ended December 31, 2008, the Company recognized $30 million in gains from the sale of real estate in the Consolidated Statement of Operations, which includes $3 million of gains previously deferred. The net proceeds of $52 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows. Of the total gains recognized, $23 million related to the sale of properties in Canada which were recorded as a reduction to selling, general, and administrative expenses in the Consolidated Statement of Operations.

During the fourth quarter of 2002, in connection with announced restructuring efforts, NCR’s management approved a real estate consolidation and restructuring plan designed to accelerate the Company’s re-engineering strategies. A pre-tax restructuring cost of $16 million was recorded in the fourth quarter of 2002 to provide for contractual lease termination costs. The remaining lease obligations will expire over various dates through 2015. The Company reviews this reserve on a quarterly basis to determine whether the reserve is adequate based on current market conditions. The balance of this liability at December 31, 2010 and 2009 was $3 million. During 2010, the reserve decreased due to ongoing lease payments, which was offset by an increase due to a change in estimated sublease income based on current market conditions.

Note 4 Business Combinations and Investments

During 2010, the Company completed one acquisition and several strategic investments, for total cash consideration of approximately $24 million. In 2009, NCR completed two acquisitions and acquired the remaining 80.4% interest in an equity investment, for total cash consideration of $41 million. In 2008, the Company completed several strategic investments and acquisitions and acquired the remaining 3% minority interest in one of our subsidiaries, for a total cost of approximately $65 million. A description of each acquisition and investment, all of which were paid primarily in cash, is as follows:

2010 Acquisitions and Investments

•	1% minority investment in ViVOtech Inc. on March 18, 2010, bringing the Company’s total investment in ViVOtech Inc. to 6%. This additional investment was recorded as a cost method investment.

•

17% minority investment in Document Capture Technologies Inc. (DCT), a provider of imaging technology solutions on August 5, 2010. DCT’s product is designed to facilitate the way information is stored, shared and managed for business and personal use. The Company recorded this transaction as an equity method investment.

•

8% minority investment in MOD Systems Inc. on August 20, 2010, bringing the Company’s total investment in MOD Systems Inc. to 16%. Of this additional investment, 5% was recorded as an equity method investment and 3% was recorded as a cost method investment.

•	Acquisition of Mobiqa Limited on October 15, 2010, to enhance NCR’s self-service portfolio by incorporating mobile content optimization into the Company’s products.

2009 Acquisitions and Investments

•

Acquisition of the remaining 80.4% interest in TNR Holdings Corporation (TNR) on April 21, 2009 which provided the Company with access to additional markets for its DVD kiosks and enhanced kiosk technologies.

•	Acquisition of Netkey, Inc. on October 31, 2009, to extend NCR’s self-service portfolio into the digital media merchandising market.

•

Acquisition of DVDPlay on December 8, 2009, to extend NCR’s self-service portfolio in the entertainment line of business by increasing our DVD kiosk installations and enabling expansion into new markets.

2008 Acquisitions and Investments

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

In 2010, goodwill recognized in the acquisition was $14 million, none of which is expected to be deductible for tax purposes. In 2009, goodwill recognized in these transactions amounted to $15 million, of which, $11 million is expected to be fully deductible for tax purposes. In 2008, goodwill recognized was $19 million, of which, $2 million is expected to be fully deductible for tax purposes.

As a result of the acquisition in 2010, NCR recorded $2 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 3.9 years. In connection with business combinations in 2009, the Company recorded $16 million for identifiable intangible assets for intellectual property associated with software, customer contracts and trade names, which have a weighted-average amortization period of 3.8 years. As a result of the acquisitions in 2008, NCR recorded $3 million related to identifiable intangible assets consisting primarily of intellectual property associated with software and hardware as well as non-compete arrangements which have a weighted-average amortization period of approximately 3 years.

The operating results of these businesses have been included within NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures are not being provided because the impact of the acquisitions, both individually and in the aggregate, are not considered material to the periods in which they occurred. The purchase prices of these businesses, reported in other investing activities and business acquisitions, net in the Consolidated Statements of Cash Flows, have been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

Note 5 Goodwill and Other Identifiable Intangible Assets

The carrying amounts of goodwill by segment as of December 31, 2010 and 2009 are as follows:

	January 1, 2010				Foreign Currency Translation Adjustment	December 31, 2010
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions		Goodwill	Accumulated Impairment Losses	Total
Americas	$50	$(3)	$47	$8	$—	$58	$(3)	$55
EMEA	28	—	28	5	—	33	—	33
APJ	25	—	25	1	1	27	—	27

Total	$103	$(3)	$100	$14	$1	$118	$(3)	$115

	January 1, 2009				Foreign Currency Translation Adjustment	December 31, 2009
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions		Goodwill	Accumulated Impairment Losses	Total
Americas	$35	$(3)	$32	$15	$—	$50	$(3)	$47
EMEA	27	—	27	—	1	28	—	28
APJ	25	—	25	—	—	25	—	25

Total	$87	$(3)	$84	$15	$1	$103	$(3)	$100

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows:

	Original Amortization Life (in Years)	December 31, 2010		December 31, 2009
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Non-compete arrangements	3 - 5	$6	$(6)	$5	$(5)
Intellectual property	1 - 5	66	(51)	65	(43)

Total identifiable intangible assets		$72	$(57)	$70	$(48)

The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 4, “Business Combinations and Investments.”

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	December 31, 2010	For the years ended December 31 (estimated)
In millions		2011	2012	2013	2014	2015
Amortization Expense	$9	$5	$4	$3	$3	$—

Note 6 Debt Obligations

As of December 31, 2010, the Company’s long term debt was $10 million. The Company’s long-term debt mainly consists of $5 million in notes payable and $4 million related to the capital lease obligation described below as the Industrial Revenue Bond. The $5 million notes payable matures in 2020 and bears interest at a rate of 9.49% per annum.

During the second quarter of 2009, at their maturity date, the Company repaid the $300 million of senior unsecured notes, which had previously been classified as short-term debt on the Consolidated Balance Sheet.

Industrial Revenue Bond—During the third quarter of 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, whose terms provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt on NCR’s Consolidated Balance Sheet.

Revolving Credit Facility—On August 6, 2007, the Company amended and renewed its $500 million, five-year unsecured revolving credit facility to update certain terms and conditions. This replacement facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of December 31, 2010. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of December 31, 2010, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of December 31, 2010 and 2009, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million for NCR’s usage of letters of credit.

Fair Value of Debt—The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of December 31, 2010 and 2009, the fair value of debt was $13 million and $16 million, respectively. The decrease in the fair value of debt was primarily due to the repayment of short-term debt during 2010.

Note 7 Income Taxes

For the years ended December 31, income from continuing operations before income taxes consisted of the following:

In millions	2010	2009	2008
(Loss) income before income taxes
United States	$(109)	$(172)	$108
Foreign	195	228	208

Total income from continuing operations before income taxes	$86	$56	$316

For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2010	2009	2008
Income tax (benefit) expense
Current
Federal	$(8)	$1	$(15)
State	1	7	(1)
Foreign	44	67	74
Deferred
Federal	(25)	(52)	35
State	(1)	(6)	1
Foreign	(39)	(22)	(26)

Total income tax (benefit) expense	$(28)	$(5)	$68

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2010	2009	2008
Income tax (benefit) expense at the U.S. federal tax rate of 35%	$30	$20	$111
Foreign income tax differential	(23)	(33)	(42)
U.S. permanent book/tax differences	2	(1)	1
Tax audit settlements	—	—	(19)
Change in liability for unrecognized tax benefits	4	11	18
Japan valuation allowance release	(40)	—	—
Other, net	(1)	(2)	(1)

Total income tax (benefit) expense	$(28)	$(5)	$68

NCR’s tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2010 tax benefit was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that is no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country. The 2009 tax benefit was favorably impacted by the non-proportional benefit of the impairment charges incurred in the United States and by the mix of taxable profits and losses by country. During 2008, we favorably settled examinations with the Internal Revenue Service (IRS) for the tax years of 2000 through 2006 that resulted in a $19 million tax benefit. In addition, income tax expense was benefited in 2008 by $26 million from the repatriation of earnings from international subsidiaries at an effective tax rate lower than previously estimated.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2010	2009
Deferred income tax assets
Employee pensions and other benefits	$540	$550
Other balance sheet reserves and allowances	170	160
Tax loss and credit carryforwards	341	429
Capitalized research and development	57	59
Property, plant and equipment	23	27
Other	47	43

Total deferred income tax assets	1,178	1,268
Valuation allowance	(410)	(528)

Net deferred income tax assets	768	740

Deferred income tax liabilities
Capitalized software	11	12
Other	7	7

Total deferred income tax liabilities	18	19

Total net deferred income tax assets	$750	$721

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2010, our net deferred tax assets in the United States totaled approximately $597 million and realization of the related benefits was determined to be more likely than not. As of December 31, 2010, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $925 million. The tax attribute carryforwards, subject to expiration, expire in the years 2011 through 2030.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2010	2009
Gross unrecognized tax benefits—January 1	$288	$287
Increases related to tax positions from prior years	16	17
Decreases related to tax positions from prior years	(23)	(49)
Increases related to tax positions taken during the current year	30	55
Settlements with tax authorities	(11)	(2)
Lapses of statutes of limitation	(15)	(20)

Total gross unrecognized tax benefits—December 31	$285	$288

Of the total amount of gross unrecognized tax benefits as of December 31, 2010 up to $137 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals in the Consolidated Balance Sheet.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $9 million of benefit, $6 million of expense, and $4 million of expense for the years ended December 31, 2010, 2009, and 2008, respectively. The gross amount of interest and penalties accrued as of December 31, 2010 and 2009 was $60 million and $68 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although the Company resolved examinations for the tax years of 2000 through 2006 with the IRS in 2008, U.S. federal tax years are open from 2006 forward. In 2009, the IRS commenced an examination of our 2007 and 2008 income tax returns which is still ongoing. NCR and its subsidiaries also file income tax returns in international jurisdictions where statutes of limitations generally range from three to five years. Years beginning after 1996 are still open to examination by certain foreign taxing authorities, including several major taxing jurisdictions. In Japan, we are open to examination from 2001 onward. In Canada, we are open to examination from 1997 onward. During 2011, the Company expects to resolve certain Canadian tax matters related to 1997 through 2001. The settlement for these tax years could have a material impact on the effective tax rate and unrecognized tax benefits in 2011. Other than the Canada examination settlement, the Company does not expect any significant changes in unrecognized tax benefits in 2011.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2010 on approximately $1 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

See the Consolidated Statements of Changes in Stockholders’ Equity for details of the tax effects on the components of other comprehensive income and Note 9, “Employee Benefit Plans.”

Note 8 Employee Stock Compensation Plans

The Company recognizes all share-based payments, including grants of stock options, as compensation expense in the financial statements based on their fair value.

As of December 31, 2010, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2010	2009	2008
Stock options	$6	$14	$17
Restricted stock	15	(2)	24

Total stock-based compensation (pre-tax)	21	12	41
Tax benefit	(7)	(3)	(12)

Total stock-based compensation (net of tax)	$14	$9	$29

Stock-based compensation expense for the years ended December 31, 2010, 2009, and 2008 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $5.49 per share in 2010, $4.78 per share in 2009, and $7.11 per share in 2008 and was estimated based on the following weighted average assumptions:

	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	2.27%	1.98%	2.49%
Expected volatility	46.8%	44.1%	33.1%
Expected holding period (years)	4.8	5.0	5.1

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

Approximately 17 million shares are authorized to be issued under the 2006 Stock Incentive Plan (SIP). Details of the Company’s stock-based compensation plans are discussed below.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2010:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	9,643	$15.94
Granted	1,368	$12.96
Exercised	(654)	$9.89
Forfeited or expired	(798)	$18.34

Outstanding as of December 31	9,559	$15.72	5.81	$18

Fully vested and expected to vest as of December 31	9,394	$15.74	5.76	$18

Exercisable as of December 31	6,858	$15.69	4.84	$13

The total intrinsic value of all options exercised was $3 million in 2010, $1 million in 2009, and $12 million in 2008. Cash received from option exercises under all share-based payment arrangements was $6 million in 2010, $4 million in 2009, and $11 million in 2008. The tax benefit realized from these exercises was $1 million in 2010, minimal in 2009, and $3 million in 2008. As of December 31, 2010, there was $12 million of total unrecognized compensation cost related to unvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

The SIP also provides for the issuance of restricted stock, as well as restricted stock units. These types of awards can have either service-based or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee. Any grant of restricted stock or restricted stock units is subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. Performance-based grants are subject to future performance measurements, which include NCR’s achievement of specific return on capital and cumulative net operating profit levels (as defined in the SIP) during the performance period. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the year ended December 31, 2010:

Shares in thousands	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested shares as of January 1	4,192	$13.45
Shares granted	3,049	$12.93
Shares vested	(726)	$21.53
Shares forfeited	(2,688)	$10.47

Unvested shares as of December 31	3,827	$13.79

The total intrinsic value of shares vested and distributed was $9 million in 2010, $5 million in 2009, and $5 million in 2008. As of December 31, 2010, there was $31 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

The following table represents the composition of restricted stock grants in 2010:

Shares in thousands	Number of Shares	Weighted Average Grant- Date Fair Value
Service-based shares	1,682	$12.99
Performance-based shares	1,367	$12.86

Total restricted stock grants	3,049	$12.93

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.4 million shares in 2010, 0.5 million shares in 2009, and 0.3 million shares in 2008 for approximately $5 million in 2010, $5 million in 2009, and $6 million in 2008. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 2.5 million authorized shares remain unissued as of December 31, 2010.

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

NCR recognizes the funded status of each applicable plan on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Changes to the funded status are recognized as a component of accumulated other comprehensive loss in stockholders’ equity.

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

Amounts to be Recognized

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2011 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$6	$6	$(18)	$(2)
Actuarial loss	$116	$61	$177	$4	$13

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR’s pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation as of January 1	$3,404	$3,227	$1,963	$1,645	$5,367	$4,872
Gross Service Cost	—	—	17	18	17	18
Interest Cost	190	195	89	92	279	287
Amendment	—	—	9	(1)	9	(1)
Actuarial loss (gain)	203	178	—	211	203	389
Benefits paid	(202)	(196)	(114)	(111)	(316)	(307)
Currency translation adjustments	—	—	(37)	109	(37)	109

Benefit obligation as of December 31	$3,595	$3,404	$1,927	$1,963	$5,522	$5,367

Accumulated benefit obligation as of December 31	$3,595	$3,404	$1,850	$1,886	$5,445	$5,290

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR’s pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2010	2009	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets as of January 1	$2,582	$2,208	$1,737	$1,467	$4,319	$3,675
Actual return on plan assets	303	561	136	190	439	751
Company contributions	9	9	96	74	105	83
Benefits paid	(202)	(196)	(114)	(111)	(316)	(307)
Currency translation adjustments	—	—	(25)	115	(25)	115
Plan participant contributions	—	—	3	2	3	2

Fair value of plan assets as of December 31	$2,692	$2,582	$1,833	$1,737	$4,525	$4,319

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2010	2009	2010	2009	2010	2009
Funded Status	$(903)	$(822)	$(94)	$(226)	$(997)	$(1,048)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$286	$244	$286	$244
Current liabilities	(8)	(8)	(16)	(16)	(24)	(24)
Noncurrent liabilities	(895)	(814)	(364)	(454)	(1,259)	(1,268)

Net amounts recognized	$(903)	$(822)	$(94)	$(226)	$(997)	$(1,048)

Amounts recognized in the accumulated other comprehensive loss
Net actuarial loss	$1,021	$1,074	$765	$883	$1,786	$1,957
Prior service cost	—	1	9	(1)	9	—

Total	$1,021	$1,075	$774	$882	$1,795	$1,957

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $4,376 million, $4,431 million, and $3,162 million, respectively, as of December 31, 2010, and $4,310 million, $4,254 million and $3,030 million, respectively, as of December 31, 2009.

The net periodic benefit (income) cost of the pension plans for years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net service cost	$—	$—	$—	$15	$17	$27	$15	$17	$27
Interest cost	190	195	195	89	92	103	279	287	298
Expected return on plan assets	(166)	(180)	(248)	(109)	(110)	(124)	(275)	(290)	(372)
Settlement charge	—	—	—	8	3	4	8	3	4
Amortization of:
Prior service cost	—	—	—	—	1	7	—	1	7
Actuarial loss	119	94	1	62	47	60	181	141	61

Net periodic benefit (income) cost	$143	$109	$(52)	$65	$50	$77	$208	$159	$25

During 2009, NCR closed its United Kingdom-based manufacturing operation, resulting in a significant reduction in the number of employees enrolled in one of our defined benefit plans. The workforce reduction was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of July 1, 2009. As a result, the pension liability and accumulated other comprehensive loss were increased by $35 million. This curtailment did not have a material impact on net income from continuing operations in 2009.

In May of 2009, NCR completed a consultation process with employee representatives, which was required to freeze the benefits in one of our United Kingdom defined benefit plans, effective July 1, 2009. This action was accounted for as a curtailment and as such, the actuarial liability associated with the plan was re-measured as of May 31, 2009. As a result, the prepaid pension asset and accumulated other comprehensive income were reduced by $85 million. This curtailment did not have a material impact on net income from continuing operations in 2009.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.3%	5.8%	4.6%	4.9%	5.0%	5.4%
Rate of compensation increase	N/A	N/A	3.5%	3.7%	3.5%	3.7%

The weighted average rates and assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.8%	6.3%	6.3%	4.9%	5.3%	5.4%	5.4%	5.9%	5.9%
Expected return on plan assets	7.5%	7.8%	7.8%	6.0%	6.1%	6.3%	6.9%	7.1%	7.2%
Rate of compensation increase	N/A	N/A	N/A	3.7%	3.9%	4.1%	3.7%	3.9%	4.1%

The discount rate used to determine December 31, 2010 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumptions for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatilities generate higher returns over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data are all used to review and assess the results for reasonableness and appropriateness.

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $2,421 million and $2,322 million as of December 31, 2010 and 2009, respectively, which is less than the fair value of plan assets by $269 million and less than the fair value of plan assets by $258 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. pension plan, unrecognized net losses of $349 million are not expected to be amortized during fiscal 2011. The remaining unrecognized net losses in excess of the corridor are $915 million and are being amortized over the expected remaining service periods of active plan participants (approximately 8.0 years during fiscal 2011). Similar approaches are employed in amortizing gains and losses for NCR’s other U.S. and international plans.

Plan Assets  The weighted average asset allocations as of December 31, 2010 and 2009 by asset category are as follows:

	U.S. Pension Fund			International Pension Funds
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2010	2009		2010	2009
Equity securities	38%	56%	32-41%	45%	50%	43-56%
Debt securities	59%	39%	54-66%	44%	39%	34-46%
Real estate	3%	5%	2-4%	5%	6%	4-7%
Other	0%	0%	0-1%	6%	5%	4-7%

Total	100%	100%		100%	100%

The fair value of plan assets as of December 31, 2010 and 2009 by asset category is as follows:

	Notes	U.S.				International
		Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
In millions
Assets
Equity securities:
Preferred stock	1	$3	$3	$—	$—	$—	$—	$—	$—
Common stock	1	554	553	—	1	483	483	—	—
Fixed income securities:
Government securities	2	138	—	138	—	—	—	—	—
Corporate debt	3	351	—	351	—	178	—	178	—
Other types of investments:
Money market funds		35	—	35	—	38	—	38	—
Common and commingled trusts—Equities	4	365	—	365	—	317	—	317	—
Common and commingled trusts—Bonds	4	872	—	872	—	521	—	521	—
Common and commingled trusts—Short Term Investments	4	53	—	53	—	—	—	—	—
Common and commingled trusts—Balanced	4	1	—	1	—	36	—	36	—
Partnership/joint venture interests—Real estate	5	30	—	—	30	—	—	—	—
Partnership/joint venture interests—Other	5	75	—	—	75	55	—	—	55
Mutual funds	4	178	178	—	—	35	35
Insurance products	4	—	—	—	—	51	—	51	—
Real estate and other	5	37	34	—	3	119	—	—	119

Total		$2,692	$768	$1,815	$109	$1,833	$518	$1,141	$174

In millions	Notes	U.S.				International
		Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)

Assets
Equity securities:
Preferred stock	1	$6	$6	$—	$—	$—	$—	$—	$—
Common stock	1	879	870	—	9	439	439	—	—
Fixed income securities:
Government securities	2	31	—	31	—	—	—	—	—
Corporate debt	3	230	—	220	10	78	—	78	—
Other types of investments:
Money market funds		48	—	48	—	22	—	22	—
Common and commingled trusts—Equities	4	467	—	467	—	408	33	375	—
Common and commingled trusts—Bonds	4	632	—	632	—	538	—	538	—
Common and commingled trusts—Short Term Investments	4	19	—	19	—	—	—	—	—
Common and commingled trusts—Balanced	4	—	—	—	—	33	—	33	—
Partnership/joint venture interests—Real estate	5	28	—	—	28	54	—	—	54
Partnership/joint venture interests—Other	5	73	—	—	73	—	—	—	—
Mutual funds	4	96	96	—	—	9	9
Insurance products	4	—	—	—	—	50	—	50	—
Real estate and other	5	73	68	1	4	106	—	17	89

Total		$2,582	$1,040	$1,418	$124	$1,737	$481	$1,113	$143

Notes:

1 -	Common and preferred stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.
2 -	Government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the security is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields on similar instruments but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
3 -	Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.
4 -

Common/collective trusts and registered investment companies (RICs) such as mutual funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments. This valuation approach is often used in valuing insurance products with underlying investments in mutual funds, commingled funds and pooled separate accounts.

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

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2008	$91	$134
Realized and unrealized gains and losses, net	11	12
Purchases, sales and settlements, net	20	(3)
Transfers in, net	2	—

Balance, December 31, 2009	$124	$143
Realized and unrealized gains and losses, net	10	16
Purchases, sales and settlements, net	(7)	(2)
Transfers in, net	(18)	17

Balance, December 31, 2010	$109	$174

Investment Strategy  NCR has historically employed a total return investment approach, whereby a mix of equities, fixed-income and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the value of assets held by the U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bonds, corporate bonds, mortgage-backed securities) and credit quality. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2010	2009
Change in benefit obligation
Benefit obligation as of January 1	$111	$116
Gross service cost	—	—
Interest cost	5	6
Amendment	(44)	—
Actuarial (gain) loss	(6)	6
Plan participant contributions	5	6
Benefits paid	(16)	(23)

Benefit obligation as of December 31	$55	$111

In December 2010, the Company approved and announced changes in the benefits provided under its previously closed U.S. Post-65 Retiree Medical Plan effective February 1, 2011. With these changes, the majority of the Plan’s participants will receive a fixed subsidy instead of the indemnity benefit previously provided. This change reduced the Company’s postretirement plan liability and accumulated other comprehensive loss by $44 million.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2010	2009
Benefit obligation	$(55)	$(111)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(10)	$(15)
Noncurrent liabilities	(45)	(96)

Net amounts recognized	$(55)	$(111)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$42	$51
Prior service credit	(120)	(88)

Total	$(78)	$(37)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2010	2009	2008
Interest cost	$5	$7	$7
Net service cost	—	—	—
Amortization of:
Prior service benefit	(13)	(13)	(13)
Actuarial loss	4	3	4

Net periodic benefit (income) cost	$(4)	$(3)	$(2)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2010	2009	2010	2009	2008
Discount rate	4.3%	5.0%	5.0%	6.3%	6.0%

Assumed healthcare cost trend rates as of December 31 were:

	2010		2009
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	9.0%	7.0%	9.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2018	2018	2018	2018

In addition, a one percentage point change in assumed healthcare cost trend rates would have the following effects on the postretirement benefit income and obligation:

In millions	1% Increase	1% Decrease
Service cost and interest cost for the year ended December 31, 2010	$—	$—
Postretirement benefit obligation as of December 31, 2010	$2	$(2)

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR’s postemployment plan was:

	Postemployment Benefits
In millions	2010	2009
Change in benefit obligation
Benefit obligation as of January 1	$307	$327
Restructuring program cost	(1)	—
Service cost	22	25
Interest cost	11	13
Amendments	(5)	—
Benefits paid	(51)	(56)
Foreign currency exchange	—	6
Actuarial (gain) loss	30	(8)

Benefit obligation as of December 31	$313	$307

The following tables present the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2010	2009
Benefit obligation	$(313)	$(307)

Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(49)	$(48)
Noncurrent liabilities	(264)	(259)

Net amounts recognized	$(313)	$(307)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$129	$112
Prior service credit	(6)	(2)

Total	$123	$110

The net periodic benefit cost of the postemployment plan for years ended December 31 was:

In millions	Postemployment Benefits
	2010	2009	2008
Service cost	$22	$25	$23
Interest cost	11	13	15
Amortization of:
Prior service cost	(1)	(1)	—
Actuarial loss	12	12	13

Net benefit cost	$44	$49	$51
Restructuring severance cost	(1)	—	40

Net periodic benefit cost	$43	$49	$91

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2010	2009	2010	2009	2008
Discount rate	3.9%	4.3%	4.3%	4.6%	5.3%
Salary increase rate	3.4%	3.6%	3.6%	3.6%	4.1%
Involuntary turnover rate	5.5%	5.0%	5.0%	5.0%	5.0%

The below table presents each relevant component of other comprehensive income related to NCR’s benefit plans as of December 31, 2010, including the tax effects of each component:

In millions	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax amount
Prior service cost during year	$40	$(16)	$24
Amortization of prior service cost	(14)	5	(9)
Net loss arising during year	(62)	36	(26)
Actuarial gain (loss) included in benefits expense	203	(52)	151

Total benefit plans	$167	$(27)	$140

Cash Flows Related to Employee Benefit Plans

Cash Contributions  NCR does not expect to be required to contribute to the U.S. qualified pension plan in 2011; however, the Company plans to contribute approximately $115 million to the international pension plans and $10 million to the executive pension plan in 2011. Due to the decline in the fair value of our pension plan assets in 2008, we continue to have a significant, underfunded pension obligation that may require material increases in cash contributions in future years. The Company also expects to make contributions of $10 million to the U.S. postretirement plan and $50 million to the postemployment plan in 2011.

Estimated Future Benefit Payments  NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2011	$225	$99	$324	$10	$50
2012	$228	$100	$328	$8	$47
2013	$231	$100	$331	$7	$45
2014	$233	$101	$334	$6	$43
2015	$234	$99	$333	$6	$41
2016-2020	$1,214	$510	$1,724	$18	$173

Savings Plans  U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $8 million in 2010, $8 million in 2009, and $19 million in 2008. The expense under international and subsidiary savings plans was $14 million in 2010, $15 million in 2009, and $15 million in 2008.

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

Foreign Currency Exchange Risk  Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and of foreign currency denominated sales by our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (loss) (AOCI) and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2010, the balance in accumulated other comprehensive income related to foreign exchange forward derivative transactions was $5 million, all of which related to instruments expiring in 2011. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk  Interest rate risk associated with our borrowing is not considered material to our consolidated financial position, results of operations or cash flows as of December 31, 2010 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of December 31, 2010.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

In millions	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	December 31, 2010			December 31, 2010
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$96	$7	Other liabilities	$105	$2

Total derivatives designated as hedging instruments			$7			$2

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$79	$2	Other liabilities	$70	$1

Total derivatives not designated as hedging instruments			$2			$1

Total derivatives			$9			$3

In millions	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	December 31, 2009			December 31, 2009
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other assets	$—	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments			$—			$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$56	$1	Other liabilities	$53	$1

Total derivatives not designated as hedging instruments			$1			$1

Total derivatives			$1			$1

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 are as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Foreign exchange forward contracts	$5	$8	Cost of Products	$3	$(9)	Other income (expense)	$—	$1

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Foreign exchange forward contracts	Other income (expense)	$—	$(6)
Foreign exchange forward contracts	Cost of products	$(1)	$6

Refer to Note 14, “Fair Value of Assets and Liabilities,” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Concentration of Credit Risk  NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2010 and 2009, NCR did not have any major concentration of credit risk related to financial instruments.

Note 11 Commitments and Contingencies

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2010 cannot currently be reasonably determined.

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

In August 2009, a federal court in Ohio granted motions for summary judgment against NCR in two companion class actions brought on behalf of certain unionized retirees who claimed that the Company’s 2003 decision to terminate certain benefits payable on death violated collective bargaining agreements and other rights. The Company has appealed the decision to the Sixth Circuit Court of Appeals. If affirmed on appeal, the decision will require the Company to restore the death benefit, at an approximate cost of $6 million, which NCR recognized as other expense during 2009. A settlement of approximately $3 million has been preliminarily approved by the federal district court, and a final hearing to approve the settlement and to consider any objections from class members, is set for March 2011.

In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company’s consumables business in 2003. The Company has moved to set aside the jury verdict, and if that motion is not granted the Company plans to appeal.

In a patent infringement cased filed by a company known as Automated Transactions, Limited (ATL) and scheduled to be tried in federal court in Delaware in March 2011, the Company has agreed to defend and indemnify it customers, 7-Eleven and Cardtronics. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. The U.S. Patent and Trademark Office (USPTO) has rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL has filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case scheduled to be tried in March 2011. While the Company does not believe that the patent claims in the case to be tried are meritorious, if ATL’s claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and could adversely impact its ATM business.

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

In the October 2010 lawsuit discussed below, the federal and state governments assert certain claims against the eight parties referenced above as well as four other entities. The claims, filed under CERCLA and other statutes, relate to the presence of PCBs at the Fox River site, and as a result the four newly named parties are properly viewed as additional PRPs with respect to the site. Those entities are NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation and the City of Appleton, Wisconsin.

During the past several years, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) (together, the Governments) assessed and developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay, contained in various Records of Decisions (RODs) issued in January 2003, July 2003 and June 2007 (the last is referred to as the Amended ROD). In general, the clean-up plan or remedy calls for a combination of dredging and capping to remediate the sediments in the river, and for monitored natural attenuation in the Bay of Green Bay. Since 2004, the Company has been involved in certain aspects of the clean-up project, including performance, with GP, of engineering design work for the clean-up under an Administrative Order on Consent (AOC) that the Company and GP entered into with the Governments. In addition, the Company, with U.S. Paper Mills, performed specific remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November 2006.

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

In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Prior to this, Tetra Tech had performed certain preparatory work pursuant to an interim contract with API. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API fund the LLC’s operations on a regular basis in accordance with the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The maximum obligation under the Company’s note, formerly $20 million, is now approximately $16 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR and API share their portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million.

In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of December 31, 2010, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA and under various state law theories have been filed and are pending against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.

On December 16, 2009, the court issued a ruling cancelling the Phase I trial and granting motions for summary judgment filed by certain of the defendants against NCR and API. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River clean-up (the ruling does not affect the Governments’ potential claims against such parties). The court based this ruling on a finding that NCR should have known, in the late 1960s, that the use of PCBs in carbonless copy paper presented an “appreciable risk of serious and long-lasting damage,” whereas, it concluded, defendants did not know of PCB risks until after the majority of PCBs were released to the river. The court’s ruling was also based on a finding that because NCR chose to use and introduce PCBs into the stream of commerce, it should bear the financial consequences of that decision. The Company intends to appeal the ruling to the United States Court of Appeals for the Seventh Circuit. In light of a subsequent February 2010 order by the district court denying a request to initiate an immediate appeal, the Company currently does not expect to be able to prosecute its appeal until the remaining claims in the litigation, including counterclaims brought by the defendants against NCR and API for reimbursement of previously incurred expenses and other matters, are resolved. Potentially dispositive motions regarding those counterclaims were argued on September 1, 2010. No decision on these motions has been issued as yet.

In 2009, the Governments filed a separate action in Wisconsin federal court to lodge and seek approval of two consent decrees involving twelve of the defendants in the allocation litigation (none of whom are recipients of the Order). The consent decrees, if approved, would require a total payment from the settling parties of approximately $2 million and in exchange would provide protection against claims for contribution under Section 113 of CERCLA decrees (including claims by NCR/API). NCR/API intervened in this action and formally opposed entry of the consent decrees, principally on the ground that insufficient investigation had been performed by the Governments to determine whether the proposed settlements were fair, reasonable and adequate under CERCLA. On December 16, 2009 and April 20, 2010, the judge presiding over the allocation litigation approved the consent decrees. NCR/API appealed both of these rulings to the United States Court of Appeals for the Seventh Circuit and the matter was argued on January 12, 2011. A decision is pending.

On October 14, 2010, the Governments filed a lawsuit in federal court in Wisconsin against twelve parties, including the companies named in the Order mandating the clean-up (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc,. Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The suit seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight Order recipients are required to comply with its provisions, which constitutes the Governments’ initial steps to enforce the Order against the Order recipients other than NCR and API. With respect to NCR, there are no claims asserted against the Company in the Government’s lawsuit that were not previously contemplated in the Company’s Fox River reserve, as discussed herein.

In the quarter ended December 31, 2010, the Governments publicly announced proposed monetary settlements of Fox-River-related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and against other federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, if approved, would release GP from liability and provide contribution protection for claims relating to government oversight costs and for claims relating to clean-up actions upriver of GP’s facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). The settlement with Brown County, the City of Green Bay and the United States would release these entities and provide contribution protection for all claims relating to the Fox River site. The Company filed administrative objections to the proposed settlement with GP, and expects to file similar administrative comments with respect to the other settlements. The United States and the State of Wisconsin moved the Court to enter the GP consent decree and the Company has opposed the motion.

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

For the first factor described above, NCR utilizes a best estimate of $930 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $930 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation), and the NCR-API share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $986 million.

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

Third, for the NCR/API shares of NRD, which is discussed above, NCR uses a best estimate. The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 ruling described above, NCR’s reserve at December 31, 2010 assumes that NCR and API will be responsible for the full extent of the clean-up activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company uses the low end of a range of equally possible outcomes, the high end of which could increase the Company’s reserve up to $25 million. The Company will seek to overturn the December 16, 2009 ruling on appeal, and believes that the NCR/API allocable share of total site costs is less than 100%, based on, among other things, equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, however, the Company assumes in its reserve that NCR and API will pay for the full extent of the clean-up. At this point the Company is unable to determine whether the defendants in the allocation litigation will pay portions of the Fox River liability and, if so, in what amount. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

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

In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities (including both group and individual settlements for some entities and the consent decrees the Governments are seeking with respect to certain parties); the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeal referenced above; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Governments’ October 2010 litigation or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the clean-up more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of December 31, 2010, the net reserve for the Fox River matter was approximately $199 million, compared to $202 million as of December 31, 2009. This decrease in the reserve is due primarily to payments for clean-up activities and legal fees during 2010. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of December 31, 2010 and 2009, approximately $5 million and $3 million, respectively, remained from this funding and was recorded in other current assets in the Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and what was formerly known as Lucent Technologies, and specifically relates to shared contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $86 million as of December 31, 2010 and $120 million as of December 31, 2009, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company does not expect to achieve the threshold before late 2011 or 2012.

In connection with the Fox River and other matters, through December 31, 2010, NCR has received a combined total of approximately $148 million in connection with settlements reached with its principal insurance carriers; and an additional $10 million is expected to be received in the future under the contractual terms of some of the settlements. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.

In the year ended December 31, 2010, NCR reached settlements with several insurers which resulted in income of $31 million, or $20 million after tax, which is included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Operations. In the year ended December 31, 2009, NCR reached settlements with several insurers totaling $13 million, offset by a $156 million increase in NCR’s estimated liability due to an update for estimated total costs driven primarily by the December 16, 2009 court decision which resulted in a net charge of $143 million, or $91 million after tax, included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Operations.

As of December 31, 2010, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.

In November 2010, the United States Environmental Protection Agency (EPA) issued a “general notice letter” to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Site) in Michigan. (Three other parties—International Paper, Mead Corporation, and Consumers Energy—also received general notice letters at or about the same time.) EPA asserts that the site is contaminated by various substances, primarily PCBs as a result of discharges by various paper mills located along the river. EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that “NCR may be liable under Section 107 of CERCLA … as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site.” EPA stated that it “may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations.” The Company disagrees that it may have liability at the Kalamazoo River Site, and will dispute such claims if formally asserted by the EPA.

Also in connection with the Kalamazoo River Site, in December 2010 the Company, along with International Paper Company, was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at that site. The suit asks that the Company pay a “fair portion” of the GP entities’ costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an “arranger” under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan; the Company was not a party to that litigation, and has filed a motion to transfer the case to the Michigan federal court. The Company expects to contest the allegations in the GP suit vigorously.

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

Guarantees and Product Warranties  Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s consolidated financial statements. NCR had no obligations related to such guarantees and therefore, its consolidated financial statements do not have any associated liability balance as of December 31, 2010 or 2009.

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

The following table identifies the activity relating to the warranty reserve for the following years:

In millions	2010	2009	2008
Warranty reserve liability
Beginning balance as of January 1	$25	$24	$13
Accruals for warranties issued	48	47	51
Settlements (in cash or in kind)	(49)	(46)	(40)

Ending balance as of December 31	$24	$25	$24

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of the customer for its use of the Company’s products. From time to time, NCR also enters into agreements in connection with its acquisition and divesture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Purchase Commitments  The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR’s key transaction processing activities and functions are performed.

Leases  NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments under non-cancelable operating leases as of December 31, 2010, for the following fiscal years were:

In millions	2011	2012	2013	2014	2015	Thereafter
Minimum lease obligations	$53	$45	$37	$31	$22	$26

Total rental expense for operating leases was $53 million in 2010, $54 million in 2009, and $58 million in 2008.

Note 12 Segment Information and Concentrations

Operating Segment Information  For the year ended December 31, 2010, 2009 and 2008, NCR managed and reported its business in the following three segments:

•	Americas;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific and Japan (APJ).

Each of these segments derives revenue by selling products and services to the financial services, retail and hospitality, travel and gaming and healthcare industries. The Americas region also includes revenues from sales in the entertainment industry. The Company’s products, services and solutions enable NCR’s customers to connect, interact and transact with their customers, and include: ATM hardware and software; traditional point-of-sale and self-checkout solutions; self-service kiosk solutions; business consumables; solutions that digitally capture, process and retain item-based transactions; maintenance of NCR solutions; consulting, installation and customer support services; as well as the maintenance and sale of third-party products and services. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin. Segment assets are not included in this assessment of segment performance. The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Intersegment sales and transfers are not material.

In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense, as well as other significant nonrecurring items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents revenue and gross margin by segment:

In millions	2010	2009	2008
Revenue by segment
Americas	$2,123	$2,022	$2,269
EMEA	1,714	1,649	2,066
APJ	982	941	980

Total revenue	4,819	4,612	5,315
Gross margin by segment
Americas	457	386	437
EMEA	404	401	556
APJ	219	207	237

Total segment gross margin	1,080	994	1,230

Selling, general and administrative expenses	609	586	696
Research and development expenses	138	124	134
Pension expense	208	159	25
Other adjustments (1)	26	28	53

Income from operations	$99	$97	$322

(1)	Other adjustments in 2010 include $8 million litigation charge and $18 million for incremental costs directly related to the relocation of the worldwide headquarters. Other adjustments in 2009 include $22 million charge for the impairment of assets related to an equity investment and $6 million of incremental costs directly related to the relocation of the worldwide headquarters. Other adjustments in 2008 include $57 million of organizational realignment costs, $12 million of legal costs, and a $16 million gain on the sale of a manufacturing facility in Canada.

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2010	2009	2008
Product revenue	$2,403	$2,234	$2,861
Professional and installation services revenue	586	578	638

Total solution revenue	2,989	2,812	3,499
Support services revenue	1,830	1,800	1,816

Total revenue	$4,819	$4,612	$5,315

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

Segment assets as of December 31 were:

In millions	2010	2009
Segment assets
Americas	$1,147	$936
EMEA	630	677
APJ	481	486

Total segment assets	2,258	2,099
Assets not allocated to the segments:
Cash and cash equivalents	496	451
Prepaid pension cost	286	244
Deferred income taxes	630	617
Other assets not attributable to segments	691	683

Consolidated total assets	$4,361	$4,094

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2010	%	2009	%	2008	%
Revenue by Geographic Area
United States	$1,551	32%	$1,609	35%	$1,787	33%
Americas (excluding United States)	572	12%	413	9%	482	9%
Europe, Middle East, and Africa	1,714	36%	1,649	36%	2,066	39%
Japan	336	7%	328	7%	352	7%
Asia Pacific (excluding Japan)	646	13%	613	13%	628	12%

Consolidated revenue	$4,819	100%	$4,612	100%	$5,315	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2010	2009
Property, plant and equipment, net
United States	$128	$181
Americas (excluding United States)	165	21
Europe, Middle East, and Africa	43	71
Japan	59	55
Asia Pacific (excluding Japan)	34	28

Consolidated property, plant and equipment, net	$429	$356

Concentrations  No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2010, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

Note 13 Quarterly Information (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2010
Total revenues	$1,029	$1,177	$1,207	$1,406
Gross margin	$191	$241	$246	$286
Operating (loss) income	$(18)	$31	$34	$52
(Loss) income from continuing operations, net of tax	$(17)	$20	$80	$31
Income from discontinued operations, net of tax	$—	$11	$5	$7
Net income (loss) attributable to noncontrolling interests	$2	$—	$2	$(1)

Net (loss) income attributable to NCR	$(19)	$31	$83	$39

Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.11)	$0.12	$0.49	$0.20

Diluted	$(0.11)	$0.12	$0.48	$0.20

Net (loss) income per common share:
Basic	$(0.12)	$0.19	$0.52	$0.24

Diluted	$(0.12)	$0.19	$0.51	$0.24

2009
Total revenues	$1,008	$1,124	$1,135	$1,345
Gross margin	$184	$229	$224	$246
Operating (loss) income	$(10)	$39	$29	$39
(Loss) income from continuing operations, net of tax	$(17)	$21	$17	$40
Income (loss) from discontinued operations, net of tax	$3	$3	$—	$(97)
Net income (loss) attributable to noncontrolling interests	$1	$1	$2	$(1)

Net (loss) income attributable to NCR	$(15)	$23	$15	$(56)

Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.11)	$0.13	$0.09	$0.26

Diluted	$(0.11)	$0.13	$0.09	$0.25

Net (loss) income per common share:
Basic	$(0.09)	$0.14	$0.09	$(0.35)

Diluted	$(0.09)	$0.14	$0.09	$(0.35)

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

Note 14 Fair Value of Assets and Liabilities

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010 and 2009 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value as of December 31, 2010
Assets:
Deposits held in money market funds *	$155	$155	$—	$—
Available for sale securities **	11	11	—	—
Foreign exchange forward contracts ***	9	—	9	—

Total	$175	$166	$9	$—

Liabilities:
Foreign exchange forward contracts ***	$3	$—	$3	$—

Total	$3	$—	$3	$—

		Fair Value Measurements at Reporting Date Using
In millions		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value as of December 31, 2009
Assets:
Deposits held in money market funds *	$134	$134	$—	$—
Available for sale securities **	13	13	—	—
Foreign exchange forward contracts ***	1	—	1	—

Total	$148	$147	$1	$—

Liabilities:
Foreign exchange forward contracts ***	$1	$—	$1	$—

Total	$1	$—	$1	$—

*	Deposits Held in Money Market Funds A portion of the Company’s excess cash is held in money market funds which generate interest income based on prevailing market rates. Money market fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
**	Available-For-Sale Securities The Company has investments in mutual funds and equity securities that are valued using the market approach with quotations from the NASDAQ stock exchange and two stock exchanges in Japan. As a result, available-for-sale securities are classified within Level 1 of the valuation hierarchy.
***	Foreign Exchange Forward Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward contracts. The foreign exchange forward contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents the Company’s assets that were measured at fair value on a non-recurring basis:

		Fair Value Measurements at Reporting Date Using
In millions					Total Losses
Description	Fair Value Measurements During the Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2010
Intellectual property	$1	$—	$—	$1	$—
Customer contract and trade names	$1	$—	$—	$1	$—
Investment in MOD Systems	$—	$—	$—	$—	$(14)

Total	$2	$—	$—	$2	$(14)

		Fair Value Measurements at Reporting Date Using
In millions					Total Losses
Description	Fair Value Measurements During the Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	For the Year Ended December 31, 2009
Intellectual property	$8	$—	$—	$8	$—
Customer contract and trade names	$8	$—	$—	$8	$—
Investment in TNR	$—	$—	$—	$—	$(5)
Investment in ePlay	$—	$—	$—	$—	$(19)

Total	$16	$—	$—	$16	$(24)

NCR measures certain assets including intangible assets and cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when initially valued and when they are deemed to be other-than-temporarily impaired.

NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. We measured the fair value of our investment in MOD Systems Inc. in 2010 and TNR and ePlay in 2009 utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with each investment. For the years ended December 31, 2010 and 2009, we recorded $14 million and $24 million, respectively, in other-than-temporary impairment charges in other (income) expense, net in the Consolidated Statements of Operations.

In conjunction with an acquisition in 2010 as described in Note 4, “Business Combinations and Investments”, NCR recognized intangible assets for proprietary technology and customer relationships of $2 million. In conjunction with 2009 acquisitions, NCR recognized intangible assets for customer contracts, trade names and intellectual property of $16 million. We measured the fair value of the customer contracts and intellectual property through the use of discounted cash flows expected to be earned by the contracts, which required the use of unobservable inputs, including assumptions on projected revenue, expenses, and earnings, as well as a discount rate determined by management’s estimates of the risk profile associated with the contract. We measured the fair value of trade names acquired in the transaction based on a relief from royalty approach, which required the use of unobservable inputs, including comparable royalty rates in the media and entertainment industry as well as expected revenues over the estimated life of the trade names.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this report, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objective and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as stated in their report which appears in this Form 10-K.

/s/ WILLIAM NUTI	/s/ ROBERT FISHMAN
William Nuti	Robert Fishman
Chairman of the Board, Chief Executive Officer and President	Senior Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2010 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

We have a Code of Conduct that sets the standard for ethics and compliance for all of our employees. Our Code of Conduct is available on the Corporate Governance page at our website at http://investor.ncr.com under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of the Executive Officers on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2010 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2010 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2010 year, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2010 year, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Form 10-K report:

2. Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts is included in this Form 10-K report on page 98. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K report.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of August 27, 2007 between NCR Corporation and Teradata Corporation (Exhibit 2.1 to the Form 10 of Teradata Corporation (the “Teradata Form 10”)).

3.1	Articles of Amendment and Restatement of NCR Corporation, as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2	Indenture, dated as of June 1, 2002, between NCR Corporation and The Bank of New York (Exhibit 3.2 to the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.1	Separation and Distribution Agreement, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement”)).

10.2	Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Annual Report”).

10.3	Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to the Lucent Registration Statement).

Exhibit No.	Description
10.4	Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement).

10.5	Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement).

10.6	Purchase and Manufacturing Services Agreement effective as of January 19, 2007, between NCR Corporation and Solectron Corporation (now Flextronics International Ltd.) (incorporated by reference to Exhibit 10.6 to the Form 10-K/A for the fiscal year ended December 31, 2006, filed June 4, 2008). Certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on October 2, 2008.

10.7	Tax Sharing Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007 (the “September 21, 2007 Form 8-K”)).

10.8	Employee Benefits Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the September 21, 2007 Form 8-K).

10.9	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.4 to the Teradata Form 10).

10.10	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.5 to the Teradata Form 10).

10.11	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.6 to the Teradata Form 10).

10.12	Form of Master Agreement between NCR Corporation and Teradata Corporation for Enterprise Data Warehousing Sales and Support (Exhibit 10.16 to the Teradata Form 10).

10.13	Form of Network Support Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.17 to the Teradata Form 10).

10.14	Form of Service Provider Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.18 to the Teradata Form 10).

10.15	Form of Master Reseller Agreement for Middle East and Africa between NCR Corporation and Teradata Corporation (Exhibit 10.19 to the Teradata Form 10).

10.16	NCR Management Stock Plan (Exhibit 10.8 to the 1996 Annual Report). *

10.16.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). *

10.16.2	Amendment to NCR Management Stock Plan effective as of December 31, 2008 (Exhibit 10.17.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)). *

10.16.3	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.6.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”)). *

10.16.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan (Exhibit 10.6.4 to the 2005 Annual Report). *

10.17	NCR Corporation 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008 (Exhibit 10.18.3 to the 2008 Annual Report). *

Exhibit No.	Description
10.17.1	Form of 2009 Stock Option Agreement under the NCR 2006 Stock Incentive Plan, as amended and restated (the “2006 Stock Plan”) (Exhibit 10.5 to the Current Report on Form 8-K dated December 12, 2008). *

10.17.2	Form of 2009 Restricted Stock Unit Agreement under the 2006 Stock Plan (Exhibit 10.2 to the Current Report on Form 8-K dated December 12, 2008).

10.17.3	Form of 2010 Stock Option Agreement under the 2006 Stock Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 2010 Quarterly Report”)). *

10.17.4	Form of 2010 Restricted Stock Agreement under the 2006 Stock Plan (Exhibit 10.3 to the First Quarter 2010 Quarterly Report). *

10.17.5	Form of 2010 Restricted Stock Unit Agreement under the 2006 Stock Plan (Exhibit 10.4 to the First Quarter 2010 Quarterly Report). *

10.17.6	Form of 2010 Performance Based Restricted Stock Agreement under the 2006 Stock Plan (Exhibit 10.5 to the First Quarter 2010 Quarterly Report). *

10.17.7	Form of 2010 Performance Based Restricted Stock Unit Agreement under the 2006 Stock Plan (Exhibit 10.6 to the March 31, 2010 Quarterly Report). *

10.18	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report). *

10.19	NCR Management Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on March 10, 2006). *

10.20	NCR Director Compensation Program effective April 21, 2009 (Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.20.1	2009 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.20.2	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.21	The Retirement Plan for Officers of NCR, Amended and Restated effective December 31, 2008 (Exhibit 10.22.5 to the 2008 Annual Report). *

10.22	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.23	Amended and Restated NCR Nonqualified Excess Plan, effective December 31, 2008 (Exhibit 10.26.6 to the 2008 Annual Report). *

10.24	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the NCR Corporation Current Report on Form 8-K filed August 2, 2005). *

10.24.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the NCR Corporation Current Report on Form 8-K filed July 27, 2006). *

10.24.2	Second Amendment effective as of December 12, 2008 to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.25	NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

Exhibit No.	Description
10.25.1	Form of 2010 Stock Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.25.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.26	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.27	Letter Agreement with John Bruno dated October 27, 2008 (Exhibit 10.8 to the First Quarter 2010 Quarterly Report). *

10.28	Letter Agreement with Peter Leav dated December 28, 2008 (Exhibit 10.9 to the First Quarter 2010 Quarterly Report). *

10.29	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

14	Code of conduct for associates for NCR Corporation (Exhibit 14 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2007).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 24, 2011.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 24, 2011.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2011.

99.1	Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL format.

*	Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Costs & Expenses	Charged to Other Accounts
Year Ended December 31, 2010
Allowance for doubtful accounts	$24	$—	$—	$11	$13
Deferred tax asset valuation allowance	$528	$—	$—	$118	$410
Inventory excess and obsolete reserves	$100	$80	$—	$109	$71
Reserves related to business restructuring	$4	$—	$—	$1	$3

Year Ended December 31, 2009
Allowance for doubtful accounts	$15	$10	$—	$1	$24
Deferred tax asset valuation allowance	$478	$50	$—	$—	$528
Inventory excess and obsolete reserves	$111	$97	$—	$108	$100
Reserves related to business restructuring	$31	$—	$—	$27	$4

Year Ended December 31, 2008
Allowance for doubtful accounts	$19	$3	$—	$7	$15
Deferred tax asset valuation allowance	$441	$37	$—	$—	$478
Inventory excess and obsolete reserves	$147	$115	$—	$151	$111
Reserves related to business restructuring	$25	$57	$(2)	$49	$31

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION
Date: February 24, 2011
	By:	/s/ ROBERT FISHMAN
Robert Fishman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ WILLIAM NUTI William Nuti	Chairman of the Board of Directors, Chief Executive Officer and President

/s/ ROBERT FISHMAN Robert Fishman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LINDA FAYNE LEVINSON Linda Fayne Levinson	Director

/s/ QUINCY ALLEN Quincy Allen	Director

/s/ EDWARD P. BOYKIN Edward P. Boykin	Director

/s/ RICHARD L. CLEMMER Richard L. Clemmer	Director

/s/ GARY DAICHENDT Gary Daichendt	Director

/s/ ROBERT P. DERODES Robert P. DeRodes	Director

Date: February 24, 2011