Form 10-Q
period 2011-03-31
NCR CORP
filed 2011-05-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Commission File Number 001-00395
 ________________________
NCR CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3097 Satellite Boulevard
Duluth, GA 30096
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-5000
________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 15, 2011, there were approximately 158.6 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31,
	2011	2010
Product revenue	$494	$468
Service revenue	601	561
Total revenue	1,095	1,029
Cost of products	404	383
Cost of services	481	455
Selling, general and administrative expenses	164	170
Research and development expenses	40	39
Total operating expenses	1,089	1,047
Income (loss) from operations	6	(18)
Interest expense	—	(1)
Other income, net	6	1
Income (loss) from continuing operations before income taxes	12	(18)
Income tax expense (benefit)	1	(1)
Income (loss) from continuing operations	11	(17)
Income from discontinued operations, net of tax	3	—
Net income (loss)	14	(17)
Net income attributable to noncontrolling interests	1	2
Net income (loss) attributable to NCR	$13	$(19)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$10	$(19)
Income from discontinued operations, net of tax	3	—
Net income (loss)	$13	$(19)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.06	$(0.12)
Diluted	$0.06	$(0.12)
Net income (loss) per common share
Basic	$0.08	$(0.12)
Diluted	$0.08	$(0.12)
Weighted average common shares outstanding
Basic	159.2	159.9
Diluted	161.7	159.9
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$480	$496
Accounts receivable, net	946	928
Inventories, net	793	741
Other current assets	349	313
Total current assets	2,568	2,478
Property, plant and equipment, net	434	429
Goodwill	116	115
Prepaid pension cost	314	286
Deferred income taxes	624	630
Other assets	416	423
Total assets	$4,472	$4,361
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	540	499
Payroll and benefits liabilities	150	175
Deferred service revenue and customer deposits	424	362
Other current liabilities	389	379
Total current liabilities	1,504	1,416
Long-term debt	10	10
Pension and indemnity plan liabilities	1,278	1,259
Postretirement and postemployment benefits liabilities	312	309
Income tax accruals	138	165
Environmental liabilities	237	244
Other liabilities	43	42
Total liabilities	3,522	3,445
Commitments and contingencies (Note 6)
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 158.5 and 159.7 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	261	281
Retained earnings	1,948	1,935
Accumulated other comprehensive loss	(1,296)	(1,335)
Total NCR stockholders’ equity	915	883
Noncontrolling interests in subsidiaries	35	33
Total stockholders’ equity	950	916
Total liabilities and stockholders’ equity	$4,472	$4,361
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31,
	2011	2010
Operating activities
Net income (loss)	$14	$(17)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(3)	—
Depreciation and amortization	37	32
Stock-based compensation expense	7	2
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	(5)	10
Gain on sale of property, plant and equipment	(2)	—
Changes in operating assets and liabilities:
Receivables	(18)	12
Inventories	(52)	(34)
Current payables and accrued expenses	14	(36)
Deferred service revenue and customer deposits	62	47
Employee severance and pension	33	37
Other assets and liabilities	(42)	(31)
Net cash provided by operating activities	44	22
Investing activities
Grant reimbursements from capital expenditures	—	1
Expenditures for property, plant and equipment	(25)	(39)
Proceeds from sales of property, plant and equipment	2	—
Additions to capitalized software	(14)	(13)
Net cash used in investing activities	(37)	(51)
Financing activities
Repurchases of Company common stock	(35)	—
Proceeds (repayment) of short-term borrowings	—	(4)
Excess tax benefit from stock-based compensation	1	—
Proceeds from employee stock plans	6	2
Net cash used in financing activities	(28)	(2)
Cash flows from discontinued operations
Net cash used in operating activities	(1)	(8)
Effect of exchange rate changes on cash and cash equivalents	6	(4)
Decrease in cash and cash equivalents	(16)	(43)
Cash and cash equivalents at beginning of period	496	451
Cash and cash equivalents at end of period	$480	$408
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2010 year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2010.

Effective January 1, 2011, NCR began management of its business on a line of business basis, changing from the previous model of geographic business segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 9, "Segment Information and Concentrations" for additional information.

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

Discontinued Operations Income (loss) from discontinued operations, net of tax includes activity related to environmental matters as well as the spin-off of the Teradata Data Warehousing (Teradata) business.

Environmental Matters In 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, to classify those items as discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. Such costs and insurance recoveries were previously classified in other income, net in the Condensed Consolidated Statement of Operations, and within cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows. Presentation of these items as discontinued operations is appropriate because the environmental obligations arose at properties which the Company has divested, and is consistent with the guidance of the SEC, including SEC Staff Accounting Bulletin Topic 5Z(5), "Classification and Disclosure of Contingencies Relating to Discontinued Operations." The revised presentation has been applied for similar items in all periods presented. See Note 6, “Commitments and Contingencies” for additional information.

The revision in presentation did not impact income from discontinued operations, net of tax, other income, net, income tax expense (benefit), net loss, or net loss per common share for the three months ended March 31, 2010. For the three months ended March 31, 2010, the cash flows from discontinued operations related to the Fox River environmental matter included $8 million of cash used, which was previously included in net cash provided by operating activities.

For the three months ended March 31, 2011, loss from discontinued operations related to environmental matters of $1 million or $1 million, net of tax, was primarily due to a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter, offset by a the accrual of legal fees related to the Kalamazoo environmental matter. Net cash used in discontinued operations related to environmental matters was $1 million.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results and operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2011 and 2010. For the three months ended March 31, 2011, $4 million was included in income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

2. SUMMARY OF ACCOUNTING POLICIES
New Accounting Pronouncements In September 2009, the Financial Accounting Standards Board (FASB) ratified the final

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. Under the consensus adopted by the EITF, use of the residual method, which the Company previously applied to many of its customer arrangements, is no longer permitted. The new guidance requires the Company to use its best estimate of a deliverable's selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously was allocated to delivered items, is instead now allocated on a relative fair value basis among all the deliverables. There were no significant changes to the Company's units of accounting within its multiple-element arrangements or in the pattern or timing of revenue recognition in the first quarter of 2011 as a result of the adoption of this update.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. There were no significant changes to the pattern or timing of revenue recognition in the first quarter of 2011 as a result of the adoption of this update.
Revenue Recognition The Company's significant accounting policies as reported in NCR's Form 10-K for the year ended December 31, 2010 have been amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Condensed Consolidated Financial Statements for the first quarter of 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated, and is presented below as revised.
NCR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, NCR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of NCR.
For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services and we use TPE to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as hardware and software that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements entered into prior to January 1, 2011, the Company has not applied BESP. In such arrangements, if the Company has the requisite evidence of selling price for the undelivered elements but not for the delivered elements, the Company applies the residual method to allocate arrangement consideration.

In situations where NCR's solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

3. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the three months ended March 31, 2011 and March 31, 2010:

In millions	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2009	$592	$564	$28
Net (loss) income	(17)	(19)	2
Other comprehensive income, net of tax:
Currency translation adjustments	3	3	—
Benefit plans, net	40	40	—
Unrealized gain on derivatives	1	1	—
Comprehensive income	27	25	2
Employee stock purchase and stock compensation plans	2	2	—
March 31, 2010	$621	$591	$30

December 31, 2010	$916	$883	$33
Net income	14	13	1
Other comprehensive income, net of tax:
Currency translation adjustments	11	10	1
Unrealized loss on securities	(1)	(1)	—
Unrealized loss on derivatives	(7)	(7)	—
Benefit plans, net	37	37	—
Comprehensive income	54	52	2
Employee stock purchase and stock compensation plans	15	15	—
Repurchase of Company common stock	(35)	(35)	—
March 31, 2011	$950	$915	$35
The components of accumulated other comprehensive (loss) income (AOCI), net of tax, are summarized as follows:

In millions	March 31, 2011	December 31, 2010
Unrealized gain on securities	$1	$2
Unrealized (loss) gain on derivatives	(2)	5
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,251)	(1,288)
Currency translation adjustments	(44)	(54)
Accumulated other comprehensive loss	$(1,296)	$(1,335)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	March 31, 2011	December 31, 2010
Inventories, net
Work in process and raw materials	$148	$143
Finished goods	227	180
Service parts	418	418
Total inventories, net	$793	$741

4. STOCK COMPENSATION PLANS
As of March 31, 2011, the Company’s primary types of stock-based compensation were stock options and restricted stock. Stock-based compensation expense for the following periods was:

In millions	Three months ended March 31,
	2011	2010
Stock options	$1	$—
Restricted stock	6	2
Total stock-based compensation (pre-tax)	7	2
Tax benefit	(2)	(1)
Total stock-based compensation (net of tax)	$5	$1
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to changes in the quantity and value of awards granted as well as an increase in the expected achievement level associated with certain performance-based restricted stock grants.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $7.41 and $5.44 for the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	2011	2010
Dividend yield	—	—
Risk-free interest rate	2.17%	2.34%
Expected volatility	41.0%	47.6%
Expected holding period (years)	5.1	4.8
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
As of March 31, 2011, the total unrecognized compensation cost of $10 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.4 years. As of March 31, 2011, the total unrecognized compensation cost of $57 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.1 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	45	47	22	23	67	70
Expected return on plan assets	(39)	(41)	(27)	(29)	(66)	(70)
Settlement charge	—	—	—	6	—	6
Amortization of:
Prior service cost	—	—	1	—	1	—
Actuarial loss	29	30	16	16	45	46
Net benefit cost	$35	$36	$16	$20	$51	$56
The income from the postretirement plan for the three months ended March 31 was:

In millions	Three months ended March 31,
	2011	2010
Interest cost	$—	$1
Amortization of:
Prior service benefit	(4)	(3)
Actuarial loss	1	1
Net postretirement income	$(3)	$(1)

The cost of the postemployment plan for the three months ended March 31 was:

In millions	Three months ended March 31,
	2011	2010
Net service cost	$6	$6
Interest cost	3	3
Amortization of:
Prior service cost	—	—
Actuarial loss	3	3
Total postemployment cost	$12	$12
Employer Contributions
Pension - For the three months ended March 31, 2011, NCR contributed approximately $18 million to its international pension plans and $2 million to its executive pension plan. NCR anticipates contributing an additional $97 million to its international pension plans for a total of $115 million and an additional $8 million to its executive pension plan for a total of $10 million in 2011. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2011.
Postretirement - For the three months ended March 31, 2011, NCR made $3 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $7 million to its U.S. postretirement plan for a total of $10 million in 2011.
Postemployment - For the three months ended March 31, 2011, NCR contributed approximately $4 million to its postemployment plans. NCR anticipates contributing an additional $46 million to its postemployment plans in 2011 for a total of $50 million.

6. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2011 cannot currently be reasonably determined.
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
In August 2009, a federal court in Ohio granted motions for summary judgment against NCR in two companion class actions brought on behalf of certain unionized retirees, who claimed that the Company’s 2003 decision to terminate certain benefits payable on death violated collective bargaining agreements and other rights. The Company appealed the decision to the Sixth Circuit Court of Appeals and created an accrual of approximately $6 million for the potential liability, which NCR recognized as other expense during 2009. While the appeal was pending, the Company reached a settlement of approximately $3 million which received final approval from the federal district court in March 2011. The settlement payment will be made in May 2011; the balance of the accrual was released to other income during the three months ended March 31, 2011.
In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company's consumables business in 2003. The Company has moved to set aside the jury verdict, and if that motion is not granted the Company plans to appeal.
In a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL is expected to seek appellate review. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. While the Company does not believe that ATL's patent claims are meritorious, if ATL's claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and such royalties or damages could adversely impact its ATM business.
Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

than the matter detailed below, we currently do not anticipate material expenses and liabilities from these environmental matters.
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
In the October 2010 lawsuit discussed below, the federal and state governments assert certain claims against the eight parties referenced above as well as four other entities. These claims, filed under CERCLA and other statutes, relate to the presence of PCBs at the Fox River site, and as a result the four newly named parties are also properly viewed as PRPs with respect to the site. Those entities are NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin.

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
In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009, for purposes of, among other things, entering into the Tetra Tech remediation contract. Other PRPs may join the LLC in the future, if and as they enter into settlements or otherwise agree to join in funding the remediation efforts. The LLC entered into the remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API fund the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company’s note, originally $20 million, is now approximately $16 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.
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
In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River (the “allocation litigation”). As of March 31, 2011, there were a total of 28 defendants in that case and a companion consolidated case. A number of counterclaims seeking contribution under CERCLA and under various state law theories were filed against NCR and

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.
On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties). The court based this ruling on a finding that NCR should have known, in the late 1960s, that the use of PCBs in carbonless copy paper presented an “appreciable risk of serious and long-lasting damage,” whereas, it concluded, defendants did not know of PCB risks until after the majority of PCBs were released to the river. The court’s ruling was also based on a finding that because NCR chose to use and introduce PCBs into the stream of commerce, it should bear the financial consequences of that decision. In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, and has filed a request, which is currently pending, that it be allowed to pursue an immediate appeal. Otherwise, the Company currently does not expect to be able to prosecute an appeal on either ruling until the remaining claims in the litigation are resolved, which is expected to occur in a trial now scheduled for February 2012.
In 2009, the Governments filed a separate action in the Wisconsin federal court to lodge and seek approval of two consent decrees involving twelve of the defendants in the allocation litigation (none of whom are recipients of the Order). The consent decrees, if finally approved, would require a total payment from the settling parties of approximately $2 million and in exchange would provide protection against claims for contribution under Section 113 of CERCLA (including claims by NCR/API). NCR/API intervened in this action and formally opposed entry of the consent decrees, principally on the ground that insufficient investigation had been performed by the Governments to determine whether the proposed settlements were fair, reasonable and adequate under CERCLA. On December 16, 2009 and April 20, 2010, the judge presiding over the allocation litigation approved the consent decrees. NCR/API appealed both of these rulings to the United States Court of Appeals for the Seventh Circuit and the matter was argued on January 12, 2011. A decision is pending.
On October 14, 2010, the Governments filed a lawsuit in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government suit seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in this new lawsuit that were not previously contemplated in the Company’s Fox River reserve, as discussed herein.
In the quarter ended December 31, 2010, the Governments publicly announced proposed monetary settlements of Fox River - related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and against other federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, if finally approved, would release GP from liability for, and provide contribution protection for claims relating to government oversight costs and claims relating to clean-up actions upriver of GP's facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). The settlement with Brown County, the City of Green Bay and the United States would release the entities and provide contribution protection for all claims relating to the Fox River site. The Company filed administrative objections to the proposed settlement with GP, and with respect to the settlement with the United States and Brown County and the City of Green Bay. In April 2011, the Wisconsin federal court approved the GP consent decree over the Company's objection. In March 2011, the federal government filed a motion for a preliminary injunction against NCR and API in its October 2010 suit. The motion seeks an injunction ordering the two companies, through the LLC, to perform particular aspects of a remediation work plan in 2011 as set forth by the Governments. A decision on the injunction motion, which affects only work for 2011 is expected in May of 2011. NCR and API did commence 2011 remediation work on April 18, 2011.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
For the first factor described above, NCR utilizes a best estimate of $930 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $930 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; and an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the NCR-API share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $986 million.
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
Third, for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate. The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the Government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 and February 28, 2011 rulings described above, NCR’s reserve at March 31, 2011 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If the Company is subsequently ruled liable for remaining claims in the allocation litigation, the Company estimates that its reserve could increase by up to an additional $17 million. The Company will seek to overturn the trial court's rulings on appeal, and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup. At this point the Company is unable to determine whether the defendants in the allocation litigation will pay portions of the Fox River liability and, if so, in what amount. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, both of which arise out of certain agreements entered into in connection with the Company’s 1978 sale of the facilities on the Fox River to API. NCR’s analysis of this factor assumes that API pays its percentage share of the NCR/API joint share. Additionally, the API obligation to NCR is shared on a joint and several basis by a third party, B.A.T. Industries p.l.c., which, by virtue of various prior indemnification and other agreements not specifically directed to the Fox River matter, is a co-party to the same agreement and arbitration award. This analysis also assumes that B.A.T. Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Arjo Wiggins Appleton Ltd., which has funded and managed API’s liability to date.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities (including both group and individual settlements for some entities and the consent decrees the Governments are seeking with respect to certain parties); the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals referenced above, whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Governments’ October 2010 litigation or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of March 31, 2011, the net reserve for the Fox River matter was approximately $196 million, compared to $199 million as of December 31, 2010. This decrease in the reserve is due to payments for clean-up activities and legal fees offset by a decrease in the indemnification asset discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of March 31, 2011 and December 31, 2010, approximately $4 million and $5 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to shared contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $85 million as of March 31, 2011 and $86 million as of December 31, 2010, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before late 2011 or 2012.

In connection with the Fox River and other matters, through March 31, 2011, NCR has received a combined total of approximately $152 million in connection with settlements reached with its principal insurance carriers; an additional $10 million is expected to be received in the future under the contractual terms of some of the settlements. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.
As of March 31, 2011, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.
In November 2010, the United States Environmental Protection Agency (EPA) issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Site) in Michigan. (Three other parties - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time.) EPA asserts that the site is contaminated by various substances, primarily PCBs as a result of discharges by

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

various paper mills located along the river. EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." EPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations." The Company disagrees that it may have liability at the Kalamazoo River Site, and will dispute such claims if formally asserted by the EPA.
Also in connection with the Kalamazoo River Site, in December 2010 the Company, along with International Paper Company, was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan; the Company was not a party to that litigation, and has filed a motion to transfer the case to the Michigan federal court. The Company expects to contest the allegations in the GP suit vigorously.
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
Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of March 31, 2011 and December 31, 2010, NCR had no obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.
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
The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2011	2010
Warranty reserve liability
Beginning balance as of January 1	$24	$25
Accruals for warranties issued	8	10
Settlements (in cash or in kind)	(11)	(12)
Ending balance as of March 31	$21	$23

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

7. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. Income tax represented expense of $1 million for the three months ended March 31, 2011 compared to a benefit of $1 million for the three months ended March 31, 2010. The increase in the income tax expense in the three months ended March 31, 2011 as compared to the prior period was primarily due to increased pre-tax income over the prior year. Additionally, the change in tax expense is driven by the mix of jurisdictions with income and losses and by net favorable adjustments related to uncertain tax positions.

8. EARNINGS PER SHARE AND SHARE REPURCHASES
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
For the three months ended March 31, 2010, due to the net loss from continuing operations, potential common shares that would cause dilution, such as stock options and restricted stock, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2010, 1.2 million shares were excluded and fully diluted shares would have been 161.1 million shares.
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31,
	2011	2010
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$10	$(19)
Income from discontinued operations, net of tax	3	—
Net income (loss) applicable to common shares	13	(19)
Weighted average outstanding shares of common stock	159.2	159.9
Dilutive effect of employee stock options and restricted stock	2.5	—
Common stock and common stock equivalents	161.7	159.9
Earnings (loss) per share attributable to NCR common stockholders:
Basic earnings (loss) per share:
From continuing operations	$0.06	$(0.12)
From discontinued operations	$0.02	$—
Net earnings (loss) per share (Basic)	$0.08	$(0.12)
Diluted earnings (loss) per share:
From continuing operations	$0.06	$(0.12)
From discontinued operations	$0.02	$—
Net earnings (loss) per share (Diluted)	$0.08	$(0.12)
Options to purchase approximately 2.6 million and 6.4 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended March 31, 2011, the Company repurchased approximately 1.8 million shares of its common stock for $35 million. Upon repurchase, shares are retired. The Company did not repurchase shares during the three months ended March 31, 2010.

9. SEGMENT INFORMATION AND CONCENTRATIONS
Effective January 1, 2011, NCR reorganized its businesses and management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software, and related installation, maintenance and managed and professional services. We also offer a complete line of printer consumables.

•
Retail and Hospitality - We offer solutions to customers in the retail and hospitality industries designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as Point of Sale (POS) terminals and bar-code scanners as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Entertainment - We offer solutions that are dedicated to providing the consumer the ability to rent or buy movies at their convenience through the use of self-service kiosks which we own and operate. This segment operates primarily in North America.

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience which include self-service kiosks to the travel and gaming and healthcare industries, as well as related installation, maintenance, and managed and professional services.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and segment operating income. Assets are not allocated to segments, and thus are not included in the assessment of segment performance, and consequently, we do not disclose total assets by reportable segment.
We have reclassified our prior period segment information to conform to the current period presentation. The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Intersegment sales and transfers are not material.
In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense, as well as other significant, non-recurring items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31,
	2011	2010
Revenue by segment
Financial Services	$592	$573
Retail and Hospitality	376	358
Entertainment	37	18
Emerging Industries	90	80
Consolidated revenue	1,095	1,029
Operating income (loss) by segment
Financial Services	47	33
Retail and Hospitality	11	5
Entertainment	(15)	(12)
Emerging Industries	14	17
Subtotal - segment operating income	57	43
Pension expense	51	56
Other adjustments(1)	—	5
Income (loss) from operations	$6	$(18)
 _____________

(1)	Other adjustments in the three months ended March 31, 2010 included $5 million for incremental costs directly related to the relocation of the worldwide headquarters.
The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31,
	2011	2010
Product revenue	$494	$468
Professional and installation services revenue	137	118
Total solution revenue	631	586
Support services revenue	464	443
Total revenue	$1,095	$1,029

10. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets recorded at fair value on a recurring basis as of March 31, 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$142	$142	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward contracts ***	1	—	1	—
Total	$153	$152	$1	$—
Liabilities:
Foreign exchange forward contracts****	$5	$—	$5	$—
Total	$5	$—	$5	$—
_____________
*    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**    Included in Other assets in the Condensed Consolidated Balance Sheet.
***    Included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

****    Included in Other current liabilities in the Condensed Consolidated Balance Sheet.
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

Assets Measured at Fair Value on a Non-recurring Basis

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2011 or March 31, 2010.

11. DEBT OBLIGATIONS
As of March 31, 2011, the Company’s long term debt was $10 million. The Company’s long-term debt consists primarily of $5 million in notes payable originating in the United States and $4 million related to the capital lease obligation described below. The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.

Industrial Revenue Bond – During 2010, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, whose terms provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of March 31, 2011 is $4 million.
Revolving Credit Facility – Our $500 million, five-year unsecured revolving credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of March 31, 2011. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of March 31, 2011, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of March 31, 2011 and December 31, 2010, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million as a result of NCR’s usage of letters of credit.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of March 31, 2011 and December 31, 2010, the fair value of debt was $13 million.

12. DERIVATIVES AND HEDGING INSTRUMENTS
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
Our risk management strategy includes hedging, on behalf of each subsidiary, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of March 31, 2011, the balance in AOCI related to foreign exchange forward derivative transactions was a loss of $2 million, net of tax, all of which related to instruments expiring in 2011. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk
Interest rate risk associated with our borrowings is not considered material to our consolidated financial position, results of operations or cash flows as of March 31, 2011 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of March 31, 2011.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Asset Derivatives March 31, 2011			Liability Derivatives March 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$34	$—	Other current liabilities	$131	$3
Total derivatives designated as hedging instruments			$—			$3
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$18	$1	Other current liabilities	$52	$2
Total derivatives not designated as hedging instruments			$1			$2
Total derivatives			$1			$5

	Fair Values of Derivative Instruments
	Asset Derivatives December 31, 2010			Liability Derivatives December 31, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$96	$7	Other current liabilities	$105	$2
Total derivatives designated as hedging instruments			$7			$2
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$79	$2	Other current liabilities	$70	$1
Total derivatives not designated as hedging instruments			$2			$1
Total derivatives			$9			$3

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and March 31, 2010 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Foreign exchange forward contracts	$(7)	$1	Cost of Products	$—	$—	Other income (expense)	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Foreign exchange forward contracts	Other income (expense)	$(1)	$—
Foreign exchange forward contracts	Cost of products	$—	$—
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2011, NCR did not have any major concentration of credit risk related to financial instruments.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
As more fully discussed in later sections of this MD&A, the following were the significant events for the first quarter of 2011:

•	Revenue increased approximately 6% from the prior year period;

•	Reorganization to a line of business reporting model to align with our operational organization;

•	Cash flow from operations increased $22 million for the three months ended March 31, 2011 as compared to the same period in the prior year; and

•	NCR continued to realize the benefits of our cost reduction initiatives.
In the first quarter of 2011, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. The strategic initiatives and actions we are taking in 2011 are as follows:

•
Gain profitable share - We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services and retail customers. We also seek to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

•
Expand into emerging growth industry segments - We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we continue to expand our network of DVD kiosks within our entertainment business.

•
Build the lowest cost structure in our industry - We strive to increase the efficiency and effectiveness of our core functions and the productivity of our employees through our continuous improvement initiatives.

•
Enhance our global service capability - We continue to identify and execute various initiatives to enhance our global service capability. We also focus on improving our service positioning, increasing customer service attach rates for our products and improving profitability in our services business. Our service capability can provide us a competitive advantage in winning customers and it provides NCR with an attractive and stable revenue source.

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enhanced by the integration of NCR Services into our Industry Solutions Group, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

•
Enhancing the customer experience - We are committed to providing a customer experience to drive loyalty focusing on product and software solutions based on the needs of our customers and sales and support service teams focused on delivery and customer interactions. During 2010, we launched the Customer Loyalty Survey to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

We expect to continue with these initiatives for the remainder of 2011 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table shows our results for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Revenue	$1,095	$1,029
Gross margin	$210	$191
Gross margin as a percentage of revenue	19.2%	18.6%
Operating expenses
Selling, general and administrative expenses	$164	$170
Research and development expenses	40	39
Income (loss) from operations	$6	$(18)

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Product revenue	$494	$468
Cost of products	404	383
Product gross margin	$90	$85
Product gross margin as a percentage of revenue	18.2%	18.2%
Services revenue	$601	$561
Cost of services	481	455
Services gross margin	$120	$106
Services gross margin as a percentage of revenue	20.0%	18.9%

The following table shows our revenues by theater for the three months ended March 31 :

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$181	17%	$154	15%	18%	17%
North America	436	40%	419	41%	4%	3%
Europe	309	28%	294	28%	5%	4%
Japan Korea	68	6%	69	7%	(1)%	(10)%
South Asia Pacific	60	5%	58	6%	3%	(5)%
Caribbean Latin America (CLA)	41	4%	35	3%	17%	14%
Consolidated revenue	$1,095	100%	$1,029	100%	6%	4%

Revenue

In the three months ended March 31, 2011 compared to the three months ended March 31, 2010, revenue increased 6% due to higher volumes for both product sales and services revenue in the BICMEA (defined as Brazil, India, China and Middle East Africa), North America and Europe theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter comparison by 2%. Our product revenue increased 6% and our services revenue increased 7% quarter-over-quarter.

Revenue in the BICMEA theater increased primarily due to growth in products and services in the financial services line of business. Revenue in the North America theater increased due to growth in the entertainment line of business offset by decreases in products and services in the financial services line of business. Revenue in the Europe theater increased due to growth in products and services in the retail and hospitality line of business.

Gross Margin

Gross margin as a percentage of revenue in the first quarter of 2011 was 19.2% compared to 18.6% in the first quarter of 2010. Product gross margin of 18.2% remained consistent in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an improved sales mix offset by losses in the entertainment line of business. Services gross margin in the first quarter of 2011 was 20.0% compared to 18.9% in the first quarter of 2010. Services gross margin was negatively impacted by $1 million in higher pension expense, or 0.2% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment coupled with a favorable mix of service offerings.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2011 and 2010 were impacted by certain employee benefit plans as shown below:

	Three months ended March 31,
In millions	2011	2010
Pension expense	$51	$56
Postemployment expense	12	12
Postretirement benefit	(3)	(1)
Total expense	$60	$67

During the three months ended March 31, 2011, NCR incurred $51 million of pension expense compared to $56 million in the first quarter of 2010. The decrease in pension expense was primarily due to a settlement charge of $6 million relating to our Canadian pension plan incurred in the first quarter of 2010 that did not recur in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $164 million in the first quarter of 2011 as compared to $170 million in the first quarter of 2010. As a percentage of revenue, these expenses were 15.0% in the first quarter of 2011 compared to 16.5% in the first quarter of 2010. Pension costs included in selling, general, and administrative expenses were $16 million in the first quarter of 2011 as compared to $18 million in the first quarter of 2010. Selling, general, and administrative expenses also included $5 million of incremental costs related to the relocation of the Company's global headquarters in the first quarter of 2010. After considering these items, selling, general and administrative expenses decreased as a percentage of revenue as compared to the prior period primarily due to continued focus on overall cost containment.

Research and Development Expenses

Research and development expenses were $40 million in the first quarter of 2011 as compared to $39 million in the first quarter of 2010. As a percentage of revenue, these costs were 3.7% in the first quarter of 2011 as compared to 3.8% in the first quarter of 2010. Pension costs included in research and development expenses were $6 million in the first quarter of 2011 as compared to $8 million in the first quarter of 2010. After considering this item, research and development expenses remained fairly consistent as a percentage of revenue.

Interest and Other Income Items

Other income, net was $6 million in the first quarter of 2011 compared to no other income or expense in the first quarter of 2010. Other income in the first quarter of 2011 includes income from the sale of certain patents and a benefit from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $1 million for the three months ended March 31, 2011 compared to a benefit of $1 million for the three months ended March 31, 2010. The increase in the income tax expense in the three months ended March 31, 2011 as compared to the prior period was primarily due to increased pre-tax income over the prior year. Additionally, the change in tax expense is driven by the mix in jurisdictions with income and losses and by net favorable adjustments related to uncertain tax positions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River and Kalamazoo matters, and classifies those items as discontinued operations in the Condensed Consolidated Statements of Operations. Such costs and insurance recoveries were previously classified in other income (expense), net. During the first quarter of 2011, NCR received scheduled payments from certain insurers in connection with settlements that had been agreed in prior years resulting in income from discontinued operations of $1 million, net of tax, offset by an accrual for legal fees related to Kalamazoo, resulting in loss from discontinued operations of $1 million, net of tax. Additionally, $4 million was included in income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata. There was no income or loss from discontinued operations in the first quarter of 2010.

Revenue and Operating Income by Segment

As described in Note 1, “Basis of Presentation,” and Note 9, “Segment Information and Concentrations,” of the Notes to Condensed Consolidated Financial Statements, effective January 1, 2011, NCR reorganized its businesses and management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software, and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

•
Retail and Hospitality - We offer solutions to customers in the retail and hospitality industries designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as Point of Sale (POS) terminals and bar-code scanners as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Entertainment - We offer solutions that are dedicated to providing the consumer the ability to rent or buy movies at their convenience through the use of self-service kiosks which we own and operate. This segment operates primarily in North America.

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience which include self-service kiosks to the travel and gaming and healthcare industries, as well as related installation, maintenance, and managed and professional services.

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States of America (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense on segment operating income, which was $51 million in the first quarter of 2011 and $56 million in the first quarter of 2010, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 9, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Revenue	$592	$573
Operating income	$47	$33
Operating income as a percentage of revenue	7.9%	5.8%

Financial Services revenue increased 3% during the first quarter of 2011 as compared to the first quarter of 2010. Revenue growth was primarily generated from higher product volumes in the BICMEA and CLA theaters. This growth was partially offset by lower product volumes in the North America theater. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 3%.

Operating income was $47 million in the first quarter of 2011 as compared to $33 million in the first quarter of 2010. The improvement in the Financial Services operating income was driven by higher revenue and an improved mix of higher value product offerings, in addition to a reduction in service delivery costs primarily in the North America and BICMEA theaters.

Retail and Hospitality Segment

The following table presents the Retail and Hospitality revenue and segment operating income for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Revenue	$376	$358
Operating income	$11	$5
Operating income as a percentage of revenue	2.9%	1.4%

Retail and Hospitality revenue increased 5% during the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue was primarily driven by higher product and service revenue in the Europe and North America theaters due to continued customer adoption of self-checkout solutions as well as assisted point-of-sale rollouts. This growth was partially offset by declines in the Japan Korea theater attributable to lower product sales. Foreign currency fluctuations positively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $11 million in the first quarter of 2011 as compared to $5 million in the first quarter of 2010. The improvement in the Retail and Hospitality operating income was due to higher revenue, an improved product mix and lower service delivery costs primarily in the North America and Europe theaters.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Revenue	$37	$18
Operating loss	$(15)	$(12)
Operating loss as a percentage of revenue	(40.5)%	(66.7)%

Entertainment revenue increased over 100% during the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue was driven by a greater number of kiosks deployed, as well as redeployment of selected kiosks to better performing locations.

Operating loss was $15 million in the first quarter of 2011 as compared to $12 million in the first quarter of 2010. Operating loss was negatively impacted by additional depreciation from the investment in the Entertaiment segment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended March 31:

	Three months ended March 31,
In millions	2011	2010
Revenue	$90	$80
Operating income	$14	$17
Operating income as a percentage of revenue	15.6%	21.3%

Emerging Industries revenue increased 13% during the first quarter of 2011 as compared to the first quarter of 2010. The increase in revenue was driven primarily by higher product volumes in the Europe and Japan Korea theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 3%.

Operating income was $14 million in the first quarter of 2011 as compared to $17 million in the first quarter of 2010. The decrease in the Emerging Industries operating income was primarily due to a lower value mix of product offerings somewhat offset by higher revenue in the quarter.

Financial Condition, Liquidity, and Capital Resources
In the three months ended March 31, 2011, cash provided by operating activities increased $22 million from $22 million in the three months ended March 31, 2010 to $44 million in the three months ended March 31, 2011. Cash flow from operations was positively impacted by changes in working capital.
NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

In millions	2011	2010
Net cash provided by operating activities	$44	$22
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(25)	(38)
Less: Additions to capitalized software	(14)	(13)
Net cash used in discontinued operations	(1)	(8)
Free cash flow (used) (non-GAAP)	$4	$(37)

A planned reduction in expenditures related to investments in the entertainment industry led to a majority of the decrease in net capital expenditures.

During 2010, the Company revised its presentation of costs and insurance recoveries related to certain environmental obligations, including the Fox River matter, and now classifies those items as discontinued operations in the Condensed

Consolidated Statements of Cash Flows. Such costs and insurance recoveries were previously classified in net cash provided by operating activities. During the three months ended March 31, 2011, cash provided by discontinued operations was attributable to insurance recoveries received offset by remediation payments made. During the three months ended March 31, 2010, the net cash outflow related to the Company’s initial funding of the limited liability company described in Note 6, “Commitments and Contingencies,” and was partially offset by insurance recoveries.
Our investing activities for the three months ended March 31, 2011 included $2 million in proceeds from the sale of property, plant and equipment. Our financing activities for the three months ended March 31, 2011 included $35 million for the repurchase of approximately 1.8 million shares of NCR common stock and proceeds from employee stock plans of $6 million. Our financing activities for the three months ended March 31, 2010 consisted of the repayment of $4 million in short-term borrowings as well as cash inflows from employee stock plans of $2 million.
As of March 31, 2011, our cash and cash equivalents totaled $480 million and our long-term debt was $10 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 5, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $185 million in 2011. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company plans to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments
There have been no significant changes in our contractual and other commercial commitments as described in our Form 10-K for the year ended December 31, 2010.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 6, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2010 Form 10-K and determined that changes to our critical accounting policies in the three months ended March 31, 2011 were limited to the adoption of revenue recognition guidance as described in Note 2, "Summary of Accounting Policies" of the Notes to Condensed Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements
See discussion in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

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

We have exposure to approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are sometimes offset by strengths in others. The U.S. Dollar was slightly weaker in the first quarter of 2011 compared to the first quarter of 2010 based on comparable weighted averages for our functional currencies; however, this had minimal impact on first quarter 2011 revenue versus first quarter 2010 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
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
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $20 million as of March 31, 2011 in the fair value of the hedge portfolio. The Company expects that any increase (decrease) in the fair value of the portfolio would be substantially offset by increases (decreases) in the underlying exposures being hedged.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2011, the carrying value of our cash and cash equivalents approximated fair value.
The interest rate risk associated with our borrowing and investing activities as of March 31, 2011 was not material in relation to our consolidated financial position, results of operations or cash flows.
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
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2011, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2011, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 6, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2011:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
January 1 through January 31, 2011	—	-	—	$240,554,224
February 1 through February 28, 2011	1,141,000	$19.27	1,141,000	$222,215,391
March 1 through March 31, 2011	680,400	$19.12	680,400	$210,183,654
First quarter total	1,821,400	$19.22	1,821,400
 _____________

(1)
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2011, approximately $197 million and $13 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

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

10.1
Form of 2011 Stock Option Agreement under the 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the '2011 Stock Plan').

10.2	Form of 2011 Restricted Stock Agreement under the 2011 Stock Plan.

10.3	Form of 2011 Restricted Stock Unit Agreement under the 2011 Stock Plan.

10.4	Form of 2011 Performance Based Restricted Stock Agreement under the 2011 Stock Plan.

10.5	Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2011 Stock Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated May 2, 2011.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated May 2, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2011.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 2, 2011	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer