Form 10-Q
period 2011-06-30
NCR CORP
filed 2011-07-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Commission File Number 001-00395
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

As of July 15, 2011, there were approximately 157.3 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Product revenue	$650	$587	$1,144	$1,055
Service revenue	662	589	1,263	1,150
Total revenue	1,312	1,176	2,407	2,205
Cost of products	526	463	930	846
Cost of services	516	472	997	927
Selling, general and administrative expenses	181	171	345	341
Research and development expenses	42	39	82	78
Total operating expenses	1,265	1,145	2,354	2,192
Income from operations	47	31	53	13
Interest expense	(1)	—	(1)	(1)
Other (expense) income, net	(1)	—	5	1
Income from continuing operations before income taxes	45	31	57	13
Income tax expense	8	11	9	10
Income from continuing operations	37	20	48	3
(Loss) income from discontinued operations, net of tax	(2)	11	1	11
Net income	35	31	49	14
Net income attributable to noncontrolling interests	2	—	3	2
Net income attributable to NCR	$33	$31	$46	$12
Amounts attributable to NCR common stockholders:
Income from continuing operations	$35	$20	$45	$1
(Loss) income from discontinued operations, net of tax	(2)	11	1	11
Net income	$33	$31	$46	$12
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.22	$0.12	$0.28	$0.01
Diluted	$0.22	$0.12	$0.28	$0.01
Net income per common share
Basic	$0.21	$0.19	$0.29	$0.07
Diluted	$0.21	$0.19	$0.29	$0.07
Weighted average common shares outstanding
Basic	157.8	160.4	158.5	160.1
Diluted	160.7	161.6	161.2	161.3
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$457	$496
Accounts receivable, net	980	928
Inventories, net	810	741
Other current assets	328	313
Total current assets	2,575	2,478
Property, plant and equipment, net	453	429
Goodwill	115	115
Prepaid pension cost	325	286
Deferred income taxes	628	630
Other assets	408	423
Total assets	$4,504	$4,361
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	548	499
Payroll and benefits liabilities	171	175
Deferred service revenue and customer deposits	396	362
Other current liabilities	402	379
Total current liabilities	1,518	1,416
Long-term debt	10	10
Pension and indemnity plan liabilities	1,279	1,259
Postretirement and postemployment benefits liabilities	304	309
Income tax accruals	136	165
Environmental liabilities	221	244
Other liabilities	40	42
Total liabilities	3,508	3,445
Commitments and contingencies (Note 6)
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 157.2 and 159.7 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	239	281
Retained earnings	1,981	1,935
Accumulated other comprehensive loss	(1,263)	(1,335)
Total NCR stockholders’ equity	959	883
Noncontrolling interests in subsidiaries	37	33
Total stockholders’ equity	996	916
Total liabilities and stockholders’ equity	$4,504	$4,361
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2011	2010
Operating activities
Net income	$49	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1)	(11)
Depreciation and amortization	75	65
Stock-based compensation expense	15	9
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	(14)	(5)
Gain on sale of property, plant and equipment	(3)	—
Changes in operating assets and liabilities:
Receivables	(58)	35
Inventories	(69)	(43)
Current payables and accrued expenses	49	1
Deferred service revenue and customer deposits	34	17
Employee severance and pension	54	60
Other assets and liabilities	(22)	(33)
Net cash provided by operating activities	108	109
Investing activities
Grant reimbursements from capital expenditures	—	4
Expenditures for property, plant and equipment	(67)	(80)
Proceeds from sales of property, plant and equipment	2	—
Additions to capitalized software	(29)	(28)
Net cash used in investing activities	(94)	(104)
Financing activities
Repurchases of Company common stock	(70)	—
Repayment of short-term borrowings	—	(4)
Repayment of long-term debt	—	(1)
Excess tax benefit from stock-based compensation	1	—
Proceeds from employee stock plans	13	3
Net cash used in financing activities	(56)	(2)
Cash flows from discontinued operations
Net cash used in operating activities	(8)	—
Effect of exchange rate changes on cash and cash equivalents	11	(7)
Decrease in cash and cash equivalents	(39)	(4)
Cash and cash equivalents at beginning of period	496	451
Cash and cash equivalents at end of period	$457	$447
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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. See Note 13, "Subsequent Events" for additional information.

Discontinued Operations (Loss) income from discontinued operations, net of tax includes activity related to environmental matters as well as the spin-off of the Teradata Data Warehousing (Teradata) and closure of NCR's EFT payment processing business in Canada.

The (loss) income from discontinued operations for the three and six months ended June 30 was:

In millions	Three months ended June 30, 2011		Three months ended June 30, 2010
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Fox River environmental matter	$—	$—	$17	$11
Japan environmental matter	(2)	(1)	—	—
Closure of the Canadian EFT business	(2)	(1)	—	—
(Loss) income from discontinued operations	$(4)	$(2)	$17	$11

In millions	Six months ended June 30, 2011		Six months ended June 30, 2010
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Fox River environmental matter	$1	$—	$17	$11
Kalamazoo environmental matter	(2)	(1)	—	—
Japan environmental matter	(2)	(1)	—	—
Spin-off of Teradata	—	4	—	—
Closure of the Canadian EFT business	(2)	(1)	—	—
(Loss) income from discontinued operations	$(5)	$1	$17	$11

Environmental Matters For the three months ended June 30, 2011, (loss) income from discontinued operations included an accrual related to a Japan environmental matter, which relates to anticipated future disposal requirements of certain materials

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

generated by a former NCR manufacturing facility in that country.   For the six months ended June 30, 2011, (loss) income from discontinued operations included accruals for litigation fees related to the Kalamazoo environmental matter and for anticipated future disposal costs with respect to the Japan environmental matter discussed in the preceding sentence offset by scheduled payments from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter.  For the three and six months ended June 30, 2010, income (loss) from discontinued operations included settlements with insurance carriers related to the Fox River matter.

For the six months ended June 30, 2011, net cash used in discontinued operations related to environmental matters was $8 million due to remediation payments offset by scheduled payments from an insurer related to the Fox River matter. Net cash provided by discontinued operations related to environmental matters for the six months ended June 30, 2010 was zero.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2011 and 2010. For the six months ended June 30, 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Closure of the Canadian EFT Business For the three and six months ended June 30, 2011, (loss) income from discontinued operations included $2 million or $1 million, net of tax, of loss related to Canada's EFT payment processing business.

2. SUMMARY OF ACCOUNTING POLICIES
New Accounting Pronouncements In September 2009, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. Under the consensus adopted by the EITF, use of the residual method, which the Company previously applied to many of its customer arrangements, is no longer permitted. The new guidance requires the Company to use its best estimate of a deliverable's selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously was allocated to delivered items is instead now allocated on a relative fair value basis among all the deliverables. There were no significant changes to the Company's units of accounting within its multiple-element arrangements or in the pattern or timing of revenue recognition for the six months ended June 30, 2011 as a result of the adoption of this update.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. There were no significant changes to the pattern or timing of revenue recognition for the six months ended June 30, 2011 as a result of the adoption of this update.

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and is effective for the Company beginning January 1, 2012. The Company is in the process of evaluating the effects, if any, the adoption of this guidance will have on its consolidated financial statements.

In June 2011, the FASB issued updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation, including (a) a single continuous statement of comprehensive income or (b) two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance applies retrospectively, and is effective for the Company beginning January 1, 2012. The Company is in the process of evaluating the effects, if any, the adoption of this guidance will have on its consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Revenue Recognition The Company's significant accounting policies as reported in NCR's Form 10-K for the year ended December 31, 2010 were amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Condensed Consolidated Financial Statements for the six months ended June 30, 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated, and is presented below as revised.
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

In situations where NCR's solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

3. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the six months ended June 30, 2011 and June 30, 2010:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2009	$592	$564	$28
Net income	14	12	2
Other comprehensive income, net of tax:
Currency translation adjustments	13	12	1
Benefit plans, net	73	73	—
Unrealized gain on derivatives	5	5	—
Comprehensive income	105	102	3
Employee stock purchase and stock compensation plans	12	12	—
June 30, 2010	$709	$678	$31

December 31, 2010	$916	$883	$33
Net income	49	46	3
Other comprehensive income, net of tax:
Currency translation adjustments	9	8	1
Unrealized loss on securities	(1)	(1)	—
Unrealized loss on derivatives	(8)	(8)	—
Benefit plans, net	73	73	—
Comprehensive income	122	118	4
Employee stock purchase and stock compensation plans	28	28	—
Repurchase of Company common stock	(70)	(70)	—
June 30, 2011	$996	$959	$37
The components of accumulated other comprehensive loss (AOCI), net of tax, are summarized as follows:

In millions	June 30, 2011	December 31, 2010
Unrealized gain on securities	$1	$2
Unrealized (loss) gain on derivatives	(3)	5
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,215)	(1,288)
Currency translation adjustments	(46)	(54)
Accumulated other comprehensive loss	$(1,263)	$(1,335)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	June 30, 2011	December 31, 2010
Inventories, net
Work in process and raw materials	$156	$143
Finished goods	231	180
Service parts	423	418
Total inventories, net	$810	$741

4. STOCK COMPENSATION PLANS
As of June 30, 2011, the Company’s primary types of stock-based compensation were stock options and restricted stock. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Stock options	$2	$2	$3	$2
Restricted stock	6	5	12	7
Total stock-based compensation (pre-tax)	8	7	15	9
Tax benefit	(3)	(2)	(5)	(3)
Total stock-based compensation (net of tax)	$5	$5	$10	$6
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to changes in the quantity and value of awards granted.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $7.38 and $5.49 for the six months ended June 30, 2011 and 2010, respectively.

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Risk-free interest rate	1.95%	2.43%	2.04%	2.35%
Expected volatility	40.0%	44.0%	40.4%	47.1%
Expected holding period (years)	5.1	4.8	5.1	4.8
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
As of June 30, 2011, the total unrecognized compensation cost of $9 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2011, the total unrecognized compensation cost of $52 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.9 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Net service cost	$—	$—	$4	$3	$4	$3
Interest cost	46	47	23	22	69	69
Expected return on plan assets	(39)	(42)	(28)	(26)	(67)	(68)
Settlement charge	—	—	1	—	1	—
Amortization of:
Prior service cost	—	—	1	—	1	—
Actuarial loss	29	30	16	16	45	46
Net benefit cost	$36	$35	$17	$15	$53	$50
Components of net periodic benefit cost for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Net service cost	$—	$—	$8	$7	$8	$7
Interest cost	91	94	45	45	136	139
Expected return on plan assets	(78)	(83)	(55)	(55)	(133)	(138)
Settlement charge	—	—	1	6	1	6
Amortization of:
Prior service cost	—	—	2	—	2	—
Actuarial loss	58	60	32	32	90	92
Net benefit cost	$71	$71	$33	$35	$104	$106
The income from the postretirement plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Interest cost	$1	$2	$1	$3
Amortization of:
Prior service benefit	(5)	(4)	(9)	(7)
Actuarial loss	1	1	2	2
Net postretirement income	$(3)	$(1)	$(6)	$(2)

The cost of the postemployment plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net service cost	$7	$7	$13	$13
Interest cost	2	3	5	6
Amortization of:
Prior service cost	(7)	—	(7)	—
Actuarial loss	4	3	7	6
Total postemployment cost	$6	$13	$18	$25
During the second quarter of 2011, NCR announced a change in the long term disability benefits provided to former employees, effective July 1, 2011. This action reduced the actuarial liability associated with this benefit by approximately $6 million in the second quarter of 2011.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employer Contributions
Pension - For the three months ended June 30, 2011, NCR contributed approximately $22 million to its international pension plans and $2 million to its executive pension plan. For the six months ended June 30, 2011, NCR contributed approximately $40 million to its international pension plans and $4 million to its executive pension plan. NCR anticipates contributing an additional $75 million to its international pension plans for a total of $115 million and an additional $6 million to its executive pension plan for a total of $10 million in 2011. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2011.
Postretirement - For the three and six months ended June 30, 2011, NCR made $3 million and $6 million, respectively, in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $4 million to its U.S. postretirement plan for a total of $10 million in 2011.
Postemployment - For the three and six months ended June 30, 2011, NCR contributed approximately $8 million and $12 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $38 million to its postemployment plans in 2011 for a total of $50 million.

6. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2011 cannot currently be reasonably determined.
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
In August 2009, a federal court in Ohio granted motions for summary judgment against NCR in two companion class actions brought on behalf of certain unionized retirees, who claimed that the Company’s 2003 decision to terminate certain benefits payable on death violated collective bargaining agreements and other rights. The Company appealed the decision to the Sixth Circuit Court of Appeals and created an accrual of approximately $6 million for the potential liability, which NCR recognized as other expense during 2009. While the appeal was pending, the Company reached a settlement of approximately $3 million which received final approval from the federal district court in March 2011. The settlement payment was made during the three months ended June 30, 2011; the balance of the accrual was released to other income during the three months ended March 31,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2011 as a result of the federal district court's March 2011 ruling.
In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company's consumables business in 2003. The Company has filed an appeal.
In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL is expected to seek appellate review. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. While the Company does not believe that ATL's patent claims are meritorious, if ATL's claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and such royalties or damages could adversely impact its ATM business.
Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter detailed below, we currently do not anticipate material expenses and liabilities from these environmental matters.
NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.
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
On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the original PRPs identified above. The Order requires these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API have been working with the Governments to implement

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

certain provisions of the Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.
In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009. The LLC entered into a remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API fund the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company’s note, originally $20 million, is now approximately $16 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.
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
In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River (the “allocation litigation”). A number of counterclaims seeking contribution under CERCLA and under various state law theories were filed against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court’s order also limited initial discovery proceedings to the same questions.
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
In 2009, the Governments filed a separate action in the Wisconsin federal court to lodge and seek approval of two consent decrees involving twelve of the defendants in the allocation litigation (none of whom are recipients of the Order). The consent decrees require a total payment from the settling parties of approximately $2 million and in exchange provide protection against claims for contribution under Section 113 of CERCLA (including claims by NCR/API). NCR/API intervened in this action and formally opposed entry of the consent decrees, principally on the ground that insufficient investigation had been performed by the Governments to determine whether the proposed settlements were fair, reasonable and adequate under CERCLA. On December 16, 2009 and April 20, 2010, the judge presiding over the allocation litigation approved the consent decrees. NCR/API appealed both of these rulings to the United States Court of Appeals for the Seventh Circuit, which affirmed the decisions in the quarter ending June 30, 2011.
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
In the quarter ended December 31, 2010, the Governments publicly announced proposed monetary settlements of Fox River - related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

against other federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, if finally approved, would release GP from liability for, and provide contribution protection for claims relating to government oversight costs and claims relating to clean-up actions upriver of GP's facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). The settlement with Brown County, the City of Green Bay and the United States would release those entities and provide contribution protection for all claims relating to the Fox River site. The Company filed administrative objections to the proposed settlement with GP, and with respect to the settlement with the United States and Brown County and the City of Green Bay. In April 2011, the Wisconsin federal court approved the GP consent decree over the Company's objection.
In March 2011, the federal government filed a motion for a preliminary injunction against NCR and API in its October 2010 suit. The motion sought an injunction ordering the two companies, through the LLC, to perform particular aspects of a remediation work plan in 2011 as set forth by the Governments.
The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the October 2010 litigation filed by the Governments. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.
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
Third, for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate. The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the Government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 and February 28, 2011 rulings described above, NCR’s reserve at June 30, 2011 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If the Company is subsequently ruled liable for remaining claims in the allocation litigation, the Company estimates that its reserve could increase by approximately an additional $17 million. The Company will seek to overturn the trial court's rulings on appeal, and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, both of which arise out of certain agreements entered into in

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2013 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation and October 2010 litigation filed by the Governments discussed above.
In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals, whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Governments’ October 2010 litigation or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of June 30, 2011, the net reserve for the Fox River matter was approximately $191 million, compared to $199 million as of December 31, 2010. This decrease in the reserve is due to payments for clean-up activities and legal fees offset by a decrease in the indemnification asset discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of June 30, 2011 and December 31, 2010, approximately $12 million and $5 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to shared contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $85 million as of June 30, 2011 and $86 million as of December 31, 2010, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before late 2011 or 2012.

In connection with the Fox River and other matters, through June 30, 2011, NCR has received a combined total of approximately $158 million in connection with settlements reached with its principal insurance carriers; an additional $4 million is expected to be received in the future under the contractual terms of one settlement. Portions of most of these

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.
As of June 30, 2011, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.
In November 2010, the United States Environmental Protection Agency (EPA) issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Site) in Michigan. Three other parties - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. The EPA asserts that the site is contaminated by various substances, primarily PCBs as a result of discharges by various paper mills located along the river. The EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." The EPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations." The Company disagrees that it may have liability at the Kalamazoo River Site, and will dispute such claims if formally asserted by the EPA.
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. As of June 30, 2011, there are a total of three defendants in the case. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously.
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, estimated amounts for attorney and other fees and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, an asset relating to the AT&T and Alcatel-Lucent indemnity is recorded because payment is considered probable and is supported by contractual agreements.
Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of June 30, 2011 and December 31, 2010, NCR had no obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2011	2010
Warranty reserve liability
Beginning balance as of January 1	$24	$25
Accruals for warranties issued	18	21
Settlements (in cash or in kind)	(22)	(24)
Ending balance as of June 30	$20	$22

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

7. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. Income tax represented expense of $8 million for the three months ended June 30, 2011 compared to an expense of $11 million for the three months ended June 30, 2010. The decrease in the income tax expense in the three months ended June 30, 2011 as compared to the prior period was primarily due to net favorable adjustments to uncertain tax positions, partially offset by tax expense attributable to increased pre-tax income over the prior year, the mix of jurisdictions with income and losses, as well as adjustments to increase certain provisions related to the 2010 tax year, which management deemed immaterial. Income tax represented expense of $9 million for the six months ended June 30, 2011 compared to an expense of $10 million for the six months ended June 30, 2010. The decrease in the income tax expense in the six months ended June 30, 2011 as compared to the prior period was primarily due to net favorable adjustments to uncertain tax positions, partially offset by tax expense attributable to increased pre-tax income over the prior year, and the mix of jurisdictions with income and losses.

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
The components of basic and diluted earnings per share are as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Amounts attributable to NCR common stockholders:
Income from continuing operations	$35	$20	$45	$1
(Loss) income from discontinued operations, net of tax	(2)	11	1	11
Net income applicable to common shares	33	31	46	12
Weighted average outstanding shares of common stock	157.8	160.4	158.5	160.1
Dilutive effect of employee stock options and restricted stock	2.9	1.2	2.7	1.2
Common stock and common stock equivalents	160.7	161.6	161.2	161.3
Earnings (loss) per share attributable to NCR common stockholders:
Basic earnings (loss) per share:
From continuing operations	$0.22	$0.12	$0.28	$0.01
From discontinued operations	$(0.01)	$0.07	$0.01	$0.06
Net earnings per share (Basic)	$0.21	$0.19	$0.29	$0.07
Diluted earnings (loss) per share:
From continuing operations	$0.22	$0.12	$0.28	$0.01
From discontinued operations	$(0.01)	$0.07	$0.01	$0.06
Net earnings per share (Diluted)	$0.21	$0.19	$0.29	$0.07
Options to purchase approximately 2.5 million and 6.2 million shares of common stock for the three months ended June 30, 2011 and 2010, respectively, as well as 2.5 million and 6.3 million for the six months ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
For the three months ended June 30, 2011, the Company repurchased approximately 1.8 million shares of its common stock for $35 million. For the six months ended June 30, 2011, the Company repurchased approximately 3.6 million shares of its common stock for $70 million. Upon repurchase, shares are retired. The Company did not repurchase shares during the three and six months ended June 30, 2010.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenue by segment
Financial Services	$729	$632	$1,321	$1,205
Retail and Hospitality	449	438	825	796
Entertainment	38	23	75	41
Emerging Industries	96	83	186	163
Consolidated revenue	1,312	1,176	2,407	2,205
Operating income (loss) by segment
Financial Services	77	75	124	108
Retail and Hospitality	22	15	33	20
Entertainment	(17)	(10)	(32)	(22)
Emerging Industries	19	8	33	25
Subtotal - segment operating income	101	88	158	131
Pension expense	53	50	104	106
Other adjustments(1)	1	7	1	12
Income from operations	$47	$31	$53	$13

(1)
Other adjustments in the three and six months ended June 30, 2011 included $1 million of acquisition related costs. Other adjustments in the three and six months ended June 30, 2010 included $7 million and $12 million, respectively, for incremental costs directly related to the relocation of the worldwide headquarters.

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Product revenue	$650	$587	$1,144	$1,055
Professional and installation services revenue	178	140	315	258
Total solution revenue	828	727	1,459	1,313
Support services revenue	484	449	948	892
Total revenue	$1,312	$1,176	$2,407	$2,205

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$148	$148	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward contracts ***	—	—	—	—
Total	$158	$158	$—	$—
Liabilities:
Foreign exchange forward contracts****	$5	$—	$5	$—
Total	$5	$—	$5	$—
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

Assets Measured at Fair Value on a Non-recurring Basis

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three or six months ended June 30, 2011 or June 30, 2010.

11. DEBT OBLIGATIONS
As of June 30, 2011, the Company’s long term debt was $10 million. The Company’s long-term debt consists primarily of $5 million in notes payable originating in the United States and $4 million related to the capital lease obligation described below. The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.

Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, whose terms provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of June 30, 2011 is $4 million.
Revolving Credit Facility – Our $500 million, five-year unsecured revolving credit facility contains certain representations and warranties; conditions; affirmative, negative and financial covenants; and events of default customary for such facilities. NCR was in compliance with these covenants as of June 30, 2011. The key financial covenants include a total debt to consolidated EBITDA requirement for the period of four consecutive fiscal quarters not to exceed 3.00 to 1.00 and a minimum cash interest coverage ratio for the period of four consecutive fiscal quarters of not less than 4.00 to 1.00. The credit facility provides a grid-based interest rate that determines the margin charged in addition to the London Interbank Offered Rate (LIBOR) on borrowings. The rate is based on several factors including the credit rating of the Company and the amount of the Company’s aggregate borrowings under the facility. As of June 30, 2011, LIBOR margin would have been 42.5 basis points. Additionally, the facility allows a portion of the availability to be used for outstanding letters of credit. As of June 30, 2011 and December 31, 2010, no amount was outstanding under the facility; however, the maximum borrowing available was reduced by $21 million as a result of NCR’s usage of letters of credit.
Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of June 30, 2011 and December 31, 2010, the fair value of debt was $13 million.

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
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of June 30, 2011, the balance in AOCI related to foreign exchange forward derivative transactions was a loss of $3 million, net of tax, all of which related to instruments expiring in 2011. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We generally recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk
Interest rate risk associated with our borrowings is not considered material to our consolidated financial position, results of operations or cash flows as of June 30, 2011 based on the level of current borrowings and maturity dates. As such, we held no derivative financial instruments related to interest rate risk as of June 30, 2011.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Balance Sheets:

	Fair Values of Derivative Instruments
	Asset Derivatives June 30, 2011			Liability Derivatives June 30, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$—	$—	Other current liabilities	$115	$4
Total derivatives designated as hedging instruments			$—			$4
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$43	$—	Other current liabilities	$86	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$5

	Fair Values of Derivative Instruments
	Asset Derivatives December 31, 2010			Liability Derivatives December 31, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$96	$7	Other current liabilities	$105	$2
Total derivatives designated as hedging instruments			$7			$2
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$79	$2	Other current liabilities	$70	$1
Total derivatives not designated as hedging instruments			$2			$1
Total derivatives			$9			$3

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and June 30, 2010 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2011	For the three months ended June 30, 2010	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2011	For the three months ended June 30, 2010	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Foreign exchange forward contracts	$(1)	$4	Cost of Products	$(2)	$1	Other (expense) income	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2011	For the six months ended June 30, 2010	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2011	For the six months ended June 30, 2010	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Foreign exchange forward contracts	$(8)	$5	Cost of Products	$(2)	$1	Other (expense) income	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Foreign exchange forward contracts	Other (expense) income	$—	$1	$(1)	$1
Foreign exchange forward contracts	Cost of Products	$(1)	$1	$(1)	$1
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2011, NCR did not have any major concentration of credit risk related to financial instruments.

13. SUBSEQUENT EVENTS

Radiant Systems Acquisition On July 11, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radiant Systems, Inc. (“Radiant”) pursuant to which we agreed, subject to satisfaction of the terms and conditions set forth therein, to acquire Radiant. In accordance with the Merger Agreement, among other things, on July 25, 2011, we commenced a tender offer to purchase all of the outstanding shares of common stock of Radiant (the “Shares”), at a price per share of $28.00 for a total equity purchase price of approximately $1.2 billion.

We intend to use cash on hand and the proceeds from committed financing from various financial institutions to facilitate the Radiant transaction. On July 11, 2011, we entered into a commitment letter with these financial institutions pursuant to which they committed to provide $1.4 billion of senior secured credit facilities, consisting of a $700 million term loan facility and a $700 million revolving credit facility. These facilities would be available to finance the transaction, to refinance existing indebtedness of NCR and Radiant and for working capital requirements and other general corporate purposes.

The transaction has been approved by the Board of Directors of each company. The transaction, which is subject to approval by regulatory authorities and other customary closing conditions, is currently expected to close by the end of the third quarter of 2011. However, it is possible that factors outside of our control could require us to complete the transaction at a later time or not at all.

As of July 25, 2011, three shareholder suits had been filed against Radiant, its officers and directors, and the Company and its acquisition subsidiary, alleging breach of fiduciary duty and related claims in connection with the proposed acquisition. The Company expects to contest these claims vigorously.

NCR Brasil Equity Subscription and Master Purchase Agreement On July 26, 2011, we entered into an Equity Subscription Agreement (“Subscription Agreement“) with Scopus Tecnologia Ltda. and its subsidiary, Scopus Industrial S/A (“Scopus Industrial”), whereby Scopus Industrial has agreed, subject to satisfaction of the terms and conditions set forth in the Subscription Agreement, to acquire a 49% equity stake in NCR Brasil - Indústria de Equipamentos para Automação Ltda., NCR's Brazilian manufacturing and engineering operations (“NCR Manaus”) for a subscription price of approximately $50 million (the “Equity Subscription”).

Concurrently, Banco Bradesco S.A. signed a Master Purchase Agreement with NCR Manaus (“MPA”) for the purchase of ATMs, with a target of 30,000 ATMs over the next five years, and an initial order for more than 6,000 ATMs. The MPA will, by its terms, become effective at the closing of the Equity Subscription. Scopus Tecnologia is a subsidiary of Banco Bradesco.

The Subscription Agreement and MPA were previously approved by NCR's Board of Directors. The Equity Subscription, which is subject to approval by regulatory authorities and other customary closing conditions, is currently expected to close by the end of the third quarter of 2011. However, it is possible that factors outside of our control could require us to complete the transaction at a later time or not at all.

Fox River Environmental Matter In relation to the Fox River environmental matter discussed in Note 6, "Commitments and Contingencies," in connection with the enforcement litigation filed by the federal and state governments in October 2010, a motion for a preliminary injunction was filed against the Company and API in the quarter ended March 31, 2011, which requested that the Wisconsin federal court issue an order requiring NCR and API to undertake greater levels of remediation activity in the balance of the 2011 remediation season. That motion was denied by the court on July 5, 2011. The United States subsequently filed a renewed motion for a preliminary injunction against the Company, which also was denied by the Court, on July 28, 2011.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
As more fully discussed in later sections of this MD&A, the following were the significant events for the second quarter of 2011:

•	Revenue increased approximately 12% from the prior year period;

•	Foreign currency fluctuations favorably impacted revenue by 6%; and

•	We continued to realize the benefits of our cost reduction initiatives.
In the second quarter of 2011, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. These strategic initiatives and actions are as follows:

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

•
Enhancing the customer experience - We are committed to providing a customer experience to drive loyalty, focusing on product and software solutions based on the needs of our customers and sales and support service teams focused on delivery and customer interactions. During 2010, we launched the Customer Loyalty Survey to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

We expect to continue with these initiatives for the remainder of 2011 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table shows our results for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Revenue	$1,312	$1,176
Gross margin	$270	$241
Gross margin as a percentage of revenue	20.6%	20.5%
Operating expenses
Selling, general and administrative expenses	$181	$171
Research and development expenses	42	39
Income from operations	$47	$31

The following table shows our revenues and gross margins from products and services for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Product revenue	$650	$587
Cost of products	526	463
Product gross margin	$124	$124
Product gross margin as a percentage of revenue	19.1%	21.1%
Services revenue	$662	$589
Cost of services	516	472
Services gross margin	$146	$117
Services gross margin as a percentage of revenue	22.1%	19.9%

The following table shows our revenues by theater for the three months ended June 30 :

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$214	16%	$164	14%	30%	27%
North America	522	40%	465	40%	12%	11%
Europe	354	27%	346	29%	2%	(8)%
Japan Korea	83	6%	87	7%	(5)%	(17)%
South Asia Pacific	82	6%	72	6%	14%	—%
Caribbean Latin America (CLA)	57	5%	42	4%	36%	33%
Consolidated revenue	$1,312	100%	$1,176	100%	12%	6%

Revenue

In the three months ended June 30, 2011 compared to the three months ended June 30, 2010, revenue increased 12% due to higher volumes for both product sales and services revenue in the BICMEA, North America and CLA theaters and higher services revenue in the Europe theater. Foreign currency fluctuations favorably impacted the quarter-over-quarter comparison by 6%. Our product revenue increased 11% and our services revenue increased 12% quarter-over-quarter.

Revenue in the BICMEA theater increased primarily due to growth in products and services in the financial services line of business. Revenue in the North America theater increased due to growth in the entertainment line of business, increases in products and services in the financial services line of business and increases in services in the retail and hospitality line of business. Revenue in the CLA theater increased due to growth in products in the financial services line of business. Revenue in the Europe theater increased due to growth in services in the financial services and retail and hospitality lines of business.

Gross Margin

Gross margin as a percentage of revenue in the second quarter of 2011 was 20.6% compared to 20.5% in the second quarter of 2010. Product gross margin in the second quarter of 2011 was 19.1% compared to 21.1% in the second quarter of 2010. The decrease in product gross margin was primarily due to an unfavorable sales mix as well as losses in the entertainment line of business. Services gross margin in the second quarter of 2011 was 22.1% compared to 19.9% in the second quarter of 2010. Services gross margin was negatively impacted by $4 million in higher pension expense, or 0.6% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2011 and 2010 were impacted by certain employee benefit plans as shown below:

	Three months ended June 30
In millions	2011	2010
Pension expense	$53	$50
Postemployment expense	6	13
Postretirement benefit	(3)	(1)
Total expense	$56	$62

During the three months ended June 30, 2011, NCR incurred $53 million of pension expense compared to $50 million in the second quarter of 2010. The increase in pension expense was primarily due to the lower expected return on plan assets associated with the rebalancing of the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. The decrease in postemployment expense was primarily driven by the impact of the change in the long term disability benefits provided to former employees which reduced the actuarial liability by approximately $6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $181 million in the second quarter of 2011 as compared to $171 million in the second quarter of 2010. As a percentage of revenue, these expenses were 13.8% in the second quarter of 2011 compared to 14.5% in the second quarter of 2010. Pension costs included in selling, general, and administrative expenses were $16 million in both the quarter ended June 30, 2011 and 2010. Selling, general, and administrative expenses also included $1 million of acquisition related costs in the second quarter of 2011 and $7 million of incremental costs related to the relocation of the Company's global headquarters in the second quarter of 2010. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $42 million in the second quarter of 2011 as compared to $39 million in the second quarter of 2010. As a percentage of revenue, these costs were 3.2% in the second quarter of 2011 as compared to 3.3% in the second quarter of 2010. Pension costs included in research and development expenses were $5 million in the second quarter of 2011 as compared to $6 million in the second quarter of 2010. After considering these items, research and development expenses remained consistent as a percentage of revenue.

Interest and Other Expense Items

Interest expense was $1 million in the second quarter of 2011 compared to no interest expense in the second quarter of 2010. Other expense, net was $1 million in the second quarter of 2011 compared to no other income or expense in the second quarter of 2010.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $8 million for the three months ended June 30, 2011 compared to expense of $11 million for the three months ended June 30, 2010. The decrease in the income tax expense in the three months ended June 30, 2011 as compared to the prior period was primarily due to net favorable adjustments to uncertain tax positions, partially offset by tax expense attributable to increased pre-tax book income over the prior year, the mix of jurisdictions with income and losses as well as adjustments to increase certain provisions related to the 2010 tax year, which management deemed immaterial.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2011, NCR recognized a loss from discontinued operations of $4 million or $2 million, net of tax, included an accrual for a Japan environmental matter which relates to anticipated future disposal requirements of certain materials generated by a former NCR manufacturing facility in that country and the impact of the closure of NCR's Canadian EFT payment processing business. Income from discontinued operations of $17 million or $11 million, net of tax, in the second quarter of 2010 was primarily related to insurance recoveries from the Fox River environmental matter.

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

The effect of pension expense on segment operating income, which was $53 million in the second quarter of 2011 and $50 million in the second quarter of 2010, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 9, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Revenue	$729	$632
Operating income	$77	$75
Operating income as a percentage of revenue	10.6%	11.9%

Financial Services revenue increased 15% during the second quarter of 2011 as compared to the second quarter of 2010. Revenue growth was primarily generated from higher product volumes in the BICMEA, North America and CLA theaters and higher services revenues in the BICMEA and Europe theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 7%.

Operating income was $77 million in the second quarter of 2011 as compared to $75 million in the second quarter of 2010. The slight improvement in the Financial Services operating income was driven by higher product volumes and services revenue partially offset by an unfavorable shift in product mix and increased investment in sales resources.

Retail and Hospitality Segment

The following table presents the Retail and Hospitality revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Revenue	$449	$438
Operating income	$22	$15
Operating income as a percentage of revenue	4.9%	3.4%

Retail and Hospitality revenue increased 3% during the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue was primarily driven by higher product sales in the BICMEA and South Asia Pacific theaters and higher services revenue in the North America theater. This growth was partially offset by declines in the Japan Korea, Europe and North America theaters attributable to lower product sales. Foreign currency fluctuations positively impacted the quarter-over-quarter revenue comparison by 5%.

Operating income was $22 million in the second quarter of 2011 as compared to $15 million in the second quarter of 2010. The improvement in the Retail and Hospitality operating income was due to higher revenue, an improved product mix and lower service delivery costs primarily in the North America, BICMEA and Europe theaters.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Revenue	$38	$23
Operating loss	$(17)	$(10)
Operating loss as a percentage of revenue	(44.7)%	(43.5)%

Entertainment revenue increased 65% during the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue was driven by a greater number of kiosks deployed, as well as redeployment of selected kiosks to better performing locations.

Operating loss was $17 million in the second quarter of 2011 as compared to $10 million in the second quarter of 2010. This decrease was driven by additional kiosk and DVD depreciation from increased kiosk deployment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2011	2010
Revenue	$96	$83
Operating income	$19	$8
Operating income as a percentage of revenue	19.8%	9.6%

Emerging Industries revenue increased 16% during the second quarter of 2011 as compared to the second quarter of 2010. The increase in revenue was driven primarily by higher services revenue in the Europe and North America theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 7%.

Operating income was $19 million in the second quarter of 2011 as compared to $8 million in the second quarter of 2010. The increase in the Emerging Industries operating income was primarily due to improved product mix and lower service delivery costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table shows our results for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Revenue	$2,407	$2,205
Gross margin	$480	$432
Gross margin as a percentage of revenue	19.9%	19.6%
Operating expenses
Selling, general and administrative expenses	$345	$341
Research and development expenses	82	78
Income from operations	$53	$13

The following table shows our revenues and gross margins from products and services for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Product revenue	$1,144	$1,055
Cost of products	930	846
Product gross margin	$214	$209
Product gross margin as a percentage of revenue	18.7%	19.8%
Services revenue	$1,263	$1,150
Cost of services	997	927
Services gross margin	$266	$223
Services gross margin as a percentage of revenue	21.1%	19.4%

The following table shows our revenues by theater for the six months ended June 30:

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$395	16%	$318	14%	24%	22%
North America	958	40%	884	40%	8%	8%
Europe	663	28%	640	29%	4%	(3)%
Japan Korea	151	6%	156	7%	(3)%	(14)%
South Asia Pacific	142	6%	130	6%	9%	(2)%
Caribbean Latin America (CLA)	98	4%	77	4%	27%	24%
Consolidated revenue	$2,407	100%	$2,205	100%	9%	5%

Revenue

In the six months ended June 30, 2011 compared to the six months ended June 30, 2010, revenue increased 9% due to higher volumes for product sales and growth in services revenue in the BICMEA and North America theaters, higher services revenue in the Europe theater, and higher product sales in the CLA theater. Foreign currency fluctuations favorably impacted the year-over-year comparison by 4%. Our product revenue increased 8% and our services revenue increased 10% year-over-year.

Revenue in the BICMEA theater increased primarily due to growth in products and services in the financial services line of business. Revenue in the North America theater increased due to growth in the entertainment line of business coupled with increases in products and services in the financial services line of business and increases in services revenue in the retail and hospitality line of business. Revenue in the Europe theater increased due to growth in services in the financial services and retail and hospitality lines of business. Revenue in the CLA theater increased due to growth in products in the financial services line of business.

Gross Margin

Gross margin as a percentage of revenue for the six months ended June 30, 2011 was 19.9% compared to 19.6% for the six months ended June 30, 2010. Product gross margin for the six months ended June 30, 2011 was 18.7% compared to 19.8% for the six months ended June 30, 2010. The decrease in product gross margin was primarily due to losses in the entertainment line of business. Services gross margin for the six months ended June 30, 2011 was 21.1% compared to 19.4% for the six months ended June 30, 2010. Services gross margin was negatively impacted by $4 million in higher pension expense, or 0.3% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment coupled with a favorable mix of service offerings.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2011 and 2010 were impacted by certain employee benefit plans as shown below:

	Six months ended June 30
In millions	2011	2010
Pension expense	$104	$106
Postemployment expense	18	25
Postretirement benefit	(6)	(2)
Total expense	$116	$129

During the six months ended June 30, 2011, NCR incurred $104 million of pension expense compared to $106 million during the six months ended June 30, 2010. The decrease in pension expense was primarily due to a settlement charge of $6 million relating to our Canadian pension plan incurred in the first quarter of 2010 that did not recur in 2011 offset by the lower expected return on plan assets associated with the rebalancing of the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. The decrease in postemployment expense was primarily driven by the impact of the change in the long term disability benefits provided to former employees which reduced the actuarial liability by approximately $6 million in the six months ended June 30, 2011. The increase in postretirement benefit is primarily related to an increase in the level of amortization of prior service benefit associated with changes in benefits provided under the Company's previously closed U.S.

Post-65 Retiree Medical Plan announced in December 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $345 million in the six months ended June 30, 2011 as compared to $341 million in the six months ended June 30, 2010. As a percentage of revenue, these expenses were 14.3% in the first six months of 2011 compared to 15.5% in the first six months of 2010. Pension costs included in selling, general, and administrative expenses were $32 million in 2011 as compared to $34 million in 2010. Selling, general, and administrative expenses also included $1 million in acquisition related costs in the first half of 2011 as compared to $12 million of incremental costs related to the relocation of the Company's global headquarters in the first half of 2010. After considering these items, selling, general and administrative expenses as a percentage of revenue decreased from 13.4% in 2010 to 13.0% in 2011 primarily due to continued focus on overall cost containment.

Research and Development Expenses

Research and development expenses were $82 million in the six months ended June 30, 2011 as compared to $78 million in the six months ended June 30, 2010. As a percentage of revenue, these costs were 3.4% in the first six months of 2011 as compared to 3.5% in the first six months of 2010. Pension costs included in research and development expenses were $11 million in 2011 as compared to $14 million in 2010. After considering this item, research and development expenses remained consistent as a percentage of revenue.

Interest and Other Expense Items

Interest expense was $1 million in the six months ended June 30, 2011 and 2010. Other income, net was $5 million in the six months ended June 30, 2011 compared to $1 million in the six months ended June 30, 2010. Other (expense) income, net in the six months ended June 30, 2011 includes income from the sale of certain patents and a benefit of $3 million from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $9 million for the six months ended June 30, 2011 compared to expense of $10 million for the six months ended June 30, 2010. The decrease in the income tax expense in the six months ended June 30, 2011 as compared to the prior period was primarily due to net favorable adjustments to uncertain tax positions, partially offset by tax expense attributable to increased pre-tax book income over the prior year, and the mix of jurisdictions with income and losses.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the six months ended June, 30 2011, income from discontinued operations of $1 million, net of tax, included an accrual for litigation fees related to the Kalamazoo environmental matter, an accrual for anticipated future disposal costs related to the Japan environmental matter, and the impact of the closure of the NCR's Canadian EFT payment processing business offset by favorable changes in uncertain tax benefits attributable to Teradata. During the six months ended June 30, 2010, income from discontinued operations of $11 million, net of tax, was primarily related to insurance recoveries from the Fox River environmental matter.

Revenue and Operating Income by Segment

The description of our operating segments and the exclusion of certain items from operating income is discussed in this MD&A under "Revenue and Operating Income by Segment" for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The effect of pension expense on segment operating income, which was $104 million in the first six months of 2011 and $106 million in the first six months of 2010, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 9, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Revenue	$1,321	$1,205
Operating income	$124	$108
Operating income as a percentage of revenue	9.4%	9.0%

Financial Services revenue increased 10% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Revenue growth was primarily generated from higher products and services revenue in the BICMEA, North America and CLA theaters and higher services revenue in the Europe theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 5%.

Operating income was $124 million during the six months ended June 30, 2011 as compared to $108 million during the six months ended June 30, 2010. The improvement in the Financial Services operating income was driven by higher revenue and an improved mix of higher value product offerings, in addition to a reduction in service delivery costs primarily in the North America, Europe and BICMEA theaters.

Retail and Hospitality Segment

The following table presents the Retail and Hospitality revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Revenue	$825	$796
Operating income	$33	$20
Operating income as a percentage of revenue	4.0%	2.5%

Retail and Hospitality revenue increased 4% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in revenue was primarily driven by higher services revenue in the Europe and North America theaters partially offset by declines in product revenue in the Japan Korea and North America theaters. Foreign currency fluctuations positively impacted the year-over-year revenue comparison by 4%.

Operating income was $33 million during the six months ended June 30, 2011 as compared to $20 million during the six months ended June 30, 2010. The improvement in the Retail and Hospitality operating income was due to higher revenue and lower service delivery costs primarily in the North America, BICMEA and Europe theaters.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Revenue	$75	$41
Operating loss	$(32)	$(22)
Operating loss as a percentage of revenue	(42.7)%	(53.7)%

Entertainment revenue increased 83% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in revenue was driven by a greater number of kiosks deployed, as well as redeployment of selected kiosks to better performing locations.

Operating loss was $32 million during the six months ended June 30, 2011 as compared to $22 million during the six months ended June 30, 2010. The decrease was driven by additional kiosk and DVD depreciation from increased kiosk deployment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2011	2010
Revenue	$186	$163
Operating income	$33	$25
Operating income as a percentage of revenue	17.7%	15.3%

Emerging Industries revenue increased 14% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in revenue was driven primarily by higher services revenue in the Europe and North America theaters. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 5%.

Operating income was $33 million during the six months ended June 30, 2011 as compared to $25 million during the six months ended June 30, 2010. The increase in the Emerging Industries operating income was primarily due to lower service delivery costs.

Financial Condition, Liquidity, and Capital Resources
In the six months ended June 30, 2011, cash provided by operating activities decreased $1 million from $109 million in the six months ended June 30, 2010 to $108 million in the six months ended June 30, 2011. Cash flow from operations remained relatively consistent year over year due to an increase in income offset by movements in working capital.
NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

In millions	2011	2010
Net cash provided by operating activities	$108	$109
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(67)	(76)
Less: Additions to capitalized software	(29)	(28)
Net cash used in discontinued operations	(8)	—
Free cash flow (non-GAAP)	$4	$5

The decrease in net capital expenditures was due to a planned reduction in expenditures related to investments in the entertainment industry. During the six months ended June 30, 2011, cash used in discontinued operations was attributable to remediation payments made, offset by insurance recoveries received, associated with the Fox River environmental matter.

Our investing activities for the six months ended June 30, 2011 included $2 million in proceeds from the sale of property, plant and equipment. Our financing activities for the six months ended June 30, 2011 included $70 million for the repurchase of approximately 3.6 million shares of NCR common stock and proceeds from employee stock plans of $13 million. Our financing activities for the six months ended June 30, 2010 consisted of the repayment of $4 million in short-term borrowings as well as cash inflows from employee stock plans of $3 million.
As of June 30, 2011, our cash and cash equivalents totaled $457 million and our long-term debt was $10 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 5, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $185 million in 2011. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio entirely composed of fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter and our operating requirements for the next twelve months.

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

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2010 Form 10-K and determined that changes to our critical accounting policies in the six months ended June 30, 2011 were limited to the adoption of revenue recognition guidance as described in Note 2, "Summary of Accounting Policies" of the Notes to Condensed Consolidated Financial Statements. Also, there were no significant changes in our estimates associated with those policies.

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

We have exposure to approximately 50 functional currencies. The U.S. Dollar was slightly weaker in the second quarter of 2011 compared to the second quarter of 2010 based on comparable weighted averages for our functional currencies. This had a favorable impact of 6% on second quarter 2011 revenue versus second quarter 2010 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
Our strategy is to hedge, on behalf certain subsidiaries, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in earnings as exchange rates change.
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $16 million as of June 30, 2011 in the fair value of the hedge portfolio. The Company expects that any increase (decrease) in the fair value of the portfolio would be substantially offset by increases (decreases) in the underlying exposures being hedged.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.
The interest rate risk associated with our borrowing and investing activities as of June 30, 2011 was not material in relation to our consolidated financial position, results of operations or cash flows.
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
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2011, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2011, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 6, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the three months ended June 30, 2011:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
April 1 through April 30, 2011	—	-	—	$212,448,645
May 1 through May 31, 2011	1,633,500	$19.46	1,633,500	$184,861,490
June 1 through June 30, 2011	156,755	$19.10	156,000	$183,239,046
Second quarter total	1,790,255	$19.43	1,789,500
 _____________

(1)
Includes 755 shares purchased by the Company from Section 16 officers and employees during June 2011 at an average price of $18.08 per share. The Company occasionally purchases vested restricted stock shares from Section 16 officers and employees at the current market price to cover their withholding taxes.

(2)
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2011, approximately $179 million and $4 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

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

10.1	NCR Corporation 2011 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed April 29, 2011).

10.2	Amended and Restated NCR Management Incentive Plan (incorporated by reference to Exhibit 10.2 from the NCR Corporation Current Report on Form 8-K filed April 29, 2011).

10.3	NCR Corporation 2011 Economic Profit Plan (incorporated by reference to Exhibit 10.3 from the NCR Corporation Current Report on Form 8-K filed April 29, 2011).

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 29, 2011.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 29, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 29, 2011.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 29, 2011	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer