Form 10-Q
period 2011-09-30
NCR CORP
filed 2011-11-04
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
Commission File Number 001-00395
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 15, 2011, there were approximately 157.4 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Product revenue	$719	$600	$1,863	$1,655
Service revenue	684	607	1,947	1,757
Total revenue	1,403	1,207	3,810	3,412
Cost of products	581	475	1,511	1,321
Cost of services	529	486	1,526	1,413
Selling, general and administrative expenses	231	173	576	514
Research and development expenses	44	39	126	117
Total operating expenses	1,385	1,173	3,739	3,365
Income from operations	18	34	71	47
Interest expense	(3)	—	(4)	(1)
Other (expense) income, net	(1)	1	4	2
Income from continuing operations before income taxes	14	35	71	48
Income tax (benefit) expense	(1)	(45)	8	(35)
Income from continuing operations	15	80	63	83
Income from discontinued operations, net of tax	—	5	1	16
Net income	15	85	64	99
Net (loss) income attributable to noncontrolling interests	(1)	2	2	4
Net income attributable to NCR	$16	$83	$62	$95
Amounts attributable to NCR common stockholders:
Income from continuing operations	$16	$78	$61	$79
Income from discontinued operations, net of tax	—	5	1	16
Net income	$16	$83	$62	$95
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.10	$0.49	$0.38	$0.49
Diluted	$0.10	$0.48	$0.38	$0.49
Net income per common share
Basic	$0.10	$0.52	$0.39	$0.59
Diluted	$0.10	$0.51	$0.39	$0.59
Weighted average common shares outstanding
Basic	157.4	160.1	158.1	160.1
Diluted	160.2	161.5	160.9	161.4
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$341	$496
Accounts receivable, net	1,128	928
Inventories, net	850	741
Other current assets	365	313
Total current assets	2,684	2,478
Property, plant and equipment, net	459	429
Goodwill	918	115
Intangibles	328	15
Prepaid pension cost	309	286
Deferred income taxes	554	630
Other assets	428	408
Total assets	$5,680	$4,361
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	568	499
Payroll and benefits liabilities	205	175
Deferred service revenue and customer deposits	419	362
Other current liabilities	443	379
Total current liabilities	1,636	1,416
Long-term debt	1,061	10
Pension and indemnity plan liabilities	1,229	1,259
Postretirement and postemployment benefits liabilities	294	309
Income tax accruals	149	165
Environmental liabilities	201	244
Other liabilities	50	42
Total liabilities	4,620	3,445
Commitments and contingencies (Note 7)
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 157.4 and 159.7 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	252	281
Retained earnings	1,997	1,935
Accumulated other comprehensive loss	(1,229)	(1,335)
Total NCR stockholders’ equity	1,022	883
Noncontrolling interests in subsidiaries	38	33
Total stockholders’ equity	1,060	916
Total liabilities and stockholders’ equity	$5,680	$4,361
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2011	2010
Operating activities
Net income	$64	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1)	(16)
Depreciation and amortization	116	101
Stock-based compensation expense	24	15
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	(30)	(63)
Gain on sale of property, plant and equipment	(3)	(6)
Changes in operating assets and liabilities:
Receivables	(147)	(43)
Inventories	(64)	(128)
Current payables and accrued expenses	69	63
Deferred service revenue and customer deposits	34	19
Employee severance and pension	100	79
Other assets and liabilities	(60)	(59)
Net cash provided by operating activities	101	61
Investing activities
Grant reimbursements from capital expenditures	—	5
Expenditures for property, plant and equipment	(83)	(135)
Proceeds from sales of property, plant and equipment	2	38
Additions to capitalized software	(45)	(43)
Business acquisitions, net	(1,087)	—
Other investing activities, net	—	(8)
Net cash used in investing activities	(1,213)	(143)
Financing activities
Repurchases of Company common stock	(70)	(20)
Repayment of short-term borrowings	—	(4)
Repayment of long-term debt	—	(1)
Excess tax benefit from stock-based compensation	1	—
Proceeds from employee stock plans	15	7
Borrowings on term credit facility	700	—
Payments on revolving credit facility	(50)	—
Borrowings on revolving credit facility	400	—
Debt issuance cost	(28)	—
Net cash provided by (used in) financing activities	968	(18)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(14)	6
Effect of exchange rate changes on cash and cash equivalents	3	3
Decrease in cash and cash equivalents	(155)	(91)
Cash and cash equivalents at beginning of period	496	451
Cash and cash equivalents at end of period	$341	$360
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

Effective January 1, 2011, NCR began management of its business on a line of business basis, changing from the previous model of geographic business segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 10, "Segment Information and Concentrations" for additional information.

On July 11, 2011, NCR entered into an Agreement and Plan of Merger pursuant to which it agreed to acquire Radiant Systems, Inc. (Radiant), and on August 24, 2011, the acquisition was completed. As a result of the acquisition, the results of Radiant are included for the period from August 25, 2011 to September 30, 2011.  See Note 3, "Business Combinations" for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. See Note 14, "Subsequent Events" for additional information.

Discontinued Operations Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the spin-off of Teradata Data Warehousing (Teradata), and the closure of NCR's EFT payment processing business in Canada.

The income (loss) from discontinued operations for the three and nine months ended September 30 was:

In millions	Three months ended September 30, 2011		Three months ended September 30, 2010
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Fox River environmental matter	$—	$—	$8	$5
Income from discontinued operations	$—	$—	$8	$5

In millions	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Fox River environmental matter	$1	$—	$25	$16
Kalamazoo environmental matter	(2)	(1)	—	—
Japan environmental matter	(2)	(1)	—	—
Spin-off of Teradata	—	4	—	—
Closure of the Canadian EFT business	(2)	(1)	—	—
(Loss) income from discontinued operations	$(5)	$1	$25	$16

Environmental Matters For the nine months ended September 30, 2011, (loss) income from discontinued operations included an accrual for an environmental matter in Japan, which relates to anticipated future disposal requirements of certain materials generated by a former NCR manufacturing facility in that country, and accruals for litigation fees related to the Kalamazoo environmental matter offset by scheduled payments from an insurer in connection with a settlement that had been agreed to in

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

prior years related to the Fox River matter.  For the three and nine months ended September 30, 2010, income from discontinued operations included settlements with insurance carriers related to the Fox River matter.

For the nine months ended September 30, 2011, net cash used in discontinued operations related to environmental matters was $14 million due to remediation payments offset by scheduled payments from an insurer related to the Fox River matter. Net cash provided by discontinued operations related to environmental matters for the nine months ended September 30, 2010 was $6 million due to the settlement of insurance claims with insurance carriers offset by remediation payments related to the Fox River matter.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2011 and 2010. For the nine months ended September 30, 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Closure of the Canadian EFT Business For the nine months ended September 30, 2011, income from discontinued operations included a loss of $1 million, net of tax, related to the closure of NCR's EFT payment processing business in Canada.

2. SUMMARY OF ACCOUNTING POLICIES
New Accounting Pronouncements In September 2009, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the Emerging Issues Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. Under the consensus adopted by the EITF, use of the residual method, which the Company previously applied to many of its customer arrangements, is no longer permitted. The new guidance requires the Company to use its best estimate of a deliverable's selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously was allocated to delivered items is instead now allocated on a relative fair value basis among all the deliverables. There were no significant changes to the Company's units of accounting within its multiple-element arrangements or in the pattern or timing of revenue recognition for the nine months ended September 30, 2011 as a result of the adoption of this update.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of its software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. NCR adopted this guidance effective January 1, 2011 and is applying it prospectively for new or materially modified arrangements. There were no significant changes to the pattern or timing of revenue recognition for the nine months ended September 30, 2011 as a result of the adoption of this update.

In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and is effective for the Company beginning January 1, 2012. The Company is in the process of evaluating what effects, if any, the adoption of this guidance will have on its Consolidated Financial Statements.

In June 2011, the FASB issued updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation: (a) a single continuous statement of comprehensive income; or (b) two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance applies retrospectively, and is effective for the Company beginning January 1, 2012. Other than the change in presentation, the Company has determined that these changes will not have an impact on its Consolidated Financial Statements.

In September 2011, the FASB issued changes to guidance for the testing of goodwill for impairment. These changes provide an

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not, or more than 50%, that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test; if it does not reach a more likely than not determination on impairment, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for NCR for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. We perform a review of NCR’s goodwill in the fourth quarter of each calendar year and plan to adopt these changes effective for our review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, we have determined the adoption of this guidance will not have an impact on the Consolidated Financial Statements.
Revenue Recognition The Company's significant accounting policies as reported in NCR's Form 10-K for the year ended December 31, 2010 were amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Condensed Consolidated Financial Statements for the nine months ended September 30, 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated, and is presented below as revised.
NCR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services, transaction services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, NCR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered items is considered probable and substantially in the control of NCR.
For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the units' relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services and we use TPE to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as hardware and software that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

For arrangements entered into prior to January 1, 2011, the Company has not applied BESP. In such arrangements, if the Company has the requisite evidence of selling price for the undelivered elements but not for the delivered elements, the Company applies the residual method to allocate arrangement consideration.

In situations where NCR's solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value evidence exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. BUSINESS COMBINATIONS
Description of Transaction
On July 11, 2011, NCR entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Ranger Acquisition Corporation, and Radiant, pursuant to which NCR agreed to purchase all of the outstanding shares of common stock of Radiant through a tender offer at a price per share of $28.00 in cash. On August 24, 2011, following the successful completion of the tender offer, Ranger Acquisition Corporation was merged with and into Radiant (the Merger), with Radiant surviving the Merger as a wholly-owned subsidiary of NCR. The total equity purchase price approximated $1.2 billion.

Radiant was a leading provider of technology solutions for managing site operations in the hospitality and specialty retail industries, and will be operated within NCR as a separate line of business referred to as Hospitality and Specialty Retail (HSR). NCR believes that the acquisition will permit expansion into higher-margin adjacencies and new industry segments, and provide opportunities for future growth through the combination of NCR's global reach and services capabilities with Radiant's advanced software and strong channel partner network.

In connection with the acquisition, on August 22, 2011, NCR entered into a new $1.4 billion senior secured credit facility with and among a syndicate of lenders with JPMorgan Chase Bank, N.A., as the administrative agent. The secured credit facility consists of a term loan facility in the amount of $700 million and a revolving facility in the amount of $700 million, of which $1.1 billion was drawn to fund the acquisition. See Note 12, "Debt Obligations" for additional information.
Recording of Assets Acquired and Liabilities Assumed in Radiant Acquisition
The fair value of consideration transferred to acquire Radiant was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the Merger as set forth below. This allocation is preliminary and reflects the best estimate for conditions existing as of August 24, 2011. The primary areas of the purchase price allocation that are not yet finalized relate to determining the fair values of deferred taxes and tax contingencies, and calculating any necessary adjustment to the residual goodwill.

In millions
Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
$1,206	$84	$319	$803
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Merger consists of the revenue and cost synergies expected from combining the operations of NCR and Radiant. It is expected that approximately $73 million of the goodwill recognized in connection with the Merger will be deductible for tax purposes. The goodwill arising from the Merger has been allocated as follows: approximately $618 million to the Hospitality and Specialty Retail segment; $86 million to the Financial Services segment; and $99 million to the Retail Solutions segment (formerly known as Retail and Hospitality).
The carrying amounts of goodwill by segment as of September 30, 2011 are as follows:

	December 31, 2010					September 30, 2011
In millions	Goodwill	Accumulated Impairment Losses	Total	Acquisitions	Other Adjustments	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$67	$—	$67	$86	$—	$153	$—	$153
Retail Solutions	21	(3)	18	99	—	120	(3)	117
Hospitality and Specialty Retail	—	—	—	618	—	618	—	618
Entertainment	5	—	5	—	—	5	—	5
Emerging Industries	25	—	25	—	—	25	—	25
Total	$118	$(3)	$115	$803	$—	$921	$(3)	$918

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The intangible assets acquired in the Merger include the following:

	Estimated Fair Value	Weighted Average Amortization Period(1)
	(In millions)	(years)
Reseller Network	88	13
Technology - Software and Hardware	106	6
Trademarks	48	9
Direct customer relationships	74	15
Noncompete agreements	2	2
Internally developed software	1	2
Total acquired intangible assets	$319

(1)
Determination of the weighted average amortization period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

The Company has incurred a total of $25 million of transaction expenses to date relating to the Merger, of which $24 million and $25 million are included in the results of operations for the three and nine months ended September 30, 2011, respectively.
Unaudited Pro forma Information
The following unaudited pro forma information presents the consolidated results of NCR and Radiant for the three and nine months ended September 30, 2010 and 2011, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.
The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

In millions	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenue	$1,463	$1,296	$4,057	$3,668
Net income attributable to NCR	$35	$83	$78	$84

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the nine months ended September 30, 2011 and September 30, 2010:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2009	$592	$564	$28
Net income	99	95	4
Other comprehensive income, net of tax:
Currency translation adjustments	25	23	2
Unrealized loss on securities	(1)	(1)	—
Benefit plans, net	101	101	—
Comprehensive income	224	218	6
Employee stock purchase and stock compensation plans	21	21	—
Repurchase of Company common stock	(20)	(20)	—
September 30, 2010	$817	$783	$34

December 31, 2010	$916	$883	$33
Net income	64	62	2
Other comprehensive income, net of tax:
Currency translation adjustments	(11)	(14)	3
Unrealized loss on securities	(1)	(1)	—
Unrealized loss on derivatives	(4)	(4)	—
Benefit plans, net	125	125	—
Comprehensive income	173	168	5
Employee stock purchase and stock compensation plans	41	41	—
Repurchase of Company common stock	(70)	(70)	—
September 30, 2011	$1,060	$1,022	$38
The components of accumulated other comprehensive loss (AOCI), net of tax, are summarized as follows:

In millions	September 30, 2011	December 31, 2010
Unrealized gain on securities	$1	$2
Unrealized gain on derivatives	1	5
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,163)	(1,288)
Currency translation adjustments	(68)	(54)
Accumulated other comprehensive loss	$(1,229)	$(1,335)

The components of inventory are summarized as follows:

In millions	September 30, 2011	December 31, 2010
Inventories, net
Work in process and raw materials	$182	$143
Finished goods	237	180
Service parts	431	418
Total inventories, net	$850	$741

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS
As of September 30, 2011, the Company’s primary types of stock-based compensation were stock options and restricted stock. Stock-based compensation expense for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Stock options	$2	$2	$5	$4
Restricted stock	7	4	19	11
Total stock-based compensation (pre-tax)	9	6	24	15
Tax benefit	(2)	(2)	(7)	(5)
Total stock-based compensation (net of tax)	$7	$4	$17	$10
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to changes in the quantity and value of awards granted.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $7.38 and $5.49 for the nine months ended September 30, 2011 and 2010, respectively. There were no stock options granted in the three months ended September 30, 2011.

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Risk-free interest rate	—	1.60%	2.04%	2.31%
Expected volatility	—	43.8%	40.4%	46.9%
Expected holding period (years)	—	4.8	5.1	4.8
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
As of September 30, 2011, the total unrecognized compensation cost of $7 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2011, the total unrecognized compensation cost of $54 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.7 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	45	48	24	22	69	70
Expected return on plan assets	(39)	(41)	(28)	(26)	(67)	(67)
Settlement charge	—	—	1	—	1	—
Amortization of:
Prior service cost	—	—	2	—	2	—
Actuarial loss	34	29	20	14	54	43
Net benefit cost	$40	$36	$22	$14	$62	$50
Components of net periodic benefit cost for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Net service cost	$—	$—	$11	$11	$11	$11
Interest cost	136	142	69	67	205	209
Expected return on plan assets	(117)	(124)	(83)	(81)	(200)	(205)
Settlement charge	—	—	2	6	2	6
Amortization of:
Prior service cost	—	—	4	—	4	—
Actuarial loss	92	89	52	46	144	135
Net benefit cost	$111	$107	$55	$49	$166	$156
The income from the postretirement plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Interest cost	$—	$1	$1	$4
Amortization of:
Prior service benefit	(4)	(3)	(13)	(10)
Actuarial loss	—	1	2	3
Net postretirement income	$(4)	$(1)	$(10)	$(3)

The cost of the postemployment plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net service cost	$5	$3	$18	$16
Interest cost	3	3	8	9
Amortization of:
Prior service cost	(1)	(1)	(8)	(1)
Actuarial loss	4	2	11	8
Net benefit cost	$11	$7	$29	$32
Restructuring severance cost	6	—	6	—
Total postemployment cost	$17	$7	$35	$32

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

During the third quarter of 2011, NCR recorded approximately $6 million of severance costs related to the acquisition of Radiant.
During the second quarter of 2011, NCR announced a change in the long term disability benefits provided to former employees, effective July 1, 2011. This action reduced the actuarial liability associated with this benefit by approximately $6 million in the second quarter of 2011.
Employer Contributions
Pension For the three months ended September 30, 2011, NCR contributed approximately $20 million to its international pension plans and $2 million to its executive pension plan. For the nine months ended September 30, 2011, NCR contributed approximately $60 million to its international pension plans and $6 million to its executive pension plan. NCR anticipates contributing an additional $55 million to its international pension plans for a total of $115 million, and an additional $4 million to its executive pension plan for a total of $10 million, in 2011. NCR does not anticipate making cash contributions to its U.S. qualified pension plan in 2011.
Postretirement For the three and nine months ended September 30, 2011, NCR made $1 million and $7 million, respectively, in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $10 million in 2011.
Postemployment For the three and nine months ended September 30, 2011, NCR contributed approximately $6 million and $18 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $32 million to its postemployment plans for a total of $50 million in 2011.

7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2011 cannot currently be reasonably determined.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company's consumables business in 2003. The Company has filed an appeal.
In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL has sought appellate review of that ruling. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. ATL also filed a third suit against two financial institutions and a reseller in 2009; NCR is a third-party defendant in the case, by virtue of an indemnification complaint filed in 2011. ATL alleges infringement of some of the same patents at issue in the other suits. While the Company does not believe that ATL's patent claims are meritorious, if ATL's claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and such royalties or damages could adversely impact its ATM business.
Environmental Matters NCR’s facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter and the litigation expenses in the Kalamazoo River matter detailed below, we currently do not anticipate material expenses and liabilities from these environmental matters.
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
On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved, which is expected to occur following a trial that is scheduled for February 2012.
On October 14, 2010, the Governments filed a lawsuit in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government suit seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in this lawsuit that were not previously contemplated in the Company’s Fox River reserve, as discussed herein.
In the quarter ended December 31, 2010, the Governments publicly announced proposed monetary settlements of Fox River - related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and against other federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, which has received court approval, releases GP from liability for, and provides contribution protection for claims relating to government oversight costs and certain claims relating to clean-up actions upriver of GP's facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). The settlement with Brown County, the City of Green Bay and the United States, if approved, would release those entities and provide contribution protection for all claims relating to the Fox River site.
In March 2011, the federal government filed a motion for a preliminary injunction against NCR and API in its October 2010 suit. The motion sought an injunction ordering the two companies, through the LLC, to perform particular aspects of a remediation work plan in 2011 as set forth by the Governments. This motion was denied in July 2011. The government filed a renewed motion, which also was denied in July. In its rulings the court observed that, while a basis may exist for an injunction

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

against NCR, it would not grant an injunction in light of NCR's minority position in the LLC, which is controlled by API. After the unsuccessful injunction motions, the government issued correspondence to NCR and API seeking further remediation in 2011 and certain commitments with respect to work in 2012.
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
Third, for the NCR/API share of NRD, which is discussed above, NCR uses a best estimate. In a ruling dated September 30, 2011, the Wisconsin federal court ruled that the defendants in the allocation litigation could seek recovery against NCR and API for overpayments of NRD. Whether the federal government is entitled to NRD recovery on behalf of NRD trustees is an issue that is not expected to be determined before late 2012 or 2013.
The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the Government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 and February 28, 2011 rulings described above, NCR’s reserve at September 30, 2011 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If the Company is subsequently ruled liable for remaining claims in the allocation litigation, the Company estimates that its reserve could increase by approximately an additional $19 million. The Company will seek to overturn the trial court's rulings on appeal and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, both of which arise out of certain agreements entered into in connection with the Company’s 1978 sale of the facilities on the Fox River to API. NCR’s analysis of this factor assumes that API pays its percentage share of the NCR/API joint share. In its July 2011 rulings on the federal government's motions for a preliminary injunction, the Wisconsin federal court observed that API may have no direct CERCLA liability at the Fox River. API filed a motion for summary judgment asking that the counterclaims against it be dismissed. While this motion remained undecided at the close of the quarter ending September 30, 2011, NCR does not believe that such a dismissal, if granted, would

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

have an effect on API's obligations to contribute to NCR's funding for the remediation, as these obligations arise independently by contract. The API obligation to NCR is shared on a joint and several basis by a third party, B.A.T. Industries p.l.c., which, by virtue of various prior indemnification and other agreements not specifically directed to the Fox River matter, is a co-party to the same agreement and arbitration award to which API is also a party. This analysis also assumes that B.A.T. Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Arjo Wiggins Appleton Ltd., which has funded and managed API’s liability to date.
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
As of September 30, 2011, the net reserve for the Fox River matter was approximately $180 million, compared to $199 million as of December 31, 2010. This decrease in the reserve is due to payments for clean-up activities and legal fees offset by a decrease in the indemnification asset discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of September 30, 2011 and December 31, 2010, approximately $5 million, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheet. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $85 million as of September 30, 2011 and $86 million as of December 31, 2010, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before 2012 or 2013.

In connection with the Fox River and other matters, through September 30, 2011, NCR has received a combined total of approximately $158 million in connection with settlements reached with its principal insurance carriers; an additional $4 million is expected to be received in the future under the contractual terms of one settlement. Portions of most of these

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.
As of September 30, 2011, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.
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
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the December 2010 case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously. As of September 30, 2011, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.
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
Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of September 30, 2011 and December 31, 2010, NCR had no material obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.
NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized, provided that all revenue recognition criteria are otherwise satisfied, and the associated warranty liability is recorded using pre-established warranty percentages for the respective product classes. From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2011	2010
Warranty reserve liability
Beginning balance as of January 1	$24	$25
Accruals for warranties issued	28	33
Settlements (in cash or in kind)	(32)	(35)
Ending balance as of September 30	$20	$23

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of its customers for its use of the Company’s products subject to certain conditions that are generally standard within the Company’s industries. On limited occasions the Company will undertake additional indemnification obligations for business reasons. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications, and no current indemnification instance is material to the Company’s financial position. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

8. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant infrequent or unusual items. Income tax represented a benefit of $1 million for the three months ended September 30, 2011 compared to a benefit of $45 million for the three months ended September 30, 2010. The decrease in the income tax benefits in the three months ended September 30, 2011 as compared to the prior period was primarily due to the release of a $40 million valuation allowance in the three months ended September 30, 2010 that was no longer required on specific deferred tax assets in NCR's subsidiary in Japan. Additionally, the change in tax benefit is driven by a change in pre-tax income over the prior year, the mix of jurisdictions with income and losses and changes in uncertain tax positions. Income tax represented expense of $8 million for the nine months ended September 30, 2011 compared to a benefit of $35 million for the nine months ended September 30, 2010. The increase in the income tax expense in the nine months ended September 30, 2011 as compared to the prior period was primarily due to the release of a $40 million valuation allowance in the nine months ended September 30, 2010 that was no longer required on specific deferred tax assets in NCR's subsidiary in Japan. Additionally, the change in tax expense is driven by a change in pre-tax income over the prior year, the mix of jurisdictions with income and losses and changes in uncertain tax positions.

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
The components of basic and diluted earnings per share are as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Amounts attributable to NCR common stockholders:
Income from continuing operations	$16	$78	$61	$79
Income from discontinued operations, net of tax	—	5	1	16
Net income applicable to common shares	16	83	62	95
Weighted average outstanding shares of common stock	157.4	160.1	158.1	160.1
Dilutive effect of employee stock options and restricted stock	2.8	1.4	2.8	1.3
Common stock and common stock equivalents	160.2	161.5	160.9	161.4
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.10	$0.49	$0.38	$0.49
From discontinued operations	$—	$0.03	$0.01	$0.10
Net earnings per share (Basic)	$0.10	$0.52	$0.39	$0.59
Diluted earnings per share:
From continuing operations	$0.10	$0.48	$0.38	$0.49
From discontinued operations	$—	$0.03	$0.01	$0.10
Net earnings per share (Diluted)	$0.10	$0.51	$0.39	$0.59
Options to purchase approximately 3.0 million and 6.1 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, as well as 2.5 million and 6.1 million for the nine months ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.
For the three months ended September 30, 2011, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2011, the Company repurchased approximately 3.6 million shares of its common stock for $70 million. For the three and nine months ended September 30, 2010, the Company repurchased approximately 1.5 million shares of its common stock for $20 million, of which all shares were repurchased during the third quarter of 2010. Upon repurchase, shares are retired.

10. SEGMENT INFORMATION AND CONCENTRATIONS
Effective January 1, 2011, NCR reorganized its businesses and the management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now manages and reports its businesses in the following five segments:

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

•
Retail Solutions (formerly "Retail and Hospitality") - We offer solutions to customers in the retail and hospitality industries designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as Point of Sale (POS) terminals and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality and Specialty Retail - The business of Radiant is managed and reported as a separate segment, Hospitality and Specialty Retail. Through this line of business, we offer technology solutions to customers in the hospitality, convenience, and specialty retail industries, serving businesses that range from a single store or restaurant to global chains and the world's largest sports stadiums. Our solutions include Point of Sale (POS) hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Entertainment - We offer solutions that provide the consumer the ability to rent or buy movies at their convenience through self-service kiosks which we own and operate. This segment operates primarily in North America.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming and healthcare industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

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
In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense, as well as other significant, non-recurring items, are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Revenue by segment
Financial Services	$770	$655	$2,091	$1,860
Retail Solutions	461	430	1,286	1,226
Hospitality and Specialty Retail(1)	36	—	36	—
Entertainment	42	29	117	70
Emerging Industries	94	93	280	256
Consolidated revenue	1,403	1,207	3,810	3,412
Operating income (loss) by segment
Financial Services	81	63	205	171
Retail Solutions	22	25	55	45
Hospitality and Specialty Retail(1)	5	—	5	—
Entertainment	(13)	(13)	(45)	(35)
Emerging Industries	18	15	51	40
Subtotal - segment operating income	113	90	271	221
Pension expense	62	50	166	156
Other adjustments(2)	33	6	34	18
Income from operations	$18	$34	$71	$47

(1)
The acquisition of Radiant was completed on August 24, 2011. Because the transaction was completed during the third quarter of 2011, the revenue and operating income results reflected for the Hospitality and Specialty Retail segment are partial, and reflect only the period from August 25, 2011 through September 30, 2011.

(2)
Other adjustments include $24 million and $25 million of acquisition related transaction costs for the the three and nine months ended September 30, 2011, respectively; $6 million of acquisition related severance costs for the three and nine months ended September 30, 2011; and $3 million of acquisition related amortization of intangible assets for the three and nine months ended September 30, 2011. Other adjustments include $6 million and $18 million of incremental costs directly related to the relocation of the Company's worldwide headquarters for the three and nine months ended September 30, 2010, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Product revenue	$719	$600	$1,863	$1,655
Professional and installation services revenue	193	148	508	406
Total solution revenue	912	748	2,371	2,061
Support services revenue	491	459	1,439	1,351
Total revenue	$1,403	$1,207	$3,810	$3,412

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$58	$58	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward contracts ***	7	—	7	—
Total	$75	$68	$7	$—
Liabilities:
Foreign exchange forward contracts****	$2	$—	$2	$—
Total	$2	$—	$2	$—
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
Assets Measured at Fair Value on a Non-recurring Basis
NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. No impairment charges or material non-recurring fair value adjustments were recorded during the three or nine months ended September 30, 2011 or September 30, 2010.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. DEBT OBLIGATIONS
As of September 30, 2011, the Company’s long term debt was $1.06 billion. The Company’s long-term debt consists primarily of $1.05 billion outstanding under the Company's new secured credit facility, $5 million in notes payable originating in the United States and $3 million related to the capital lease obligation, each as described below.

Secured Credit Facility In August 2011, the Company entered into a new five-year secured credit facility (the Secured Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million, of which $700 million was outstanding as of September 30, 2011, and a revolving credit facility in an aggregate principal amount of $700 million, of which $350 million was outstanding as of September 30, 2011. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2011, outstanding letters of credit totaled approximately $21 million.

In connection with entering into the Secured Credit Facility, the Company retired the outstanding loans under its existing revolving credit facility and terminated that facility, and used borrowings under the Secured Credit Facility to fund a portion of the purchase price for its acquisition of Radiant.
The term loan facility is required to be repaid in quarterly installments of $17.5 million beginning March 31, 2013, with the balance of $455 million being due in August 2016. Borrowings under the revolving credit facility are due in August 2016. Amounts outstanding under the Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.50% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Secured Credit Facility also require certain other fees and payments to be made by the Company.
The Company's obligations under the Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Secured Credit Facilities and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries. These security interests will be released when the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Secured Credit Facility includes affirmative, negative and financial covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. These covenants also require the Company to maintain:

•
a consolidated leverage ratio not to exceed (i) 3.50 to 1.00 for each fiscal quarter in 2012 and 2013, (ii) 3.25 to 1.00 for each fiscal quarter in 2014, and (iii) 3.00 to 1.00 for each fiscal quarter in 2015 and beyond; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

The Secured Credit Facility also contains events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit.
The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $500 million, the proceeds of which can be used for working capital requirements and other general corporate purposes.
In connection with the Secured Credit Facility, the Company deferred approximately $28 million of debt issuance costs, which are being amortized to interest expense over the life of the debt.
Notes Payable - The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, the terms of which provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of September 30, 2011 is $3 million.
Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of September 30, 2011 and December 31, 2010, the fair value of debt was $1.06 billion and $13 million, respectively.

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
Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of September 30, 2011, the balance in AOCI related to foreign exchange forward derivative transactions was a gain of $1 million, net of tax, all of which related to instruments expiring in 2011. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk
We held no derivative financial instruments related to interest rate risk as of September 30, 2011.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2011			September 30, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$35	$1	Other current liabilities	$29	$—
Total derivatives designated as hedging instruments			$1			$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$122	$6	Other current liabilities	$70	$2
Total derivatives not designated as hedging instruments			$6			$2
Total derivatives			$7			$2

	Fair Values of Derivative Instruments
	December 31, 2010			December 31, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$96	$7	Other current liabilities	$105	$2
Total derivatives designated as hedging instruments			$7			$2
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$79	$2	Other current liabilities	$70	$1
Total derivatives not designated as hedging instruments			$2			$1
Total derivatives			$9			$3

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2011	For the three months ended September 30, 2010	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2011	For the three months ended September 30, 2010	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2011	For the three months ended September 30, 2010
Foreign exchange forward contracts	$4	$(5)	Cost of Products	$(2)	$2	Other (expense) income	$(1)	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Foreign exchange forward contracts	$(4)	$—	Cost of Products	$(4)	$3	Other (expense) income	$(1)	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Foreign exchange forward contracts	Other (expense) income	$—	$(1)	$(1)	$—
Foreign exchange forward contracts	Cost of Products	$2	$(3)	$1	$(2)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2011, NCR did not have any major concentration of credit risk related to financial instruments.

14. SUBSEQUENT EVENTS
NCR Brasil Equity Subscription As previously disclosed, on July 26, 2011, the Company entered into an Equity Subscription Agreement with NCR Brasil - Indústria de Equipamentos para Automação S.A. (formerly known as NCR Brasil - Indústria de Equipamentos para Automação Ltda.), a subsidiary of the Company (NCR Manaus), Scopus Tecnologia Ltda. (Scopus), and Scopus Industrial S/A , a subsidiary of Scopus (Scopus Industrial), pursuant to which Scopus Industrial agreed to acquire a 49% equity interest in NCR Manaus for a subscription price of approximately $43 million (the Equity Subscription).

On October 4, 2011, the Equity Subscription was completed. As a result of the Equity Subscription, the Company and Scopus Industrial hold 51% and 49%, respectively, of the outstanding voting equity of NCR Manaus.

In connection with the closing of the Equity Subscription, the Company, NCR Dutch Holdings B.V. (a subsidiary of the Company), NCR Manaus, Scopus, and Scopus Industrial also entered into a Shareholders' Agreement that establishes the general framework governing the relationship among the shareholders of NCR Manaus.

Interest Rate Swap Agreement On October 11, 2011, the Company entered into a forward-starting interest rate swap agreement that became effective on October 14, 2011.  This swap agreement fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Secured Credit Facility through August 22, 2016.  The notional amount of the interest rate swap starts at $560 million and amortizes to $341 million over the term.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2011, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 16% from the prior year period;

•	Foreign currency fluctuations favorably impacted revenue by 5%;

•	We successfully completed the acquisition of Radiant Systems, Inc. (Radiant); and

•	We continued to realize the benefits of our cost reduction initiatives.
In the third quarter of 2011, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. These strategic initiatives and actions are as follows:

•
Gain profitable share - We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers. We also seek to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments, such as through our acquisition of Radiant and its highly complimentary hospitality and specialty retail solutions.

•
Expand into emerging growth industry segments - We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including travel and gaming, healthcare, and entertainment. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships. Additionally, we continue to deploy, and selectively re-deploy, DVD kiosks within our entertainment business.

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enhanced through one centralized research and development organization and a closely aligned decision support process which supports both our NCR Services team and the Industry Solutions Group to apply best practices across all industries. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

Results from Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table shows our results for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$1,403	$1,207
Gross margin	$293	$246
Gross margin as a percentage of revenue	20.9%	20.4%
Operating expenses
Selling, general and administrative expenses	$231	$173
Research and development expenses	44	39
Income from operations	$18	$34

The following table shows our revenues and gross margins from products and services for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Product revenue	$719	$600
Cost of products	581	475
Product gross margin	$138	$125
Product gross margin as a percentage of revenue	19.2%	20.8%
Services revenue	$684	$607
Cost of services	529	486
Services gross margin	$155	$121
Services gross margin as a percentage of revenue	22.7%	19.9%

The following table shows our revenues by theater for the three months ended September 30 :

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$191	14%	$191	16%	—	3%
North America	605	43%	466	39%	30%	1%
Europe	370	26%	346	28%	7%	8%
Japan Korea	81	6%	88	7%	(8)%	9%
South Asia Pacific	96	7%	71	6%	35%	14%
Caribbean Latin America (CLA)	60	4%	45	4%	33%	3%
Consolidated revenue	$1,403	100%	$1,207	100%	16%	5%

Revenue

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, revenue increased 16% due to higher volumes for both product sales and services revenue in the North America, Europe and South Asia Pacific theaters, higher product sales in the CLA theater and higher services revenue in the BICMEA theater. The acquisition of Radiant also led to an incremental increase in product sales and services revenue in the North America theater. Foreign currency fluctuations favorably impacted the quarter-over-quarter comparison by 5%. Our product revenue increased 20% and our services revenue increased 13% quarter-over-quarter.

Revenue in the North America theater increased primarily due to growth in products and services in the financial services, retail solutions, and hospitality and specialty retail lines of business as well as growth in the entertainment line of business. Revenue in the Europe theater increased due to growth in products and services in the financial services line of business. Revenue in the South Asia Pacific theater increased due to growth in products and services in the financial services and retail solutions lines of business. Revenue in the CLA theater increased primarily due to growth in products in the financial services line of business. Revenue in the BICMEA theater increased primarily due to growth in services in the financial services line of business.

Gross Margin

Gross margin as a percentage of revenue in the third quarter of 2011 was 20.9% compared to 20.4% in the third quarter of 2010. Product gross margin in the third quarter of 2011 was 19.2% compared to 20.8% in the third quarter of 2010. The decrease in product gross margin was primarily due to an unfavorable sales mix. Services gross margin in the third quarter of 2011 was 22.7% compared to 19.9% in the third quarter of 2010. Services gross margin was negatively impacted by $10 million in higher pension expense, or 1.5% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2011 and 2010 were impacted by certain employee benefit plans as shown below:

	Three months ended September 30
In millions	2011	2010
Pension expense	$62	$50
Postemployment expense	17	7
Postretirement benefit	(4)	(1)
Total expense	$75	$56

During the three months ended September 30, 2011, NCR incurred $62 million of pension expense compared to $50 million in the third quarter of 2010. The increase in pension expense was primarily due to increased amortization of actuarial loss due to lower discount rates. The increase in postemployment expense was primarily the result of $6 million of Radiant acquisition related severance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $231 million in the third quarter of 2011 as compared to $173 million in the third quarter of 2010. As a percentage of revenue, these expenses were 16.5% in the third quarter of 2011 compared to 14.3% in the third quarter of 2010. Pension costs included in selling, general, and administrative expenses were $18 million in the third quarter of 2011 as compared to $17 million in the third quarter of 2010. Selling, general, and administrative expenses in the third quarter of 2011 also included $33 million of acquisition related costs, and in the third quarter of 2010, they included $6 million of incremental costs related to the relocation of the Company's global headquarters and a $6 million gain related to the sale of an office building in France. After considering these items, selling, general and administrative expenses remained fairly consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $44 million in the third quarter of 2011 as compared to $39 million in the third quarter of 2010. As a percentage of revenue, these costs were 3.1% in the third quarter of 2011 as compared to 3.2% in the third quarter of 2010. Pension costs included in research and development expenses were $7 million in the third quarter of 2011 as compared to $5 million in the third quarter of 2010. After considering these items, research and development expenses as a percentage of revenue decreased from 2.8% in in the third quarter of 2010 to 2.6% in in the third quarter of 2011 primarily due to the continued focus on overall cost containment.

Interest and Other Expense Items

Interest expense was $3 million in the third quarter of 2011 compared to no interest expense in the third quarter of 2010. The interest expense recognized in the third quarter of 2011 is related to borrowings under the Company's secured credit facility. Other expense, net was $1 million in the third quarter of 2011 and 2010.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented a benefit of $1 million for the three months ended September 30, 2011 compared to a benefit of $45 million for the three months ended September 30, 2010. The decrease in the income tax benefits in the three months ended September 30, 2011 as compared to the prior year period was primarily due to the release of a $40 million valuation allowance in the three months ended September 30, 2010 that was no longer required on specific deferred tax assets in NCR's subsidiary in Japan. Additionally, the change in tax benefit is driven by a change in pre-tax income over the prior year, the mix of jurisdictions with income and losses and changes in uncertain tax positions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the third quarter of 2011, NCR did not recognize any income from discontinued operations. Income from discontinued operations of $8 million, or $5 million, net of tax, in the third quarter of 2010 was primarily related to insurance recoveries from the Fox River environmental matter.

Revenue and Operating Income by Segment

As described in Note 1, “Basis of Presentation,” and Note 10, “Segment Information and Concentrations,” of the Notes to Condensed Consolidated Financial Statements, effective January 1, 2011, NCR reorganized its businesses and the management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company now manages and reports its businesses in the following five segments:

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

•
Retail Solutions (formerly "Retail and Hospitality") - We offer solutions to customers in the retail and hospitality industries designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as Point of Sale (POS) terminals and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality and Specialty Retail - The business of Radiant is managed and reported as a separate segment, Hospitality and Specialty Retail. Through this line of business, we offer technology solutions to customers in the hospitality, convenience, and specialty retail industries, serving businesses that range from a single store or restaurant to global chains and the world's largest sports stadiums. Our solutions include Point of Sale (POS) hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Entertainment - We offer solutions that provide the consumer the ability to rent or buy movies at their convenience through self-service kiosks which we own and operate. This segment operates primarily in North America.

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming and healthcare industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

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

The effect of pension expense on segment operating income, which was $62 million in the third quarter of 2011 and $50 million in the third quarter of 2010, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$770	$655
Operating income	$81	$63
Operating income as a percentage of revenue	10.5%	9.6%

Financial Services revenue increased 18% during the third quarter of 2011 as compared to the third quarter of 2010. Revenue growth was primarily generated from higher product volumes and services revenue in the North America, Europe, and South Asia Pacific theaters, higher product volumes in the CLA theater and higher services revenues in the BICMEA theater. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 6%.

Operating income was $81 million in the third quarter of 2011 as compared to $63 million in the third quarter of 2010. The improvement in the Financial Services operating income was driven by higher product volumes and services revenue and lower service delivery costs.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$461	$430
Operating income	$22	$25
Operating income as a percentage of revenue	4.8%	5.8%

Retail Solutions revenue increased 7% during the third quarter of 2011 as compared to the third quarter of 2010. The increase in revenue was primarily driven by higher product sales and services revenue in the North America and South Asia Pacific theaters, and higher services revenue in the Japan-Korea theater. This growth was partially offset by declines in the Europe theater attributable to lower product sales. Foreign currency fluctuations positively impacted the quarter-over-quarter revenue comparison by 4%.

Operating income was $22 million in the third quarter of 2011 as compared to $25 million in the third quarter of 2010. The slight decrease in the Retail Solutions operating income was primarily due to a favorable shift in product and services mix slightly offset by the negative impact of higher paper prices and increased corporate allocations.

Hospitality and Specialty Retail Segment

The following table presents the Hospitality and Specialty Retail revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$36	—
Operating income	$5	—
Operating income as a percentage of revenue	13.9%	—

The segment's third quarter revenue and operating income included $36 million and $5 million, respectively, as a result of the acquisition of Radiant on August 24, 2011. The results for the segment reflect only the period from August 25, 2011 through the end of the third quarter. The segment’s revenue and operating income is primarily attributed to product volume and services revenue in the North America theater.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$42	$29
Operating loss	$(13)	$(13)
Operating loss as a percentage of revenue	(31.0)%	(44.8)%

Entertainment revenue increased 45% during the third quarter of 2011 as compared to the third quarter of 2010. The increase in revenue was driven by a greater number of kiosks deployed, as well as redeployment of selected kiosks to better performing locations.

Operating loss was $13 million in the third quarter of 2011 and in the third quarter of 2010. The operating loss remained consistent despite the increase in revenue due to additional kiosk and DVD depreciation resulting from increased kiosk deployment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2011	2010
Revenue	$94	$93
Operating income	$18	$15
Operating income as a percentage of revenue	19.1%	16.1%

Emerging Industries revenue increased 1% during the third quarter of 2011 as compared to the third quarter of 2010. The increase in revenue was driven primarily by higher services revenue in the Europe and North America theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 5%.

Operating income was $18 million in the third quarter of 2011 as compared to $15 million in the third quarter of 2010. The increase in the Emerging Industries operating income was primarily due to improved services mix and lower service delivery costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table shows our results for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$3,810	$3,412
Gross margin	$773	$678
Gross margin as a percentage of revenue	20.3%	19.9%
Operating expenses
Selling, general and administrative expenses	$576	$514
Research and development expenses	$126	$117
Income from operations	$71	$47

The following table shows our revenues and gross margins from products and services for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Product revenue	$1,863	$1,655
Cost of products	1,511	1,321
Product gross margin	$352	$334
Product gross margin as a percentage of revenue	18.9%	20.2%
Services revenue	$1,947	$1,757
Cost of services	1,526	1,413
Services gross margin	$421	$344
Services gross margin as a percentage of revenue	21.6%	19.6%

The following table shows our revenues by theater for the nine months ended September 30:

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$586	15%	$509	15%	15%	2%
North America	1,563	41%	1,350	39%	16%	1%
Europe	1,033	27%	986	29%	5%	7%
Japan Korea	232	6%	244	7%	(5)%	10%
South Asia Pacific	238	6%	201	6%	18%	12%
Caribbean Latin America (CLA)	158	5%	122	4%	30%	3%
Consolidated revenue	$3,810	100%	$3,412	100%	12%	5%

Revenue

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, revenue increased 12% due to higher volumes for product sales and growth in services revenue in the North America, BICMEA and South Asia Pacific theaters, higher services revenue in the Europe theater and higher product sales in the CLA theater. The acquisition of Radiant also led to an incremental increase in product sales and services revenue in the North America theater. Foreign currency fluctuations favorably impacted the year-over-year comparison by 5%. Our product revenue increased 13% and our services revenue increased 11% period-over-period.

Revenue in the North America theater increased primarily due to growth in products and services in the financial services, retail solutions, and hospitality and specialty retail lines of business as well as growth in the entertainment line of business. Revenue in the BICMEA theater increased due to growth in products and services in the financial services and retail solutions lines of business. Revenue in the South Asia Pacific theater increased due to growth in products and services in the retail solutions line of business and growth in services in the financial services line of business. Revenue in the Europe theater increased primarily due to growth in products and services in the financial services line of business and growth in services in the retail solutions line of business. Revenue in the CLA theater increased primarily due to growth in products and services in the financial services line of business.

Gross Margin

Gross margin as a percentage of revenue for the nine months ended September 30, 2011 was 20.3% compared to 19.9% for the nine months ended September 30, 2010. Product gross margin for the nine months ended September 30, 2011 was 18.9% compared to 20.2% for the nine months ended September 30, 2010. The decrease in product gross margin was primarily due to an unfavorable sales mix and losses in the entertainment line of business. Services gross margin for the nine months ended September 30, 2011 was 21.6% compared to 19.6% for the nine months ended September 30, 2010. Services gross margin was negatively impacted by $14 million in higher pension expense, or 0.7% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment coupled with a favorable mix of service offerings.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2011 and 2010 were impacted by certain employee benefit plans as shown below:

	Nine months ended September 30
In millions	2011	2010
Pension expense	$166	$156
Postemployment expense	35	32
Postretirement benefit	(10)	(3)
Total expense	$191	$185

During the nine months ended September 30, 2011, NCR incurred $166 million of pension expense compared to $156 million during the nine months ended September 30, 2010. The increase in pension expense was primarily due to increased amortization of actuarial loss due to lower discount rates. The increase in postemployment expense was primarily a result of $6 million of Radiant acquisition related severance costs. The increase in postretirement benefit is primarily related to an increase in the level of amortization of prior service benefit associated with changes in benefits provided under the Company's previously closed U.S. Post-65 Retiree Medical Plan, which was announced in December 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $576 million in the nine months ended September 30, 2011 as compared to $514 million in the nine months ended September 30, 2010. As a percentage of revenue, these expenses were 15.1% in the first nine months of 2011 and 2010. Pension costs included in selling, general, and administrative expenses were $50 million in 2011 as compared to $51 million in 2010. Selling, general, and administrative expenses in the nine months ended September 30, 2011 also included $34 million in acquisition related costs, and in the nine months ended September 30, 2010 included $18 million of incremental costs related to the relocation of the Company's global headquarters and a $6 million gain on the sale of an office building in France. After considering these items, selling, general and administrative expenses as a percentage of revenue decreased from 13.2% in 2010 to 12.9% in 2011, primarily due to continued focus on overall cost containment.

Research and Development Expenses

Research and development expenses were $126 million in the nine months ended September 30, 2011 as compared to $117 million in the nine months ended September 30, 2010. As a percentage of revenue, these costs were 3.3% in the first nine months of 2011 as compared to 3.4% in the first nine months of 2010. Pension costs included in research and development expenses were $18 million in the nine months ended September 30, 2011 as compared to $19 million in the nine months ended September 30, 2010. After considering this item, research and development expenses remained fairly consistent as a percentage of revenue.

Interest and Other Expense Items

Interest expense was $4 million in the nine months ended September 30, 2011 as compared to $1 million in the nine months ended September 30, 2010. The interest expense recognized in the the nine months ended September 30, 2011 is primarily related to borrowings under the Company's secured credit facility. Other income, net was $4 million in the nine months ended September 30, 2011 compared to $2 million in the nine months ended September 30, 2010. Other income, net in the nine months ended September 30, 2011 includes income from the sale of certain patents and a benefit of $3 million from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $8 million for the nine months ended September 30, 2011 compared to a benefit of $35 million for the nine months ended September 30, 2010. The increase in the income tax expense in the nine months ended September 30, 2011 as compared to the prior year period was primarily due to the release of a $40 million valuation allowance in the nine months ended September 30, 2010 that was no longer required on specific deferred tax assets in NCR's subsidiary in Japan. Additionally, the change in tax expense is driven by a change in pre-tax income over the prior year, the mix of jurisdictions with income and losses and changes in uncertain tax positions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the nine months ended September 30, 2011, income from discontinued operations of $1 million, net of tax, included an accrual for litigation fees related to the Kalamazoo environmental matter, an accrual for anticipated future disposal costs related to an environmental matter in Japan, and the impact of the closure of NCR's EFT payment processing business in Canada offset by favorable changes in uncertain tax benefits attributable to Teradata. During the nine months ended September 30, 2010, income from discontinued operations of $16 million, net of tax, was primarily related to insurance recoveries from the Fox River environmental matter.

Revenue and Operating Income by Segment

The description of our operating segments and the exclusion of certain items from the presentation of operating income for those segments is discussed in this MD&A under "Revenue and Operating Income by Segment" for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

The effect of pension expense on segment operating income, which was $166 million in the first nine months of 2011 and $156 million in the first nine months of 2010, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 10, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$2,091	$1,860
Operating income	$205	$171
Operating income as a percentage of revenue	9.8%	9.2%

Financial Services revenue increased 12% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Revenue growth was primarily generated from higher product and services revenue in the BICMEA, North America, Europe and CLA theaters and higher services revenue in the South Asia Pacific theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 5%.

Operating income was $205 million during the nine months ended September 30, 2011 as compared to $171 million during the nine months ended September 30, 2010. The improvement in the Financial Services operating income was driven by higher revenue and an improved mix of higher value product offerings, in addition to a reduction in service delivery costs primarily in the North America, Europe and BICMEA theaters.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$1,286	$1,226
Operating income	$55	$45
Operating income as a percentage of revenue	4.3%	3.7%

Retail Solutions revenue increased 5% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in revenue was primarily driven by higher product volumes and services revenue in the BICMEA, South Asia Pacific, and North America theaters and higher services revenue in the Europe and Japan Korea theaters. Foreign currency fluctuations positively impacted the year-over-year revenue comparison by 4%.

Operating income was $55 million during the nine months ended September 30, 2011 as compared to $45 million during the nine months ended September 30, 2010. The improvement in the Retail Solutions operating income was due to higher revenue and lower service delivery costs primarily in the North America, BICMEA and Europe theaters.

Hospitality and Specialty Retail Segment

The following table presents the Hospitality and Specialty Retail revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$36	—
Operating income	$5	—
Operating income as a percentage of revenue	13.9%	—

The segment's nine months ended September 30, 2011 revenue and operating income include $36 million and $5 million, respectively, as a result of the acquisition of Radiant on August 24, 2011. The results for the segment reflect only the period from August 25, 2011 through the end of the third quarter. The segment’s revenue and operating income is primarily attributed to product volume and services revenue in the North America theater.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$117	$70
Operating loss	$(45)	$(35)
Operating loss as a percentage of revenue	(38.5)%	(50.0)%

Entertainment revenue increased 67% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in revenue was driven by a greater number of kiosks deployed, as well as redeployment of selected kiosks to better performing locations.

Operating loss was $45 million during the nine months ended September 30, 2011 as compared to $35 million during the nine months ended September 30, 2010. The increase in operating loss was driven by additional kiosk and DVD depreciation resulting from increased kiosk deployment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2011	2010
Revenue	$280	$256
Operating income	$51	$40
Operating income as a percentage of revenue	18.2%	15.6%

Emerging Industries revenue increased 9% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in revenue was driven primarily by higher services revenue in the Europe, North America and BICMEA theaters. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 5%.

Operating income was $51 million during the nine months ended September 30, 2011 as compared to $40 million during the nine months ended September 30, 2010. The increase in the Emerging Industries operating income was primarily due to improved services mix and lower service delivery costs.

Financial Condition, Liquidity, and Capital Resources
In the nine months ended September 30, 2011, cash provided by operating activities increased $40 million from $61 million in the nine months ended September 30, 2010 to $101 million in the nine months ended September 30, 2011. Cash flow from operations increased due to improvements in working capital offset by acquisition related transaction costs.
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

In millions	2011	2010
Net cash provided by operating activities	$101	$61
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(83)	(130)
Less: Additions to capitalized software	(45)	(43)
Net cash (used in) provided by discontinued operations	(14)	6
Free cash used (non-GAAP)	$(41)	$(106)

The decrease in net capital expenditures was due to a planned reduction in investments in the entertainment line of business. The cash used in discontinued operations was attributable to remediation payments made associated with the Fox River environmental matter, which were offset by a smaller amount of insurance recoveries in 2011 as compared to the prior year period.
Our investing activities for the nine months ended September 30, 2011 included $1,087 million of cash outflow, net of cash acquired, primarily related to the acquisition of Radiant and $2 million in proceeds from the sale of property, plant and equipment as compared to $38 million in proceeds for the sale of an office building in France and $8 million in other investing activities in the nine months ended September 30, 2010. Our financing activities for the nine months ended September 30, 2011 included $70 million for the repurchase of approximately 3.6 million shares of NCR common stock, borrowings under the term credit facility of $700 million, borrowings under the new revolving credit facility of $400 million offset by repayments of $50 million, proceeds from employee stock plans of $15 million and debt issuance costs of $28 million. Our financing activities for the nine months ended September 30, 2010 included $20 million for the repurchase of approximately 1.5 million shares of NCR common stock, the repayment of $4 million in short-term borrowings as well as cash inflows from employee stock plans of $7 million.
As of September 30, 2011, our cash and cash equivalents totaled $341 million and our long-term debt was $1.06 billion. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $185 million in 2011. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio entirely composed of fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments
Our August 2011 financing transaction executed in conjunction with the acquisition of Radiant has significantly altered our contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Form 10-K for the year ended December 31, 2010. The following table outlines our debt obligations and interest on debt obligations as of September 30, 2011 with projected cash payments in the years shown:

In millions	Total Amounts	2011	2012 - 2013	2014 - 2015	2016 and thereafter
Debt obligations	$1,061	$1	$71	$141	$848
Interest on debt obligations	109	6	46	41	16
	$1,170	$7	$117	$182	$864

For purposes of this table, we used interest rates as of September, 30, 2011 to estimate the future interest on debt obligations. See Note 12, "Debt Obligations" of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to our debt obligations and the related interest rate terms.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2010 Form 10-K and determined that changes to our critical accounting policies in the nine months ended September 30, 2011 were limited to the adoption of revenue recognition guidance as described in Note 2, "Summary of Accounting Policies" of the Notes to Condensed Consolidated Financial Statements. There were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 2, “Summary of Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements as to anticipated or expected results, beliefs, opinions and future financial performance, within the meaning of Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements use words such as “seek,” "potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include projections of revenue, profit growth and other financial items, discussion of strategic initiatives and related actions, and comments about our future economic performance, among other things. These forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties that could cause NCR's actual results to differ materially.
In addition to the factors discussed in this Quarterly Report on Form 10-Q, other risks and uncertainties include those relating to: the uncertain economic climate, which could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products, and consolidation in the financial services sector, which could impact our business by reducing our customer base; the timely development, production or acquisition and market acceptance of new and existing products and services (such as self-service technologies), including our ability to accelerate market acceptance of new products and services; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the financial covenants in our secured credit facility and their impact on our financial and business operations; shifts in market demands, continued competitive factors and pricing pressures and their impact on our ability to improve gross margins and profitability, especially for our more mature offerings; the effect of currency translation; short product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; tax rates; ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees, especially in light of continued cost-control measures being taken by the company; availability and successful exploitation of new acquisition and alliance opportunities; access to DVD inventory and the conversion to, and market adoption of, alternative methods of entertainment content delivery; changes in GAAP and the resulting impact, if any, on the company's accounting policies; continued efforts to establish and maintain best-in-class internal information technology and control systems; the success of our pension strategy; compliance with requirements relating to data privacy and protection; expected benefits related to the acquisition of Radiant not materializing as expected; and other factors detailed from time to time in the company's U.S. Securities and Exchange Commission reports and the company's annual reports to stockholders. NCR does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have exposure to approximately 50 functional currencies. The U.S. Dollar was slightly weaker in the third quarter of 2011 compared to the third quarter of 2010 based on comparable weighted averages for our functional currencies. This had a favorable impact of 5% on third quarter 2011 revenue versus third quarter 2010 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
Our strategy is to hedge, on behalf of certain subsidiaries, a portion of our non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency) is mitigated in the near term. The amount we hedge and the length of time hedge contracts are entered into may vary significantly. In the longer term (longer than the hedging period of up to 15 months), the subsidiaries are still subject to the impacts of foreign currency fluctuations. In addition, the subsidiary results are still subject to any impact of translating the functional currency results to U.S. Dollars. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), the gains and losses are recorded in the currency translation adjustment component of stockholders’ equity. Gains and losses on other foreign exchange contracts are recognized in earnings as exchange rates change.
For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $13 million as of September 30, 2011 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value.
At September 30, 2011, our long-term debt under our secured credit facility bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1 million for the nine months ended September 30, 2011.
In the event of an adverse change in interest rates, our management would likely take actions, in addition to the interest rate swap agreement discussed in Note 14, "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements, to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
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
We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2011, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2011, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 7, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

Part I, Item 1A ("Risk Factors") of the Company’s 2010 Annual Report on Form 10-K includes a discussion of the material risks related to the Company's business. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2010 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously described in our 2010 Form 10-K.

Indebtedness The terms of our secured credit facility include financial and other covenants that could restrict or limit our financial and business operations.

Our secured credit facility includes restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make investments in others;

•	engage in sale-leaseback or hedging transactions;

•	pay dividends or make similar distributions on our capital stock;

•	repay other indebtedness;

•	engage in certain affiliate transactions; and

•	enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

The secured credit facility also contains certain affirmative covenants and requires us to comply with financial coverage ratios regarding both our consolidated interest expense and our consolidated debt relative to our consolidated EBITDA (as defined in the secured credit facility).

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result, and the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, and require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes equity interests of certain of our domestic and foreign subsidiaries.

Our level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

At September 30, 2011, we had $1.06 billion of total indebtedness outstanding, including $1.05 billion outstanding under our secured credit facility. This amount of indebtedness could:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•
limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our debt obligations under our secured credit facility materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.

Our ability to make timely payments of principal and interest on our debt obligations under our secured credit facility depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance the debt under our senior credit facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on the debt under our senior credit facility, we will be in default and the lenders could declare all outstanding principal and interest to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Borrowings under our senior credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

All of our borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to a forward-starting interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings through August 22, 2016, with a notional amount of $560 million that amortizes to $341 over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2011, approximately $179 million and $7 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.
During the three months ended September 30, 2011, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares from Section 16 officers at the current market price to cover their withholding taxes. For the nine months ended September 30, 2011, 259 shares were purchased at an average price of $17.99 per share.

Item 6.	EXHIBITS

2.1
Agreement and Plan of Merger by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc., dated as of July 11, 2011 (incorporated by reference to Exhibit 2.1 from the NCR Corporation Current Report on Form 8-K filed July 12, 2011).

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

10.1
Tender and Voting Agreement, dated as of July 11, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and certain shareholders of Radiant Systems, Inc. (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed July 12, 2011).

10.2
First Amendment to Tender and Voting Agreement, dated as of July 21, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and certain shareholders of Radiant Systems, Inc. (incorporated by reference to Exhibit 10.2 from the NCR Corporation Current Report on Form 8-K/A filed July 21, 2011).

10.3
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed August 1, 2011).

10.4
Credit Agreement, dated as of August 22, 2011, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed August 26, 2011).

10.5
Guarantee and Pledge Agreement, dated as of August 22, 2011, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed August 26, 2011).

10.6	First Amendment to the Amended and Restated NCR Change in Control Severance Plan, dated January 27, 2010.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated November 4, 2011.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated November 4, 2011.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2011.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	November 4, 2011	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer