Form 10-K
period 2011-12-31
NCR CORP
filed 2012-02-28
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission File Number 001-00395
 ________________________
NCR CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3097 Satellite Boulevard
Duluth, GA 30096
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $3.0 billion. As of February 14, 2012, there were approximately 158.3 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

FOWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” "potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to our anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; comments about our future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's beliefs, expectations and assumptions and involve a number of known and unknown risks and uncertainties. These forward-looking statements are not guarantees of future performance, and there are a number of factors, including those listed in Item 1A "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.        BUSINESS
General
NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

Businesses
NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel and gaming and entertainment industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to help customers design, deploy and support our technology tools. NCR also resells third-party networking products and provides related service offerings in the telecommunications and technology sectors.

Industries Served
NCR provides specific solutions for customers in a range of industries such as financial services, retail, hospitality, telecommunications, travel and gaming, and entertainment. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

Recent Transactions
On August 24, 2011, NCR completed the acquisition of Radiant Systems Inc. (Radiant), a leading provider of multichannel point-of-sale and managed hosted service solutions to the hospitality and specialty retail industries. The acquisition was completed through a tender offer and subsequent merger, with Radiant becoming a wholly-owned subsidiary of NCR.

On December 23, 2011, we completed the sale of our healthcare solutions business, including our MediKiosk patient access software, NCR Payment Manager, Patient Portal, Patient Tracking, Physician Referral and eForms software solutions, to Quadramed Corporation. The sale of our healthcare solutions business has been presented as discontinued operations in the Consolidated Financial Statements. Refer to Note 14, "Discontinued Operations", in the Notes to Consolidated Financial Statements for further discussion.

On February 3, 2012, we entered into an agreement to sell our entertainment business to Redbox Automated Retail, LLC. The completion of the transaction is subject to various customary closing conditions as well as regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We anticipate that the transaction will be consummated by the end of the third quarter of 2012. Refer to Note 16, "Subsequent Events", in the Notes to Consolidated Financial Statements for further discussion.

Operating Segments
Effective January 1, 2011, NCR began management of its business on a line of business basis, changing from the previous model of geographic business segments. As a result, we categorized our operations into four reportable segments: Financial Services, Retail Solutions, Entertainment, and Emerging Industries. The acquisition of Radiant created a new reportable segment, Hospitality and Specialty Retail. These changes to our segment reporting are further described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

The information required by Item 1 with respect to financial information regarding our geographic areas and reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 12, "Segment Information and Concentration," of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Other Financial Products
We provide financial institutions, retailers and independent deployers with financial-oriented self-service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ application suite as well as consulting services related to ATM security, software and bank branch optimization. ATM and other financial product solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement and bill payment (including mobile bill payment). These solutions help enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Self-Service Kiosks
We provide self-service kiosks to the retail, hospitality, travel and gaming, and entertainment industries and also own and operate self-service kiosks in the entertainment industry. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding, bill payment and gift registries. We provide self check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. The kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs. The kiosks in the entertainment industry allow consumers to rent or buy movies and games at their convenience.

Point of Sale
We provide retail and hospitality oriented technologies such as point of sale terminals, bar-code scanners, software and services to companies and venues worldwide. Combining our retail and hospitality industry expertise, software and hardware technologies, and consulting services, our solutions are designed to enable cost reductions and improve operational efficiency while increasing customer satisfaction.

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

Services
Services are an essential and integrated component of NCR’s complete solution offerings. We provide maintenance and support services for our product offerings and also provide other services including site assessment and preparation, staging, installation and implementation, systems management and complete managed services. We also offer a range of software and services such as Software as a Service, hosted services, and online, mobile and transactional services and applications such as bill pay and digital signage. In addition, we are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors and servicing third-party computer hardware from select manufacturers, such as Cisco Systems, who value and leverage our global service capability.

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

We provide self-service kiosk and POS solutions to the retail, hospitality, travel and gaming, and entertainment industries. Retail customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores and petroleum outlets. Hospitality customers include restaurants and food service providers, and sports and entertainment venues (including stadiums, arenas and cinemas). The travel and gaming customers include airlines, airports, car rental, hotel/lodging and casinos. Self-service kiosk and POS solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels. We have focused our investments and resources on self-service technologies with expanded offerings to include self-ticketing and mobile check-in for the travel industry. We also own and operate DVD kiosks, which we deploy at retail outlets such as supermarkets, convenience stores and drug stores.

Our imaging solutions primarily serve the financial services industry worldwide, with the primary focus on banks. We have historically distributed most of our imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors.

Our consumables products are sold to the financial services, retail and hospitality industries as well as customers involved in transportation and manufacturing. These products are also sold through a direct sales force as well as through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers as well as through telemarketing and the Internet.

We provide service and support for our products and solutions through service contracts with our customers. We have also established managed service contracts with key customers and continue to pursue additional managed service relationships. Longer term managed service arrangements can help improve the efficiency and performance of the customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also provide services on competing technologies—for example, IBM retail technologies and Diebold ATMs. The primary sales channel for our services is our direct sales teams, which exist across all geographies. Our services professionals provide these services directly to end customers.

Competition
In the financial services industry, we compete with Diebold, Inc., Wincor Nixdorf GmbH & Co. (Wincor) and Hyosung, as well as many other regional firms, across all geographies. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services.

We face a variety of competitors in the retail and hospitality industries across all geographies. We believe that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. Our competitors vary by market segment, product, service offering and geographic area, and include IBM, Wincor, Fujitsu, Hewlett-Packard, Dell, Honeywell, Micros Systems, Verifone and Datalogic, among others.

We face a diverse group of competitors in the travel and gaming and entertainment industries. Competition in the travel industry includes IBM, SITA and IER. In the gaming industry, our key competitors are IBM, Wincor and Cummins. In the entertainment business, which operates primarily in the United States, competition comes from makers of DVD rental kiosks, including Coinstar, Inc. (through their Redbox DVD kiosk business), as well as alternative distribution channels such as Netflix, various cable companies and retail outlets, among others.

We face competition for services from other technology and service providers, as well as from service-only firms, in all geographies where we operate around the world. The primary services competitors are the companies identified in the descriptions of our other solutions. Global technology providers are becoming more focused on services as a core business strategy. We also compete with a range of smaller regional and local service companies across our various geographies.

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

We face competition in the financial services industry for imaging solutions across all geographies. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; the fit of the vendor’s strategic vision with the customer’s strategic direction; and the quality of the vendor’s support and consulting services. Our competitors vary by product, service offering and geographic area, and include FIS and Unisys Corporation, among others.

Research and Development
We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs and consumer preferences. Our expenses for research and development were $177 million in 2011, $162 million in 2010, and $141 million in 2009. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, "Description of Business and Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and is incorporated herein by reference.

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

On a global basis, NCR manufactures its ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India; its self-checkout solutions in facilities located in Columbus, Georgia, USA and Budapest, Hungary; certain POS terminals in facilities located in Alpharetta, Georgia, USA; Salzburg, Austria; Beijing, China; Geelong, Australia; and Adelaide, Australia; and its entertainment kiosks in the Columbus, Georgia, USA facility. For payment solutions, certain POS terminals, bar code scanners and certain other kiosks, NCR outsources the manufacturing in all geographic regions.

Refer to Item 1A of this Report under the caption, “Reliance on Third Parties” for further information regarding the potential impact of these relationships on our business operations. Additional information regarding sources and availability of raw materials is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Product Backlog
Our backlog at December 31, 2011, was approximately $1.0 billion, compared with backlog of approximately $900 million at December 31, 2010. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenues derived from our growing service-based business as well as the hospitality and specialty retail line of business, for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenues for any future period.

Employees
On December 31, 2011, NCR had approximately 23,500 employees and contractors.

Environmental Matters
Compliance with Federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River matter, is reported in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 28, 2012) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	48	Chairman of the Board, Chief Executive Officer and President
John G. Bruno	47	Chief Technology Officer and Executive Vice President, Corporate Development
Jennifer M. Daniels	48	Senior Vice President, General Counsel and Secretary
Peter A. Dorsman	56	Executive Vice President, Industry Solutions Group and Global Operations
Robert P. Fishman	48	Senior Vice President and Chief Financial Officer
Peter A. Leav	41	Executive Vice President, Global Sales, Professional Services and Consumables
Andrea L. Ledford	46	Senior Vice President, Human Resources
Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti, is NCR's Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at International Business Machines Corporation, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Sprint Nextel Corporation, and is a member of its Compensation and Finance Committees. Mr. Nuti became a director of NCR on August 7, 2005.

John G. Bruno became Chief Technology Officer and Executive Vice President of Corporate Development on November 1, 2011. Before assuming this position, he was Executive Vice President, Industry Solutions Group, from November 29, 2008 to October 31, 2011. Prior to joining NCR, Mr. Bruno was a Managing Director at The Goldman Sachs Group, Inc., a global investment banking, securities and investment management firm, from August 2007 to November 2008. Prior to this position, he was Senior Vice President - General Manager, RFID Division, at Symbol Technologies, Inc., an information technology company, from June 2005 through February 22, 2006. Mr. Bruno was Symbol Technologies' Senior Vice President, Corporate Development from May 2004 to June 2005, and was Symbol Technologies' Senior Vice President, Business Development, and Chief Information Officer, from November 2002 to May 2004.

Jennifer M. Daniels became Senior Vice President, General Counsel and Secretary in April 2010. Prior to joining NCR, Ms. Daniels was Vice President, General Counsel and Corporate Secretary of Barnes & Noble, Inc., from August 2007 to April 2010. Prior to that, she served as an attorney for more than 16 years at IBM, a worldwide provider of computer hardware, software and services, where she held, among other positions, the positions of Vice President, Assistant General Counsel and Chief Trust and Compliance Officer; Vice President and Assistant General Counsel for Litigation; and Vice President and General Counsel of IBM Americas.

Peter A. Dorsman became Executive Vice President, Industry Solutions Group and Global Operations on November 1, 2011. Mr. Dorsman leads the Industry Solutions Group, which is comprised of NCR's Financial Services, Retail Solutions and Travel and Gaming lines of business. He is also responsible for the company's global operations, which includes manufacturing, sourcing, logistics, quality, sales order management and customer advocacy and continuous improvement programs. Mr. Dorsman supports overall sales enablement and is responsible for driving the conception of NCR's product solutions through to fulfillment, providing more influence and impact on the entire end-to-end customer experience. Previously, he was Senior Vice President, Global Operations from January 1, 2008 to October 31, 2011 and was Vice President and General Manager of NCR's Systemedia Division, now named NCR Consumables, from April 17, 2006 to December 31, 2007. Prior to joining NCR, Mr. Dorsman served in several roles with The Standard Register Company, a provider of information solutions, including as its Executive Vice President and Chief Operating Officer responsible for the day-to-day operations of the company. Before his role at Standard Register, Mr. Dorsman served for nearly 20 years at NCR in various marketing and sales leadership roles, including vice president of worldwide industry marketing. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

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

Peter A. Leav became Executive Vice President, Global Sales, Professional Services and Consumables on November 1, 2011. Prior to assuming this position, he was Senior Vice President, Worldwide Sales, from January 29, 2009 to October 31, 2011. Prior to joining NCR, he was Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, and Vice President and General Manager for Motorola from December 2007 to November 2008. Prior to this position, Mr. Leav was Vice President of Sales for Motorola from December 2006 to December 2007. From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004.

Andrea L. Ledford became Senior Vice President, Human Resources, in June 2007. Ms. Ledford served as Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., an information technology company, from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, in EMEA, Asia/Pacific and Latin America.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that NCR files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2012 Annual Meeting of Stockholders (the 2012 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations
3097 Satellite Boulevard

Duluth, GA 30096
Phone: 800-255-5627
E-Mail: investor.relations@ncr.com
Website: http://investor.ncr.com

NCR's website, www.ncr.com, contains a significant amount of information about NCR, including financial and other information for investors. NCR encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time.

Item 1A.    RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition, results of operations, and could cause actual results to differ materially from our expectations and projections. You should consider these risk factors when reading the rest of this Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this document.

Economic Pressures Our business may be negatively affected by global economic and credit conditions. Our business has been, and will continue to be, sensitive to domestic and global economic and credit conditions. For example, recovery from the credit crisis and global economic downturn of 2008 has been uneven and tentative and has created a challenging and unpredictable environment in which to market the products and services of our various businesses across different geographic segments, with European markets posing particular concern. The strength of global economic and credit conditions depends on a number of factors, including the effects of government actions to address sovereign debt issues, improve global credit markets and generally stimulate economic conditions. It is difficult to predict the success of these actions, or the development of new economic conditions that could impact our business.

A negative economic climate could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products or services. Additionally, if as in the recent past, customers in the financial services sector respond to a negative economic climate by further consolidation, it could further reduce our base of potential customers in the financial industry. Our retail customers also could face continuing fluctuations in consumer confidence and, as a result, could be impacted by weak consumer spending. This could, in turn, result in increased financial pressures that could impact the capital expenditures of our retail customers and, potentially, the ability of certain retail customers to pay accounts receivable owed to NCR. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness The terms of our secured credit facility include financial and other covenants that could restrict or limit our financial and business operations. Our secured credit facility includes restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make investments in others;

•	engage in sale-leaseback or hedging transactions;

•	repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•	repay other indebtedness;

•	engage in certain affiliate transactions; and

•	enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

The secured credit facility also contains certain affirmative covenants and requires us to comply with financial coverage ratios regarding both our interest expense and our debt relative to our EBITDA (as defined in the secured credit facility).

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

Our level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2011, we had approximately $853 million of total indebtedness outstanding, including approximately $840 million outstanding under our secured credit facility. This amount of indebtedness could:

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

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

Borrowings under our senior credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings through August 22, 2016, with a notional amount of $560 million that amortizes to $341 million over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

Competition If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Hewlett-Packard Company, Diebold, Inc., Wincor, Hyosung, Fujitsu and Unisys Corporation, some of which have more widespread distribution and market penetration for their platforms and service offerings. In addition, we compete with companies in specific market segments, such as entry-level ATMs, imaging solutions, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures (particularly in the ATM marketplace);

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India and China;

•	exploit opportunities in new vertical markets, such as travel and telecom and technology;

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

Our business and operating performance could be impacted by external competitive pressures, such as increasing price erosion and the entry of new competitors into our existing product and geographic markets. Our customers sometimes finance our product sales through third-party financing companies. In the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, thus impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Operating Results Fluctuations Our revenue, operating results, and margins could fluctuate for a number of reasons, including:

Manufacturing. We manufacture advanced ATMs at our facilities in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Puducherry, India; and Beijing, China; self checkout solutions in the Columbus, Georgia, USA and Budapest, Hungary; and certain POS terminals in Alpharetta, Georgia, USA; Salzburg, Austria; Beijing, China; Geelong, Australia; and Adelaide Australia. If we develop problems with product quality or on-time delivery to customers, we could experience business interruption that could negatively impact our business and operating results.

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

Cost/Expense Reductions. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends on a number of factors. These include our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies, and among other things, optimize the efficiency of our customer services and professional services consulting resources. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

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

Acquisitions, Divestitures and Alliances. As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses, either through acquisitions, investments, joint ventures, or strategic alliances. As these acquisitions, divestitures and alliances take place and we begin to include or exclude, as the case may be, the financial results related to these transactions, it could cause our operating results to fluctuate materially, depending on the size and nature of any future transactions. In addition, our operating results may be adversely affected if we are unable to properly integrate future acquisitions or if investments or alliances do not perform up to, or meet, our original expectations.

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

Beginning in 2008, financial markets experienced significant volatility, with declining government bond yields and widening credit spreads on fixed income investments and poor performance in equity markets. The equity markets improved somewhat in subsequent years, but this volatility created a significant, underfunded pension obligation. In 2010, in an effort to alleviate future volatility, we began implementation of a three-year pension strategy to rebalance our pension asset portfolio. However, our remaining underfunded pension obligation continues to require significant cash contributions, and may require material increases in those cash contributions in future years. Our financial position and liquidity could be materially impacted by these contributions. See “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report and Note 8, “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further information regarding the funded status of our pension plans and potential future cash contributions.

Our future financial results could be materially impacted by further volatility in the performance of financial markets, changes in regulations regarding funding requirements, an inability to successfully complete implementation of our pension strategy and changes in the actuarial assumptions, including those described in our “Critical Accounting Policies and Estimates” section of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report.

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

Income Taxes. We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. As a result of the significant declines in the value of pension plan assets and increases in the actuarially valued pension benefit obligations, our deferred tax assets increased significantly beginning in 2008 and totaled approximately $942 million and approximately $768 million at December 31, 2011 and 2010, respectively. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Additionally, we are subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Software and Services. In recent years, we have begun to shift our business model to focus increasingly on sales of higher-margin software and services in addition to our ATM, point-of-sale and other hardware. Our ability to successfully grow our software and services businesses depends on a number of different factors, including market acceptance of our software solutions, enabling our sales force to use a consultative selling model that better incorporates our comprehensive solutions, and the expansion of our services capabilities and geographic coverage, among others. If we are not successful in growing our software and services businesses at the rate that we anticipate, we may not meet expected growth and gross margin projections or expectations, and operating results could be negatively impacted.

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

Multinational Operations. Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risk in the various countries where we do business. For the years ended December 31, 2011 and 2010, the percentage of our revenues from outside of the United States was 62% and 66%, respectively, and we expect our percentage of revenues generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties), our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing global economic and credit crises on the stability of national and regional economies;

•	political conditions that could adversely affect demand for our solutions, or our ability to access funds and resources, in these markets;

•	the impact of a downturn in the global economy on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	the institution of, or changes to, trade protection measures and import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from both our product development team and suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted. Also, our hardware and software-based solutions, particularly those that are new, may contain known, as well as undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

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

Data Privacy and Protection. Breaches to our systems or products that compromise the security and integrity of personally identifiable information could have a negative impact on our results of operations. Certain of our products and services are used by our customers to store and transmit personally identifiable information of their customers. Also, we have regularly collected, transferred and retained certain customer data as part of our entertainment business, and maintain personal information about our employees. This information is subject to a variety of laws, regulations and industry standards governing its collection, use, disclosure and disposal. Vulnerabilities in the security of our products and services, whether relating to hardware, software or otherwise, could compromise the confidentiality of, or result in unauthorized access to or the loss of information transmitted or stored using our products or solutions. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to personal information of our employees. If we do not maintain the security and integrity of personally identifiable information in accordance with applicable regulatory requirements, we could lose customers and be exposed to claims, costs and reputational harm that could materially and adversely affect our operating results. In addition, if we are required to implement new or different data protection measures, the associated costs could be significant.

Work Environment. Our restructuring and re-engineering initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our employee resources, which could temporarily result in reduced productivity levels. In addition to our initiatives to reduce costs and expenses, we have initiatives to grow revenue, such as improving sales training, addressing sales territory requirements, maintaining and monitoring customer satisfaction with our solutions, and focusing on our strong value propositions. We typically have many such initiatives underway. If we are not successful in managing our various restructuring and re-engineering initiatives, and minimizing any resulting loss in productivity, our business and operating results could be negatively impacted.

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

If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Acquisitions and Alliances. If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we intend to make investments in companies, products, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

•	assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products acquired or licensed;

•	the potential for unknown liabilities within the acquired or combined business; and

•	the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

Further, we may make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings to new industry verticals. There is risk that the new technology or products may not perform as anticipated, that the new industry verticals may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans, in which case we may not be able to fully realize the benefit of our investments. An acquisition or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Sale of Entertainment. The sale of assets of our entertainment business may not be completed, or, if it is completed, may expose us to certain post-closing liabilities. On February 3, 2012, we entered into an agreement to sell certain assets of our entertainment line of business to Redbox Automated Retail, LLC (Redbox). The completion of the transaction is subject to various customary closing conditions as well as regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. While we anticipate that the transaction will be consummated by the end of third quarter of 2012, our ability to satisfy the conditions to closing may be affected by events beyond our control, including actions resulting from federal, state, local and other laws, as well as the ability to obtain the required consents and approvals (including antitrust approvals) from appropriate governmental entities. If the conditions to closing are not satisfied, and the transaction is not completed, we will not receive the benefits of the sale, and there can be no assurance that we will be able to negotiate a disposition of the entertainment business to another buyer on satisfactory terms or at all. If the transaction is completed, we will remain responsible for pre-closing liabilities of the entertainment business, and be subject to certain indemnification obligations in favor of Redbox for, among other things, breaches of representations, warranties and covenants under the purchase agreement. In addition, we may be subject to liabilities and obligations under and with respect to contracts and assets of the entertainment business that are not transferred to or assumed by Redbox.

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River matter, as further described in Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part

I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors. As described in more detail in such disclosures, we maintain an accrual for our potential liability relating to the Fox River matter that represents certain critical estimates and judgments made by us regarding our potential liability. As described in more detail in such disclosures, NCR shares the future clean-up costs with Appleton Papers Inc. (API) based upon an agreement and an arbitration award (along with API, B.A.T. Industries p.l.c. is jointly and severally liable to NCR under the same agreement and award; also, Arjo Wiggins Appleton Ltd., now known as Windward Prospects Limited, indemnifies API for the Fox River matter, and NCR benefits indirectly from that obligation). Additionally, AT&T and Alcatel-Lucent are responsible for indemnifying NCR for a portion of the amounts paid by NCR over a certain threshold. The ultimate costs associated with the Fox River matter, our share of those costs and any amounts received from insurers or those parties that owe an indemnification or cost-sharing obligation to NCR, including API, B.A.T. Industries p.l.c., Arjo Wiggins Appleton Ltd, AT&T and Alcatel/Lucent, are subject to a wide range of factors outside of our control, including such companies’ ability to pay on their obligations, which could impact our future operating results and the amount of the accrued liability.

Contingencies. We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting and anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to our organization or could have an impact on our future operating results.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of January 1, 2012, NCR operated 229 facilities consisting of approximately 6.3 million square feet in 60 countries throughout the world. On a square footage basis, 31% of these facilities are owned and 69% are leased. Within the total facility portfolio, NCR operates 34 research and development and manufacturing facilities totaling 2.6 million square feet, 57% of which is leased. The remaining 3.7 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 78% leased. NCR also owns 10 land parcels totaling 3.6 million square feet in 5 countries.
NCR is headquartered in Duluth, Georgia, USA. Our address at our corporate headquarters is 3097 Satellite Boulevard, Duluth, Georgia, 30096, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 120,004 holders of NCR common stock as of February 14, 2012. The following table presents the high and low per share prices for NCR common stock for each quarter of 2011 and 2010 as reported on the NYSE.

	2011				2010
	High	Low			High	Low
1st quarter	$20.62	$15.32	11.11	1st quarter	$14.31	$11.11
2nd quarter	$20.04	$17.67	11.30	2nd quarter	$16.00	$11.30
3rd quarter	$20.97	$15.28	11.87	3rd quarter	$14.43	$11.87
4th quarter	$20.48	$15.56	13.41	4th quarter	$15.50	$13.41

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our credit facility, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2006 through December 31, 2011.

Company / Index	2007	2008	2009	2010	2011
NCR Corporation (2)	$124	$70	$55	$76	$81
S&P 500 Stock Index	$105	$66	$84	$97	$99
S&P 500 Information Technology Sector	$116	$66	$107	$118	$121
S&P MidCap 400 Stock Index	$108	$69	$95	$120	$118

(1)	In each case, assumes a $100 investment on December 31, 2006, and reinvestment of all dividends, if any.

(2)	For the year ended December 31, 2007, includes a dividend of $26.45 per share based on the opening stock price of Teradata

Corporation on October 1, 2007.

Purchase of Company Common Stock During the three months ended December 31, 2011, the Company did not repurchase any shares of its common stock.

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2011, approximately $179 million and $9 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's credit facility.

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2011	2010	2009	2008	2007
Continuing Operations (a)
Revenue	$5,443	$4,810	$4,599	$5,300	$4,957
Income from operations	$65	$106	$103	$328	$224
Other (expense) income, net	$(3)	$(11)	$(31)	$16	$51
Income tax (benefit) expense	$—	$(26)	$(3)	$70	$68
Income from continuing operations attributable to NCR Common Stockholders (c)	$50	$116	$62	$253	$183
Income (loss) from discontinued operations, net of tax	$3	$18	$(95)	$(25)	$91
Basic earnings (loss) per common share attributable to NCR common shareholders:
From continuing operations (a,c)	$0.32	$0.73	$0.39	$1.53	$1.02
From discontinued operations	$0.02	$0.11	$(0.60)	$(0.15)	$0.51
Total basic earnings (loss) per common share	$0.34	$0.84	$(0.21)	$1.38	$1.52
Diluted earnings (loss) per common share attributable to NCR common shareholders:
From continuing operations (a,c)	$0.31	$0.72	$0.39	$1.51	$1.00
From discontinued operations	$0.02	$0.11	$(0.60)	$(0.15)	$0.50
Total diluted earnings (loss) per common share	$0.33	$0.83	$(0.21)	$1.36	$1.50
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$5,591	$4,361	$4,094	$4,255	$4,780	(b)
Total debt	$853	$11	$15	$308	$308	(b)
Total NCR stockholders' equity	$799	$883	$564	$440	$1,757	(b)
Number of employees and contractors	23,500	21,000	21,500	22,400	23,200	(b)

(a)
Continuing operations exclude the results of the Teradata Data Warehousing business which was spun-off through a tax free distribution to the Company's stockholders on September 30, 2007, costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River, Japan and Kalamazoo matters, the closure of NCR's EFT payment processing business in Canada, as well as the results from our healthcare solutions business which was sold on December 23, 2011.

(b)	Reflects NCR's assets, debt, stockholders' equity and number of employees and contractors from continuing operations following the spin-off of Teradata on September 30, 2007.

(c)	The following income (expense) amounts, net of tax are included in income from continuing operations for the years ended December 31:

In millions	2011	2010	2009	2008	2007
Impairment charges	$(70)	$(9)	$(30)	$—	$—
Acquisition related costs	(36)	—	—	—	—
Legal settlements and charges	2	(5)	(4)	(8)	—
Japan valuation reserve release		39
Incremental costs directly related to the relocation of the worldwide headquarters	—	(11)	(4)	—	—
Organizational realignment initiative	—	—	—	(45)	—
Net gains from sales of real estate	—	—	—	13	—
Manufacturing realignment initiative	—	—	—	—	(38)
Japan realignment initiative	—	—	—	—	(18)
Costs related to Teradata spin-off	—	—	—	—	(12)
Tax adjustments	—	—	—	—	(10)
Total	$(104)	$14	$(38)	$(40)	$(78)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel and gaming and entertainment industries and include automated teller machines (ATMs), self service kiosks and point of sale devices, as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services to help customers design, deploy and support our technology tools. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

Starting January 1, 2011, we began management of our business on a line of business basis, changing from the previous model of geographic business segments, and during 2011, we had five operating segments: Financial Services, Retail Solutions, Hospitality and Specialty Retail, Entertainment and Emerging Industries. This change to our management system, and the resulting changes to our segment reporting for fiscal year 2011 and future periods, is further described in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. Each of our lines of business derives its revenues by selling products and services in each of the sales theaters in which NCR operates, except for Entertainment, which currently operates primarily in the North America theater.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation has been built upon over 127 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2011 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2011:

•	Revenue growth of approximately 13% compared to full year 2010

•	Gross margin improvement of approximately 90 basis points compared to full year 2010

•	Continued realization of the benefits of our cost reduction initiatives

•	Continued growth of higher margin software and services offerings and improvements in revenue mix

•	Delivered differentiating solutions, such as our Scalable Deposit Module and our APTRA suite of software solutions

•	Acquired Radiant Systems, Inc. during the third quarter of 2011 for a purchase price of approximately $1.2 billion

•	Created a strategic alliance with Scopus Tecnologia Ltda. for ATM manufacturing in Brazil

OVERVIEW OF STRATEGIC INIATIVES

In 2011, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders and we remain focused on these initiatives for 2012. During 2011, we have streamlined our strategic focus through the acquisition of Radiant, our alliance with Scopus in Brazil, the disposition of our healthcare assets as well as through the pending disposition of the entertainment business announced on February 6, 2012. Embedded in our core initiatives, we have an underlying set of strategic imperatives that align with our financial objectives for 2012 and beyond. These imperatives are to deliver disruptive innovation; to emphasize the migration of our revenue to higher margin software and services revenue; and to more fully enable our sales force with a consultative selling model which better leverages the innovation we are bringing to the market. These initiatives are summarized in more detail below:

Gain profitable share—We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail and hospitality customers as well as the shift of the business model to focus on growth of higher margin software and services. We also seek to expand and strengthen our geographic presence and sales coverage in addition to penetrating adjacent single and multi-channel self-service solution segments.

Expand into emerging growth industry segments—We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including telecommunications and technology as well as travel and gaming. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships.

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

Innovation of our people—We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our Industry Solutions Group, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

Enhancing the customer experience—We are committed to providing a customer experience to drive loyalty focusing on product and software solutions based on the needs of our customers, a sales force enabled with the consultative selling model to better leverage the innovative solutions we are bringing to market and sales and support service teams focused on delivery and customer interactions. We continue to rely on the Customer Loyalty Survey to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

FUTURE TRENDS

We are encouraged by our market position for 2012 and are forecasting revenue to be slightly higher than 2011. We are projecting that our capital spending in 2012 will be lower than what was experienced in 2011 due to the expected disposal of the entertainment business in 2012. We plan to continue to manage our costs effectively and balance our investments in areas that generate high returns.

We see the following as the most significant risks to the execution of our initiatives:

•Global economic and credit environment and its effect on the capital spending by our customers

•Competition that can drive further price erosion and potential loss of market share

•Difficulties associated with introduction of products in new self-service markets

•Market adoption of our products by customers

RESULTS FROM OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2011	2010	2009
Revenue	$5,443	$4,810	$4,599
Gross margin	1,135	964	880
Gross margin as a percentage of revenue	20.9%	20.0%	19.1%
Operating expenses
Selling, general and administrative expenses	$805	$696	$636
Research and development expenses	177	162	141
Impairment of long-lived and other assets	88	—	—
Income from operations	$65	$106	$103

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2011	2010	2009
Product revenue	$2,744	$2,400	$2,228
Cost of products	2,209	1,923	1,808
Product gross margin	$535	$477	$420
Product gross margin as a percentage of revenue	19.5%	19.9%	18.9%
Services revenue	$2,699	$2,410	$2,371
Cost of services	2,099	1,923	1,911
Services gross margin	$600	$487	$460
Services gross margin as a percentage of revenue	22.2%	20.2%	19.4%

The following table shows our revenues by theater for the years ended December 31:

In millions	2011	% of Total	2010	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Brazil, India, China and Middle East Africa (BICMEA)	$849	16%	$753	16%	13%	12%
North America	2,272	42%	1,866	39%	22%	20%
Europe	1,421	26%	1,378	28%	3%	(2)%
Japan Korea	332	6%	348	7%	(5)%	(14)%
South Asia Pacific	345	6%	286	6%	21%	11%
Caribbean Latin America (CLA)	224	4%	179	4%	25%	23%
Consolidated revenue	$5,443	100%	$4,810	100%	13%	10%

2011 compared to 2010 results discussion

Revenue

Revenue increased 13% in 2011 from 2010 due to improvement across all lines of business. The effects of foreign currency fluctuations had a 3% favorable impact on revenue. For the year ended December 31, 2011, our product revenue increased 14% and services revenue increased 12% compared to the year ended December 31, 2010. The increase in our product revenue was due to increases in sales volumes in the financial services and retail industries in the North America, Brazil/India/China/Middle East Africa (BICMEA) and Caribbean and Latin America (CLA) theaters coupled with revenue growth of the entertainment business as well as incremental revenues generated in the hospitality and specialty retail industries following the acquisition of Radiant on August 24, 2011. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in the financial services and retail industries in the North America, Europe, BICMEA and South Asia Pacific theaters. The acquisition of Radiant also led to an incremental increase in services revenue in the North America theater.

Gross Margin

Gross margin as a percentage of revenue was 20.9% in 2011 compared to 20.0% in 2010. Product gross margin in 2011 decreased to 19.5% compared to 19.9% in 2010. During 2011, product gross margin was adversely affected by approximately $10 million for a supplemental excess and obsolete inventory reserve related to the Entertainment line of business. After considering this item, the product gross margin remained consistent compared to the prior year.

Services gross margin increased to 22.2% in 2011 compared to 20.2% in 2010. Services gross margin was negatively impacted by $18 million in higher pension expense, or 0.6% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

2010 compared to 2009 results discussion

Revenue

Revenue increased 5% in 2010 from 2009 due to improvement across all lines of business. The effects of foreign currency fluctuations had a 1% favorable impact on revenue. For the year ended December 31, 2010, our product revenue increased 8% and services revenue increased 2% compared to the year ended December 31, 2009. The increase in our product revenue was due to growth of the entertainment business coupled with increases in sales volumes in the financial services, retail and hospitality industries in the Europe theater and the financial services industry in the CLA theater. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in the retail industry in the North America and Europe theaters.

Gross Margin

Gross margin as a percentage of revenue was 20.0% in 2010 compared to 19.1% in 2009. Product gross margin increased to 19.9% in 2010 compared to 18.9% in 2009. During 2009, product gross margin was adversely affected by approximately $22 million for the write-off of assets related to an equity investment. After considering this item, the product gross margin remained consistent as compared to the prior year due to increases from the improved sales mix offset by losses in the entertainment business.

Services gross margin increased to 20.2% in 2010 compared to 19.4% in 2009. In 2010, services gross margin was negatively impacted by $23 million in higher pension expense, or 0.9% as a percentage of services revenue. After considering this item, the services gross margin improvement is primarily due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 were impacted by certain employee benefit plans as shown below:

In millions	2011	2010	2009
Pension expense	$222	$208	$159
Postemployment expense	46	43	49
Postretirement benefit	(13)	(4)	(3)
Total expense	$255	$247	$205

In 2011, pension expense increased to $222 million compared to $208 million in 2010 and $159 million in 2009, primarily due to the loss on invested plan assets that we experienced in 2008, which caused higher actuarial loss amortization, as well as a lower expected return on plan assets driven by our previously announced change in investment strategy. In 2011, approximately 41% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 59% included in cost of products and services. We currently expect pension expense of approximately $165 million in 2012. The decrease in the expected pension expense is due to amortization of the actuarial losses for certain plans with less than 10% active participants being calculated based on average remaining life expectancy rather than remaining service period. Refer to Note 8, "Employee Benefit Plans," of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for additional information.

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

Postemployment expense (severance and disability medical) was $46 million in 2011 compared to $43 million in 2010 and $49 million in 2009. The increase in postemployment expense in 2011 was primarily related to a decrease in the discount rate. In 2011, approximately 63% of total postemployment expense was included in cost of products and services, with the balance included in selling, general and administrative and research and development expenses.

Postretirement plans provided a $13 million benefit in 2011, a $4 million benefit in 2010, and a $3 million benefit in 2009. The increase in postretirement benefit in 2011 is primarily related to an increase in the level of amortization of prior service benefit associated with changes in the benefits provided under the Company's previously closed U.S. Post-65 Retiree Medical Plan, which were announced in December 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $109 million to $805 million in 2011 from $696 million in 2010. As a percentage of revenue, these expenses were 14.8% in 2011 and 14.5% in 2010. In 2011, selling, general, and administrative expenses included $66 million of pension costs, $37 million of transaction and severance costs incurred as a result of the acquisition of Radiant, and $6 million of amortization of intangible assets acquired as a result of the acquisition of Radiant. In 2010, selling, general, and administrative expenses included $67 million of pension costs, $18 million of incremental costs related to the relocation of the Company's global headquarters, and $8 million related to a litigation charge offset by a $6 million gain related to the sale of an office building in France. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue at 12.7%.

Selling, general, and administrative expenses increased $60 million to $696 million in 2010 from $636 million in 2009. As a percentage of revenue, these expenses were 14.5% in 2010 and 13.8% in 2009. In 2010, selling, general, and administrative expenses included $67 million of pension costs, $18 million of incremental costs related to the relocation of our worldwide headquarters, and $8 million related to a litigation charge offset by a $6 million gain related to the sale of an office building in France. In 2009, selling, general, and administrative expenses included $53 million of pension costs as well as $6 million of incremental costs related to the relocation of our worldwide headquarters. After considering these items, selling, general, and administrative expenses slightly increased as a percentage of revenue to 12.7% in 2010 from 12.5% in 2009.

Research and Development Expenses

Research and development expenses increased $15 million to $177 million in 2011 from $162 million in 2010. As a percentage of revenue, these costs were 3.3% in 2011 and 3.4% in 2010. Pension costs included in research and development expenses were $24 million in 2011 as compared to $25 million in 2010. After considering this item, research and development expenses remained consistent at 2.8% as a percentage of revenue and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Research and development expenses increased $21 million to $162 million in 2010 from $141 million in 2009. In 2010 and 2009, research and development costs included $25 million and $17 million, respectively, of pension costs. After considering this item, research and development costs increased slightly as a percentage of revenue to 2.8% in 2010 from 2.7% in 2009.

Impairment Charge

The impairment change of $88 million in 2011 relates to the impairment of long-lived and other assets of our entertainment business. See Note 1, "Description of Business and Significant Accounting Policies," and Note 4, "Goodwill and Other Long-Lived Assets," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a more detailed description of the impairment charge.

Interest and Other Expense Items

Interest expense was $13 million in 2011 compared to $2 million in 2010 and $10 million in 2009. For the year ended December 31, 2011, interest expense is primarily related to borrowings under the Company's secured credit facility. For the year ended December 31, 2009, interest expense is primarily related to the senior unsecured notes which were repaid in June 2009.

Other expense, net was $3 million in 2011 compared to $11 million in 2010 and $31 million in 2009. Other expense (income), net includes items such as gains or losses on equity investments, interest income, among others. Interest income was $5 million in 2011, $5 million in 2010, and $6 million in 2009. In 2011, other expense, net included $7 million related to loss from foreign currency fluctuations partially offset by income from the sale of certain patents and a benefit of $3 million from final settlement of a litigation matter. In 2010, other expense, net included $14 million related to the impairment of an investment. In 2009, other expense, net included $24 million related to the impairment of equity investments and related assets.

Income Taxes

The effective tax rate was 0% in 2011, (28)% in 2010, and (5)% in 2009. During 2011, we favorably settled examinations with the Canada Revenue Agency (CRA) for the tax years of 1997 through 2001 that resulted in a $12 million tax benefit. In addition, the 2011 tax rate was favorably impacted by the mix of taxable profits and losses by country. The 2010 tax rate was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that was no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country. The 2009 tax rate was favorably impacted by the mix of taxable profits and losses by country. We anticipate that our effective tax rate will be approximately 27% in 2012. However, changes in profit mix or other events, such as tax audit settlements or changes in our valuation allowances, could impact this anticipated rate.

During 2011, the Internal Revenue Service commenced examinations of our 2009 and 2010 income tax returns and Radiant's 2009 income tax return, which are ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that the appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2012, the Company expects to resolve certain Canadian tax matters related to 2003. This resolution could have a material impact on the effective tax rate in 2012.

Income (Loss) from Discontinued Operations

For the year ended December 31, 2011, income from discontinued operations was $3 million, net of tax, which includes an accrual for litigation fees related to the Kalamazoo environmental matter, an accrual for anticipated future disposal costs related to an environmental matter in Japan, the impact of the closure of NCR's EFT payment processing business in Canada, the impact of the divestiture of our healthcare solutions business, offset by the favorable impact of changes in estimates related to the Fox River reserve and favorable changes in uncertain tax benefits attributable to Teradata.

For the year ended December 31, 2010, income from discontinued operations was $18 million, net of tax, which includes settlements of Fox River related insurance claims with insurance carriers and $3 million related to a favorable change in uncertain tax benefits attributable to Teradata offset by a $5 million operating loss from our healthcare solutions business in 2011.

For the year ended December 31, 2009, loss from discontinued operations was $95 million, net of tax, due to the change in estimate of the Fox River reserve associated with a fourth quarter court decision partially offset by the receipt of insurance settlements.

Revenue and Operating Income by Segment

As described in Note 1, “Description of Business and Significant Accounting Policies,” and Note 12, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements, effective January 1, 2011, NCR reorganized its businesses and the management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company manages and reports its businesses in the following segments:

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

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality and Specialty Retail - The former business of Radiant is managed and reported as a separate segment, Hospitality and Specialty Retail. Through this line of business, we offer technology solutions to customers in the hospitality, convenience, and specialty retail industries, serving businesses that range from a single store or restaurant to global chains and the world's largest sports stadiums. Our solutions include point of sale hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•	Entertainment - We offer solutions that provide the consumer the ability to rent or buy movies at their convenience through self-service kiosks which we own and operate.

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

Each of these segments derives its revenues by selling products and services in each of the sales theaters in which NCR operates, except for Entertainment, which currently operates primarily in the North America theater. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States of America (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Certain amounts have been excluded from segment operating income for each reporting segment presented below, including pension expense and certain other significant, non-recurring items. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the years ended December 31:

In millions	2011	2010	2009
Revenue	$2,999	$2,645	$2,614
Operating income	$313	$250	$252
Operating income as a percentage of revenue	10.4%	9.5%	9.6%

Financial Services revenue increased 13% in 2011 compared to 2010 and 1% in 2010 compared to 2009. Revenue growth in 2011 compared to 2010 was primarily generated from higher product volumes and services revenue in the North America, BICMEA, CLA and Europe theaters, and higher services revenues in the South Asia Pacific theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 3%. Revenue growth in 2010 compared to 2009 was primarily due to higher product volumes in the Europe and CLA theaters and higher services revenue in the BICMEA theater offset by declines in product volumes and services revenue in the North America theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 1%.

Operating income was $313 million in 2011, $250 million in 2010 and $252 million in 2009. The improvement in the Financial Services operating income in 2011 compared to 2010 was driven by higher product volumes and favorable product mix as well as higher services revenue and lower service delivery costs. The slight decline in the Financial Services operating income in 2010 compared to 2009 was mainly due to the decline in product and services revenue in the North America theater.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the years ended December 31:

In millions	2011	2010	2009
Revenue	$1,755	$1,705	$1,610
Operating income	$83	$79	$14
Operating income as a percentage of revenue	4.7%	4.6%	0.9%

Retail Solutions revenue increased 3% in 2011 compared to 2010 and 6% in 2010 compared to 2009. The increase in revenue in 2011 compared to 2010 was primarily driven by higher services revenue in the North America, Japan-Korea and South Asia Pacific theaters partially offset by declines in product volumes in the North America and Europe theaters. Foreign currency fluctuations positively impacted the year-over-year revenue comparison by 3%. The increase in revenue in 2010 compared to 2009 was primarily driven by higher services revenue in the North America theater and higher product volumes and services revenue in the Europe theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 1%.

Operating income was $83 million in 2011, $79 million in 2010 and $14 million in 2009. The increase in the Retail Solutions operating income in 2011 compared to 2010 was primarily due to a favorable shift in product and services mix slightly offset by the negative impact of higher paper prices. The increase in the Retail Solutions operating income in 2010 compared to 2009 was primarily due to a favorable shift in product and services mix coupled with lower labor and service delivery costs.

Hospitality and Specialty Retail Segment

The following table presents the Hospitality and Specialty Retail revenue and segment operating income for the years ended December 31:

In millions	2011	2010	2009
Revenue	$141	—	—
Operating income	$22	—	—
Operating income as a percentage of revenue	15.6%	—%	—%

The segment's revenue and operating income in 2011 were $141 million and $22 million, respectively, attributable primarily to product volume and services revenue in the North America theater. The acquisition of Radiant was completed on August 24, 2011. Therefore, the results for the segment reflect only the period from August 25, 2011 through December 31, 2011.

Entertainment Segment

The following table presents the Entertainment revenue and segment operating loss for the years ended December 31:

In millions	2011	2010	2009
Revenue	$163	$102	$27
Operating loss	$(60)	$(50)	$(33)
Operating loss as a percentage of revenue	(36.8)%	(49.0)%	(122.2)%

Entertainment revenue increased 60% in 2011 compared to 2010 and 278% in 2010 compared to 2009. The increase in 2011 and 2010 revenue was driven by a greater number of kiosks deployed, and in 2011, was also the result of redeployment of selected kiosks to better performing locations.

Operating loss was $60 million in 2011, $50 million in 2010 and $33 million in 2009. The operating loss in each year was primarily the result of additional kiosk and DVD depreciation resulting from increased kiosk deployment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the years ended December 31:

In millions	2011	2010	2009
Revenue	$385	$358	$348
Operating income	$76	$61	$57
Operating income as a percentage of revenue	19.7%	17.0%	16.4%

Emerging Industries revenue increased 8% in 2011 compared to 2010 and 3% in 2010 compared to 2009. The increase in revenue in 2011 compared to 2010 was driven primarily by higher services revenue from our telecommunications and technology customers in the Europe and North America theaters. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 3%. The increase in revenue in 2010 compared to 2009 was primarily due to higher services revenue from our telecommunications and technology customers in the North America and BICMEA theaters. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 1%.

Operating income was $76 million in 2011, $61 million in 2010, and $57 million in 2009. The increase in the Emerging Industries operating income in 2011 compared to 2010 and in 2010 compared to 2009 was primarily due to improved services mix and lower service delivery costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2011, cash provided by operating activities increased $128 million from $247 million in the year ended December 31, 2010 to $375 million in the year ended December 31, 2011. Cash flow from operations increased due to improvements in working capital year over year.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the year ended December 31:

In millions	2011	2010	2009
Net cash provided by operating activities	$375	$247	$260
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(101)	(169)	(112)
Less: Additions to capitalized software	(62)	(57)	(61)
Net cash (used in) provided by discontinued operations	(24)	16	(37)
Free cash flow (non-GAAP)	$188	$37	$50

In 2011, net cash provided by operating activities increased $128 million, net capital expenditures decreased $68 million, capitalized software additions increased $5 million, and net cash used in discontinued operations increased $40 million, which contributed to a net increase in free cash flow of $151 million in comparison to 2010. The decrease in net capital expenditures was due to a planned reduction in investments in the Entertainment line of business. The cash used in discontinued operations was attributable to remediation payments made associated with the Fox River environmental matter, which were offset by a smaller amount of insurance recoveries in 2011 as compared to the prior year period.

In 2010, net cash provided by operating activities decreased $13 million, net capital expenditures increased $57 million, capitalized software additions decreased $4 million, and net cash provided by discontinued operations increased $53 million, which contributed to a net decrease in free cash flow of $13 million in comparison to 2009. Planned expenditures related to investments in the Entertainment line of business constituted a majority of the increase in net capital expenditures. During the year ended December 31, 2010, cash provided by discontinued operations was attributable to the receipt of insurance recoveries in excess of remediation payments made in connection with the Fox River environmental matter.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2011, we completed the acquisition of Radiant for approximately $1,087 million, net of cash received, discussed further below, and the divestiture of our healthcare business for approximately $2 million. During the year ended December 31, 2010, we completed the acquisition of Mobiqa for approximately $16 million, which is included in other investing activities, net, in the Consolidated Statements of Cash Flows and proceeds from the sale of property, plant and equipment that generated $39 million, mainly due to the sale of an office building in France.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities. During the year ended December 31, 2011 and 2010, proceeds from employee stock plans were $18 million and $11 million, respectively. During the year ended December 31, 2011 and 2010, we repurchased approximately 3.6 million shares of NCR common stock for $70 million and approximately 1.5 million shares of NCR common stock for $20 million, respectively. Additionally, during the year ended December 31, 2011, we received proceeds of $43 million for the sale of a 49% voting equity interest in our manufacturing subsidiary in Brazil to Scopus.

In connection with the acquisition of Radiant, on August 22, 2011, we entered into a new $1.4 billion senior secured credit facility with and among a syndicate of lenders with JPMorgan Chase Bank, N.A., as the administrative agent. The secured credit facility consists of a term loan facility in the amount of $700 million and a revolving facility in the amount of $700 million, of which $1.1 billion was drawn to fund the acquisition. See Note 5 "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information. As of December 31, 2011, the outstanding principal balance of the term loan facility was $700 million and the outstanding revolving facility was $140 million which decreased from an initial balance of $400 million due to repayments of approximately $260 million. Additionally, we paid approximately $29 million of debt issuance costs in connection with the new credit facility.

Cash and cash equivalents held by the Company's foreign subsidiaries was $365 million and $448 million at December 31, 2011 and 2010, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of December 31, 2011, our cash and cash equivalents totaled $398 million and our long-term debt was $852 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of this 2011 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 8, “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report, we expect to make pension, postemployment, and postretirement plan contributions of approximately $282 million in 2012. During the first quarter of 2010, we completed a comprehensive analysis of our capital allocation strategy, with specific focus on our approach to pension management. As a result of this analysis, we commenced a plan to substantially reduce future volatility in the value of assets held by our U.S. pension plan by rebalancing the asset allocation to a portfolio composed entirely of fixed income assets by the end of 2012. At the end of 2011, we had reallocated approximately 80% of pension assets to fixed income assets compared to 60% at the end of 2010. Additionally, in 2012, we expect to make approximately $40 million of remediation and other payments related to the Fox River environmental matter. This amount may be subject to change due to matters outside the Company's control, such as government decisions or actions of our co-obligors on the Fox River remediation work. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2011 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2012	2013 - 2014	2015 - 2016	2017 & Thereafter	All Other
Debt obligations	$853	$1	$141	$702	$9	$—
Interest on debt obligations	117	27	50	38	2	—
Estimated environmental liability payments	240	40	74	51	75	—
Lease obligations	205	62	83	47	13	—
Purchase obligations	880	772	71	37	—	—
Uncertain tax positions	148	—	—	—	—	148
Total obligations	$2,443	$902	$419	$875	$99	$148

As of December 31, 2011, we have short and long-term debt totaling $853 million.

For purposes of this table, we used interest rates as of December 31, 2011 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 10, "Derivatives and Hedging Instruments," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our interest rate swap.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are NCR's expected payments, net of the payments of it co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 9, “Commitments and Contingencies,” included in Item 8 of Part II of this Report.

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

We have a $148 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 6, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 8, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $1,294 million as of December 31, 2011 compared to an underfunded position of $903 million as of December 31, 2010. The decrease in our funded status is primarily attributable to an increase in the liability resulting from a decrease in the discount rate. The funded status of our international retirement plans improved to an underfunded position of $52 million as of December 31, 2011 from an underfunded position of $94 million as of December 31, 2010. Strong asset returns and cash contributions more than offset the increases in the plan liabilities driven by decreases in discount rates for these plans. We did not make any contributions to our U.S. qualified pension plan in 2011, but we expect to make contributions of approximately $85 million in 2012. Contributions to international and executive pension plans are expected to increase from $124 million in 2011 to approximately $130 million in 2012.

Our senior secured credit facility includes affirmative, negative and financial covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. These covenants also require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2011, not to exceed (i) 3.50 to 1.00 for each fiscal quarter ending prior to December 31, 2013, (ii) 3.25 to 1.00 for each fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2014, and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after December 31, 2014; and

•

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K 303 (a) (4) (ii).

See Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with NCR's business activities.

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

Revenue Recognition NCR frequently enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, NCR evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of NCR.

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

Allowance for Doubtful Accounts We evaluate the collectability of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balance as an overall proxy to reflect historical average credit losses and specific provisions for known issues. The percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied consistently among all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectability of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts was $16 million as of December 31, 2011, $13 million as of December 31, 2010, and $24 million as of December 31, 2009. These allowances represent, as a percent of gross receivables, 1.5% in 2011, 1.4% in 2010, and 2.6% in 2009.

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

Our excess and obsolete reserves were $83 million as of December 31, 2011, $71 million as of December 31, 2010, and $100 million as of December 31, 2009. These reserves represent, as a percent of gross inventory, 9.7% in 2011, 8.7% in 2010, and 12.7% in 2009. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. The policies described are consistently applied among all of our operating segments.

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty typically extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the extended warranty period. Refer to Note 1, “Description of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $42 million in 2011, $48 million in 2010, and $47 million in 2009. Warranty costs as a percent of total product revenues were 1.5% in 2011, 2.0% in 2010, and 2.1% in 2009. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

Goodwill Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others.

During the fourth quarter of 2011, we adopted the changes to accounting guidance on impairment testing issued by the Financial

Accounting Standards Board in September 2011. Under the new guidance, in the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise which could significantly and adversely impact reported results of operations and stockholders’ equity. Fair value of the reporting units are estimated primarily using the income approach, which incorporates the use of discounted cash flow (“DCF”) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

For the fourth quarter of 2011, 2010 and 2009, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed. However, during the fourth quarter, we determined that it was probable that we would dispose of our Entertainment business which triggered an impairment review of the goodwill attributable to the Entertainment reporting unit. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined the $5 million of goodwill associated with the Entertainment reporting unit was fully impaired. The impairment was recorded within impairment charges in the Consolidated Statements of Operations for the twelve months ended December 31, 2011. Refer to Note 4, “Goodwill and Other Long-Lived Assets,” in the Notes to the Consolidated Financial Statements for further discussion regarding our 2011 impairment testing.

Valuation of Long-lived Assets and Amortizable Other Intangible Assets We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We also are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We consider the likelihood of impairment if certain events occur indicating that the carrying value of the long-lived assets may be impaired and we may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

As noted above, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which includes long-lived assets, goodwill and definite-lived intangible assets. Based on this evaluation, we determined that the long-lived asset group, consisting of property, plant and equipment and definite-lived intangible assets, mainly customer relationships, related to the Entertainment business was impaired. The carrying amount of approximately $148 million had an estimated fair value of $65 million. Of the total impairment charge of $83 million, $81 million was allocated to property, plant and equipment and $2 million was allocated to definite-lived intangible assets. Fair value was based on a market approach using an independent third-party market price. The impairment was recorded within impairment charges in the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment and postretirement expense impacts all of our segments. Pension expense is reported at the corporate level and is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 12, “Segment Information and Concentrations,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2011 expense were discount rates of 5.3% for our U.S. pension plans and 4.3% for our postretirement plan. We used an expected return on assets assumption of 6.8% for our U.S. plans in 2011. The U.S. plans represented 65% and 100% of total pension and postretirement plan obligations as of December 31, 2011. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2011 expense by approximately $8 million in pension expense and an immaterial amount in postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2011 pension expense by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans.

We intend to use a discount rate of 4.0% and 3.3% and an expected rate of return on assets assumption of 4.8% in determining the 2012 pension and postretirement expense for the U.S. plans. The most significant assumption used in developing our 2012 postemployment plan expense was the assumed rate of involuntary turnover of 5.5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2011 expense by approximately $3 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding would be material and is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of such a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue the amount at the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) described in Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin because of polychlorinated biphenyl (PCB) discharges from two carbonless paper manufacturing facilities previously owned by NCR, located along the Fox River.

As described below and in Note 9, while substantial progress has been made in the engineering design of the Fox River clean-up and the clean-up itself, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency of other PRPs; the extent of NCR’s eventual liability in the allocation litigation, including the outcome of the trial that began in February 2012 and the outcome of the Company’s forthcoming appeal of the December 16, 2009 and February 28, 2011 orders described in Note 9; and the outcome of the state and federal governments’ lawsuit regarding the Fox River filed in October 2010 against several parties, including NCR, also described in Note 9.

Our reserve for the Fox River matter as of December 31, 2011 was approximately $160 million (after taking into consideration amounts expected to be recovered under an indemnity agreement, as further discussed in Note 9). The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In determining our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability for remediation, which we expect will be paid out over a period continuing into 2017 or later (and a longer period thereafter for long-term monitoring), will depend on a number of factors, the most significant of which include:

•
The total clean-up costs for the site (we use the best estimate within a range of reasonably possible outcomes—$852 million—which consists of the current estimate of the lower river clean-up and long-term monitoring costs developed in consultation with the engineering firms working on the design, the projected costs of the upper river clean-up, plus a 15% contingency for probable cost overruns and a contingency for future Government oversight costs, and the NCR-API share of the estimated natural resource damages);

•	The total natural resource damages for the site (we use a best estimate of $76 million, which is based on prior negotiations);

•
The share NCR and API will jointly bear of the total clean-up costs (as a result of the December 2009 and February 2011 judicial orders discussed in Note 9, we now assume NCR and API will be responsible for the full extent of the clean-up activities they are undertaking, which is a best estimate, and for a substantial portion of the counterclaims filed against them, as to which we use the low end of a range) and of natural resource damages (we use a best estimate);

•
The share NCR will bear of the joint NCR/API payments for clean-up costs and natural resource damages (based upon an agreement between NCR and API, and an arbitration award, we utilized a 45% share for NCR of the first $75 million—a threshold that was reached in the second quarter of 2008—and a 40% share for amounts in excess of $75 million); and

•
Our transaction costs to defend NCR in this matter, including participation in litigation to establish proper allocation shares and the lawsuit filed by the Governments on October 14, 2010 as described in Note 9 (we have estimated the costs we are likely to incur through 2017, the end of the time period the Governments have projected it will take to design and implement the remedy for the Fox River).

AT&T Inc. (AT&T) and Alcatel-Lucent are each responsible for indemnifying NCR for a portion of amounts NCR incurs for the Fox River matter over a certain threshold. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $79 million as of December 31, 2011, and is deducted in determining the net reserve discussed above.

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

We had valuation allowances of $412 million as of December 31, 2011 and $410 million as of December 31, 2010, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2011, our net deferred tax assets in the United States totaled approximately $704 million. For the three year period ended December 31, 2011, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. We further evaluated the realizability by weighing both positive and negative evidence, including our history of taxable income in the U.S., the fact that in our recent history, deductible attributes have not expired unused, and the substantial length of time over which our deferred tax assets relating to employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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

The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2011, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $1.2 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. Refer to Note 6, "Income Taxes," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

Market Risk

We are exposed to market risks primarily from changes in foreign currency exchange rates and interest rates. It is our policy to manage our foreign exchange exposure and debt structure in order to manage capital costs, control financial risks and maintain financial flexibility over the long term. In managing market risks, we employ derivatives according to documented policies and procedures, including foreign currency contracts and interest rate swaps. We do not use derivatives for trading or speculative purposes.

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 50 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. These foreign exchange contracts are designated as highly effective cash flow hedges. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units. All of these transactions are firmly committed or forecasted. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

We utilize non-exchange traded financial instruments, such as foreign exchange forward and option contracts, that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results.

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $23 million as of December 31, 2011 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly weaker in 2011 compared to 2010 based on comparable weighted averages for our functional currencies. This had a favorable impact of 3% on 2011 revenue versus 2010 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our secured credit facility. The interest rate swap effectively converts the designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 67% of our borrowings under the credit facility were effectively on a fixed rate basis as of December 31, 2011. As of December 31, 2011, the net fair value of the interest rate swap was a liability of $9 million.
The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $21 million as of December 31, 2011. The annual increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $2 million as of December 31, 2011.
Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2011, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Radiant Systems, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination in August 2011. We have also excluded Radiant Systems, Inc. from our audit of internal control over financial reporting. Radiant Systems, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2012

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31 (in millions except per share amounts)	2011	2010	2009
Product revenue	$2,744	$2,400	$2,228
Service revenue	2,699	2,410	2,371
Total revenue	5,443	4,810	4,599
Cost of products	2,209	1,923	1,808
Cost of services	2,099	1,923	1,911
Selling, general and administrative expenses	805	696	636
Research and development expenses	177	162	141
Impairment of long-lived and other assets	88	—	—
Total operating expenses	5,378	4,704	4,496
Income from operations	65	106	103
Interest expense	(13)	(2)	(10)
Other (expense) income, net	(3)	(11)	(31)
Income from continuing operations before income taxes	49	93	62
Income tax (benefit) expense	—	(26)	(3)
Income from continuing operations	49	119	65
Income (loss) from discontinued operations, net of tax	3	18	(95)
Net income (loss)	52	137	(30)
Net (loss) income attributable to noncontrolling interests	(1)	3	3
Net income (loss) attributable to NCR	$53	$134	$(33)
Amounts attributable to NCR common stockholders:
Income from continuing operations	$50	$116	$62
Income (loss) from discontinued operations, net of tax	3	18	(95)
Net income (loss)	$53	$134	$(33)
Net income per share attributable to NCR common stockholders:
Net income per common share from continuing operations
Basic	$0.32	$0.73	$0.39
Diluted	$0.31	$0.72	$0.39
Net income (loss) per common share
Basic	$0.34	$0.84	$(0.21)
Diluted	$0.33	$0.83	$(0.21)
Weighted average common shares outstanding
Basic	158.0	159.8	158.9
Diluted	161.0	161.2	160.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2011	2010
Assets
Current assets
Cash and cash equivalents	$398	$496
Accounts receivable, net	1,038	928
Inventories, net	774	741
Other current assets	305	313
Total current assets	2,515	2,478
Property, plant and equipment, net	365	429
Goodwill	913	115
Intangibles	312	15
Prepaid pension cost	339	286
Deferred income taxes	714	630
Other assets	433	408
Total assets	$5,591	$4,361
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$1
Accounts payable	525	499
Payroll and benefits liabilities	221	175
Deferred service revenue and customer deposits	418	362
Other current liabilities	400	379
Total current liabilities	1,565	1,416
Long-term debt	852	10
Pension and indemnity plan liabilities	1,662	1,259
Postretirement and postemployment benefits liabilities	256	309
Income tax accruals	148	165
Environmental liabilities	220	244
Other liabilities	53	42
Total liabilities	4,756	3,445

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	1	—

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2011 and December 31, 2010	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 157.6 and 159.7 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	2	2
Paid-in capital	301	281
Retained earnings	1,988	1,935
Accumulated other comprehensive loss	(1,492)	(1,335)
Total NCR stockholders’ equity	799	883
Noncontrolling interests in subsidiaries	35	33
Total stockholders’ equity	834	916
Total liabilities and stockholders’ equity	$5,591	$4,361
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2011	2010	2009
Operating activities
Net income (loss)	$52	$137	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(3)	(18)	95
Depreciation and amortization	168	138	128
Stock-based compensation expense	33	21	12
Excess tax benefit from stock-based compensation	(1)	—
Deferred income taxes	(64)	(63)	(78)
Gain on sale of property, plant and equipment	(5)	(10)	(12)
Impairment of long-lived and other assets	98	14	39
Changes in operating assets and liabilities:
Receivables	(58)	(26)	27
Inventories	1	(54)	5
Current payables and accrued expenses	55	(12)	(28)
Deferred service revenue and customer deposits	34	34	18
Employee severance and pension	92	80	49
Other assets and liabilities	(27)	6	35
Net cash provided by operating activities	375	247	260
Investing activities
Grant reimbursements from capital expenditures	—	5	9
Expenditures for property, plant and equipment	(101)	(174)	(121)
Proceeds from sales of property, plant and equipment	2	39	11
Additions to capitalized software	(62)	(57)	(61)
Business acquisitions, net of cash acquired	(1,087)	—	—
Other investing activities, net	2	(24)	(41)
Net cash used in investing activities	(1,246)	(211)	(203)
Financing activities
Repurchases of Company common stock	(70)	(20)	(1)
Repayment of short-term borrowings	—	(4)	4
Repayment of long-term debt	—	(1)	—
Repayment of senior unsecured notes	—	—	(300)
Excess tax benefit from stock-based compensation	1	—	—
Proceeds from employee stock plans	18	11	9
Borrowings on term credit facility	700	—	—
Payments on revolving credit facility	(260)	(75)	(30)
Borrowings on revolving credit facility	400	75	30
Debt issuance cost	(29)	—	—
Proceeds from sale of noncontrolling interest	43	—	—
Dividend distribution to minority shareholder	(1)	—	—
Net cash provided by (used in) financing activities	802	(14)	(288)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(24)	16	(37)
Effect of exchange rate changes on cash and cash equivalents	(5)	7	8
(Decrease) increase in cash and cash equivalents	(98)	45	(260)
Cash and cash equivalents at beginning of period	496	451	711
Cash and cash equivalents at end of period	$398	$496	$451

Supplemental data
Cash paid during the year for:
Income taxes	$55	$34	$49
Interest	$5	$2	$10
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity
In millions

		NCR Stockholders
		Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries
	Redeemable Noncontrolling Interests	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2008	$—	158	$2	$248	$1,834	$(1,644)	$25	$465
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(33)	—	3	(30)
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	—	28	—	28
Unrealized gain (loss) from securities, net of tax expense of $0	—	—	—	—	—	1	—	1
Cash flow hedging gains (losses), net of tax expense of $0	—	—	—	—	—	8	—	8
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $110	—	—	—	—	—	98	—	98
Total other comprehensive income	—	—	—	—	—	135	—	135
Total comprehensive (loss) income	—	—	—	—	(33)	135	3	105
Employee stock purchase and stock compensation plans	—	2	—	23	—	—	—	23
Repurchase of Company common stock	—	—	—	(1)	—	—	—	(1)
December 31, 2009	$—	160	$2	$270	$1,801	$(1,509)	$28	$592
Comprehensive income (loss):
Net income (loss)	—	—	—	—	134	—	3	137
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	—	30	2	32
Unrealized gain (loss) from securities, net of tax expense of $0	—	—	—	—	—	(1)	—	(1)
Cash flow hedging gains (losses), net of tax expense of $1	—	—	—	—	—	5	—	5
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $27	—	—	—	—	—	140	—	140
Total other comprehensive income	—	—	—	—	—	174	2	176
Total comprehensive (loss) income	—	—	—	—	134	174	5	313
Employee stock purchase and stock compensation plans	—	2	—	31	—	—	—	31
Repurchase of Company common stock	—	(2)	—	(20)	—	—	—	(20)
December 31, 2010	$—	160	$2	$281	$1,935	$(1,335)	$33	$916
Comprehensive income (loss):
Net income (loss)	(2)	—	—	—	53	—	1	54
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	—	(28)	2	(26)
Unrealized gain (loss) from securities, net of tax expense of $0	—	—	—	—	—	(1)	—	(1)
Cash flow hedging gains (losses), net of tax benefit of $3	—	—	—	—	—	(5)	—	(5)
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax benefit of $67	—	—	—	—	—	(123)	—	(123)
Total other comprehensive income (loss)	—	—	—	—	—	(157)	2	(155)
Total comprehensive (loss) income	(2)	—	—	—	53	(157)	3	(101)
Employee stock purchase and stock compensation plans	—	1	—	53	—	—	—	53
Repurchase of Company common stock	—	(3)	—	(70)	—	—	—	(70)
Dividends distribution to minority shareholder	—	—	—	—	—	—	(1)	(1)
Sale of redeemable noncontrolling interests	3	—	—	37	—	—	—	37
December 31, 2011	$1	158	$2	$301	$1,988	$(1,492)	$35	$834
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed specifically to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail solutions, hospitality, entertainment and travel and gaming industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to help customers design, deploy and support our technology tools. NCR also resells third-party networking products and provides related service offerings in the telecommunications and technology sector.

NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Effective January 1, 2011, NCR began management of its business on a line of business basis, changing from the previous model of geographic business segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 12, "Segment Information and Concentrations," for additional information.

On August 24, 2011, NCR completed the acquisition of Radiant Systems, Inc. (Radiant). As a result of the acquisition, the results of Radiant are included for the period from August 25, 2011 to December 31, 2011.  See Note 3, "Business Combinations and Investments," for additional information.

On December 23, 2011, we completed the sale of our healthcare solutions business, including our MediKiosk patient access software, NCR Payment Manager, Patient Portal, Patient Tracking, Physician Referral and eForms software solutions, to Quadramed Corporation. The sale of our healthcare solutions business has been presented as discontinued operations in the Consolidated Financial Statements. See Note 14, "Discontinued Operations," for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described below, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure. See Note 16, "Subsequent Events," for additional information.

On February 3, 2012, we entered into an agreement to sell our entertainment business to Redbox Automated Retail, LLC. The completion of the transaction is subject to various customary closing conditions as well as regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We anticipate that the transaction will be consummated by the end of the third quarter of 2012.

Out of Period Adjustments During the fourth quarter of 2011, the Company recorded charges of approximately $2 million in other income and expense related to foreign currency fluctuations from several inter-company transactions that were incorrectly included in the cumulative translation adjustment balance. Additionally, the Company recorded an increase in selling, general and administrative expenses of approximately $4 million to correct certain tax accounts in Brazil determined to be unrecoverable. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors in 2011 was not material to the 2011 annual financial statements.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company determined it is the primary beneficiary, consolidation of that entity would be required. For the periods presented, no variable interest entities have been consolidated.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. None of the reclassifications affected previously reported net income or net income per common share

Revenue Recognition The Company records revenue, net of taxes, when it is realized, or realizable, and earned. The Company considers these criteria met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For product sales, delivery is deemed to have occurred when the customer has assumed risk of loss of the goods sold and all performance obligations are complete. For services sales, revenue is recognized as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the services.

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

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2011, 2010, and 2009, the revenue recognized from bill and hold transactions approximated 1% or less of total revenue.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For contracts that are not separately priced but include product maintenance, the Company defers revenue at an amount based on the selling price, using objective and reliable evidence, and recognizes the deferred revenue over the service term. For separately priced product maintenance contracts, NCR defers the stated amount of the separately priced contract and recognizes the deferred revenue ratably over the service term.

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer's rental transaction. Revenue from a direct sale out of the kiosk of a previously rented movie is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the Consolidated Balance Sheets, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers.

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

Goodwill and Other Long-Lived Assets

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four to seven years beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software.

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

In millions	2011	2010	2009
Beginning balance as of January 1	$107	$102	$92
Capitalization	62	57	61
Amortization	(51)	(52)	(51)
Ending balance as of December 31	$118	$107	$102

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2011, we adopted the changes to accounting guidance on impairment testing issued by the Financial Accounting Standards Board in September 2011. Under the guidance, in the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Fair values of the reporting units are estimated primarily using the income approach, which incorporates the use of discounted cash flow (“DCF”) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

For the fourth quarter of 2011, 2010 and 2009, we performed our annual impairment assessment of goodwill and indefinite-lived intangible assets which did not indicate that an impairment existed. However, during the fourth quarter of 2011, we determined subsequent to the annual impairment test that it was probable that we would dispose of our Entertainment business, which triggered an impairment review of the goodwill attributable to the Entertainment reporting unit. Refer to Note 4, “Goodwill and Other Long-Lived Assets,” in the Notes to the Consolidated Financial Statements for further discussion regarding our 2011 impairment testing.

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value. The fair value of acquired intangible assets is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant.

Property, Plant and Equipment Property, plant and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $96 million, $77 million, and $68 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment, and software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 4, “Goodwill and Other Long-Lived Assets,” in the Notes to the Consolidated Financial Statements for further discussion regarding our 2011 impairment testing.

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

Research and Development Costs Research and development costs primarily include payroll and benefit-related costs, contractor fees, facilities costs, infrastructure costs, and administrative expenses directly related to research and development support and are expensed as incurred, except certain software development costs are capitalized after technological feasibility of the software is established.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

to lease expense over the lease term.

For capital leases where NCR is the lessee, we record an amortizable debt and a related fixed asset in the Consolidated Balance Sheet.

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

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. Dollar is the functional currency, remeasurement adjustments are recorded in other income and expense.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River environmental matter discussed in Note 9, “Commitments and Contingencies,” and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2011 cannot currently be reasonably determined or are not currently considered probable.

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

Redeemable Noncontrolling Interests In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

para Automação S.A., a subsidiary of the Company (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus) for a subscription price of approximately $43 million. In the event NCR Manaus does not meet a defined financial performance goal during the five year period ending in 2016, Scopus may elect to put its noncontrolling interest to us for its then-current fair value.

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. See Note 7, “Employee Stock Compensation Plans,” for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows for the years ended December 31:

In millions, except per share amounts	2011	2010	2009
Income from continuing operations	$50	$116	$62
Income (loss) from discontinued operations, net of tax	3	18	(95)
Net income (loss) attributable to NCR common stockholders	$53	$134	$(33)
Weighted average outstanding shares of common stock	158.0	159.8	158.9
Dilutive effect of employee stock options and restricted stock	3.0	1.4	1.2
Common stock and common stock equivalents	161.0	161.2	160.1
Basic earnings (loss) per share:
From continuing operations	$0.32	$0.73	$0.39
From discontinued operations	0.02	0.11	(0.60)
Total basic earnings (loss) per share	$0.34	$0.84	$(0.21)
Diluted earnings (loss) per share:
From continuing operations	$0.31	$0.72	$0.39
From discontinued operations	0.02	0.11	(0.60)
Total diluted earnings (loss) per share	$0.33	$0.83	$(0.21)

Options to purchase 3.7 million, 5.6 million, and 7.0 million shares of common stock for 2011, 2010, and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. For all periods presented, the Company’s outstanding stock-based compensation awards are classified as equity except for certain awards granted to non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite service period. See Note 7, “Employee Stock Compensation Plans,” for more information on NCR’s stock-based compensation plans.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in NCR Manaus to Scopus, we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. In 2011, we recognized $35 million in revenue related to Bradesco, and as of December 31, 2011, we had $14 million in receivables outstanding from Bradesco.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) ratified the final consensus reached by the Emerging Issues

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Task Force (EITF) that revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. NCR adopted this guidance effective January 1, 2011 and began applying it prospectively for new or materially modified arrangements. Under the consensus adopted by the EITF, use of the residual method, which the Company previously applied to many of its customer arrangements, is no longer permitted. The new guidance requires the Company to use its best estimate of a deliverable's selling price whenever it lacks objective evidence. The result of this change is that any discount in a customer arrangement which previously was allocated to delivered items is instead now allocated on a relative fair value basis among all the deliverables. There were no significant changes to the Company's units of accounting within its multiple-element arrangements or in the pattern or timing of revenue recognition for the year ended December 31, 2011 as a result of the adoption of this update.

In September 2009, the FASB also ratified the final consensus reached by the EITF that modifies the scope of its software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. NCR adopted this guidance effective January 1, 2011 and began applying it prospectively for new or materially modified arrangements. There were no significant changes to the pattern or timing of revenue recognition for the year ended December 31, 2011 as a result of the adoption of this update.

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

In September 2011, the FASB issued changes to guidance for the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not, or more than 50%, that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test; if it determines that an impairment is not more than 50% likely, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for NCR for any goodwill impairment test performed on January 1, 2012 or later, although early adoption was permitted. We perform a review of NCR’s goodwill in the fourth quarter of each calendar year and adopted these changes effective for our review of goodwill in the fourth quarter of 2011. These changes did not affect the outcome of the impairment analysis of a reporting unit, and thus, the adoption of this guidance did not have an impact on the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

For the years ended December 31	2011	2010	2009
Other (expense) income, net
Interest income	$5	$5	$6
Impairment of an investment (Note 11)	—	(14)	(24)
Other, net	(8)	(2)	(13)
Total other (expense) income, net	$(3)	$(11)	$(31)

At December 31		2011	2010
Accounts Receivable
Trade		$1,002	$878
Other		52	63
Accounts Receivable, gross		1,054	941
Less: allowance for doubtful accounts		(16)	(13)
Total accounts receivable, net		$1,038	$928

Inventories
Work in process and raw materials, net		$167	$143
Finished goods, net		177	180
Service parts, net		430	418
Total inventories, net		$774	$741

Other current assets
Current deferred tax assets		$147	$125
Other		158	188
Total other current assets		$305	$313

Property, plant and equipment
Land and improvements		$46	$43
Buildings and improvements		234	234
Machinery and other equipment		674	818
Property, plant and equipment, gross		954	1,095
Less: accumulated depreciation		(589)	(666)
Total property, plant and equipment, net		$365	$429

Accumulated other comprehensive loss, net of tax
Currency translation adjustments		$(82)	$(54)
Unrealized gain on securities		1	2
Unrealized gain on derivatives		—	5
Actuarial losses and prior service costs on employee benefit plans		(1,411)	(1,288)
Total accumulated other comprehensive loss		$(1,492)	$(1,335)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

3. BUSINESS COMBINATIONS AND INVESTMENTS

2011 Acquisitions and Investments

•	Acquisition of Radiant on August 24, 2011, as described below.

2010 Acquisitions and Investments

•
1% minority investment in ViVOtech Inc. on March 18, 2010, bringing the Company’s total investment in ViVOtech Inc. at that time to 6%. This additional investment was recorded as a cost method investment.

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

Acquisition of Radiant Systems, Inc.

Description of Transaction
On August 24, 2011, NCR completed the acquisition of Radiant. The acquisition was completed through a successful tender offer and subsequent merger, with Radiant becoming a wholly-owned subsidiary of NCR. The total equity purchase price was approximately $1.2 billion.

Radiant was a leading provider of technology solutions for managing site operations in the hospitality and specialty retail industries, and is operated within NCR as a separate line of business. NCR believes that the acquisition will permit expansion into higher-margin adjacencies and new industry segments, and provide opportunities for future growth through the combination of NCR's global reach and services capabilities with Radiant's advanced software and strong channel partner network.

In connection with the acquisition, on August 22, 2011, NCR entered into a new $1.4 billion senior secured credit facility with and among a syndicate of lenders with JPMorgan Chase Bank, N.A., as the administrative agent. The secured credit facility consists of a term loan facility in the amount of $700 million and a revolving facility in the amount of $700 million, of which $1.1 billion was drawn to fund the acquisition. See Note 5, "Debt Obligations," for additional information.
Recording of Assets Acquired and Liabilities Assumed in Radiant Acquisition
The fair value of consideration transferred to acquire Radiant was allocated to the identifiable assets acquired and liabilities assumed based upon their fair values as of the date of the acquisition as set forth below. This allocation is final as of December 31, 2011.

In millions
Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
$1,206	$78	$319	$809
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue and cost synergies expected from combining the operations of NCR and Radiant. It is expected that approximately $73 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated as follows: approximately $624 million to the Hospitality and Specialty Retail segment; $86 million to the Financial Services segment; and

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

$99 million to the Retail Solutions segment.

See Note 4, "Goodwill and Other Long-Lived Assets," for additional information related to the carrying amounts of goodwill by segment.

The intangible assets acquired in the acquisition include the following:

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

The Company has incurred a total of $30 million of transaction expenses to date relating to the acquisition, which are included in selling, general and administrative expenses in the results of operations for the year ended December 31, 2011. See Note 12, "Segment Information and Concentrations," for additional information related to revenues and operating income reported by segment.
Unaudited Pro forma Information
The following unaudited pro forma information presents the consolidated results of NCR and Radiant for the year ended December 31, 2011 and 2010, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.
The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

In millions	Year ended December 31, 2011	Year ended December 31, 2010
Revenue	$5,690	$5,156
Net income attributable to NCR	$64	$102

2010 and 2009 Acquisitions

Goodwill recognized in the Company's 2010 acquisition was $14 million, none of which is expected to be deductible for tax purposes. Goodwill recognized in the acquisitions completed in 2009 amounted to $15 million, of which, $11 million is expected

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

to be fully deductible for tax purposes.

As a result of the Company's 2010 acquisition, NCR recorded $2 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 3.9 years. In connection with three business combinations in 2009, the Company recorded $16 million for identifiable intangible assets for intellectual property associated with software, customer contracts and trade names, which have a weighted-average amortization period of 3.8 years.

The operating results of the businesses acquired in 2010 and 2009 have been included within NCR’s results as of the respective closing dates of the acquisitions. The pro forma disclosures for these acquisitions are not being provided because the impact of the acquisitions, both individually and in the aggregate, are not considered material to the periods in which they occurred. The purchase prices of these businesses, reported in other investing activities in the Consolidated Statements of Cash Flows, have been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

4. GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill

The carrying amounts of goodwill by segment as of December 31, 2011 and 2010 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	January 1, 2011				Impairment		December 31, 2011
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions		Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$67	$—	$67	$86	$—	$(1)	$152	$—	$152
Retail Solutions	21	(3)	18	99	—	—	120	(3)	117
Hospitality and Specialty Retail	—	—	—	624	—	(5)	619	—	619
Entertainment	5	—	5	—	(5)	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$118	$(3)	$115	$809	$(5)	$(6)	$921	$(8)	$913

	January 1, 2010				Impairment		December 31, 2010
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions		Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$66	$—	$66	$—	$—	$1	$67	$—	$67
Retail Solutions	21	(3)	18	—	—	—	21	(3)	18
Hospitality and Specialty Retail	—	—	—	—	—	—	—	—	—
Entertainment	5	—	5	—	—	—	5	—	5
Emerging Industries	11	—	11	14	—	—	25	—	25
Total	$103	$(3)	$100	$14	$—	$1	$118	$(3)	$115

For 2011, based on our qualitative assessments, we determined that it is more likely than not that our reporting units' fair value was greater than their respective carrying amounts, with the exception of our Entertainment and Travel & Gaming reporting units. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

conditions, cost factors, cash flows, changes in key management and our share price.
Based on our annual assessment performed during the fourth quarter of 2011, the fair value of our Travel & Gaming reporting unit exceeded its carrying value by more than 210% under the first step of the quantitative test. Goodwill associated with the Travel & Gaming reporting unit was $1 million and is included within the Emerging Industries operating segment.
Based on our annual assessment performed during the fourth quarter of 2011, the carrying value of our Entertainment reporting unit exceeded its fair value under the first step of the test which indicates a potential impairment. Under the second step, the implied fair value of goodwill was greater than the carrying value of goodwill resulting in no impairment charge.
As of December 31, 2011, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which include long-lived assets, goodwill and definite-lived intangible assets. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined the goodwill associated with the Entertainment reporting unit was fully impaired. The impairment of $5 million was recorded within impairment charges in the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

Long-Lived Assets

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows. The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 3, “Business Combinations and Investments.”

	Weighted Average Amortization Period (in Years)	December 31, 2011		December 31, 2010
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 15	$167	$(8)	$7	$(2)
Intellectual property	2 - 7	164	(59)	59	(49)
Tradenames	2 - 9	49	(3)	1	(1)
Non-compete arrangements	2 - 5	7	(5)	5	(5)
Total identifiable intangible assets		$387	$(75)	$72	$(57)

As noted above, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which include long-lived assets, goodwill and definite-lived intangible assets.

Based on this evaluation, we determined that the long-lived asset group, consisting of property, plant and equipment and definite-lived intangible assets, mainly customer relationships, related to the Entertainment business was impaired. These assets had a carrying amount of approximately $148 million, and an estimated fair value of $65 million. Of the total impairment charge of $83 million, $81 million was allocated to property, plant and equipment and $2 million was allocated to definite-lived intangible assets. Fair value was based on a market approach using an independent third-party market price. The impairment was recorded within impairment charges in the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	December 31, 2011	For the years ended December 31 (estimated)
In millions		2012	2013	2014	2015	2016
Amortization expense	$19	$42	$41	$39	$36	$32

5. DEBT OBLIGATIONS
As of December 31, 2011, the Company’s long term debt was $852 million. The Company’s long-term debt consists primarily of $840 million outstanding under the Company's new secured credit facility, $5 million in notes payable originating in the United States and $5 million related to capital lease obligations, each as described below.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Secured Credit Facility In August 2011, the Company entered into a new five-year secured credit facility (the Secured Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million, of which $700 million was outstanding as of December 31, 2011, and a revolving credit facility in an aggregate principal amount of $700 million, of which $140 million was outstanding as of December 31, 2011. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2011, outstanding letters of credit totaled approximately $21 million.

In connection with entering into the Secured Credit Facility, the Company retired the outstanding loans under its existing revolving credit facility and terminated that facility, and used borrowings under the Secured Credit Facility to fund a portion of the purchase price for its acquisition of Radiant.
The term loan facility is required to be repaid in quarterly installments of $17.5 million beginning March 31, 2013, with the balance of $455 million being due in August 2016. Borrowings under the revolving credit facility are due in August 2016. Amounts outstanding under the Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.50% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Secured Credit Facility also require certain other fees and payments to be made by the Company. Additionally, the Company is a party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings as discussed in Note 10, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements.
The Company's obligations under the Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Secured Credit Facilities and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries. These security interests would be released if the Company achieves an “investment grade” rating, and would remain released so long as the Company maintained that rating.
The Secured Credit Facility includes affirmative, negative and financial covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. These covenants also require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2011, not to exceed (i) 3.50 to 1.00 for each fiscal quarter ending prior to December 31, 2013, (ii) 3.25 to 1.00 for each fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2014, and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after December 31, 2014; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

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
In connection with the Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs, which are being amortized to interest expense over the life of the debt.
Notes Payable - The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.
Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, the terms of which provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of December 31, 2011 is $3 million.
Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of December 31, 2011 and December 31, 2010, the fair value of debt was $855 million and $13 million, respectively.

6. INCOME TAXES
For the years ended December 31, income from continuing operations before income taxes consisted of the following:

In millions	2011	2010	2009
(Loss) income before income taxes
United States	$(255)	$(102)	$(168)
Foreign	304	195	230
Total income from continuing operations before income taxes	$49	$93	$62

For the years ended December 31, income tax (benefit) expense consisted of the following:

In millions	2011	2010	2009
Income tax (benefit) expense
Current
Federal	$2	$(8)	$1
State	1	1	7
Foreign	61	44	67
Deferred
Federal	(64)	(23)	(50)
State	(2)	(1)	(6)
Foreign	2	(39)	(22)
Total income tax (benefit) expense	$—	$(26)	$(3)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In millions	2011	2010	2009
Income tax (benefit) expense at the U.S. federal tax rate of 35%	$17	$32	$22
Foreign income tax differential	(19)	(23)	(33)
U.S. permanent book/tax differences	4	2	(1)
Tax audit settlements	(12)	—	—
Change in liability for unrecognized tax benefits	2	4	11
Nondeductible transaction costs	4	—	—
Federal capital loss valuation allowance	5	—	—
Japan valuation allowance release	—	(40)	—
Other, net	(1)	(1)	(2)
Total income tax (benefit) expense	$—	$(26)	$(3)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2011, we favorably settled examinations with the Canada Revenue Agency (CRA) for the tax years of 1997 through 2001 that resulted in a $12 million tax benefit. In addition, 2011 tax expense was favorably impacted by the mix of taxable profits and losses by country. The 2010 tax benefit was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that was no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country. The 2009 tax benefit was favorably impacted by the mix of taxable profits and losses by country.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2011	2010
Deferred income tax assets
Employee pensions and other benefits	$658	$540
Other balance sheet reserves and allowances	148	170
Tax loss and credit carryforwards	376	341
Capitalized research and development	67	57
Property, plant and equipment	49	18
Intangibles	—	5
Other	56	47
Total deferred income tax assets	1,354	1,178
Valuation allowance	(412)	(410)
Net deferred income tax assets	942	768
Deferred income tax liabilities
Intangibles	81	—
Capitalized software	10	11
Other	9	7
Total deferred income tax liabilities	100	18
Total net deferred income tax assets	$842	$750

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2011, our net deferred tax assets in the United States totaled approximately $704 million. For the three year period ended December 31, 2011, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. We further evaluated the realizability of the U.S. deferred tax assets by weighing other positive and negative evidence, including our history of taxable income in the U.S., the fact that in our

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

recent history, deductible attributes have not expired unused, and the substantial length of time over which our deferred tax assets relating to employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2011, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $848 million. The net operating loss carryforwards, subject to expiration, expire in the year 2012 through 2031. In addition, the company had US tax credit carryforwards of $68 million. Approximately $22 million of the credit carryforwards do not expire, and $46 million expires in the years 2018 through 2031.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2011	2010
Gross unrecognized tax benefits - January 1	$285	$288
Increases related to tax positions from prior years	18	16
Decreases related to tax positions from prior years	(28)	(23)
Increases related to tax provisions taken during the current year	23	30
Settlements with tax authorities	(33)	(11)
Lapses of statutes of limitation	(13)	(15)
Total gross unrecognized tax benefits - December 31	$252	$285

Of the total amount of gross unrecognized tax benefits as of December 31, 2011 up to $131 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $11 million of benefit, $9 million of benefit, and $6 million of expense for the years ended December 31, 2011, 2010, and 2009, respectively. The gross amount of interest and penalties accrued as of December 31, 2011 and 2010 was $48 million and $60 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although the Company resolved examinations for the tax years of 2007 and 2008 with the Internal Revenue Service (IRS) in 2011, U.S. federal tax years remain open from 2008 forward. In 2011, the IRS commenced an examination of our 2009 and 2010 income tax returns and Radiant's 2009 income tax return, which are ongoing. NCR and its subsidiaries also file income tax returns in international jurisdictions where statutes of limitations generally range from three to five years. Years beginning after 1999 are still open to examination by certain foreign taxing authorities, including several major taxing jurisdictions. We are open to examination from 2001 onward in Japan, Korea and India and from 2002 onward in Canada.

During 2012, the Company expects to resolve certain Canadian tax matters related to 2003. As of December 31, 2011, we estimate that it is reasonably possible that unrecognized tax benefits may be reduced from $8 million to $12 million in the next 12 months due to the resolution of these issues. With the exception of the Canada matter, the Company does not expect any significant changes in unrecognized tax benefits in 2012.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2011 on approximately $1.2 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

See the Consolidated Statements of Changes in Stockholders’ Equity for details of the tax effects on the components of other comprehensive income and Note 8, “Employee Benefit Plans.”

7. EMPLOYEE STOCK COMPENSATION PLANS
The Company recognizes all share-based payments, including grants of stock options, as compensation expense in its financial

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

statements based on their fair value.

As of December 31, 2011, the Company’s primary types of stock-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2011	2010	2009
Stock options	$6	$6	$14
Restricted stock	27	15	(2)
Total stock-based compensation (pre-tax)	33	21	12
Tax benefit	(10)	(7)	(3)
Total stock-based compensation (net of tax)	$23	$14	$9

Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of option granted was estimated based on the below weighted average assumptions and was $7.38 per share in 2011, $5.49 per share in 2010, and $4.78 per share in 2009.

	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	2.04%	2.27%	1.98%
Expected volatility	40.4%	46.8%	44.1%
Expected holding period (years)	5.1	4.8	5.0

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

Approximately 17 million shares are authorized to be issued under the 2011 Amended and Restated Stock Incentive Plan (formerly the 2006 Stock Incentive Plan) (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	9,559	$15.72
Granted	118	$19.15
Exercised	(1,154)	$11.82
Forfeited or expired	(367)	$17.95
Outstanding as of December 31	8,156	$16.23	4.99	$17
Fully vested and expected to vest as of December 31	8,030	$16.25	4.95	$17
Exercisable as of December 31	6,707	$16.49	4.41	$13

The total intrinsic value of all options exercised was $8 million in 2011, $3 million in 2010, and $1 million in 2009. Cash received from option exercises under all share-based payment arrangements was $13 million in 2011, $6 million in 2010, and $4 million in 2009. The tax benefit realized from these exercises was $3 million in 2011, $1 million in 2010, and minimal in 2009. As of December 31, 2011, there was $5 million of total unrecognized compensation cost related to unvested stock option grants. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table reports restricted stock activity during the year ended December 31, 2011:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested shares as of January 1	3,827	$13.79
Shares granted	2,449	$18.84
Shares vested	(77)	$14.31
Shares forfeited	(815)	$19.44
Unvested shares as of December 31	5,384	$15.22

The total intrinsic value of shares vested and distributed was $1 million in 2011, $9 million in 2010, and $5 million in 2009. As of December 31, 2011, there was $48 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.5 years.

The following table represents the composition of restricted stock grants in 2011:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value
Service-based shares	1,430	$18.50
Performance-based shares	1,019	$19.32
Total restricted stock grants	2,449	$18.84

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2011, 0.4 million shares in 2010, and 0.5 million shares in 2009 for approximately $5 million in 2011, $5 million in 2010, and $5 million in 2009. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 2.2 million authorized shares remain unissued as of December 31, 2011.

8. EMPLOYEE BENEFIT PLANS
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

Amounts to be Recognized

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2012 are as follows:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$3	$3	$(18)	$(6)
Actuarial loss	$52	$59	$111	$3	$10

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation as of January 1	$3,595	$3,404	$1,927	$1,963	$5,522	$5,367
Net service cost	—	—	15	15	15	15
Interest cost	182	190	90	89	272	279
Amendment	—	—	(3)	9	(3)	9
Actuarial loss	451	203	126	—	577	203
Benefits paid	(201)	(202)	(121)	(114)	(322)	(316)
Plan participant contributions	—	—	3	3	3	3
Currency translation adjustments	—	—	(4)	(38)	(4)	(38)
Benefit obligation as of December 31	$4,027	$3,595	$2,033	$1,927	$6,060	$5,522
Accumulated benefit obligation as of December 31	$4,027	$3,595	$1,955	$1,850	$5,982	$5,445

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2011	2010	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets as of January 1	$2,692	$2,582	$1,833	$1,737	$4,525	$4,319
Actual return on plan assets	233	303	154	136	387	439
Company contributions	9	9	116	96	125	105
Benefits paid	(201)	(202)	(121)	(114)	(322)	(316)
Currency translation adjustments	—	—	(4)	(25)	(4)	(25)
Plan participant contributions	—	—	3	3	3	3
Fair value of plan assets as of December 31	$2,733	$2,692	$1,981	$1,833	$4,714	$4,525

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2011	2010	2011	2010	2011	2010
Funded Status	$(1,294)	$(903)	$(52)	$(94)	$(1,346)	$(997)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$339	$286	$339	$286
Current liabilities	(8)	(8)	(15)	(16)	(23)	(24)
Noncurrent liabilities	(1,286)	(895)	(376)	(364)	(1,662)	(1,259)
Net amounts recognized	$(1,294)	$(903)	$(52)	$(94)	$(1,346)	$(997)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,272	$1,021	$781	$765	$2,053	$1,786
Prior service cost	—	—	3	9	3	9
Total	$1,272	$1,021	$784	$774	$2,056	$1,795

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $4,831 million, $4,802 million, and $3,173 million, respectively, as of December 31, 2011, and $4,431 million, $4,376 million and $3,162 million, respectively, as of December 31, 2010.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net service cost	$—	$—	$—	$15	$15	$17	$15	$15	$17
Interest cost	182	190	195	90	89	92	272	279	287
Expected return on plan assets	(156)	(166)	(180)	(110)	(109)	(110)	(266)	(275)	(290)
Settlement charge	—	—	—	3	8	3	3	8	3
Amortization of:
Prior service cost	—	—	—	6	—	1	6	—	1
Actuarial loss	123	119	94	69	62	47	192	181	141
Net benefit cost	$149	$143	$109	$73	$65	$50	$222	$208	$159

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

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.0%	5.3%	4.1%	4.6%	4.0%	5.0%
Rate of compensation increase	N/A	N/A	3.0%	3.5%	3.0%	3.5%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.3%	5.8%	6.3%	4.6%	4.9%	5.3%	5%	5.4%	5.9%
Expected return on plan assets	6.8%	7.5%	7.8%	5.5%	6.0%	6.1%	6.3%	6.9%	7.1%
Rate of compensation increase	N/A	N/A	N/A	3.5%	3.7%	3.9%	3.5%	3.7%	3.9%

The discount rate used to determine December 31, 2011 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $2,496 million and $2,421 million as of December 31, 2011 and 2010, respectively, which is less than the fair value of plan assets by $234 million and $269 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. pension plan, unrecognized net losses of $391 million are not expected to be amortized during fiscal 2012. The remaining unrecognized net losses in excess of the corridor are $1,078 million.

In 2012, this loss will be amortized over the expected remaining lifetime of plan participants because almost all of the participants are inactive. This is a change from prior years in which losses were amortized over the expected service period of active plan participants . For NCR's other U.S. and international plans where all or almost all of the plan participants are inactive, the gains or losses will also be amortized over the expected remaining lifetime of the participants. In 2012, the UK London marketing plan will also begin amortizing losses over the expected remaining lifetime of plan participants.

Plan Assets The weighted average asset allocations as of December 31, 2011 and 2010 by asset category are as follows:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2011	2010		2011	2010
Equity securities	18%	38%	16 - 20%	24%	45%	24 - 31%
Debt securities	80%	59%	77 - 83%	65%	44%	61 - 68%
Real estate	2%	3%	1 - 3%	6%	5%	3 - 5%
Other	—%	—%	0 - 1%	5%	6%	3 - 6%
Total	100%	100%		100%	100%

The fair value of plan assets as of December 31, 2011 and 2010 by asset category is as follows:

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Preferred stock	1	$—	$—	$—	$—	$1	$1	$—	$—
Common stock	1	201	200	—	1	259	259	—	—
Fixed income securities:
Government securities	2	225	—	225	—	163	—	163	—
Corporate debt	3	781	—	781	—	88	—	88	—
Other types of investments:
Money market funds		32	—	32	—	40	—	40	—
Common and commingled trusts - Equities	4	209	—	209	—	123	—	123	—
Common and commingled trusts - Bonds	4	964	—	964	—	968	—	968	—
Common and commingled trusts - Short Term Investments	4	20	—	20	—	—	—	—	—
Common and commingled trusts - Balanced	4	1	—	1	—	31	—	31	—
Partnership/joint venture interests - Real estate	5	42	—	—	42	—	—	—	—
Partnership/joint venture interests - Other	5	53	—	—	53	55	—	—	55
Mutual funds	4	200	200	—	—	60	60	—	—
Insurance products	4	1	—	1	—	54	—	54	—
Real estate and other	5	4	4	—	—	139	7	—	132
Total		$2,733	$404	$2,233	$96	$1,981	$327	$1,467	$187

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Preferred stock	1	$3	$3	$—	$—	$—	$—	$—	$—
Common stock	1	554	553	—	1	483	483	—	—
Fixed income securities:
Government securities	2	138	—	138	—	—	—	—	—
Corporate debt	3	351	—	351	—	178	—	178	—
Other types of investments:
Money market funds		35	—	35	—	38	—	38	—
Common and commingled trusts - Equities	4	365	—	365	—	317	—	317	—
Common and commingled trusts - Bonds	4	872	—	872	—	521	—	521	—
Common and commingled trusts - Short Term Investments	4	53	—	53	—	—	—	—	—
Common and commingled trusts - Balanced	4	1	—	1	—	36	—	36	—
Partnership/joint venture interests - Real estate	5	30	—	—	30	—	—	—	—
Partnership/joint venture interests - Other	5	75	—	—	75	55	—	—	55
Mutual funds	4	178	178	—	—	35	35	—	—
Insurance products	4	—	—	—	—	51	—	51	—
Real estate and other	5	37	34	—	3	119	—	—	119
Total		$2,692	$768	$1,815	$109	$1,833	$518	$1,141	$174

Notes:

1.	Common and preferred stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

2.
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

3.
Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.

4.
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

5.
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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2009	$124	$143
Realized and unrealized gains and losses, net	10	16
Purchases, sales and settlements, net	(7)	(2)
Transfers, net	(18)	17
Balance, December 31, 2010	$109	$174
Realized and unrealized gains and losses, net	1	2
Purchases, sales and settlements, net	(15)	11
Transfers, net	1	—
Balance, December 31, 2011	$96	$187

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company implemented a plan to reduce future volatility in the value of assets held by the U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. At the end of 2011, the Company had reallocated approximately 80% of pension assets to fixed income assets compared to 60% at the end of 2010. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

The investment portfolios contain a diversified blend of fixed-income and equity investments. Furthermore, fixed-income assets are also diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bonds, corporate bonds, mortgage-backed securities) and credit quality. Equity investments are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	Postretirement Benefits
In millions	2011	2010
Change in benefit obligation
Benefit obligation as of January 1	$55	$111
Gross service cost	—	—
Interest cost	2	5
Amendment	—	(44)
Actuarial loss (gain)	(6)	(6)
Plan participant contributions	4	5
Benefits paid	(11)	(16)
Benefit obligation as of December 31	$44	$55

In December 2010, the Company approved and announced changes in the benefits provided under its previously closed U.S. Post-65 Retiree Medical Plan which became effective February 1, 2011. With these changes, the majority of the Plan’s participants will receive a fixed subsidy instead of the indemnity benefit previously provided. This change reduced the Company’s postretirement plan liability and accumulated other comprehensive loss by $44 million.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2011	2010
Benefit obligation	$(44)	$(55)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(8)	$(10)
Noncurrent liabilities	(36)	(45)
Net amounts recognized	$(44)	$(55)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$33	$42
Prior service benefit	(102)	(120)
Total	$(69)	$(78)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2011	2010	2009
Interest cost	$2	$5	$7
Net service cost	—	—	—
Amortization of:
Prior service benefit	(18)	(13)	(13)
Actuarial loss	3	4	3
Net periodic benefit (income) cost	$(13)	$(4)	$(3)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2011	2010	2011	2010	2009
Discount rate	3.3%	4.3%	4.3%	5.0%	6.3%

Assumed healthcare cost trend rates as of December 31 were:

	2011		2010
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	8.5%	6.8%	9.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2018	2018	2018	2018

In addition, a one percentage point change in assumed healthcare cost trend rates would have the following effects on the postretirement benefit income and obligation:

In millions	1% Increase	1% Decrease
Service cost and interest cost for the year ended December 31, 2011	$—	$—
Postretirement benefit obligation as of December 31, 2011	$1	$(1)

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2011	2010
Change in benefit obligation
Benefit obligation as of January 1	$313	$307
Restructuring program cost	6	(1)
Service cost	25	22
Interest cost	10	11
Amendments	(41)	(5)
Benefits paid	(31)	(51)
Foreign currency exchange	2	—
Actuarial (gain) loss	(20)	30
Benefit obligation as of December 31	$264	$313

During the fourth quarter of 2011, the Company approved changes in the benefits provided under its severance plan in Japan. With these changes, the plan's participants will receive a reduced benefit. This change reduced the Company’s postemployment plan liability and accumulated other comprehensive loss by $44 million.

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	Postemployment Benefits
In millions	2011	2010
Benefit obligation	$(264)	$(313)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(44)	$(49)
Noncurrent liabilities	(220)	(264)
Net amounts recognized	$(264)	$(313)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$97	$129
Prior service benefit	(40)	(6)
Total	$57	$123

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2011	2010	2009
Service cost	$25	$22	$25
Interest cost	10	11	13
Amortization of:
Prior service benefit	(9)	(1)	(1)
Actuarial loss	14	12	12
Net benefit cost	$40	$44	$49
Restructuring severance cost	6	(1)	—
Net periodic benefit cost	$46	$43	$49

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

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2011	2010	2011	2010	2009
Discount rate	3.5%	3.9%	3.9%	4.3%	4.6%
Salary increase rate	3.2%	3.4%	3.4%	3.6%	3.6%
Involuntary turnover rate	5.5%	5.5%	5.5%	5.0%	5.0%

The below table presents each relevant component of other comprehensive income related to NCR's benefit plans as of December 31, 2011, including the tax effects of each component:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In millions	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Prior service benefit during year	$37	$(12)	$25
Amortization of prior service benefit	(14)	6	(8)
Net loss arising during year	(425)	131	(294)
Actuarial loss included in benefits expense	212	(58)	154
Total benefit plans	$(190)	$67	$(123)

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR plans to contribute $85 million to the U.S. qualified pension plan, approximately $120 million to the international pension plans and $10 million to the executive pension plan in 2012. Due to the decline in the fair value of our pension plan assets in 2008, we continue to have a significant, underfunded pension obligation that may require material increases in cash contributions in future years. The Company also plans to make contributions of $7 million to the U.S. postretirement plan and $60 million to the postemployment plan in 2012.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2012	$227	$102	$329	$7	$60
2013	$229	$102	$331	$6	$40
2014	$232	$102	$334	$6	$38
2015	$235	$100	$335	$5	$36
2016	$238	$105	$343	$4	$35
2017 - 2021	$1,229	$517	$1,746	$13	$149

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $8 million in 2011, $8 million in 2010, and $8 million in 2009. The expense under international and subsidiary savings plans was $16 million in 2011, $14 million in 2010, and $15 million in 2009.

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations,

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2011 cannot currently be reasonably determined, or are not currently considered probable.
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
In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL has sought appellate review of that ruling. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. ATL also filed a third suit against two financial institutions and a reseller in 2009; NCR is a third-party defendant in the case, by virtue of an indemnification complaint filed in 2011. In that third suit, ATL alleges infringement of some of the same patents at issue in the other suits. While the Company does not believe that ATL's patent claims are meritorious, if ATL's claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and such royalties or damages could adversely impact its ATM business.
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
NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured by NCR was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API), which has also been identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.
In the October 2010 lawsuit discussed below, the federal and state governments assert certain claims against the eight parties

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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
On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the original PRPs identified above. The Order requires these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API have been working with the Governments to implement certain provisions of the Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.
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

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved, which is expected to occur following a trial that commenced on February 21, 2012.

On October 14, 2010, the Governments filed a lawsuit in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs),

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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
For the first factor described above, NCR utilizes a best estimate of $852 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $852 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the NCR-API share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $898 million.
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
The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the Government litigation filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 and February 28, 2011 rulings described above, NCR’s reserve at December 31, 2011 assumed that NCR and API will be responsible for the full extent of the cleanup activities they are undertaking, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If at the February 2012 trial in the allocation litigation the Company is ruled liable for the claims relating to OU 1, under which claims the Company is alleged to be liable as an arranger for the disposal of hazardous substances, the Company estimates that it would add approximately $25 million to its net reserve to account for such liability.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The reserve may be further adjusted to reflect any offsets that the court determines to apply to the defendants' counterclaims to account for insurance recoveries they have received, together with any other reductions to the counterclaims determined at the trial. The Company will seek to overturn the trial court's rulings on appeal and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup, subject to any adjustments resulting from the February 2012 trial. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, both of which arise out of certain agreements entered into in connection with the Company’s 1978 sale of the facilities on the Fox River to API. NCR’s analysis of this factor assumes that API pays its percentage share of the NCR/API joint share. API's previously reported motion for summary judgment, premised on the argument that API had no direct CERCLA liability at the Fox River, was denied by the Wisconsin federal court in December 2011. The Company continues to believe that even if API is ultimately able to establish that it has no such liability, there would be no effect on API's contractual obligations to contribute to NCR's funding for the remediation. The API obligation to NCR is shared on a joint and several basis by a third party, B.A.T. Industries p.l.c., which, by virtue of various prior indemnification and other agreements not specifically directed to the Fox River matter, is a co-party to the same agreement and arbitration award to which API is also a party. This analysis also assumes that B.A.T. Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Arjo Wiggins Appleton Ltd. (now known as Windward Prospects Limited), which has funded and managed API’s liability to date.
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
In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Governments’ October 2010 litigation or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of December 31, 2011, the net reserve for the Fox River matter was approximately $160 million, compared to $199 million as of December 31, 2010. This decrease in the reserve is due to payments for clean-up activities and legal fees coupled with changes in estimates and assumptions of the total costs previously discussed offset by a decrease in the indemnification asset discussed below. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of December 31, 2011 and December 31, 2010, approximately $1 million and $5 million, respectively, remained from this funding and was recorded in other current assets in the Consolidated Balance Sheets. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $79 million as of December 31, 2011 and $86 million as of December 31, 2010, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before late 2012 or 2013.

In connection with the Fox River and other matters, through December 31, 2011, NCR has received a combined total of approximately $158 million in connection with settlements reached with its principal insurance carriers; an additional $4 million is expected to be received in the future under the contractual terms of one settlement. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.
As of December 31, 2011, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.
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
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the December 2010 case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously. As of December 31, 2011, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, estimated amounts for attorney and other fees and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to the Fox River site, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River site, as described above, an asset relating to the AT&T and Alcatel-Lucent indemnity is recorded because payment is considered probable and is supported by contractual agreements.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of December 31, 2011 and December 31, 2010, NCR had no material obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.
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
The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2011	2010	2009
Warranty reserve liability
Beginning balance as of January 1	$24	$25	$24
Accruals for warranties issued	42	48	47
Settlements (in cash or in kind)	(43)	(49)	(46)
Ending balance as of December 31	$23	$24	$25

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

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR's key transaction processing activities and functions are performed.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, for the following fiscal years were:

In millions	2012	2013	2014	2015	2016	Thereafter
Minimum lease obligations	$62	$46	$37	$27	$20	$13

Total rental expense for operating leases was $64 million in 2011, $53 million in 2010, and $54 million in 2009.

10. DERIVATIVES AND HEDGING INSTRUMENTS
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

Foreign Currency Exchange Risk The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2011, the balance in AOCI related to foreign exchange derivative transactions was a gain of $5 million, net of tax, all of which related to instruments expiring in 2012. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Secured Credit Facility through August 22, 2016.  The notional amount of the interest rate swap starts at $560 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the secured credit facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are firmly committed and forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2011, the balance in AOCI related to the interest rate swap agreement was a loss of $5 million, net of tax, which relates to an interest rate swap instrument expiring in 2016. The gains or losses from this derivative contract related to interest payments are recorded in interest expense when the interest is accrued and affects earnings.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$—	$—	Other liabilities	$560	$9
Foreign exchange forward and option contracts	Accounts receivable, net	$166	$6	Other current liabilities	$58	$—
Total derivatives designated as hedging instruments			$6			$9
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$114	$—	Other current liabilities	$148	$3
Total derivatives not designated as hedging instruments			$—			$3
Total derivatives			$6			$12

	Fair Values of Derivative Instruments
	December 31, 2010			December 31, 2010
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$96	$7	Other current liabilities	$105	$2
Total derivatives designated as hedging instruments			$7			$2
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accounts receivable, net	$79	$2	Other current liabilities	$70	$1
Total derivatives not designated as hedging instruments			$2			$1
Total derivatives			$9			$3

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Interest rate swap	$(9)	$—	$—	Interest expense	$1	$—	$—	Interest expense	$—	$—	$—
Foreign exchange forward and option contracts	$(3)	$5	$8	Cost of Products	$(3)	$3	$(9)	Other (expense) income	$1	$—	$1

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Foreign exchange forward contracts	Other (expense) income	$3	$—	$(6)
Foreign exchange forward contracts	Cost of Products	$3	$(1)	$6

Refer to Note 11, "Fair Value of Assets and Liabilities," for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2011 and 2010, NCR did not have any major concentration of credit risk related to financial instruments.

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011 and 2010 are set forth as follows:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$33	$33	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	6	—	6	—
Total	$49	$43	$6	$—
Liabilities:
Interest rate swap ****	$9	$—	$9	$—
Foreign exchange forward contracts****	3	—	3	—
Total	$12	$—	$12	$—

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$155	$155	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange forward contracts ***	9	—	9	—
Total	$175	$166	$9	$—
Liabilities:
Foreign exchange forward contracts****	$3	$—	$3	$—
Total	$3	$—	$3	$—
_____________
*    Included in Cash and cash equivalents in the Consolidated Balance Sheets.
**    Included in Other assets in the Consolidated Balance Sheets.
***    Included in Accounts receivable, net in the Consolidated Balance Sheets.
****    Included in Other current liabilities in the Consolidated Balance Sheets.

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
Interest rate swap - As a result of our secured credit facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we hedge a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap is valued using the income approach inclusive of nonperformance and counterparty risk considerations and is classified within Level 2 of the valuation hierarchy.
Foreign Exchange Forward and Option Contracts - As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward and option contracts. The foreign exchange forward and option contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

hierarchy.
Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets as of December 31:

In millions	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Property, plant and equipment	$365	$(81)	$—	$—
Goodwill	913	(5)	—	—
Definite-lived intangible assets	312	(2)	—
Investment in MOD Systems	—	—	—	(14)
Total	$1,590	$(88)	$—	$(14)

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired.

The property, plant and equipment, goodwill, and definite-lived intangible assets were valued using a market approach based on an independent third-party market price. For the twelve months ended December 31, 2011, we recorded $88 million in impairment charges in the Consolidated Statements of Operations. Refer to Note 4, "Goodwill and Other Long-Lived Assets," for additional discussion.

NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. We measured the fair value of our investment in MOD Systems Inc. in 2010 utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with each investment. For the twelve months ended December 31, 2010, we recorded $14 million in other-than-temporary impairment charges in other (expense) income, net in the Consolidated Statements of Operations.

12. SEGMENT INFORMATION AND CONCENTRATIONS
Operating Segment Information Effective January 1, 2011, NCR reorganized its businesses and the management thereof to a line of business model, changing from the previous functional geographic model. In order to align the Company's external reporting of its financial results with this organizational change, the Company modified its segment reporting. The Company manages and reports its businesses in the following five segments:

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

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality and Specialty Retail - The former business of Radiant is managed and reported as a separate segment, Hospitality and Specialty Retail. Through this line of business, we offer technology solutions to customers in the hospitality, convenience, and specialty retail industries, serving businesses that range from a single store or restaurant to global chains and the world's largest sports stadiums. Our solutions include point of sale hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•	Entertainment - We offer solutions that provide the consumer the ability to rent or buy movies at their convenience

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

through self-service kiosks which we own and operate. This segment operates primarily in North America.

•
Emerging Industries - We offer maintenance and managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

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
In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense, as well as other significant, non-recurring items, are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile to income from operations.

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2011	2010	2009
Revenue by segment
Financial Services	$2,999	$2,645	$2,614
Retail Solutions	1,755	1,705	1,610
Hospitality and Specialty Retail(1)	141	—	—
Entertainment	163	102	27
Emerging Industries	385	358	348
Consolidated revenue	5,443	4,810	4,599
Operating income (loss) by segment
Financial Services	313	250	252
Retail Solutions	83	79	14
Hospitality and Specialty Retail(1)	22	—	—
Entertainment	(60)	(50)	(33)
Emerging Industries	76	61	57
Subtotal - segment operating income	434	340	290
Pension expense	222	208	159
Other adjustments(2)	147	26	28
Income from operations	$65	$106	$103

(1)
The acquisition of Radiant was completed on August 24, 2011. Because the transaction was completed during 2011, the revenue and operating income results reflected for the Hospitality and Specialty Retail segment are partial, and reflect only the period from August 25, 2011 through December 31, 2011.

(2)
Other adjustments in 2011 include $98 million for the impairment charge related to the Entertainment business; $30 million of acquisition related transaction costs; $7 million of acquisition related severance costs; and $12 million of acquisition related amortization of intangible assets. Other adjustments in 2010 include an $8 million litigation charge and $18 million of incremental costs directly related to the relocation of the Company's worldwide headquarters. Other adjustments in 2009 include a $22 million charge for the impairment of assets related to an equity investment and $6 million of incremental costs directly related to the relocation of the worldwide headquarters.

The following table presents revenue from products and services for NCR for the years ended December 31:

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In millions	2011	2010	2009
Product revenue	$2,744	$2,400	$2,228
Professional and installation services revenue	764	581	572
Total solution revenue	3,508	2,981	2,800
Support services revenue	1,935	1,829	1,799
Total revenue	$5,443	$4,810	$4,599

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2011	%	2010	%	2009	%
Revenue by Geographic Area
United States	$2,063	38%	$1,644	34%	$1,598	35%
Americas (excluding United States)	209	4%	222	5%	208	5%
Europe	1,421	26%	1,378	29%	1,309	28%
Brazil/India/China/Middle East Africa	849	16%	753	16%	725	16%
Japan Korea	332	6%	348	7%	337	7%
South Asia Pacific	345	6%	286	6%	267	6%
Caribbean Latin Amercia	224	4%	179	3%	155	3%
Consolidated revenue	$5,443	100%	$4,810	100%	$4,599	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2011	2010
Property, plant and equipment, net
United States	$246	$309
Americas (excluding United States)	3	3
Europe	21	22
Brazil/India/China/Middle East Africa	23	20
Japan Korea	59	59
South Asia Pacific	5	6
Caribbean Latin America	8	10
Consolidated property, plant and equipment, net	$365	$429

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2011, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

13. QUARTERLY INFORMATION (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2011
Total revenues	$1,094	$1,310	$1,401	$1,638
Gross margin	210	270	292	363
Operating income (loss)	8	49	18	(10)
Income (loss) from continuing operations, net of tax	11	36	16	(13)
Income (loss) from discontinued operations, net of tax	2	(3)	—	4
Net income (loss) attributable to noncontrolling interests	1	2	(1)	(3)
Net income (loss) attributable to NCR	$13	$33	$16	$(9)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.07	$0.23	$0.10	$(0.08)
Diluted	$0.07	$0.22	$0.10	$(0.08)
Net income (loss) per common share:
Basic	$0.08	$0.21	$0.10	$(0.06)
Diluted	$0.08	$0.21	$0.10	$(0.06)
2010
Total revenues	$1,027	$1,175	$1,205	$1,403
Gross margin	190	241	247	286
Operating (loss) income	(17)	33	36	54
(Loss) income from continuing operations, net of tax	(18)	22	79	33
(Loss) income from discontinued operations, net of tax	(1)	9	4	6
Net income (loss) attributable to noncontrolling interests	2	—	2	(1)
Net (loss) income attributable to NCR	$(19)	$31	$83	$39
(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(0.11)	$0.14	$0.49	$0.20
Diluted	$(0.11)	$0.14	$0.49	$0.20
Net (loss) income per common share
Basic	$(0.12)	$0.19	$0.52	$0.24
Diluted	$(0.12)	$0.19	$0.51	$0.24

The table above reflects adjustments to previously reported results related the presentation of the healthcare operations business as discontinued operations. Refer to Note 14, "Discontinued Operations," for additional information. Additionally, for the three months ended December 31, 2011, we recorded $88 million in impairment charges in the Consolidated Statements of Operations. Refer to Note 4, "Goodwill and Other Long-Lived Assets," for additional information.

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

14. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the spin-off of Teradata Data Warehousing (Teradata), the closure of NCR's EFT payment processing business in Canada, and the divestiture of our healthcare solutions business.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The income (loss) from discontinued operations for the years ended December 31 was:

	2011		2010		2009
	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax
Environmental matters	$3	$2	$31	$20	$(143)	$(91)
Spin-off of Teradata	—	6	—	3	—	—
Closure of the Canadian EFT business	(2)	(1)	—	—	(1)	(1)
Divestiture of the Healthcare business	(5)	(4)	(7)	(5)	(5)	(3)
Total	$(4)	$3	$24	$18	$(149)	$(95)

Environmental Matters For the year ended December 31, 2011, (loss) income from discontinued operations included an accrual for an environmental matter in Japan, which relates to anticipated future disposal requirements of certain materials generated by a former NCR manufacturing facility in that country, and accruals for litigation fees related to the Kalamazoo environmental matter. These accruals were offset by Fox River related activities which include scheduled payments from an insurer in connection with a settlement that had been agreed to in prior years coupled with the favorable impact of changes in estimates and assumptions of the total costs. For the year ended December 31, 2010, income from discontinued operations was primarily due to settlements with insurance carriers related to the Fox River matter. For the year ended December 31, 2009, loss from discontinued operations represents a net charge recorded related to the Fox River matter in conjunction with a December 16, 2009 court decision. Refer to Note 9, "Commitments and Contingencies," for additional information regarding the Fox River environmental matter.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2011, 2010 and 2009. For the years ended December 31, 2011 and 2010, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Closure of the Canadian EFT Business In the second quarter of 2011, we closed our EFT payment processing business in Canada. For each of the years presented, we have included the results of operations of the EFT business under (loss) income from discontinued operations.

Divestiture of our Healthcare Solutions Business In December 2011, we sold our healthcare solutions business. For each of the years presented, we have included the results of operations of the healthcare solutions business under (loss) income from discontinued operations.

15. REAL ESTATE TRANSACTIONS

During the year ended December 31, 2011, the Company recognized $5 million in gains from the sale of real estate in the Consolidated Statement of Operations which were recorded as a reduction to selling, general and administrative expenses, which includes $4 million of gains previously deferred. The net proceeds of $2 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows.

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

16. SUBSEQUENT EVENTS

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Agreement to Sell the Entertainment Business On February 3, 2012, NCR entered into an Asset Purchase Agreement (the “Agreement”) with Redbox Automated Retail, LLC (“Purchaser”) pursuant to which NCR will sell certain assets of its Entertainment business (the “Entertainment Business”) to Purchaser (the “Transaction”).
Pursuant to the Agreement, at the closing, Purchaser will pay NCR $100 million in cash (subject to adjustment as provided in the Agreement) for certain assets of the Entertainment Business, including but not limited to, substantially all of NCR’s DVD kiosks, certain retailer contracts, select DVD inventory and certain intellectual property relating to the Entertainment Business (the “Acquired Assets”). NCR will provide Purchaser with certain transition services following the closing. The Acquired Assets do not include any rights to the “Blockbuster Express” brand or trade name.
The Agreement also contemplates that, for a period of five years following the closing, Purchaser and its affiliates may procure certain hardware, software and services from NCR. If at the end of such five-year period, Purchaser and its affiliates have not procured hardware, software and services that have yielded $25 million in margin to NCR, Purchaser will pay the difference to NCR.
The completion of the transaction contemplated by the Agreement is subject to various customary closing conditions as well as regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Agreement provides that the closing shall occur within 3 business days following satisfaction or waiver of the conditions set forth therein and is subject to customary termination provisions.

The transaction has been approved by the NCR Board of Directors and is expected to close no later than the third quarter of 2012, subject to satisfaction of the closing conditions. In the event that regulatory approval of the transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 is not received and the transaction is terminated, Purchaser will pay NCR a break up fee of $10 million.

During the first quarter of 2012, we applied held-for-sale treatment to the Entertainment Business's assets. The carrying amount of the DVD kiosks held for sale (classified in property, plant and equipment on the Consolidated Balance Sheet), which represents the majority of the assets included in the disposal group, is $54 million as of February 2, 2012.

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

On August 24, 2011, the Company acquired Radiant Systems, Inc. in a business combination. The Company is currently integrating policies, processes, people, technology and operations for the combined company, and management has therefore excluded Radiant Systems, Inc. from its assessment of internal control over financial reporting as of December 31, 2011. Radiant is a wholly-owned subsidiary whose excluded aggregate total assets and total revenues represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as stated in their report which appears in this Form 10-K.

/s/ WILLIAM NUTI	/s/ ROBERT FISHMAN
William Nuti	Robert Fishman
Chairman of the Board, Chief Executive Officer and President	Senior Vice President and Chief Financial Officer

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2011 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.
We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
We have a Code of Conduct that sets the standard for ethics and compliance for all of our employees. Our Code of Conduct is available on the Corporate Governance page at our website at http://www.ncr.com/about-ncr/corporate-governance under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct on behalf of the Executive Officers on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2011 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2011 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2011 year, is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2011 year, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Index
1. Financial Statements: The consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm as set forth in Part II, Item 8 of this Form 10-K:

2. Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts is included in this Form 10-K on page 103. All other schedules are not required under the related instructions or are not applicable.

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

2.2
Agreement and Plan of Merger by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc., dated as of July 11, 2011 (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated July 12, 2011).

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (Exhibit 3.1 to the NCR Corporation Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the Current Report on Form 8-K of NCR Corporation dated January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.8	Employee Benefits Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.2 to the September 21, 2007 Form 8‑K).

10.9	Form of Exclusive Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.4 to the Teradata Form 10).

10.10	Form of Patent License Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.5 to the Teradata Form 10).

10.11	Form of Technology Agreement between NCR Corporation and Teradata US, Inc. (Exhibit 10.6 to the Teradata Form 10).

10.12	Form of Master Agreement between NCR Corporation and Teradata Corporation for Enterprise Data Warehousing Sales and Support (Exhibit 10.16 to the Teradata Form 10).

10.13	Form of Network Support Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.17 to the Teradata Form 10).

10.14	Form of Service Provider Agreement between NCR Corporation and Teradata Corporation (Exhibit 10.18 to the Teradata Form 10).

10.15	Form of Master Reseller Agreement for Middle East and Africa between NCR Corporation and Teradata Corporation (Exhibit 10.19 to the Teradata Form 10).

10.16	NCR Management Stock Plan (Exhibit 10.8 to the 1996 Annual Report). *

10.16.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). *

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

10.17
NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.17.1
Form of 2009 Stock Option Agreement under the NCR Corporation 2011 Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) (Exhibit 10.5 to the Current Report on Form 8-K of NCR Corporation dated December 12, 2008). *

10.17.2	Form of 2009 Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K of NCR Corporation dated December 12, 2008).

10.17.3
Form of 2010 Stock Option Agreement under the Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 2010 Quarterly Report”)). *

10.17.4	Form of 2010 Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2010 Quarterly Report). *

10.17.5	Form of 2010 Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2010 Quarterly Report). *

10.17.6	Form of 2010 Performance Based Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2010 Quarterly Report). *

10.17.7	Form of 2010 Performance Based Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.6 to the March 31, 2010 Quarterly Report). *

10.17.8
Form of 2011 Stock Option Agreement under the Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter 2011 Quarterly Report”)). *

10.17.9	Form of 2011 Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2011 Quarterly Report). *

10.17.10	Form of 2011 Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2011 Quarterly Report). *

10.17.11	Form of 2011 Performance Based Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2011 Quarterly Report). *

10.17.12	Form of 2011 Performance Based Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2011 Quarterly Report). *

10.18	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report). *

10.19	Amended and Restated NCR Management Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.20	NCR Director Compensation Program effective April 21, 2009 (Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.20.1	2009 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.20.2	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.21	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.21.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.22	Amended and Restated NCR Nonqualified Excess Plan, effective December 31, 2008 (Exhibit 10.26.6 to the 2008 Annual Report). *

10.23	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation filed August 2, 2005). *

10.23.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation filed July 27, 2006). *

10.23.2	Second Amendment effective as of December 12, 2008 to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.24
NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

10.24.1	Form of 2010 Stock Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.24.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.25	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.26	Letter Agreement with John Bruno dated October 27, 2008 (Exhibit 10.8 to the First Quarter 2010 Quarterly Report). *

10.27	Letter Agreement with Peter Leav dated December 28, 2008 (Exhibit 10.9 to the First Quarter 2010 Quarterly Report). *

10.28	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

10.29	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.29.1	First Amendment to NCR Corporation 2011 Economic Profit Plan.

10.30
Tender and Voting Agreement, dated as of July 11, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and certain shareholders of Radiant Systems, Inc. (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 12, 2011).

10.31
First Amendment to Tender and Voting Agreement, dated as of July 21, 2011, by and among NCR Corporation, Ranger Acquisition Corporation and certain shareholders of Radiant Systems, Inc. (Exhibit 10.2 to the Current Report on Form 8-K/A of NCR Corporation dated July 21, 2011).

10.32
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 1, 2011).

10.33
Credit Agreement, dated as of August 22, 2011, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 26, 2011).

10.34
Guarantee and Pledge Agreement, dated as of August 22, 2011, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 26, 2011).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 27, 2012.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 27, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 27, 2012.

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.
* Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$13	$3	$—	$—	$16
Deferred tax asset valuation allowance	$410	$2	$—	$—	$412
Inventory excess and obsolete reserves	$71	$105	$—	$93	$83
Reserves related to business restructuring	$3	$—	$—	$1	$2

Year Ended December 31, 2010
Allowance for doubtful accounts	$24	$—	$—	$11	$13
Deferred tax asset valuation allowance	$528	$—	$—	$118	$410
Inventory excess and obsolete reserves	$100	$80	$—	$109	$71
Reserves related to business restructuring	$4	$—	$—	$1	$3

Year Ended December 31, 2009
Allowance for doubtful accounts	$15	$10	$—	$1	$24
Deferred tax asset valuation allowance	$478	$50	$—	$—	$528
Inventory excess and obsolete reserves	$111	$97	$—	$108	$100
Reserves related to business restructuring	$31	$—	$—	$27	$4

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 28, 2012	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William Nuti	Chairman of the Board of Directors,
	William Nuti	Chief Executive Officer and President

	/s/ Robert Fishman	Senior Vice President and Chief Financial Officer
	Robert Fishman	(Principal Financial and Accounting Officer)

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Quincy Allen	Director
Quincy Allen

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

Date:	February 28, 2012