Form 10-Q
period 2012-03-31
NCR CORP
filed 2012-04-27
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
Commission File Number 001-00395
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 15, 2012, there were approximately 158.8 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2012	2011
Product revenue	$570	$458
Service revenue	674	600
Total revenue	1,244	1,058
Cost of products	446	359
Cost of services	500	480
Selling, general and administrative expenses	199	159
Research and development expenses	50	40
Total operating expenses	1,195	1,038
Income from operations	49	20
Interest expense	(9)	—
Other (expense) income, net	(2)	6
Income from continuing operations before income taxes	38	26
Income tax (benefit) expense	(1)	6
Income from continuing operations	39	20
Loss from discontinued operations, net of tax	(9)	(6)
Net income	30	14
Net income attributable to noncontrolling interests	1	1
Net income attributable to NCR	$29	$13
Amounts attributable to NCR common stockholders:
Income from continuing operations	$38	$19
Loss from discontinued operations, net of tax	(9)	(6)
Net income	$29	$13
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.24	$0.12
Diluted	$0.23	$0.12
Net income per common share
Basic	$0.18	$0.08
Diluted	$0.18	$0.08
Weighted average common shares outstanding
Basic	158.2	159.2
Diluted	162.3	161.7
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2012	2011
Net income	$30	$14
Other comprehensive income (loss):
Currency translation adjustments	(1)	11
Unrealized gain (loss) on derivatives	(5)	(9)
Gains (losses) arising during the period	—	—
Less income tax effect	—	2
Unrealized gain (loss) on securities	1	(1)
Gains (losses) arising during the period	—	—
Less income tax effect	—	—
Employee benefit plans
Prior service benefit during year	—	—
Amortization of prior service benefit	(5)	(3)
Net loss arising during the year	—	—
Actuarial loss included in benefits expense	31	50
Less income tax effect	(6)	(10)
Total comprehensive income	45	54
Less comprehensive income attributable to noncontrolling interests:
Net income	1	1
Currency translation adjustments	(2)	1
Amounts attributable to noncontrolling interests	(1)	2
Comprehensive income attributable to NCR common stockholders	$46	$52

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$414	$398
Accounts receivable, net	1,065	1,032
Inventories, net	802	768
Assets held for sale	61	72
Other current assets	336	311
Total current assets	2,678	2,581
Property, plant and equipment, net	298	301
Goodwill	918	913
Intangibles	302	310
Prepaid pension cost	355	339
Deferred income taxes	715	714
Other assets	424	433
Total assets	$5,690	$5,591
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$18	$1
Accounts payable	582	525
Payroll and benefits liabilities	164	221
Deferred service revenue and customer deposits	503	418
Other current liabilities	406	400
Total current liabilities	1,673	1,565
Long-term debt	809	852
Pension and indemnity plan liabilities	1,667	1,662
Postretirement and postemployment benefits liabilities	256	256
Income tax accruals	128	148
Environmental liabilities	208	220
Other liabilities	56	53
Total liabilities	4,797	4,756

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest	15	15

Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 158.7 and 157.6 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	300	287
Retained earnings	2,017	1,988
Accumulated other comprehensive loss	(1,475)	(1,492)
Total NCR stockholders’ equity	844	785
Noncontrolling interests in subsidiaries	34	35
Total stockholders’ equity	878	820
Total liabilities and stockholders’ equity	$5,690	$5,591
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2012	2011
Operating activities
Net income	$30	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	9	6
Depreciation and amortization	41	29
Stock-based compensation expense	11	7
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	6	—
Gain on sale of property, plant and equipment	(1)	(2)
Impairment of long-lived and other assets	3	—
Changes in operating assets and liabilities:
Receivables	(33)	(17)
Inventories	(34)	(50)
Current payables and accrued expenses	(17)	11
Deferred service revenue and customer deposits	85	62
Employee severance and pension	16	33
Other assets and liabilities	(27)	(43)
Net cash provided by operating activities	89	49
Investing activities
Expenditures for property, plant and equipment	(13)	(11)
Proceeds from sales of property, plant and equipment	—	2
Additions to capitalized software	(18)	(14)
Other investing activities, net	(2)	—
Net cash used in investing activities	(33)	(23)
Financing activities
Repurchases of Company common stock	—	(35)
Tax withholding payments on behalf of employees	(9)	—
Excess tax benefit from stock-based compensation	—	1
Proceeds from employee stock plans	7	6
Payments on revolving credit facility	(65)	—
Borrowings on revolving credit facility	40	—
Net cash used in financing activities	(27)	(28)
Cash flows from discontinued operations
Net cash used in operating activities	(9)	(6)
Net cash used in investing activities	(1)	(14)
Net cash used in discontinued operations	(10)	(20)
Effect of exchange rate changes on cash and cash equivalents	(3)	6
Increase (decrease) in cash and cash equivalents	16	(16)
Cash and cash equivalents at beginning of period	398	496
Cash and cash equivalents at end of period	$414	$480
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2011 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2011.

The Company has reported its Entertainment business as a discontinued operation as of March 31, 2012.  Accordingly, the results for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets of the business as held for sale.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described in Note 14, "Subsequent Events," no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. During the first quarter of 2012, the Company revised its previously issued December 31, 2011 Condensed Consolidated Balance Sheet to adjust redeemable noncontrolling interest and additional paid in capital by $14 million. The Company concluded that the adjustment was not material to the previously issued financial statements taken as a whole. Including this adjustment, none of the reclassifications affected previously reported net income or net income per common share.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. In the first quarter of 2012, we recognized $27 million in revenue related to Bradesco, and as of March 31, 2012, we had $16 million in receivables outstanding from Bradesco.

Recent Accounting Pronouncements In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and was effective for the Company beginning January 1, 2012. Other than the change in disclosure, the Company has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.

In June 2011, the FASB issued updated guidance related to the presentation of other comprehensive income, offering two alternatives for presentation: (a) a single continuous statement of comprehensive income; or (b) two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance applies retrospectively, and was effective for the Company beginning January 1, 2012. Other than the change in presentation, these changes did not have an impact on the Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the three months ended March 31, 2012 and 2011:

In millions	Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2010	$—	$916	$883	$33
Net income	—	14	13	1
Other comprehensive income, net of tax:
Currency translation adjustments	—	11	10	1
Unrealized loss on securities	—	(1)	(1)	—
Unrealized loss on derivatives	—	(7)	(7)	—
Benefit plans, net	—	37	37	—
Comprehensive income	—	54	52	2
Employee stock purchase and stock compensation plans	—	15	15	—
Repurchase of Company common stock	—	(35)	(35)	—
March 31, 2011	$—	$950	$915	$35

December 31, 2011	$15	$820	$785	$35
Net income	—	30	29	1
Other comprehensive income, net of tax:
Currency translation adjustments	—	(1)	1	(2)
Unrealized gain on securities	—	1	1	—
Unrealized loss on derivatives	—	(5)	(5)	—
Benefit plans, net	—	20	20	—
Comprehensive income	—	45	46	(1)
Employee stock purchase and stock compensation plans	—	13	13	—
March 31, 2012	$15	$878	$844	$34
The components of accumulated other comprehensive loss (AOCI), net of tax, are summarized as follows:

In millions	March 31, 2012	December 31, 2011
Unrealized gain on securities	$2	$1
Unrealized loss on derivatives	(5)	—
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,391)	(1,411)
Currency translation adjustments	(81)	(82)
Accumulated other comprehensive loss	$(1,475)	$(1,492)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	March 31, 2012	December 31, 2011
Inventories, net
Work in process and raw materials	$174	$167
Finished goods	202	171
Service parts	426	430
Total inventories, net	$802	$768

3. ACQUISITIONS AND DIVESTITURES

Acquisitions
On February 7, 2012, the Company acquired all of the outstanding capital stock of POS Integrated Solutions Do Brasil Comercio E Servicos De Informatica S.A. ("POS") and RDS South America Comercio E Servicos De Informatica S.A. ("RDS") in exchange for approximately $1 million in cash, plus related acquisition costs.  POS and RDS were resellers of certain of the Company's hardware and software, and their results are reported within our Hospitality segment since the date of the acquisitions. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

Divestitures

On February 3, 2012, NCR entered into an Asset Purchase Agreement (the “Agreement”) with Redbox Automated Retail, LLC (“Purchaser”) pursuant to which NCR will sell certain assets of its Entertainment business (the “Entertainment Business”) to Purchaser (the “Transaction”). The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has expired and the Company expects to close the Transaction in the second quarter of 2012.

Pursuant to the Agreement, at the closing, Purchaser will pay NCR $100 million in cash (subject to adjustment as provided in the Agreement) for certain assets of the Entertainment Business, including but not limited to, substantially all of NCR's DVD kiosks, certain retailer contracts, select DVD inventory and certain intellectual property relating to the Entertainment Business.

NCR will provide Purchaser with certain short-term support services following the closing under a transition services agreement. The Agreement also contemplates that, for a period of five years following the closing, Purchaser and its affiliates may procure certain hardware, software and services from NCR under a manufacturing and services agreement. If, at the end of such five-year period, Purchaser and its affiliates have not procured hardware, software and services that have yielded $25 million in margin to NCR, Purchaser will pay the difference to NCR.

During the first quarter of 2012, we classified the Entertainment Business as a discontinued operation. We determined that the cash inflows under the transition services agreement and the manufacturing and services agreement will not constitute significant continuing involvement with the operations of the Entertainment Business after the sale. In addition, the ongoing cash inflows related to the Entertainment Business under the manufacturing and services agreement are substantially unrelated to the business sold. We have reclassified the operating results of the Entertainment Business, for all historical periods, to loss from discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations. We also applied held-for-sale accounting treatment to the assets of the Entertainment Business included in the sale, and, accordingly, included those assets in assets held for sale on our Condensed Consolidated Balance Sheets. The assets held for sale included the following:

In millions	March 31, 2012	December 31, 2011

Property, plant and equipment	$51	$64
Inventory	8	6
Intangible assets	2	2
Total assets held for sale	$61	$72

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table includes the operating results of the Entertainment Business, which we historically included in our Entertainment segment:

In millions	Three months ended March 31
	2012	2011
Revenue	$35	$36
Operating expenses	54	48
Loss from operations	(19)	(12)
Income tax benefit	7	4
Loss from discontinued operations, net of tax	$(12)	$(8)

4. DEBT OBLIGATIONS
As of March 31, 2012, the Company’s total debt was $827 million, with $18 million included in short-term borrowings and $809 million included in long-term debt. The Company’s total debt consists primarily of $815 million outstanding under the Company's secured credit facility, $5 million in notes payable originating in the United States and $5 million related to capital lease obligations, each as described below.

Secured Credit Facility In August 2011, the Company entered into a five-year secured credit facility (the Secured Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million, of which $700 million was outstanding as of March 31, 2012, with $17.5 million included in short-term borrowings and $682.5 million included in long-term debt, and a revolving credit facility in an aggregate principal amount of $700 million, of which $115 million was outstanding as of March 31, 2012. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2012, outstanding letters of credit totaled approximately $19 million.
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
The Company's obligations under the Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries. These security interests will be released when the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Secured Credit Facility includes affirmative, negative and financial covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. These covenants also require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, commencing with the fiscal quarter ending December 31, 2011, not to exceed (i) 3.50 to 1.00 for each fiscal quarter ending prior to December 31, 2013, (ii) 3.25 to 1.00 for each fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2014, and (iii) 3.00 to 1.00 for each fiscal quarter ending on or after December 31, 2014 and beyond; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Industrial Revenue Bond – During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, the terms of which provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of March 31, 2012 is $3 million.
Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of March 31, 2012 and December 31, 2011, the fair value of debt was $829 million and $855 million, respectively.

5. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax represented a benefit of $1 million for the three months ended March 31, 2012 compared to expense of $6 million for the three months ended March 31, 2011. The change in income tax is primarily driven by favorable changes in uncertain tax positions offset by tax on increased income from continuing operations. The change in uncertain tax positions includes a favorable settlement with the Canada Revenue Agency (CRA) for the 2003 tax year which resulted in a $14 million tax benefit.
Based on recent developments the Company now expects to settle certain tax matters with Japan related to 2001-2006. As of March 31, 2012, we estimate that it is reasonably possible that unrecognized tax benefits may be reduced by $25 million to $30 million in the next 12 months due to the resolution of these issues. Of this amount, up to $18 million could impact the effective tax rate. With the exception of the Japan matter, the Company does not expect any significant changes in unrecognized tax benefits in 2012.

6. STOCK COMPENSATION PLANS
As of March 31, 2012, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended March 31
	2012	2011
Restricted stock	$10	$6
Stock options	1	1
Total stock-based compensation (pre-tax)	11	7
Tax benefit	(3)	(2)
Total stock-based compensation (net of tax)	$8	$5
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

expense was higher in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to an increase in the quantity and value of awards granted.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $7.41 for the three months ended March 31, 2011. There were no stock options granted in the three months ended March 31, 2012.

	Three months ended March 31
	2012	2011
Dividend yield	—	—
Risk-free interest rate	—	2.17%
Expected volatility	—	41.0%
Expected holding period (years)	—	5.1
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
As of March 31, 2012, the total unrecognized compensation cost of $73 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.9 years. As of March 31, 2012, the total unrecognized compensation cost of $4 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.8 years.

7. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	39	45	19	22	58	67
Expected return on plan assets	(28)	(39)	(24)	(27)	(52)	(66)
Amortization of:
Prior service cost	—	—	1	1	1	1
Actuarial loss	13	29	15	16	28	45
Net benefit cost	$24	$35	$15	$16	$39	$51
The income from the postretirement plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2012	2011
Interest cost	$—	$—
Amortization of:
Prior service benefit	(4)	(4)
Actuarial loss	1	1
Net postretirement income	$(3)	$(3)

The cost of the postemployment plan for the three months ended March 31 was:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2012	2011
Net service cost	$6	$6
Interest cost	2	3
Amortization of:
Prior service cost	(2)	—
Actuarial loss	3	3
Net benefit cost	$9	$12
Restructuring severance cost	(1)	—
Total postemployment cost	$8	$12

Employer Contributions

Pension For the three months ended March 31, 2012, NCR contributed approximately $16 million to its international pension plans and $2 million to its executive pension plan. In 2012, NCR anticipates contributing $85 million to its U.S. qualified pension plan; an additional $104 million to its international pension plans for a total of $120 million; and an additional $8 million to its executive pension plan for a total of $10 million.

Postretirement For the three months ended March 31, 2012, NCR made $2 million in contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $5 million to its U.S. postretirement plan for a total of $7 million in 2012.

Postemployment For the three months ended March 31, 2012, NCR contributed approximately $8 million to its postemployment plans. NCR anticipates contributing an additional $52 million to its postemployment plans for a total of $60 million in 2012.

8. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2012 cannot currently be reasonably determined, or are not currently considered probable.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

participating in this aspect of the investigation, with respect to certain products and services of each of them, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has probable liability with respect to this aspect of the investigation.
In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company's consumables business in 2003. The Company has filed an appeal. See Note 14, "Subsequent Events," for additional information related to this matter.
In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL has sought appellate review of that ruling. ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringe certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. ATL also filed a third suit against two financial institutions and a reseller in 2009; NCR was a third-party defendant in the case, by virtue of an indemnification complaint filed in 2011. In that third suit, ATL alleges infringement of some of the same patents at issue in the other suits; that action was voluntarily dismissed without prejudice in early 2012. While the Company does not believe that ATL's patent claims are meritorious, if ATL's claims are successful potential royalties or damages could cause the Company to incur liability that could be material to it, and such royalties or damages could adversely impact its ATM business. See Note 14, "Subsequent Events," for additional information related to this matter.
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
In the October 2010 Government enforcement action discussed below, the federal and state governments assert certain claims against the eight parties referenced above as well as four other entities. These claims, filed under CERCLA and other statutes, relate to the presence of PCBs at the Fox River site, and as a result the four newly named parties are also properly viewed as PRPs with respect to the site. Those entities are NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November 2006.
On November 13, 2007, the Governments issued a unilateral administrative order (Order) under Section 106 of CERCLA to all eight of the original PRPs identified above. The Order requires these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and API have worked with the Governments to implement certain provisions of the Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.
In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009. The LLC entered into a remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company and API have funded the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company’s note, originally $20 million, is now approximately $15 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.
NCR and API share a portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which was subsequently confirmed as a judgment, both arising out of the previously referenced 1978 sale of certain facilities located on the Fox River. The agreement and award result in a 45% share for NCR of the first $75 million of such costs—a threshold that was reached in 2008—and a 40% share for amounts in excess of $75 million.
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

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved. A trial in that case took place in February 2012 to address the primary remaining issues in the case, including whether the Company has so-called "arranger" liability in the portion of the Fox River that is upriver of the area where the Company's former facilities were located, the amount of certain insurance setoffs to be applied to the counterclaims, and the amount of recoverable counterclaim damages. Posttrial briefing will take place during the second quarter of 2012, and a decision is expected to be issued in 2012.

On October 14, 2010, the Governments filed a lawsuit (the "Government enforcement action") in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government enforcement action seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in the Government enforcement action that were not previously contemplated in the Company’s Fox River reserve, as discussed herein.

In March 2012, API, by virtue of its majority voting interest in the LLC, caused the LLC to decline to execute the 2012 remedial action work plan that the Company had submitted to the Governments. The Company had prepared the work plan with the remediation contractor after API, through the LLC, had caused that task to be removed from the contractor's agreed scope of work. Later in March 2012, the federal government filed a motion requesting that the Wisconsin federal court issue a preliminary

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

injunction to compel both API and the Company to perform a greater amount of remediation work than was called for by that plan. See Note 14, "Subsequent Events," for additional information related to this matter.

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

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the shares NCR and API will jointly bear of future clean-up costs and natural resource damages; (4) the share NCR will bear of the joint NCR/API payments for such clean-up costs and natural resource damages; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the Government enforcement actions. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.
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
Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government indicated, in a 2009 filing in a PRP’s bankruptcy proceeding, that claims for NRD could be as high as $382 million. The Government enforcement action filed in October 2010 does not set forth a particular amount for the NRD claim.
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
The joint NCR/API share of future clean-up costs is expected to be determined in the allocation litigation or possibly in or as a result of the Government enforcement action filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009 and February 28, 2011 rulings described above, NCR’s reserve at March 31, 2012 assumed that NCR and API will be responsible for the full extent of the cleanup activities undertaken, which the Company considers a best estimate, and for a substantial portion of the counterclaims filed against NCR and API, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If, as a result of the February 2012 trial in the allocation litigation, the Company is ruled liable for the claims relating to OU 1, under which claims the Company is alleged to be liable as an arranger for the disposal of hazardous substances, the Company estimates that it would add approximately $19 million to its net reserve to account for such liability.
The reserve may be further adjusted, depending on the result of the trial discussed above, to reflect any offsets that the court determines to apply to the defendants' counterclaims to account for insurance recoveries they have received, together with any other reductions to the counterclaims determined as a result of the trial. The Company and GP settled and stipulated to the amount

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

of insurance offset applicable to GP's counterclaims; offsets, if any, applicable to other parties' counterclaims will be determined by the court. The Company will seek to overturn the trial court's prior summary judgment rulings on appeal and believes that the NCR/API allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR and API will pay for the full extent of the cleanup, subject to any adjustments resulting from the February 2012 trial. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the appeal or on Government enforcement against the other Order recipients or defendants.

Fourth, for the NCR share of the joint NCR/API payments, as discussed above, NCR’s percentage share is set by an agreement between NCR and API and a subsequent arbitration award, which was subsequently confirmed as a judgment, both of which arise out of certain agreements entered into in connection with the Company’s 1978 sale of the facilities on the Fox River to API. NCR’s analysis of this factor assumes that API pays its percentage share of the NCR/API joint share. API has sought to establish that it has no direct CERCLA liability to the Governments, and has moved for reconsideration of the court's December 2011 order to the contrary. The Company believes that even if API is ultimately able to establish that it has no direct liability to the Governments, there would be no effect on API's contractual and judgment-based obligations to contribute to NCR's funding for the remediation. The API obligation to NCR is shared on a joint and several basis by a third party, B.A.T. Industries p.l.c., which, by virtue of various prior indemnification and other agreements not specifically directed to the Fox River matter, is a co-party to the same agreement and arbitration award to which API is also a party. This analysis also assumes that B.A.T. Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Arjo Wiggins Appleton Ltd. (now known as Windward Prospects Limited), which has funded and managed API’s liability to date.
Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2013 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation and the Government enforcement actions discussed above.
In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement actions or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of March 31, 2012, the net reserve for the Fox River matter was approximately $149 million, compared to $160 million as of December 31, 2011. The decrease in the reserve is due to payments for clean-up activities. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of March 31, 2012 and December 31, 2011, approximately zero and $1 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheets. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $79 million as of March 31, 2012 and December 31, 2011, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company currently does not expect to achieve the threshold before late 2012 or 2013.

In connection with the Fox River and other matters, through March 31, 2012, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.

As of March 31, 2012, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.

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

Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the December 2010 case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously. As of March 31, 2012, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2012 and December 31, 2011, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.
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
The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2012	2011
Warranty reserve liability
Beginning balance as of January 1	$23	$24
Accruals for warranties issued	10	8
Settlements (in cash or in kind)	(10)	(11)
Ending balance as of March 31	$23	$21

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
The components of basic and diluted earnings per share are as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions, except per share amounts	Three months ended March 31
	2012	2011
Amounts attributable to NCR common stockholders:
Income from continuing operations	$38	$19
Loss from discontinued operations, net of tax	(9)	(6)
Net income applicable to common shares	29	13
Weighted average outstanding shares of common stock	158.2	159.2
Dilutive effect of employee stock options and restricted stock	4.1	2.5
Common stock and common stock equivalents	162.3	161.7
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.24	$0.12
From discontinued operations	$(0.06)	$(0.04)
Net earnings per share (Basic)	$0.18	$0.08
Diluted earnings per share:
From continuing operations	$0.23	$0.12
From discontinued operations	$(0.05)	$(0.04)
Net earnings per share (Diluted)	$0.18	$0.08
Options to purchase approximately 2.2 million and 2.6 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.
For the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock. For the three months ended March 31, 2011, the Company repurchased approximately 1.8 million shares of its common stock for $35 million. Upon repurchase, shares are retired.

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

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of March 31,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2012, there was no balance in AOCI related to foreign exchange derivative transactions. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of March 31, 2012, the balance in AOCI related to the interest rate swap agreement was a loss of $5 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2012			March 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$8
Foreign exchange forward and option contracts	Other current assets	129	1	Other current liabilities	63	1
Total derivatives designated as hedging instruments			$1			$9
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$165	$1	Other current liabilities	$279	$4
Total derivatives not designated as hedging instruments			1			4
Total derivatives			$2			$13

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$9
Foreign exchange forward and option contracts	Other current assets	166	6	Other current liabilities	58	—
Total derivatives designated as hedging instruments			$6			$9
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$114	$—	Other current liabilities	$70	$3
Total derivatives not designated as hedging instruments			—			3
Total derivatives			$6			$12

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Interest rate swap	$1	$—	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange forward and option contracts	$(6)	$(9)	Cost of products	$—	$—	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Foreign exchange forward contracts	Other (expense) income, net	$(3)	$(1)
Foreign exchange forward contracts	Cost of products	$(3)	$—
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2012, NCR did not have any major concentration of credit risk related to financial instruments.

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$89	$89	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange forward and option contracts ***	2	—	2	—
Total	$102	$100	$2	$—
Liabilities:
Interest rate swap****	$8	$—	$8	$—
Foreign exchange forward and option contracts****	5	—	5	—
Total	$13	$—	$13	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$33	$33	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	6	—	6	—
Total	$49	$43	$6	$—
Liabilities:
Interest rate swap****	$9	$—	$9	$—
Foreign exchange forward and option contracts****	3	—	3	—
Total	$12	$—	$12	$—

_____________
*    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**    Included in Other assets in the Condensed Consolidated Balance Sheet.
***    Included in Other current assets in the Condensed Consolidated Balance Sheet.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

use of foreign exchange forward and option contracts. The foreign exchange forward and option contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During the first quarter of 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three months ended March 31, 2012, we recorded an other-than-temporary impairment charge of $3 million in other (expense) income, net in the Condensed Consolidated Statements of Operations. As of March 31, 2012, the remaining carrying value of the investment was $4 million recorded within other assets in the Condensed Consolidated Balance Sheets.

No impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2011.

12. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its businesses in the following four segments:

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

•
Hospitality (formerly Hospitality and Specialty Retail) - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single restaurant to global chains and the world's largest sports stadiums. Our solutions include Point of Sale (POS) hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

As of January 1, 2012, the specialty retail customer accounts that were formerly part of the Hospitality and Specialty Retail segment are now included in the Retail Solutions segment, and the hospitality customer accounts that were formerly part of the Retail Solutions segment are now included in the Hospitality segment. As a result, the former Hospitality and Specialty Retail segment has been renamed Hospitality. Prior period information has not been reclassified to conform to the current period presentation, as the change was not considered material.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2012	2011
Revenue by segment
Financial Services	$694	$592
Retail Solutions	347	380
Hospitality(2)	113	—
Emerging Industries	90	86
Consolidated revenue	1,244	1,058
Operating income by segment
Financial Services	56	47
Retail Solutions	2	8
Hospitality(2)	19	—
Emerging Industries	24	16
Subtotal - segment operating income	101	71
Pension expense	39	51
Other adjustments(1)	13	—
Income from operations	$49	$20

(1)	Other adjustments include $4 million of acquisition related integration costs and $9 million of acquisition related amortization of intangible assets for the three months ended March 31, 2012.

(2)	A substantial portion of the Hospitality segment's results relate to operations acquired from the acquisition of Radiant in the quarter ended September 30, 2011.
The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2012	2011
Product revenue	$570	$458
Professional and installation services revenue	189	136
Total solution revenue	759	594
Support services revenue	485	464
Total revenue	$1,244	$1,058

13. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the pending divestiture of our Entertainment Business, the spin-off of Teradata Data Warehousing (Teradata), and the divestiture of our healthcare solutions business.

The income (loss) from discontinued operations for the three months ended March 31 was:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31, 2012		Three months ended March 31, 2011
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	$2	$1	$(1)	$(1)
Pending divestiture of the Entertainment business	(19)	(12)	(12)	(8)
Spin-off of Teradata	—	2	—	4
Divestiture of the Healthcare business	—	—	(2)	(1)
(Loss) income from discontinued operations	$(17)	$(9)	$(15)	$(6)

Environmental Matters For the three months ended March 31, 2012, income from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter. For the three months ended March 31, 2011, loss from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter, offset by the accrual of legal fees related to the Kalamazoo matter. Refer to Note 8, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo environmental matters.

Pending Divestiture of the Entertainment Business As described in Note 3, "Acquisitions and Divestitures," in February 2012, we entered into an agreement to sell certain assets of our Entertainment Business. During the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment Business have been presented as a discontinued operation.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2012 and 2011. For the three months ended March 31, 2012 and 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Divestiture of our Healthcare Solutions Business In December 2011, we sold our healthcare solutions business. For each period presented, we have included the results of operations and cash flows of the healthcare solutions business as a discontinued operation.

14. SUBSEQUENT EVENTS

Fox River Environmental Matter In relation to the Fox River environmental matter discussed in Note 8, "Commitments and Contingencies," API's previously reported motion for summary judgment, premised on the argument that API had no direct CERCLA liability at the Fox River, was denied by the Wisconsin federal court in December 2011, but on API's motion for reconsideration of that decision, the court granted API's motion on April 10, 2012, and dismissed the Governments' claims against API in the Government enforcement action. As a result that case will proceed against the Company and the remaining defendants, and the motion for an injunction to compel remediation activity in 2012, originally filed against both the Company and API, will proceed only against the Company. This decision holding that API has no direct CERCLA liability is not expected to have an impact on the Company's net Fox River reserve, as the Company believes that it has no effect on API's contractual and judgment-based obligations to NCR with respect to the Fox River. The federal Government's motion for a preliminary injunction to compel a certain amount of remediation was the subject of an evidentiary hearing before the Wisconsin federal court on April 12, 2012. The court did not decide the matter at the hearing, and has not issued a decision.

Commission Arrangement In relation to the commission arrangement entered into by the Company's Consumables business discussed in Note 8, "Commitments and Contingencies," the appeal from the December 2010 jury verdict was decided adversely to the Company in April 2012.

ATL Litigation In relation to the ATL litigation discussed in Note 8, "Commitments and Contingencies," the appeal relating to certain ATM-related patents was decided in favor of NCR's indemnitees and customers, 7-Eleven and Cardtronics, in April 2012; a favorable ruling was also issued in the related ATL appeal against the USPTO.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2012, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 18% from the prior year period;

•	Strong cash flow growth; operating cash flow of $89 million and free cash flow of $48 million; and

•	We continue to realize the benefits of our cost reduction initiatives.
In the first quarter of 2012, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. These strategic initiatives and actions are as follows:

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

Embedded in the core initiatives, we have an underlying set of strategic imperatives that align with our financial objectives for 2012 and beyond. These imperatives are to deliver disruptive innovation; to emphasize the migration of our revenue to higher margin software and services revenue; and to more fully enable our sales force with a consultative selling model that better leverages the innovation we are bringing to the market.
We expect to continue with these initiatives for the remainder of 2012 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Revenue	$1,244	$1,058
Gross margin	$298	$219
Gross margin as a percentage of revenue	24.0%	20.7%
Operating expenses
Selling, general and administrative expenses	$199	$159
Research and development expenses	50	40
Income from operations	$49	$20

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Product revenue	$570	$458
Cost of products	446	359
Product gross margin	$124	$99
Product gross margin as a percentage of revenue	21.8%	21.6%
Services revenue	$674	$600
Cost of services	500	480
Services gross margin	$174	$120
Services gross margin as a percentage of revenue	25.8%	20.0%

The following table shows our revenues by theater for the three months ended March 31 :

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$637	51%	$465	44%	37%	37%
Europe	298	24%	309	29%	(4)%	(1)%
Asia Middle East Africa (AMEA)	309	25%	284	27%	9%	8%
Consolidated revenue	$1,244	100%	$1,058	100%	18%	19%

Revenue

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, revenue increased 18% due to higher volumes for both product sales and services revenue in the Americas and AMEA theaters. The acquisition of Radiant during the third quarter of 2011 also led to an incremental increase in product sales and services revenue in the Americas theater. Foreign currency fluctuations unfavorably impacted the quarter-over-quarter comparison by 1%. Our product revenue increased 24% and our services revenue increased 12% quarter-over-quarter.

Revenue in the Americas theater increased primarily due to growth in products and services in the financial services and hospitality lines of business, partially offset by declines in the retail solutions line of business. Revenue in the Europe theater decreased slightly due to declines in the retail solutions line of business. Revenue in the AMEA theater increased due to growth in product sales and services revenues in the financial services and retail solutions lines of business.

Gross Margin

Gross margin as a percentage of revenue in the first quarter of 2012 was 24.0% compared to 20.7% in the first quarter of 2011. Product gross margin in the first quarter of 2012 was 21.8% compared to 21.6% in the first quarter of 2011. Product gross margin was negatively impacted by $5 million of acquisition related amortization of intangibles, or 0.9% as a percentage of product revenue in the first quarter of 2012. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix coupled with an increase in software revenue. Services gross margin in the first quarter of 2012 was 25.8% compared to 20.0% in the first quarter of 2011. Services gross margin was positively impacted by $6 million in lower pension expense, or 0.9% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2012 and 2011 were impacted by certain employee benefit plans as shown below:

	Three months ended March 31
In millions	2012	2011
Pension expense	$39	$51
Postemployment expense	8	12
Postretirement benefit	(3)	(3)
Total expense	$44	$60

During the three months ended March 31, 2012, NCR incurred $39 million of pension expense compared to $51 million in the first quarter of 2011. The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants, where the amortization as of January 1, 2012 is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. pension and UK London marketing plans beginning in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $199 million in the first quarter of 2012 as compared to $159 million in the first quarter of 2011. As a percentage of revenue, these expenses were 16.0% in the first quarter of 2012 compared to 15.0% in the first quarter of 2011. Pension costs included in selling, general, and administrative expenses were $11 million in the first quarter of 2012 as compared to $16 million in the first quarter of 2011. Selling, general, and administrative expenses in the first quarter of 2012 also included $4 million of acquisition related integration costs and $4 million of acquisition related amortization of intangibles. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $50 million in the first quarter of 2012 as compared to $40 million in the first quarter of 2011. As a percentage of revenue, these costs were 4.0% in the first quarter of 2012 as compared to 3.8% in the first quarter of 2011. Pension costs included in research and development expenses were $5 million in the first quarter of 2012 as compared to $6 million in the first quarter of 2011. After considering these items, research and development expenses as a percentage of revenue slightly increased from 3.2% in in the first quarter of 2011 to 3.6% in in the first quarter of 2012 primarily due to increased spending following the acquisition of Radiant in the third quarter of 2011.

Interest and Other Expense Items

Interest expense was $9 million in the first quarter of 2012 compared to no interest expense in the first quarter of 2011. The interest expense recognized in the first quarter of 2012 is related to borrowings under the Company's Secured Credit Facility. Other expense, net was $2 million in the first quarter of 2012 compared to other income, net of $6 million in the first quarter of 2011. Other expense, net in the first quarter of 2012 includes an impairment charge of an investment and other income, net in the first quarter of 2011 included income from the sale of certain patents and a benefit from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented a benefit of $1 million for the three months ended March 31, 2012 compared to a expense of $6 million for the three months ended March 31, 2011. The change in income tax was primarily driven by favorable changes in uncertain tax positions offset by tax on increased income from continuing operations. The change in uncertain tax positions includes a favorable settlement with the Canada Revenue Agency (CRA) for the 2003 tax year which resulted in a $14 million tax benefit.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2012, the Company expects to settle certain tax matters with Japan related to 2001 -2006. This resolution could have a material impact on the effective tax rate in 2012.

Income from Discontinued Operations

During the first quarter of 2012, loss from discontinued operations was $9 million, net of tax, which included $12 million operating loss from the entertainment business offset by $2 million benefit from favorable changes in uncertain tax benefits related to Teradata and $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

Loss from discontinued operations was $6 million, net of tax, in the first quarter of 2011, which included $8 million operating loss from the entertainment business, $1 million operating loss from the healthcare business, $1 million net loss from environmental matters offset by $4 million benefit from favorable changes in uncertain tax benefits related to Teradata.

Revenue and Operating Income by Segment

The Company manages and reports its businesses in the following four segments:

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

•
Hospitality (formerly Hospitality and Specialty Retail) - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single restaurant to global chains and the world's largest sports stadiums. Our solutions include Point of Sale (POS) hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, including self-service kiosks, as well as related installation, maintenance, and managed and professional services.

As of January 1, 2012, the specialty retail customer accounts that were formerly part of the Hospitality and Specialty Retail segment are now included in the Retail Solutions segment, and the hospitality customer accounts that were formerly part of the Retail Solutions segment are now included in the Hospitality segment. As a result, the former Hospitality and Specialty Retail segment has been renamed Hospitality. Prior period information has not been reclassified to conform to the current period presentation, as the change was not considered material.

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

The effect of pension expense on segment operating income, which was $39 million in the first quarter of 2012 and $51 million in the first quarter of 2011, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Revenue	$694	$592
Operating income	$56	$47
Operating income as a percentage of revenue	8.1%	7.9%

Financial Services revenue increased 17% during the first quarter of 2012 as compared to the first quarter of 2011. Revenue growth was primarily generated from higher product volumes and services revenue mainly in the Americas and AMEA theaters. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $56 million in the first quarter of 2012 as compared to $47 million in the first quarter of 2011. The improvement in the Financial Services operating income was driven by higher product volumes, including an improved mix of software and services revenue coupled with lower service delivery costs.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Revenue	$347	$380
Operating income	$2	$8
Operating income as a percentage of revenue	0.6%	2.1%

Retail Solutions revenue decreased 9% during the first quarter of 2012 as compared to the first quarter of 2011. The decrease in revenue was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters, as well as the impact from the movement of specialty retail and hospitality accounts between the Retail Solutions segment and the Hospitality segment, as described above. These declines were partially offset by increases in product sales and services revenue in the AMEA theater. Foreign currency fluctuations did not impact the quarter-over-quarter revenue comparison.

Operating income was $2 million in the first quarter of 2012 as compared to $8 million in the first quarter of 2011. The decrease in the Retail Solutions operating income was primarily due to the decline in revenues and the movement of accounts, as described above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Revenue	$113	—
Operating income	$19	—
Operating income as a percentage of revenue	16.8%	—

Hospitality revenue and operating income was $113 million and $19 million, respectively. The segment’s revenue and operating income is primarily attributed to product volume and services revenue in the Americas theater. The operations acquired from Radiant Systems, Inc. in the third quarter of 2011 comprise a substantial portion of this segment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2012	2011
Revenue	$90	$86
Operating income	$24	$16
Operating income as a percentage of revenue	26.7%	18.6%

Emerging Industries revenue increased 5% during the first quarter of 2012 as compared to the first quarter of 2011. The increase in revenue was driven primarily by higher services revenue in the Americas and Europe theaters. Foreign currency fluctuations favorably impacted the quarter-over-quarter revenue comparison by 1%.

Operating income was $24 million in the first quarter of 2012 as compared to $16 million in the first quarter of 2011. The increase in the Emerging Industries operating income was primarily due to improved services mix and lower service delivery costs.

Financial Condition, Liquidity, and Capital Resources
In the three months ended March 31, 2012, cash provided by operating activities increased $40 million from $49 million in the three months ended March 31, 2011 to $89 million in the three months ended March 31, 2012. Cash flow from operations increased due to improvements in operating results.
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

In millions	2012	2011
Net cash provided by operating activities	$89	$49
Less: Expenditures for property, plant and equipment	(13)	(11)
Less: Additions to capitalized software	(18)	(14)
Net cash used in discontinued operations	(10)	(20)
Free cash flow (non-GAAP)	$48	$4

The increase in net capital expenditures and capitalized software was due to additional investment following the acquisition of Radiant in the prior year. The cash used in discontinued operations was attributable to the operating loss from the entertainment business offset by the impact of insurance recoveries received in connection with a settlement previously agreed related to the Fox River environmental matter.
Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment.
Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities. During the three months ended March 31, 2012 and 2011, proceeds from employee stock plans were $7 million and $6 million, respectively. During the three months ended March 31, 2011, we repurchased 1.8 million shares of NCR common stock for $35 million. During the three months ended March 31, 2012, we paid $9 million of tax withholding payments on behalf of employees for stock based awards that vested during the quarter.
Additionally, during the three months ended March 31, 2012, the outstanding principal balance of our term loan facility was $700 million and the outstanding principal balance of the revolver facility was $115 million, which decreased from $140 million as of December 31, 2011 due to net repayments of approximately $25 million.
Cash and cash equivalents held by the Company's foreign subsidiaries was $392 million and $365 million at March 31, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of March 31, 2012, our cash and cash equivalents totaled $414 million and our long-term debt was $809 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2011 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. In addition, as described in Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we expect to make pension, postemployment, and postretirement plan contributions of approximately $282 million in 2012. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio entirely composed of fixed income assets by the end of 2012. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments
There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2011.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2011 Form 10-K and determined that there were no changes to our critical accounting policies in the three months ended March 31, 2012.  Also, there were no significant changes in our estimates associated with those policies. See Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to NCR's anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; comments about NCR's future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control.

Forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, these other factors, risks and uncertainties include those relating to: domestic and global economic and credit conditions, which could impact the ability of our customers to make capital expenditures, purchase our products and pay accounts receivable, and drive further consolidation in the financial services sector and reduce our customer base; the financial covenants in our Secured Credit Facility and their impact on our financial and business operations; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the adequacy of our future cash flows to service our indebtedness; the variable interest rates borne by our indebtedness and the effects of changes in those rates; shifts in market demands, continued competitive factors and pricing pressures and their impact on our ability to improve gross margins and profitability, especially in our more mature offerings; manufacturing disruptions affecting product quality or delivery times; the effect of currency translation; our ability to achieve targeted cost reductions; short product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; tax rates; ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees, especially in light of continued cost-control measures being taken by the company; availability and successful exploitation of new acquisition and alliance opportunities; our ability to sell higher-margin software and services in addition to our hardware; the timely development, production or acquisition and market acceptance of new and existing products and services (such as self-service technologies), including our ability to accelerate market acceptance of new products and services; changes in Generally Accepted Accounting Principles (GAAP) and the resulting impact, if any, on the company's accounting policies; continued efforts to establish and maintain best-in-class internal information technology and control systems; market volatility and the funded status of our pension plans; the success of our pension strategy; compliance with requirements relating to data privacy and protection; expected benefits related to acquisitions and alliances, including the acquisition of Radiant Systems, Inc., not materializing as expected; and other factors detailed from time to time in NCR's U.S. Securities and Exchange Commission reports and NCR's annual reports to stockholders. NCR does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 50 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. These foreign exchange contracts are designated as highly effective cash flow hedges. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units. All of these transactions are forecasted. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $12 million as of March 31, 2012 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the first quarter of 2012 compared to the first quarter of 2011 based on comparable weighted averages for our functional currencies. This had a negative impact of 1% on the first quarter 2012 revenue versus first quarter 2011 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our Secured Credit Facility. The interest rate swap effectively converts the designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 67% of our borrowings under the credit facility were effectively on a fixed rate basis as of March 31, 2012. As of March 31, 2012, the net fair value of the interest rate swap was a liability of $8 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $20 million as of March 31, 2012. The annual increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $8 million as of March 31, 2012.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2012, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2012, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2011 Annual Report of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2012, approximately $179 million and $16 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.
During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended March 31, 2012, 394,646 shares were purchased at an average price of $21.42 per share.

Item 6.	EXHIBITS

2.1
Agreement and Plan of Merger by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc., dated as of July 11, 2011 (incorporated by reference to Exhibit 2.1 from the NCR Corporation Current Report on Form 8-K filed July 12, 2011).

2.2
Asset Purchase Agreement, dated as of February 3, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (portions of which were omitted pursuant to NCR's request for confidential treatment filed with the Securities and Exchange Commission).

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

10.1	Second Amendment to the NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012.

10.2
Form of 2012 Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008 (the “2011 Stock Plan”)).

10.3	Form of 2012 Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Plan.

10.4	Form of 2012 Performance-Based Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Stock Plan.

10.5	Form of 2012 Performance-Based Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 27, 2012.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 27, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 27, 2012.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 27, 2012	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer