Form 10-Q
period 2012-06-30
NCR CORP
filed 2012-07-31
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Commission File Number 001-00395
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 16, 2012, there were approximately 159.1 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Product revenue	$706	$612	$1,276	$1,070
Service revenue	703	660	1,377	1,260
Total revenue	1,409	1,272	2,653	2,330
Cost of products	533	479	979	838
Cost of services	519	514	1,019	994
Selling, general and administrative expenses	203	176	402	335
Research and development expenses	53	41	103	81
Total operating expenses	1,308	1,210	2,503	2,248
Income from operations	101	62	150	82
Interest expense	(8)	(1)	(17)	(1)
Other (expense) income, net	(5)	(1)	(7)	5
Income from continuing operations before income taxes	88	60	126	86
Income tax expense	21	13	20	19
Income from continuing operations	67	47	106	67
Income (loss) from discontinued operations, net of tax	13	(12)	4	(18)
Net income	80	35	110	49
Net income attributable to noncontrolling interests	—	2	1	3
Net income attributable to NCR	$80	$33	$109	$46
Amounts attributable to NCR common stockholders:
Income from continuing operations	$67	$45	$105	$64
Income (loss) from discontinued operations, net of tax	13	(12)	4	(18)
Net income	$80	$33	$109	$46
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.42	$0.29	$0.66	$0.40
Diluted	$0.41	$0.28	$0.64	$0.40
Net income per common share
Basic	$0.50	$0.21	$0.69	$0.29
Diluted	$0.49	$0.21	$0.67	$0.29
Weighted average common shares outstanding
Basic	159.0	157.8	158.6	158.5
Diluted	163.9	160.7	163.1	161.2
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net income	$80	$35	$110	$49
Other comprehensive income (loss):
Currency translation adjustments	(12)	(2)	(13)	9
Unrealized gain (loss) on derivatives	1	(3)	(4)	(12)
Reclassification of realized (gains) losses arising during the period	(2)	2	(2)	2
Less income tax expense	2	—	2	2
Unrealized gain (loss) on securities	(1)	—	—	(1)
Employee benefit plans
Amortization of prior service benefit	(5)	(3)	(10)	(6)
Actuarial loss included in benefits expense	32	51	63	101
Less income tax benefit	(6)	(12)	(12)	(22)
Total comprehensive income	89	68	134	122
Less comprehensive income attributable to noncontrolling interests:
Net income	—	2	1	3
Currency translation adjustments	—	—	(2)	1
Amounts attributable to noncontrolling interests	—	2	(1)	4
Comprehensive income attributable to NCR common stockholders	$89	$66	$135	$118

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$377	$398
Accounts receivable, net	1,078	1,032
Inventories, net	798	768
Assets held for sale	—	72
Other current assets	359	311
Total current assets	2,612	2,581
Property, plant and equipment, net	297	301
Goodwill	937	913
Intangibles	297	310
Prepaid pension cost	358	339
Deferred income taxes	710	714
Other assets	412	433
Total assets	$5,623	$5,591
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$39	$1
Accounts payable	559	525
Payroll and benefits liabilities	183	221
Deferred service revenue and customer deposits	470	418
Other current liabilities	394	400
Total current liabilities	1,645	1,565
Long-term debt	701	852
Pension and indemnity plan liabilities	1,625	1,662
Postretirement and postemployment benefits liabilities	257	256
Income tax accruals	143	148
Environmental liabilities	197	220
Other liabilities	59	53
Total liabilities	4,627	4,756
Commitments and Contingencies (Note 8)
Redeemable noncontrolling interest	14	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 159.1 and 157.6 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	316	287
Retained earnings	2,097	1,988
Accumulated other comprehensive loss	(1,468)	(1,492)
Total NCR stockholders’ equity	947	785
Noncontrolling interests in subsidiaries	35	35
Total stockholders’ equity	982	820
Total liabilities and stockholders’ equity	$5,623	$5,591
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2012	2011
Operating activities
Net income	$110	$49
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(4)	18
Depreciation and amortization	81	58
Stock-based compensation expense	22	15
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	8	(4)
Gain on sale of property, plant and equipment	(7)	(3)
Impairment of long-lived and other assets	7	—
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(47)	(56)
Inventories	(40)	(70)
Current payables and accrued expenses	(4)	49
Deferred service revenue and customer deposits	50	34
Employee severance and pension	4	54
Other assets and liabilities	(60)	(23)
Net cash provided by operating activities	120	120
Investing activities
Expenditures for property, plant and equipment	(31)	(32)
Proceeds from sales of property, plant and equipment	8	2
Additions to capitalized software	(37)	(29)
Business acquisitions, net	(25)	—
Other investing activities, net	8	—
Net cash used in investing activities	(77)	(59)
Financing activities
Repurchases of Company common stock	—	(70)
Tax withholding payments on behalf of employees	(9)	—
Excess tax benefit from stock-based compensation	—	1
Proceeds from short-term borrowings	2	—
Payments on revolving credit facility	(305)	—
Borrowings on revolving credit facility	190	—
Proceeds from employee stock plans	13	13
Net cash used in financing activities	(109)	(56)
Cash flows from discontinued operations
Net cash used in operating activities	(44)	(20)
Net cash provided by (used in) investing activities	98	(35)
Net cash provided by (used in) discontinued operations	54	(55)
Effect of exchange rate changes on cash and cash equivalents	(9)	11
Decrease in cash and cash equivalents	(21)	(39)
Cash and cash equivalents at beginning of period	398	496
Cash and cash equivalents at end of period	$377	$457
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

The Company has reported its Entertainment business as a discontinued operation as described further in Note 3, "Acquisitions and Divestitures."  Accordingly, the results for all periods presented have been reclassified to reflect the business as a discontinued operation and, through the June 22, 2012 closing of the transaction, the assets of the business as held for sale.

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

Reclassifications and Revisions Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. During the first quarter of 2012, the Company revised its previously issued December 31, 2011 Condensed Consolidated Balance Sheet to adjust redeemable noncontrolling interest and additional paid in capital by $14 million. The Company concluded that the adjustment was not material to the previously issued financial statements taken as a whole. Including this adjustment, none of the reclassifications affected previously reported net income or net income per common share.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $28 million and $55 million during the three and six months ended June 30, 2012, respectively, and as of June 30, 2012, we had $9 million in receivables outstanding from Bradesco.

Recent Accounting Pronouncements In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (a) the application of the highest and best use valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity, and (c) quantitative information required for fair value measurements categorized within Level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively, and was effective for the Company beginning January 1, 2012. Other than the change in disclosure, the Company has determined that the adoption of these changes did not have an impact on the Condensed Consolidated Financial Statements.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the six months ended June 30, 2012 and 2011:

In millions	Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2010	$—	$916	$883	$33
Net income	—	49	46	3
Other comprehensive income, net of tax:
Currency translation adjustments	—	9	8	1
Unrealized loss on securities	—	(1)	(1)	—
Unrealized loss on derivatives	—	(8)	(8)	—
Benefit plans, net	—	73	73	—
Comprehensive income	—	122	118	4
Employee stock purchase and stock compensation plans	—	28	28	—
Repurchase of Company common stock	—	(70)	(70)	—
June 30, 2011	$—	$996	$959	$37

December 31, 2011	$15	$820	$785	$35
Net income	—	110	109	1
Other comprehensive income, net of tax:
Currency translation adjustments	(1)	(13)	(13)	—
Unrealized loss on derivatives	—	(4)	(4)	—
Benefit plans, net	—	41	41	—
Comprehensive income	(1)	134	133	1
Dividend declared to minority shareholder	—	(1)	—	(1)
Employee stock purchase and stock compensation plans	—	29	29	—
June 30, 2012	$14	$982	$947	$35

The components of accumulated other comprehensive loss (AOCI), net of tax, are summarized as follows:

In millions	June 30, 2012	December 31, 2011
Unrealized gain on securities	$1	$1
Unrealized loss on derivatives	(4)	—
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,370)	(1,411)
Currency translation adjustments	(95)	(82)
Accumulated other comprehensive loss	$(1,468)	$(1,492)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	June 30, 2012	December 31, 2011
Inventories, net
Work in process and raw materials	$170	$167
Finished goods	204	171
Service parts	424	430
Total inventories, net	$798	$768

3. ACQUISITIONS AND DIVESTITURES

2012 Acquisitions

Acquisition of POS and RDS On February 7, 2012, the Company acquired all of the outstanding capital stock of POS Integrated Solutions Do Brasil Comercio E Servicos De Informatica S.A. ("POS") and RDS South America Comercio E Servicos De Informatica S.A. ("RDS") in exchange for approximately $1 million in cash, plus related acquisition costs.  POS and RDS were resellers of certain of the Company's hardware and software, and their results have been reported within our Hospitality segment since the date of the acquisitions.

Acquisition of Wyse Sistemas de Informatica Ltda. On May 31, 2012, the Company acquired all of the outstanding units of membership interest of Wyse Sistemas de Informatica Ltda. ("Wyse") in exchange for approximately $13 million in cash, plus related acquisition costs.  Wyse was a developer and provider of point of sale software specifically designed for the hospitality market in Brazil, and their results have been reported within our Hospitality segment since the date of the acquisition.

Acquisition of Retail Automation Products On June 14, 2012, the Company acquired certain assets of Retail Automation Products in exchange for approximately $10 million in cash, plus related acquisition costs.  Retail Automation Products was a reseller of certain of the Company's hardware and software, and their results have been reported within our Hospitality segment since the date of the acquisition.

Goodwill recognized in the Company's 2012 acquisitions was $24 million, of which $9 million is expected to be deductible for tax purposes. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact, individually or in the aggregate, on the Company's Condensed Consolidated Statements of Operations.

2011 Acquisition

Radiant Systems, Inc. The following unaudited pro forma information presents the consolidated results of NCR and Radiant Systems, Inc. for the three and six months ended June 30, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any remaining integration costs that the companies may incur related to the acquisition as part of combining the operations of the companies. The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

in millions	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenue	$1,372	$2,517
Net income attributable to NCR	34	44

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Divestitures

On February 3, 2012, NCR entered into an Asset Purchase Agreement (the “Agreement”) with Redbox Automated Retail, LLC (“Purchaser”) pursuant to which NCR would sell certain assets of its Entertainment business (the "Entertainment Business"), including, but not limited to, substantially all of NCR's DVD kiosks, certain retailer contracts, select DVD inventory and certain intellectual property to Purchaser (the “Transaction”). Pursuant to the terms of the Agreement, as amended on June 22, 2012, and upon the terms and conditions thereof, on June 22, 2012, NCR completed the disposition of the assets of its Entertainment Business to Purchaser for cash consideration of $100 million. As of the date of the sale, total assets sold of $67 million included $51 million of property, plant and equipment, $15 million of inventory, and $1 million of intangible assets.

NCR agreed to provide Purchaser with certain short-term support services following the closing under a transition services agreement. The Agreement also contemplates that, for a period of five years following the closing, Purchaser and its affiliates may procure certain hardware, software and services from NCR under a manufacturing and services agreement. If, at the end of such five-year period, Purchaser and its affiliates have not procured hardware, software and services that have yielded $25 million in margin to NCR, Purchaser will pay the difference to NCR.

We determined that the cash inflows under the transition services agreement and the manufacturing and services agreement will not constitute significant continuing involvement with the operations of the Entertainment Business after the sale. In addition, the ongoing cash inflows related to the Entertainment Business under the manufacturing and services agreement are substantially unrelated to the business sold. Therefore, we have reclassified the operating results of the Entertainment Business, for all historical periods, to income (loss) from discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations. We also applied held-for-sale accounting treatment to the assets of the Entertainment Business included in the sale, and, accordingly, included those assets in assets held for sale on our Condensed Consolidated Balance Sheets. During the year ended December 31, 2011, we determined that disposal of the Entertainment business was probable, and we assessed the assets of the business for impairment, which resulted in charges which reduced the carrying values of goodwill, long-lived assets and certain inventories. As of December 31, 2011, total assets held for sale of $72 million included $64 million of property, plant and equipment, $6 million of inventory, and $2 million of intangible assets.

The following table includes the results of the Entertainment Business, which we historically included in our Entertainment segment:

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Revenue	$27	$38	$62	$74
Operating expenses	48	51	102	99
Loss from operations	(21)	(13)	(40)	(25)
Gain from divestiture of the business	33	—	33	—
Income (loss) before income taxes	12	(13)	(7)	(25)
Income tax expense (benefit)	4	(4)	(3)	(8)
Income (loss) from discontinued operations, net of tax	$8	$(9)	$(4)	$(17)

4. DEBT OBLIGATIONS
As of June 30, 2012, the Company’s total debt was $740 million, with $39 million included in short-term borrowings and $701 million included in long-term debt. The Company’s total debt consists primarily of $725 million outstanding under the Company's secured credit facility, $5 million in notes payable originating in the United States and $5 million related to capital lease obligations, each as described below.

Secured Credit Facility In August 2011, the Company entered into a five-year secured credit facility (the Secured Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million, of which $700 million was outstanding as of June 30, 2012, with $35 million included in short-term borrowings and $665 million included in long-term debt, and a revolving credit facility in an aggregate principal amount of $700 million, of which $25 million was outstanding as of June 30, 2012. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2012, outstanding letters of credit totaled approximately $19 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $500 million, the proceeds of which can be used for working capital requirements and other general corporate purposes.
In connection with the Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs, which are being amortized to interest expense over the life of the debt.
Notes Payable The $5 million in notes payable mature in 2020 and bear interest at a rate of 9.49% per annum.
Industrial Revenue Bond During 2009, NCR entered into a transaction with the Development Authority of Columbus, Georgia (the Development Authority). The transaction resulted in the issuance of approximately $5 million in taxable revenue bonds by the Development Authority. The Development Authority used the proceeds to purchase a manufacturing facility consisting of a building and fixtures. NCR and the Development Authority entered into a lease agreement, the terms of which provide NCR with a ten year lease of the facility for manufacturing purposes. Under the terms of the lease agreement, the rental payments made by NCR will be utilized by the Development Authority to repay the principal and interest (at a rate of 5%) of the bonds and NCR will have the option of acquiring the facility for a nominal amount at the end of the lease term. Based on the terms of the lease agreement, the transaction was accounted for as a capital lease, which resulted in the capitalization of the purchase price of the facility as an asset and recording of the capital lease obligation as long-term debt. The unamortized amount of the capital lease obligation included in long-term debt as of June 30, 2012 is $3 million.
Fair Value of Debt The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of June 30, 2012 and December 31, 2011, the fair value of debt was $741 million and $855 million, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax represented expense of $21 million for the three months ended June 30, 2012 compared to expense of $13 million for the three months ended June 30, 2011. The increase in income tax expense is primarily driven by tax on increased income from continuing operations offset by favorable changes in uncertain tax positions. The change in uncertain tax positions includes a favorable settlement with Japan for the 2001 through 2006 tax years which resulted in a $13 million tax benefit. Income tax represented expense of $20 million for the six months ended June 30, 2012 compared to expense of $19 million for the six months ended June 30, 2011. The change in income tax is primarily driven by tax on increased income from continuing operations and an unfavorable mix of earnings, offset by a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year and by other favorable changes in uncertain tax positions.

6. STOCK COMPENSATION PLANS
As of June 30, 2012, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Restricted stock	$10	$6	$20	$12
Stock options	1	2	2	3
Total stock-based compensation (pre-tax)	11	8	22	15
Tax benefit	(4)	(3)	(7)	(5)
Total stock-based compensation (net of tax)	$7	$5	$15	$10
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, due to an increase in the quantity and value of awards granted.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $8.17 and $7.38 for the six months ended June 30, 2012 and 2011.

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Risk-free interest rate	0.80%	1.95%	0.80%	2.04%
Expected volatility	40.1%	40.0%	40.1%	40.4%
Expected holding period (years)	5.0	5.1	5.0	5.1
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
As of June 30, 2012, the total unrecognized compensation cost of $64 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.6 years. As of June 30, 2012, the total unrecognized compensation cost of $4 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.4 years.

7. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended June 30 were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	39	46	20	23	59	69
Expected return on plan assets	(28)	(39)	(24)	(28)	(52)	(67)
Settlement charge	—	—	—	1	—	1
Amortization of:
Prior service cost	—	—	1	1	1	1
Actuarial loss	13	29	15	16	28	45
Net benefit cost	$24	$36	$15	$17	$39	$53

Components of net periodic benefit cost for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Net service cost	$—	$—	$7	$8	$7	$8
Interest cost	78	91	39	45	117	136
Expected return on plan assets	(56)	(78)	(48)	(55)	(104)	(133)
Settlement charge	—	—	—	1	—	1
Amortization of:
Prior service cost	—	—	2	2	2	2
Actuarial loss	26	58	30	32	56	90
Net benefit cost	$48	$71	$30	$33	$78	$104

The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants, as of January 1, 2012, where the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our ongoing accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension and our largest U.K. plan beginning in the first quarter of 2012.
The income from the postretirement plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Interest cost	$1	$1	$1	$1
Amortization of:
Prior service benefit	(5)	(5)	(9)	(9)
Actuarial loss	1	1	2	2
Net postretirement income	$(3)	$(3)	$(6)	$(6)

The cost of the postemployment plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net service cost	$5	$7	$11	$13
Interest cost	3	2	5	5
Amortization of:
Prior service cost	(1)	(7)	(3)	(7)
Actuarial loss	3	4	6	7
Net benefit cost	$10	$6	$19	$18
Restructuring severance cost	—	—	(1)	—
Total postemployment cost	$10	$6	$18	$18

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

During the second quarter of 2011, NCR announced a change in the long term disability benefits provided to former employees, effective July 1, 2011. This action reduced the actuarial liability associated with the benefits by approximately $6 million in the second quarter of 2011.

Employer Contributions

Pension For the three months ended June 30, 2012, NCR contributed approximately $23 million to its international pension plans, $27 million to its U.S. qualified pension plan and $2 million to its executive pension plan. For the six months ended June 30, 2012, NCR contributed approximately $39 million to is international plans, $27 million to its U.S. qualified pension plan and $4 million to its executive pension plan. In 2012, NCR anticipates contributing an additional $81 million to its international pension plans for a total of $120 million and an additional $6 million to its executive pension plan for a total of $10 million. See Note 14, "Subsequent Events," for a discussion of expected contributions to the U.S. qualified pension plan.

Postretirement For the three and six months ended June 30, 2012, NCR contributed $1 million and $3 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $4 million to its U.S. postretirement plan for a total of $7 million in 2012.

Postemployment For the three and six months ended June 30, 2012, NCR contributed approximately $5 million and $13 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $47 million to its postemployment plans for a total of $60 million in 2012.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2012 cannot currently be reasonably determined, or are not currently considered probable.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In December 2010, a jury in a New York federal court awarded approximately $8 million, which NCR recognized as selling, general and administrative expense during 2010, to a plaintiff in a suit over a commission arrangement purportedly entered into by the Company's consumables business in 2003. The Company filed an appeal, which was decided adversely to the Company in April 2012.

In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL sought appellate review of that ruling; that appeal was decided in favor of 7-Eleven and Cardtronics. (There are further proceedings to occur in the trial court on the indemnified companies' counterclaims against ATL, such that the case is not fully resolved, although ATL's claims of infringement have now been fully adjudicated). ATL contended that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit is currently subject to a stay pending resolution of the case in which summary judgment was granted. ATL also filed a third suit against two financial institutions and a reseller in 2009; NCR was a third-party defendant in the case, by virtue of an indemnification complaint filed in 2011. In that third suit, ATL alleged infringement of some of the same patents at issue in the other suits; that action was voluntarily dismissed without prejudice in early 2012. See Note 14, "Subsequent Events," for additional information related to this matter.

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

NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because carbonless paper manufactured at the facilities NCR previously owned was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API), which was also identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.

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

During the past several years, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) (together, the Governments) assessed and developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay, contained in various Records of Decisions (RODs) issued in January 2003, July 2003 and June 2007 (the last is referred to as the Amended ROD). In general, the clean-up plan or remedy calls for a combination of dredging and capping to remediate the sediments in the river, and for monitored natural attenuation in the Bay of Green Bay. Since 2004, the Company has been involved in certain aspects of the clean-up project, including performance, with GP, of engineering design work for the clean-up under an Administrative Order on Consent (AOC) entered into with the Governments. In addition, the Company, with U.S. Paper Mills, performed specific remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2006.

On November 13, 2007, the Governments issued a unilateral administrative order (the "2007 Order") under Section 106 of CERCLA to all eight of the original PRPs identified above. The 2007 Order required these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR (and, until April 2012, API) has worked with the Governments to implement certain provisions of the 2007 Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.

In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009. The LLC entered into a remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company has funded the LLC’s operations on a regular basis tied to the remediation schedule, consistent with the Company’s Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company’s note, originally $20 million, is now approximately $15 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

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

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved. A trial in that case took place in February 2012 to address the primary remaining issues in the case, including whether the Company has so-called "arranger" liability in the portion of the Fox River that is upriver of the area where the Company's former facilities were located, the amount of certain insurance setoffs to be applied to the counterclaims, and the amount of recoverable counterclaim damages. Posttrial briefing took place during the second quarter of 2012, and a decision was issued on July 3, 2012. See Note 14, "Subsequent Events," for additional information related to this matter.

On October 14, 2010, the Governments filed a lawsuit (the "Government enforcement action") in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government enforcement action seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight 2007 Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in the Government enforcement action that were not previously contemplated in the Company’s Fox River reserve, as discussed herein. In May 2012 the federal court set a trial date of December 3, 2012 for the first phase of the Government enforcement action, in which the parties will litigate the Governments' request for a declaration that all recipients of the 2007 Order must comply with its terms (other than the terms relating to reimbursement of Government response costs, which will be deferred to a subsequent phase).

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In March 2012, API, by virtue of its majority voting interest in the LLC, caused the LLC to decline to execute the 2012 remedial action work plan that the Company had submitted to the Governments. The Company had prepared the work plan with the remediation contractor after API, through the LLC, had caused that task to be removed from the contractor's agreed scope of work. Later in March 2012, the federal government filed a motion requesting that the Wisconsin federal court issue a preliminary injunction to compel, in 2012, both API and the Company to perform a greater amount of remediation work than was called for by that plan. Following both the April 10, 2012 decision discussed below and an evidentiary hearing on the federal government's motion, the court issued an injunction against the Company on April 27, 2012, requiring remediation to be conducted in 2012, and to be conducted at the level of work requested by the Governments. The Company appealed that decision to the United States Court of Appeals for the Seventh Circuit and argued the appeal on June 4, 2012; a decision is pending.

On April 10, 2012, the court granted API's motion for reconsideration in connection with its motion for summary judgment in the Government enforcement action, and ruled that API did not have direct liability to the Governments under CERCLA, without disturbing API's continuing obligation to pay under the above-referenced agreement, arbitration award and judgment. Accordingly, the court dismissed the Governments' claims against API. API has sought to withdraw from the LLC as a result of this decision. API and the Company disagree whether the court's decision allows API to withdraw from the LLC. Notwithstanding that disagreement, the Company is complying with the injunction referenced above, and is funding the full cost of current remediation activity through the LLC, while seeking payment from API under the referenced agreement and award; requests for such payment were made to API by the Company in the quarter ended June 30, 2012, and at the end of the quarter those requests remained outstanding. The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR with respect to the Fox River.

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

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability—which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades—will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for each of the segments of the river; (2) the total natural resource damages for the site; (3) the share NCR (and, whether directly or indirectly, API) will bear of future clean-up costs and natural resource damages; (4) the share of NCR's payments for such clean-up costs and natural resource damages that API or another co-obligor, B.A.T Industries (discussed below), will bear; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the Government enforcement actions. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.

For the first factor described above, NCR utilizes a best estimate of $852 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $852 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the Company's share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $898 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government indicated, in a 2009 filing in a PRP’s bankruptcy proceeding, that claims for NRD could be as high as $382 million. The Government enforcement

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

action filed in October 2010 does not set forth a particular amount for the NRD claim.

Third, for the NCR share of NRD, which is discussed above, NCR uses a best estimate. In a ruling dated September 30, 2011, the Wisconsin federal court ruled that the defendants in the allocation litigation could seek recovery against NCR and API for overpayments of NRD. Whether the federal government is entitled to NRD recovery on behalf of NRD trustees is an issue that is not expected to be determined before 2013 or 2014.

The NCR share of future clean-up costs is expected to be determined in the allocation litigation (including appeals) or possibly in or as a result of the Government enforcement action filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court’s December 16, 2009, February 28, 2011, and April 10, 2012 rulings described above, NCR’s reserve at June 30, 2012 assumed that NCR (subject to the obligations of its co-obligors and indemnitors discussed below) will be responsible for the full extent of the cleanup activities undertaken, which the Company considers a best estimate, and for a substantial portion of the damages associated with the counterclaims filed, as to which the Company employs assumptions based on the court's February 28, 2011 ruling. If, as a result of the February 2012 trial in the allocation litigation (the result was still pending as of June 30, 2012), the Company is ruled liable for the claims relating to OU 1, under which claims the Company is alleged to be liable as an arranger for the disposal of hazardous substances (i.e., the “broke” generated in the carbonless paper manufacturing process that was sold by the Company's predecessors to brokers and then to recycling mills along the Fox River), the Company estimates that it would add approximately $19 million to its net reserve to account for such liability. See Note 14, "Subsequent Events," for additional information related to this matter.

The reserve may be further adjusted, depending on the result of the trial discussed above, to reflect any offsets that the court determines to apply to the defendants' counterclaims to account for insurance recoveries they have received, together with any other reductions to the counterclaims determined as a result of the trial. The Company and GP settled and stipulated to the amount of insurance offset applicable to GP's counterclaims; offsets, if any, applicable to other parties' counterclaims will be determined by the court. The Company will seek to overturn the trial court's prior summary judgment rulings on appeal and believes that the NCR allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR (and, indirectly, API) will pay for the full extent of the cleanup, subject to any adjustments resulting from the February 2012 trial. See Note 14, "Subsequent Events," for additional information related to this matter. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the forthcoming appeal or on Government enforcement against the other 2007 Order recipients or defendants.

Fourth, for the payment by API of its share of payments made by NCR, as discussed above relative percentage shares were established by a 1998 agreement between NCR and API and by a subsequent award in an allocation arbitration, which was subsequently confirmed as a judgment. (The 1998 agreement and the arbitration award resolved disputes that arose out of certain agreements entered into in connection with the Company’s 1978 sale of the facilities on the Fox River to API.) NCR’s analysis of this factor assumes that API is financially viable and pays its percentage share. As noted above, in April 2012 the court ruled that API has no direct CERCLA liability to the Governments. The Company believes that the court's ruling on this point has no effect on API's contractual and judgment-based obligations to contribute to NCR's funding for the remediation, nor on the Company's Fox River reserve. API's obligation to NCR is shared on a joint and several basis by a third party, B.A.T Industries p.l.c., which, by virtue of various prior corporate transactions and other agreements not specifically directed to the Fox River matter, is a co-party to the same 1998 agreement and the subsequent arbitration award to which API is a party. This analysis also assumes that B.A.T Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Winward Prospects Limited, which has funded and managed API’s liability to date. As discussed above, NCR is currently seeking payment from API, pursuant to the 1998 agreement and the arbitration award, for expenses NCR has incurred through the LLC in connection with 2012 remediation and compliance with the court-ordered injunction.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In light of several factors—among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the 2007 Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement actions or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly—calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of June 30, 2012, the net reserve for the Fox River matter was approximately $148 million, compared to $160 million as of December 31, 2011. The decrease in the reserve is due to payments for clean-up activities. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of June 30, 2012 and December 31, 2011, approximately zero and $1 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheets. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $79 million as of June 30, 2012 and December 31, 2011, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company’s expected receipts under the indemnity, and therefore insurance recoveries are not expected to materially reduce the Company’s aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company’s effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company believes it may achieve this threshold in late 2012. See Note 14, "Subsequent Events," for additional information related to this matter.

In connection with the Fox River and other matters, through June 30, 2012, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by another party, and NCR and the other party have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.

As of June 30, 2012, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; an appeal is pending.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

such claims if formally asserted by the EPA.

Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the December 2010 case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously. As of June 30, 2012, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company. See Note 14, "Subsequent Events," for additional information related to this matter.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2012 and December 31, 2011, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2012	2011
Warranty reserve liability
Beginning balance as of January 1	$23	$24
Accruals for warranties issued	21	18
Settlements (in cash or in kind)	(20)	(22)
Ending balance as of June 30	$24	$20

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

9. EARNINGS PER SHARE AND SHARE REPURCHASES
Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities.
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Amounts attributable to NCR common stockholders:
Income from continuing operations	$67	$45	$105	$64
Income (loss) from discontinued operations, net of tax	13	(12)	4	(18)
Net income applicable to common shares	$80	$33	$109	$46
Weighted average outstanding shares of common stock	159.0	157.8	158.6	158.5
Dilutive effect of employee stock options and restricted stock	4.9	2.9	4.5	2.7
Common stock and common stock equivalents	163.9	160.7	163.1	161.2
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.42	$0.29	$0.66	$0.40
From discontinued operations	$0.08	$(0.08)	$0.03	$(0.11)
Net earnings per share (Basic)	$0.50	$0.21	$0.69	$0.29
Diluted earnings per share:
From continuing operations	$0.41	$0.28	$0.64	$0.40
From discontinued operations	$0.08	$(0.07)	$0.03	$(0.11)
Net earnings per share (Diluted)	$0.49	$0.21	$0.67	$0.29
Options to purchase approximately 1.3 million and 2.5 million shares of common stock for the three months ended June 30, 2012 and 2011, respectively, as well as 2.1 million and 2.5 million for the six months ended June 30, 2012 and 2011, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.
For the three and six months ended June 30, 2012, the Company did not repurchase any shares of its common stock. For the three and six months ended June 30, 2011, the Company repurchased approximately 1.8 million shares of its common stock for $35 million and 3.6 million shares of its common stock for $70 million. Upon repurchase, shares are retired.

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

Foreign Currency Exchange Risk

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted inter-company inventory purchases when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward contracts and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of June 30, 2012, the balance in AOCI related to foreign exchange derivative transactions was a gain of $4 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of June 30, 2012, the balance in AOCI related to the interest rate swap agreement was a loss of $12 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2012			June 30, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$13
Foreign exchange forward and option contracts	Other current assets	132	4	Other current liabilities	47	—
Total derivatives designated as hedging instruments			$4			$13
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$239	$1	Other current liabilities	$400	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$5			$18

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$9
Foreign exchange forward and option contracts	Other current assets	166	6	Other current liabilities	58	—
Total derivatives designated as hedging instruments			$6			$9
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$114	$—	Other current liabilities	$148	$3
Total derivatives not designated as hedging instruments			—			3
Total derivatives			$6			$12

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 and June 30, 2011 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2012	For the three months ended June 30, 2011	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2012	For the three months ended June 30, 2011	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Interest rate swap	$(5)	$—	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange forward and option contracts	$6	$(3)	Cost of products	$2	$(2)	Other (expense) income, net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2012	For the six months ended June 30, 2011	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Interest rate swap	$(4)	$—	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange forward and option contracts	$—	$(12)	Cost of Products	$2	$(2)	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Foreign exchange forward contracts	Other (expense) income, net	$5	$—	$2	$(1)
Foreign exchange forward contracts	Cost of products	$(2)	$(1)	$(5)	$(1)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2012, NCR did not have any major concentration of credit risk related to financial instruments.

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$71	$71	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	5	—	5	—
Total	$86	$81	$5	$—
Liabilities:
Interest rate swap****	$13	$—	$13	$—
Foreign exchange forward and option contracts****	5	—	5	—
Total	$18	$—	$18	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$33	$33	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	6	—	6	—
Total	$49	$43	$6	$—
Liabilities:
Interest rate swap****	$9	$—	$9	$—
Foreign exchange forward and option contracts****	3	—	3	—
Total	$12	$—	$12	$—

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Interest rate swap As a result of our Secured Credit Facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we hedge a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap is valued using the income approach inclusive of nonperformance and counterparty risk considerations and is classified within Level 2 of the valuation hierarchy.

Foreign Exchange Forward and Option Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward and option contracts. The foreign exchange forward and option contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three and six months ended June 30, 2012, we recorded an other-than-temporary impairment charge of $4 million and $7 million, respectively, in other (expense) income, net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of June 30, 2012, there was no remaining carrying value of the investment.

No impairment charges or material non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2011.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Revenue by segment
Financial Services	$783	$729	$1,477	$1,321
Retail Solutions	409	451	756	831
Hospitality(1)	130	—	243	—
Emerging Industries	87	92	177	178
Consolidated revenue	1,409	1,272	2,653	2,330
Operating income by segment
Financial Services	85	77	141	124
Retail Solutions	28	19	30	27
Hospitality(1)	21	—	40	—
Emerging Industries	20	20	44	36
Subtotal - segment operating income	154	116	255	187
Pension expense	39	53	78	104
Other adjustments(2)	14	1	27	1
Income from operations	$101	$62	$150	$82

(1)	A substantial portion of the Hospitality segment's results relate to operations acquired from the acquisition of Radiant in the quarter ended September 30, 2011.

(2)
Other adjustments include $4 million and $8 million of acquisition related integration costs for the the the three and six months ended June 30, 2012, respectively; and $10 million and $19 million of acquisition related amortization of intangible assets for the three and six months ended June 30, 2012, respectively. Other adjustments in the three and six months ended June 30, 2011 include $1 million of acquisition related transaction costs.

The following table presents revenue from products and services for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Product revenue	$706	$612	$1,276	$1,070
Professional and installation services revenue	220	176	409	312
Total solution revenue	926	788	1,685	1,382
Support services revenue	483	484	968	948
Total revenue	$1,409	$1,272	$2,653	$2,330

13. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment Business, the spin-off of Teradata Data Warehousing (Teradata), the divestiture of our healthcare solutions business and the closure of the EFT Canadian business.

The income (loss) from discontinued operations for the three and six months ended June 30 was:

In millions	Three months ended June 30, 2012		Three months ended June 30, 2011
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	$—	$—	$(2)	$(1)
Divestiture of the Entertainment Business	12	8	(13)	(9)
Spin-off of Teradata	—	5	—	—
Divestiture of the Healthcare business	—	—	(2)	(1)
Closure of the EFT Canadian business	—	—	(2)	(1)
Income (loss) from discontinued operations	$12	$13	$(19)	$(12)

In millions	Six months ended June 30, 2012		Six months ended June 30, 2011
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	$2	$1	$(3)	$(2)
Divestiture of the Entertainment Business	(7)	(4)	(25)	(17)
Spin-off of Teradata	—	7	—	4
Divestiture of the Healthcare business	—	—	(4)	(2)
Closure of the EFT Canadian business	—	—	(2)	(1)
(Loss) income from discontinued operations	$(5)	$4	$(34)	$(18)

Environmental Matters For the six months ended June 30, 2012, income (loss) from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter, offset by the accrual of legal fees related to the Kalamazoo matter. Refer to Note 8, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo environmental matters.

Divestiture of the Entertainment Business As described in Note 3, "Acquisitions and Divestitures," on June 22, 2012, we sold certain assets of our Entertainment Business. Beginning in the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment Business have been presented as a discontinued operation. For the three and six months ended June 30, 2012, income (loss) from discontinued operations included the results of operations of the Entertainment business, as well as a $33 million, or $21 million net of tax, gain from the divestiture of the business.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2012 and 2011. For the three and six months ended June 30, 2012 and 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

to Teradata.

Divestiture of our Healthcare Solutions Business In December 2011, we sold our healthcare solutions business. For each period presented, we have included the results of operations and cash flows of the healthcare solutions business as a discontinued operation.

Closure of the Canadian EFT Business In 2011, we closed our Canadian EFT payment processing business. We have included the results of operations and cash flows of the Canadian EFT business as a discontinued operation.

14. SUBSEQUENT EVENTS

Fox River Environmental Matter In relation to the Fox River environmental matter discussed in Note 8, "Commitments and Contingencies,” on July 3, 2012 the Wisconsin federal court issued its ruling on the February 2012 trial (which was a trial to the court without a jury). The court ruled in NCR's favor on the issue of “arranger” liability as applied to Operable Unit 1 of the Fox River, and held, among other things, that the Company's predecessor companies at the Fox River did not, in the sale of carbonless copy paper “broke,” intend to arrange for the disposal of hazardous substances; the court issued other rulings regarding insurance offsets and certain aspects of counterclaim damages. The Company has reviewed the ruling, and concluded that it requires no additions to the Company's Fox River reserve. There remain certain issues to be resolved in the federal district court before a final judgment can be issued, including the treatment of certain claims under state law and other matters not resolved in the July 3, 2012 order. When a final judgment is entered, the Company will pursue an appeal to the United States Court of Appeals for the Seventh Circuit with respect to certain of the court's orders, including the orders of December 2009 and February 2011 discussed in Note 8.

Kalamazoo River Environmental Matter In relation to the Kalamazoo River environmental matter discussed in Note 8, "Commitments and Contingencies,” the July 3, 2012 decision by the Wisconsin federal court in NCR's favor with respect to the Company's purported “arranger” liability at the Fox River may have a bearing on the claims and potential claims against the Company at the Kalamazoo River, as those include claims based on alleged “arranger” liability arising from Fox River sites, certain aspects of which were the primary focus of the February 2012 trial in the Fox River matter. On July 27, 2012 the Company moved for summary judgment with respect to this matter based, in part, on the July 3, 2012 ruling in the Fox River matter.

ATL Litigation In relation to the ATL litigation discussed in Note 8, "Commitments and Contingencies", ATL's motion for reconsideration of the appellate decision in favor of NCR's indemnitees and customers, 7-Eleven and Cardtronics, was denied on July 2, 2012.

Pension The "Moving Ahead for Progress in the 21st Century Act" was signed into law on July 6, 2012. This legislation is expected to reduce required contributions to the U.S. qualified pension plan which were originally estimated to be $85 million for 2012, of which an additional $15 million was contributed in July 2012. However, the Company will not be able to estimate the impact of this legislation until the U.S. Treasury Department releases supporting regulations, which is expected in the third quarter of 2012.

On July 31, 2012, the Company announced its plans to make a contribution to its U.S. qualified pension plan and offer a voluntary lump sum payment option to certain deferred vested participants. The contribution is expected to be financed through capital market borrowings.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2012, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 11% from the prior year period;

•	Gross margin improvement was driven by growth in software revenues; and

•	We continue to realize the benefits of our cost reduction initiatives.
In the second quarter of 2012, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. These strategic initiatives and actions are as follows:

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

Results from Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table shows our results for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Revenue	$1,409	$1,272
Gross margin	$357	$279
Gross margin as a percentage of revenue	25.3%	21.9%
Operating expenses
Selling, general and administrative expenses	$203	$176
Research and development expenses	53	41
Income from operations	$101	$62

The following table shows our revenues and gross margins from products and services for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Product revenue	$706	$612
Cost of products	533	479
Product gross margin	$173	$133
Product gross margin as a percentage of revenue	24.5%	21.7%
Services revenue	$703	$660
Cost of services	519	514
Services gross margin	$184	$146
Services gross margin as a percentage of revenue	26.2%	22.1%

The following table shows our revenues by theater for the three months ended June 30:

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$692	49%	$563	44%	23%	25%
Europe	368	26%	354	28%	4%	13%
Asia Middle East Africa (AMEA)	349	25%	355	28%	(2)%	1%
Consolidated revenue	$1,409	100%	$1,272	100%	11%	15%

Revenue

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, revenue increased 11% due to higher volumes for both product sales and services revenue in the Americas theater and higher product sales in the Europe theater. The acquisition of Radiant during the third quarter of 2011 also led to an incremental increase in product sales and services revenue in the Americas theater. Foreign currency fluctuations unfavorably impacted the quarter-over-quarter comparison by 4%. Our product revenue increased 15% and our services revenue increased 7% quarter-over-quarter.

Revenue in the Americas theater increased primarily due to growth in products and services in the financial services and hospitality lines of business, partially offset by declines in the retail solutions line of business. Revenue in the Europe theater increased due to growth in products in the financial services line of business offset by declines in the retail solutions line of business. Revenue in the AMEA theater decreased mainly due to declines in product sales in the financial services line of business and services revenues in the retail solutions line of business.

Gross Margin

Gross margin as a percentage of revenue in the second quarter of 2012 was 25.3% compared to 21.9% in the second quarter of 2011. Product gross margin in the second quarter of 2012 was 24.5% compared to 21.7% in the second quarter of 2011. Product gross margin was negatively impacted by $5 million of acquisition related amortization of intangibles, or 0.7% as a percentage of product revenue in the second quarter of 2012. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the second quarter of

2012 was 26.2% compared to 22.1% in the second quarter of 2011. Services gross margin was positively impacted by $8 million in lower pension expense, or 1.1% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2012 and 2011 were impacted by certain employee benefit plans as shown below:

	Three months ended June 30
In millions	2012	2011
Pension expense	$39	$53
Postemployment expense	10	6
Postretirement benefit	(3)	(3)
Total expense	$46	$56

During the three months ended June 30, 2012, NCR incurred $39 million of pension expense compared to $53 million in the second quarter of 2011. The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants, as of January 1, 2012, where the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our ongoing accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension and our largest U.K. plan beginning in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $203 million in the second quarter of 2012 as compared to $176 million in the second quarter of 2011. As a percentage of revenue, these expenses were 14.4% in the second quarter of 2012 compared to 13.8% in the second quarter of 2011. Pension costs included in selling, general and administrative expenses were $11 million in the second quarter of 2012 as compared to $16 million in the second quarter of 2011. Selling, general and administrative expenses in the second quarter of 2012 also included $4 million of acquisition related integration costs, $5 million of acquisition related amortization of intangibles and a $5 million gain on the sale of a facility in Scotland. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $53 million in the second quarter of 2012 as compared to $41 million in the second quarter of 2011. As a percentage of revenue, these costs were 3.8% in the second quarter of 2012 as compared to 3.2% in the second quarter of 2011. Pension costs included in research and development expenses were $5 million in both the second quarter of 2012 and in the second quarter of 2011. After considering this item, research and development expenses increased as a percentage of revenue primarily due to increased spending following the acquisition of Radiant in the third quarter of 2011.

Interest and Other Expense Items

Interest expense was $8 million in the second quarter of 2012 compared to $1 million interest expense in the second quarter of 2011. Interest expense recognized in the second quarter of 2012 is related to borrowings under the Company's Secured Credit Facility. Other expense, net was $5 million in the second quarter of 2012 compared to other expense, net of $1 million in the second quarter of 2011. Other expense, net in the second quarter of 2012 includes an impairment charge of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $21 million for the three months ended June 30, 2012 compared to expense of $13 million for the three months ended June 30, 2011. The change in income tax was primarily driven by increased income from continuing operations offset by favorable changes in uncertain tax positions. The change in uncertain tax positions includes a favorable settlement with Japan in the three months ended June 30, 2012 for the 2001 through 2006 tax years which resulted in a $13 million tax benefit.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2012, income from discontinued operations was $13 million, net of tax, which included $8 million of income from the Entertainment business, including a $21 million after tax gain on the sale of the Entertainment business, and a $5 million benefit from favorable changes in uncertain tax benefits related to Teradata.

Loss from discontinued operations was $12 million, net of tax, in the second quarter of 2011, which included $9 million operating loss from the Entertainment business, $1 million operating loss from the Healthcare business, $1 million net loss from environmental matters, and a $1 million loss from the closure of the Canadian EFT payment processing business.

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

The effect of pension expense on segment operating income, which was $39 million in the second quarter of 2012 and $53 million in the second quarter of 2011, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Revenue	$783	$729
Operating income	$85	$77
Operating income as a percentage of revenue	10.9%	10.6%

Financial Services revenue increased 7% during the second quarter of 2012 as compared to the second quarter of 2011. Revenue growth was primarily generated from higher product sales and services revenue mainly in the Americas theater and higher product volumes in the Europe theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 5%.

Operating income was $85 million in the second quarter of 2012 as compared to $77 million in the second quarter of 2011. The improvement in the Financial Services operating income was driven by higher product sales, including an improved mix of software revenue.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Revenue	$409	$451
Operating income	$28	$19
Operating income as a percentage of revenue	6.8%	4.2%

Retail Solutions revenue decreased 9% during the second quarter of 2012 as compared to the second quarter of 2011. The decrease in revenue was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters, as well as the impact from the movement of specialty retail and hospitality accounts between the Retail Solutions segment and the Hospitality segment, as described above. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $28 million in the second quarter of 2012 as compared to $19 million in the second quarter of 2011. The increase in the Retail Solutions operating income was primarily due to the favorable mix of revenue and the movement of accounts, as described above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Revenue	$130	—
Operating income	$21	—
Operating income as a percentage of revenue	16.2%	—

Hospitality revenue and operating income were $130 million and $21 million, respectively, during the second quarter of 2012. The segment’s revenue and operating income is primarily attributed to product sales and services revenue in the Americas theater. The operations acquired from Radiant Systems, Inc. in the third quarter of 2011 comprise a substantial portion of this segment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2012	2011
Revenue	$87	$92
Operating income	$20	$20
Operating income as a percentage of revenue	23.0%	21.7%

Emerging Industries revenue decreased 5% during the second quarter of 2012 as compared to the second quarter of 2011. The decrease in revenue was driven primarily by declines in product sales and services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 3%.

Operating income was $20 million in the second quarter of 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table shows our results for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Revenue	$2,653	$2,330
Gross margin	$655	$498
Gross margin as a percentage of revenue	24.7%	21.4%
Operating expenses
Selling, general and administrative expenses	$402	$335
Research and development expenses	103	81
Income from operations	$150	$82

The following table shows our revenues and gross margins from products and services for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Product revenue	$1,276	$1,070
Cost of products	979	838
Product gross margin	$297	$232
Product gross margin as a percentage of revenue	23.3%	21.7%
Services revenue	$1,377	$1,260
Cost of services	1,019	994
Services gross margin	$358	$266
Services gross margin as a percentage of revenue	26.0%	21.1%

The following table shows our revenues by theater for the six months ended June 30 :

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$1,329	50%	$1,028	44%	29%	30%
Europe	666	25%	663	28%	—%	6%
Asia Middle East Africa (AMEA)	658	25%	639	28%	3%	5%
Consolidated revenue	$2,653	100%	$2,330	100%	14%	17%

Revenue

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, revenue increased 14% due to higher volumes for both product sales and services revenue in the Americas theater and higher product sales in the Europe and AMEA theaters. The acquisition of Radiant during the third quarter of 2011 also led to an incremental increase in product sales and services revenue in the Americas theater. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 3%. Our product revenue increased 19% and our services revenue increased 9% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the financial services and hospitality lines of business, partially offset by declines in the retail solutions line of business. Revenue in the Europe theater increased slightly due to growth in product sales and services revenues in the financial services and hospitality lines of business offset by declines in the retail solutions line of business. Revenue in the AMEA theater increased slightly due to growth in product sales and services revenues in the financial services line of business.

Gross Margin

Gross margin as a percentage of revenue in the six months ended June 30, 2012 was 24.7% compared to 21.4% in the six months ended June 30, 2011. Product gross margin in the six months ended June 30, 2012 was 23.3% compared to 21.7% in the six months ended June 30, 2011. Product gross margin was negatively impacted by $10 million of acquisition related amortization of intangibles, or 0.8% as a percentage of product revenue in the six months ended June 30, 2012. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the six months ended June 30, 2012 was 26.0% compared to 21.1% in the six months ended June 30, 2011. Services gross margin was positively impacted by $14 million in lower pension expense, or 1.0% as a percentage of services revenue, period-over-period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2012 and 2011 were impacted by certain employee benefit plans as shown below:

	Six months ended June 30
In millions	2012	2011
Pension expense	$78	$104
Postemployment expense	18	18
Postretirement benefit	(6)	(6)
Total expense	$90	$116

During the six months ended June 30, 2012, NCR incurred $78 million of pension expense compared to $104 million in the six months ended June 30, 2011. The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants, where as of January 1, 2012, the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. pension and UK London marketing plans beginning in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $402 million in the six months ended June 30, 2012 as compared to $335 million in the six months ended June 30, 2011. As a percentage of revenue, these expenses were 15.2% in the six months ended June 30, 2012 compared to 14.4% in the six months ended June 30, 2011. Pension costs included in selling, general and administrative expenses were $23 million in the six months ended June 30, 2012 as compared to $33 million in the six months ended June 30, 2011. Selling, general and administrative expenses in the six months ended June 30, 2012 also included $8 million of acquisition related integration costs, $9 million of acquisition related amortization of intangibles and a $5 million gain on the sale of a facility in Scotland. After considering this item, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $103 million in the six months ended June 30, 2012 as compared to $81 million in the six months ended June 30, 2011. As a percentage of revenue, these costs were 3.9% in the six months ended June 30, 2012 as compared to 3.5% in the six months ended June 30, 2011. Pension costs included in research and development expenses were $10 million in the six months ended June 30, 2012 and $11 million in the the six months ended June 30, 2011. After considering these items, research and development expenses increased as a percentage of revenue primarily due to increased spending following the acquisition of Radiant in the third quarter of 2011.

Interest and Other Expense Items

Interest expense was $17 million in the six months ended June 30, 2012 compared to $1 million in the six months ended June 30, 2011. The interest expense recognized in the six months ended June 30, 2012 is related to borrowings under the Company's Secured Credit Facility. Other expense, net was $7 million in the the six months ended June 30, 2012 compared to other income, net of $5 million in the six months ended June 30, 2011. Other expense, net in the six months ended June 30, 2012 includes an impairment charge of an investment and other income, net in the six months ended June 30, 2011 included income from the sale of certain patents and a benefit from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $20 million for the six months ended June 30, 2012 compared to expense of $19 million for the six months ended June 30, 2011. The change in income tax was primarily driven by increased income from continuing operations and an unfavorable mix of earnings, offset by a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year and by other favorable changes in uncertain tax positions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the six months ended June 30, 2012, income from discontinued operations was $4 million, net of tax, which included $4 million loss from the Entertainment business which includes a $21 million after tax gain on the sale of the Entertainment business as well as $7 million benefit from favorable changes in uncertain tax benefits related to Teradata and $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

Loss from discontinued operations was $18 million, net of tax, in the six months ended June 30, 2011, which included $17 million operating loss from the Entertainment business, $2 million operating loss from the Healthcare business, $1 million operating loss from the closure of the EFT Canadian business, $2 million net loss from environmental matters offset by $4 million benefit from favorable changes in uncertain tax benefits related to Teradata.

Revenue and Operating Income by Segment

The description of our operating segments and the exclusion of certain items from segment operating income is discussed in this MD&A under "Revenue and Operating Income by Segment" for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The effect of pension expense on segment operating income, which was $78 million in the six months ended June 30, 2012 and $104 million in the six months ended June 30, 2011, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Revenue	$1,477	$1,321
Operating income	$141	$124
Operating income as a percentage of revenue	9.5%	9.4%

Financial Services revenue increased 12% in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Revenue growth was primarily generated from higher product sales and services revenue mainly in the Americas theater and higher product sales in the AMEA and Europe theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 4%.

Operating income was $141 million in the six months ended June 30, 2012 as compared to $124 million in the six months ended June 30, 2011. The improvement in the Financial Services operating income was driven by higher product sales, including an improved mix of software and services revenue.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Revenue	$756	$831
Operating income	$30	$27
Operating income as a percentage of revenue	4.0%	3.2%

Retail Solutions revenue decreased 9% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in revenue was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters, as well as the impact from the movement of specialty retail and hospitality accounts between the Retail Solutions segment and the Hospitality segment, as described above. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $30 million in the six months ended June 30, 2012 as compared to $27 million in the six months ended June 30, 2011. The increase in the Retail Solutions operating income was primarily due to the favorable mix of revenue and the movement of accounts, as described above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Revenue	$243	—
Operating income	$40	—
Operating income as a percentage of revenue	16.5%	—

Hospitality revenue and operating income was $243 million and $40 million, respectively, for the six months ended June 30, 2012. The segment’s revenue and operating income is primarily attributed to product sales and services revenue in the Americas theater. The operations acquired from Radiant Systems, Inc. in the third quarter of 2011 comprise a substantial portion of this segment.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2012	2011
Revenue	$177	$178
Operating income	$44	$36
Operating income as a percentage of revenue	24.9%	20.2%

Emerging Industries revenue decreased 1% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in revenue was driven primarily by slight declines in product sales and services revenues in the AMEA theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $44 million in the six months ended June 30, 2012 as compared to $36 million in the six months ended June 30, 2011. The increase in the Emerging Industries operating income was primarily due to improved services mix and lower service delivery costs.

Financial Condition, Liquidity, and Capital Resources
Cash provided by operating activities was $120 million in the six months ended June 30, 2012 and in the six months ended June 30, 2011.
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

In millions	2012	2011
Net cash provided by operating activities	$120	$120
Less: Expenditures for property, plant and equipment	(31)	(32)
Less: Additions to capitalized software	(37)	(29)
Net cash used in discontinued operations	(44)	(55)
Free cash flow (non-GAAP)	$8	$4

The increase in net capital expenditures and capitalized software was due to additional investment following the acquisition of Radiant in the prior year. The cash used in discontinued operations was attributable to the operating loss from the Entertainment business offset by the impact of insurance recoveries received in connection with a settlement previously agreed related to the Fox River environmental matter. Cash flow from discontinued operations in 2012 excludes cash inflow from investing activities of $98 million, which was primarily driven by the $100 million of proceeds from the sale of the Company's Entertainment business.
Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment.
Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities. During the six months ended June 30, 2012 and 2011, proceeds from employee stock plans were $13 million. During the six months ended June 30, 2011, we repurchased 3.6 million shares of NCR common stock for $70 million. During the six months ended June 30, 2012, we paid $9 million of tax withholding payments on behalf of employees for stock based awards that vested during the quarter.

Additionally, during the six months ended June 30, 2012, the outstanding principal balance of our term loan facility was $700 million and the outstanding principal balance of the revolver facility was $25 million, which decreased from $140 million as of December 31, 2011 due to net repayments of approximately $115 million.
Cash and cash equivalents held by the Company's foreign subsidiaries was $365 million at June 30, 2012 and December 31, 2011. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of June 30, 2012, our cash and cash equivalents totaled $377 million and our total debt was $740 million. Our borrowing capacity under the term loan and revolver facility was approximately $656 million at June 30, 2012. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2011 Annual Report on Form 10-K. In addition, our cash flow and free cash flow could be negatively impacted by the timing of payments by API under the Company's 1998 agreement with API and subsequent allocation arbitration, as described further in Note 8, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our required pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

The "Moving Ahead for Progress in the 21st Century Act" was signed into law on July 6, 2012. This legislation is expected to reduce required contributions to the U.S. qualified pension plan which were originally estimated to be $85 million for 2012. However, the Company will not be able to estimate the impact of this legislation until the U.S. Treasury Department releases supporting regulations, which is expected in the third quarter of 2012.
During 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management and commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio entirely composed of fixed income assets by the end of 2012. On July 31, 2012, the Company announced its plans to make a contribution to the US qualified pension plan and offer a voluntary lump sum payment option to certain deferred vested participants. The contribution is expected to be financed through capital market borrowings.
We expect to make contributions to our employee benefit plans of approximately $239 million in 2012 which includes $42 million to the U.S. qualified pension plan, $10 million to the executive pension plan, $120 million to the international pension plans, $60 million to the postemployment plan, and $7 million to the postretirement plan. The U.S. qualified pension plan amount includes contributions through July 2012 and excludes the impact of the legislation and the announcement discussed above. Refer to Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion.

Contractual and Other Commercial Commitments
There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2011.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2011 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2012.  Also, there were no significant changes in our estimates associated with those policies. See Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements for an update relating to the reserve for the Fox River environmental matter.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to NCR's anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; strategies and intentions regarding NCR's pension plans; comments about NCR's future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control.

Forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, these other factors, risks and uncertainties include those relating to: domestic and global economic and credit conditions, including the ongoing sovereign debt conditions in Europe, which could impact the ability of our customers to make capital expenditures, purchase our products and pay accounts receivable, and drive further consolidation in the financial services sector and reduce our customer base; the financial covenants in our Secured Credit Facility and their impact on our financial and business operations; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the adequacy of our future cash flows to service our indebtedness; the variable interest rates borne by our indebtedness and the effects of changes in those rates; shifts in market demands, continued competitive factors and pricing pressures and their impact on our ability to improve gross margins and profitability, especially in our more mature offerings; manufacturing disruptions affecting product quality or delivery times; the effect of currency translation; our ability to achieve targeted cost reductions; short product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; tax rates; ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees, especially in light of continued cost-control measures being taken by the company; availability and successful exploitation of new acquisition and alliance opportunities; our ability to sell higher-margin software and services in addition to our hardware; the timely development, production or acquisition and market acceptance of new and existing products and services (such as self-service technologies), including our ability to accelerate market acceptance of new products and services; changes in Generally Accepted Accounting Principles (GAAP) and the resulting impact, if any, on the company's accounting policies; continued efforts to establish and maintain best-in-class internal information technology and control systems; market volatility and the funded status of our pension plans; the success of our pension strategy, including our ability to successfully execute our recently announced plan to make a contribution to our U.S. qualified pension plan and offer a lump sum payment option to certain pension plan participants; compliance with requirements relating to data privacy and protection; expected benefits related to acquisitions and alliances, including the acquisition of Radiant Systems, Inc., not materializing as expected; and other factors detailed from time to time in NCR's U.S. Securities and Exchange Commission reports and NCR's annual reports to stockholders. NCR does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $8 million as of June 30, 2012 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the second quarter of 2012 compared to the second quarter of 2011 based on comparable weighted averages for our functional currencies. This had a negative impact of 4% on the second quarter 2012 revenue versus second quarter 2011 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our Secured Credit Facility. The interest rate swap effectively converts the designated portion of the Secured Credit Facility from a variable interest rate to a fixed interest rate instrument. Approximately 77% of our borrowings under the Secured Credit Facility were effectively on a fixed rate basis as of June 30, 2012. As of June 30, 2012, the net fair value of the interest rate swap was a liability of $13 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $19 million as of June 30, 2012. The increase in pre-tax interest expense for the six months ended June 30, 2012 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $1 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2012, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2012, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2012, approximately $179 million and $22 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.
During the three months ended June 30, 2012, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended June 30, 2012, 8,289 shares were purchased at an average price of $22.04 per share.

Item 6.	EXHIBITS

2.1
Agreement and Plan of Merger by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc., dated as of July 11, 2011 (incorporated by reference to Exhibit 2.1 from the NCR Corporation Current Report on Form 8-K filed July 12, 2011).

2.2
Asset Purchase Agreement, dated as of February 3, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (certain portions of this exhibit were granted confidential treatment by the Securities and Exchange Commission on June 11, 2012) (incorporated by reference to Exhibit 2.2 from the NCR Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2012).

2.3	First Amendment to Asset Purchase Agreement, dated as of June 22, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation.

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 31, 2012.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated July 31, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2012.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 31, 2012	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer