Form 10-Q
period 2012-09-30
NCR CORP
filed 2012-10-26
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Commission File Number 001-00395
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 15, 2012, there were approximately 159.9 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Product revenue	$712	$677	$1,988	$1,747
Service revenue	723	683	2,100	1,943
Total revenue	1,435	1,360	4,088	3,690
Cost of products	536	533	1,515	1,371
Cost of services	541	528	1,560	1,522
Selling, general and administrative expenses	217	227	619	562
Research and development expenses	52	44	155	125
Total operating expenses	1,346	1,332	3,849	3,580
Income from operations	89	28	239	110
Interest expense	(7)	(3)	(24)	(4)
Other (expense) income, net	—	(1)	(7)	4
Income from continuing operations before income taxes	82	24	208	110
Income tax expense	23	2	43	21
Income from continuing operations	59	22	165	89
(Loss) income from discontinued operations, net of tax	(1)	(7)	3	(25)
Net income	58	15	168	64
Net income (loss) attributable to noncontrolling interests	1	(1)	2	2
Net income attributable to NCR	$57	$16	$166	$62
Amounts attributable to NCR common stockholders:
Income from continuing operations	$58	$23	$163	$87
(Loss) income from discontinued operations, net of tax	(1)	(7)	3	(25)
Net income	$57	$16	$166	$62
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.36	$0.15	$1.03	$0.55
Diluted	$0.35	$0.14	$0.99	$0.54
Net income per common share
Basic	$0.36	$0.10	$1.04	$0.39
Diluted	$0.35	$0.10	$1.01	$0.39
Weighted average common shares outstanding
Basic	159.6	157.4	158.9	158.1
Diluted	164.8	160.2	164.0	160.9
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net income	$58	$15	$168	$64
Other comprehensive income (loss):
Currency translation adjustments	18	(20)	5	(11)
Unrealized (loss) gain on derivatives	(6)	2	(10)	(10)
Reclassification of realized (gains) losses arising during the period	(2)	2	(4)	4
Less income tax benefit (expense)	2	(1)	4	1
Unrealized loss on securities	—	—	—	(1)
Employee benefit plans
Prior service benefit during year	—	2	—	2
Amortization of prior service benefit	(2)	(4)	(12)	(10)
Net (loss) income arising during the year	(98)	20	(98)	20
Actuarial loss included in benefits expense	35	61	98	162
Less income tax benefit (expense)	14	(27)	2	(49)
Total comprehensive income	19	50	153	172
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	1	(1)	2	2
Currency translation adjustments	—	2	—	3
Amounts attributable to noncontrolling interests	1	1	2	5
Comprehensive income attributable to NCR common stockholders	$18	$49	$151	$167

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$581	$398
Accounts receivable, net	1,124	1,032
Inventories, net	826	774
Other current assets	425	311
Total current assets	2,956	2,515
Property, plant and equipment, net	303	365
Goodwill	966	913
Intangibles	299	312
Prepaid pension cost	355	339
Deferred income taxes	717	714
Other assets	438	433
Total assets	$6,034	$5,591
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$54	$1
Accounts payable	612	525
Payroll and benefits liabilities	193	221
Deferred service revenue and customer deposits	477	418
Other current liabilities	394	400
Total current liabilities	1,730	1,565
Long-term debt	1,408	852
Pension and indemnity plan liabilities	1,194	1,662
Postretirement and postemployment benefits liabilities	255	256
Income tax accruals	161	148
Environmental liabilities	188	220
Other liabilities	62	53
Total liabilities	4,998	4,756
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 159.8 and 157.6 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	337	287
Retained earnings	2,154	1,988
Accumulated other comprehensive loss	(1,507)	(1,492)
Total NCR stockholders’ equity	986	785
Noncontrolling interests in subsidiaries	36	35
Total stockholders’ equity	1,022	820
Total liabilities and stockholders’ equity	$6,034	$5,591
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2012	2011
Operating activities
Net income	$168	$64
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(3)	25
Depreciation and amortization	123	88
Stock-based compensation expense	36	24
Excess tax benefit from stock-based compensation	—	(1)
Deferred income taxes	2	(17)
Gain on sale of property, plant and equipment	(8)	(3)
Impairment of long-lived and other assets	7	—
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(94)	(145)
Inventories	(74)	(67)
Current payables and accrued expenses	64	72
Deferred service revenue and customer deposits	56	34
Employee severance and pension	(489)	100
Other assets and liabilities	(68)	(60)
Net cash (used in) provided by operating activities	(280)	114
Investing activities
Expenditures for property, plant and equipment	(53)	(43)
Proceeds from sales of property, plant and equipment	8	2
Additions to capitalized software	(58)	(45)
Business acquisitions, net	(58)	(1,087)
Other investing activities, net	4	—
Net cash used in investing activities	(157)	(1,173)
Financing activities
Repurchases of Company common stock	—	(70)
Tax withholding payments on behalf of employees	(12)	—
Excess tax benefit from stock-based compensation	—	1
Borrowings on term credit facility	150	700
Payments on revolving credit facility	(860)	(50)
Borrowings on revolving credit facility	720	400
Proceeds from bond offering	600	—
Debt issuance costs	(11)	(28)
Proceeds from employee stock plans	23	15
Dividend distribution to minority shareholder	(1)	—
Net cash provided by financing activities	609	968
Cash flows from discontinued operations
Net cash used in operating activities	(85)	(27)
Net cash provided by (used in) investing activities	98	(40)
Net cash provided by (used in) discontinued operations	13	(67)
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Increase (decrease) in cash and cash equivalents	183	(155)
Cash and cash equivalents at beginning of period	398	496
Cash and cash equivalents at end of period	$581	$341
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2011 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2011.

The Company has reported its Entertainment business as a discontinued operation as described further in Note 3, "Acquisitions and Divestitures."  Accordingly, the results for all periods presented have been reclassified to reflect the business as a discontinued operation.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described in Note 15, "Subsequent Events," no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Out of Period Adjustment During the third quarter of 2012, the Company recorded a $5 million income tax benefit related to an error in the calculation of the interest portion included in income tax expense. The Company determined the impact of this error was not material to the annual or interim financial statements of previous periods and the effect of correcting this error in the nine months ended September 30, 2012 was not material to the 2012 annual or interim financial statements.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $40 million and $95 million during the three and nine months ended September 30, 2012, respectively, and as of September 30, 2012, we had $9 million in receivables outstanding from Bradesco.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION
The following table provides a reconciliation of total stockholders’ equity, stockholders’ equity attributable to NCR, and noncontrolling interests in subsidiaries for the nine months ended September 30, 2012 and 2011:

In millions	Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity	Stockholders’ Equity Attributable to NCR	Noncontrolling Interests in Subsidiaries
December 31, 2010	$—	$916	$883	$33
Net income	—	64	62	2
Other comprehensive income, net of tax:
Currency translation adjustments	—	(11)	(14)	3
Unrealized loss on securities	—	(1)	(1)	—
Unrealized loss on derivatives	—	(4)	(4)	—
Benefit plans, net	—	125	125	—
Comprehensive income	—	173	168	5
Employee stock purchase and stock compensation plans	—	41	41	—
Repurchase of Company common stock	—	(70)	(70)	—
September 30, 2011	$—	$1,060	$1,022	$38

December 31, 2011	$15	$820	$785	$35
Net income	—	168	166	2
Other comprehensive income, net of tax:
Currency translation adjustments	(1)	5	5	—
Unrealized loss on derivatives	—	(10)	(10)	—
Benefit plans, net	—	(10)	(10)	—
Comprehensive (loss) income	(1)	153	151	2
Dividend paid to minority shareholder	—	(1)	—	(1)
Employee stock purchase and stock compensation plans	—	50	50	—
September 30, 2012	$14	$1,022	$986	$36

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of accumulated other comprehensive loss (AOCI), net of tax, are summarized as follows:

In millions	September 30, 2012	December 31, 2011
Unrealized gain on securities	$1	$1
Unrealized loss on derivatives	(10)	—
Unamortized costs associated with pension, postemployment and postretirement benefits	(1,421)	(1,411)
Currency translation adjustments	(77)	(82)
Accumulated other comprehensive loss	$(1,507)	$(1,492)
The components of accounts receivable are summarized as follows:

In millions	September 30, 2012	December 31, 2011
Accounts receivable
Trade	$1,087	$1,002
Other	54	46
Accounts receivable, gross	1,141	1,048
Less: allowance for doubtful accounts	(17)	(16)
Total accounts receivable, net	$1,124	$1,032
The components of inventory are summarized as follows:

In millions	September 30, 2012	December 31, 2011
Inventories, net
Work in process and raw materials	$188	$167
Finished goods	202	177
Service parts	436	430
Total inventories, net	$826	$774

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

Acquisition of Transoft, Inc. On September 7, 2012, the Company acquired substantially all of the assets of Transoft, Inc. in exchange for approximately $40 million in cash, plus related acquisition costs, of which the Company will recognize $7 million as compensation expense included within selling, general and administrative expenses over a period of two years from the acquisition date. Transoft, Inc. was a global leader in cash management software for financial institutions, and their results have

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

been reported within our Financial Services segment since the date of the acquisition.

Goodwill recognized in the Company's 2012 acquisitions was $46 million, of which it is expected that $16 million of the goodwill will be deductible for tax purposes. Supplemental pro forma information has not been provided as the acquisitions did not have a material impact, individually or in the aggregate, on the Company's Condensed Consolidated Statements of Operations.

2011 Acquisition

Radiant Systems, Inc. The following unaudited pro forma information presents the consolidated results of NCR and Radiant Systems, Inc. for the three and nine months ended September 30, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the acquisition and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any remaining integration costs that the companies may incur related to the acquisition as part of combining the operations of the companies. The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

In millions	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenue	$1,463	$4,057
Net income attributable to NCR	35	78

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

We determined that the cash inflows under the transition services agreement and the manufacturing and services agreement will not constitute significant continuing involvement with the operations of the Entertainment Business after the sale. In addition, the ongoing cash inflows related to the Entertainment Business under the manufacturing and services agreement are substantially unrelated to the business sold. Therefore, we have reclassified the operating results of the Entertainment Business, for all historical periods, to income (loss) from discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations. During the year ended December 31, 2011, we determined that disposal of the Entertainment business was probable, and we assessed the assets of the business for impairment, which resulted in charges which reduced the carrying values of goodwill, long-lived assets and certain inventories. As of March 31, 2012, we applied held-for-sale accounting treatment to the assets of the Entertainment Business included in the sale, and, accordingly, included those assets in assets held for sale on our Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2012. We have not revised prior year balance sheets for comparative purposes. However, as of December 31, 2011, total assets held for sale would have been $72 million which included $64 million of property, plant and equipment, $6 million of inventory, and $2 million of intangible assets.

The following table includes the results of the Entertainment Business, which we historically included in our Entertainment segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Revenue	$1	$41	$62	$115
Operating expenses	3	51	104	150
Loss from operations	(2)	(10)	(42)	(35)
Gain from divestiture of the business	—	—	33	—
Loss before income taxes	(2)	(10)	(9)	(35)
Income tax benefit	(1)	(3)	(4)	(11)
Loss from discontinued operations, net of tax	$(1)	$(7)	$(5)	$(24)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2012 and December 31, 2011 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2011				Impairment		September 30, 2012
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions		Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$152	$—	$152	$22	$—	$2	$176	$—	$176
Retail Solutions	120	(3)	117	—	—	—	120	(3)	117
Hospitality	619	—	619	24	—	5	648	—	648
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$921	$(8)	$913	$46	$—	$7	$974	$(8)	$966

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows. The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 3, "Acquisitions and Divestitures."

	September 30, 2012		December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	$174	$(14)	$167	$(8)
Intellectual property	170	(75)	164	(59)
Tradenames	49	(7)	49	(3)
Non-compete arrangements	8	(6)	7	(5)
Total identifiable intangible assets	$401	$(102)	$387	$(75)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Nine months ended September 30, 2012	Three months ended December 31, 2012 (estimated)
Amortization expense	$30	$11

	For the years ended December 31 (estimated)
In millions	2013	2014	2015	2016	2017
Amortization expense	$42	$40	$39	$34	$25

5. DEBT OBLIGATIONS
As of September 30, 2012, the Company’s total debt was $1.46 billion, with $54 million included in short-term borrowings and $1.41 billion included in long-term debt, as follows:

In millions	September 30, 2012	December 31, 2011
Secured Credit Facility:
Term loan facility	$850	$700
Revolving credit facility	—	140
Senior Unsecured Notes	600	—
Other	12	13
Total debt	$1,462	$853

Secured Credit Facility In August 2011, the Company entered into a five-year secured credit facility (the "Secured Credit Facility") with JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million and a revolving credit facility in an aggregate principal amount of $700 million. On August 22, 2012, we entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent. The Incremental Facility Agreement relates to, and was entered into pursuant to, the Secured Credit Facility, amended as of December 21, 2011 and as amended and restated as of August 22, 2012, with and among the lenders party thereto and JPMCB, as the administrative agent (the "Second Amendment"). The Incremental Facility Agreement supplements the amounts available to us by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available under the Second Amendment and the Incremental Facility Agreement to $1.7 billion.

As of September 30, 2012, the outstanding balance under the term loan facility, was $850 million, with $53 million included in short term borrowings and $797 million included in long term debt, and the outstanding balance under the revolving credit facility was zero. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2012, outstanding letters of credit totaled approximately $19 million.
Of the outstanding principal balance of the term loan facility, $700 million is required to be repaid in quarterly installments of $17.5 million beginning March 31, 2013, with the balance of $455 million being due in August 2016, and $150 million is required to be repaid in quarterly installments of $3.75 million beginning March 31, 2014, with the balance of $97.5 million being due in August 2017. Borrowings under the revolving portion of the credit facility are due in August 2016 or, in the case of the Incremental Facility, in August 2017. Amounts outstanding under the Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.50% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Secured Credit Facility also require certain other fees and payments to be made by the Company.
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
The Secured Credit Facility includes affirmative, negative and financial covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. These covenants, which were amended in August 2012, also require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending prior to December 31, 2013, (a) the sum of (x) 3.50 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2015, (a) the sum of (x) 3.25 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, and (iii) in the case of any fiscal quarter ending on or after December 31, 2015 3.50 to 1.00; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

The Secured Credit Facility also contains events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit.
The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed $500 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. As discussed above, the Incremental Facility Agreement included $300 million of such commitments. Therefore, there is a remaining capacity for $200 million of additional incremental term loans and/or incremental revolving commitment under the Secured Credit Facility, subject to receipt of lender commitments.
In connection with the Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs, which are being amortized to interest expense over the life of the debt. The Second Amendment and Incremental Facility Agreement were considered modifications, not extinguishments of our credit facility, and therefore the unamortized debt issuance costs continue to be deferred. In connection with the Second Amendment and Incremental Facility Agreement, the Company deferred an additional $3 million of debt issuance costs, which are being amortized to interest expense over the life of the new debt.
Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the "Senior Unsecured Notes"). These notes were sold at 100% of the principal amount and will mature on July 15, 2022. These notes are unsecured senior obligations of the Company and are guaranteed, on an unsecured senior basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the Secured Credit Facility.
We have the option to redeem these notes, in whole or in part, at any time on or after July 15, 2017, at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on July 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2017, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of our subsidiaries to pay dividends to us; enter into affliliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.
In connection with the Senior Unsecured Notes, the Company deferred approximately $10 million of debt issuance costs, which

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

are being amortized to interest expense over the life of the debt.
Fair Value of Debt The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of September 30, 2012 and December 31, 2011, the fair value of debt was $1.48 billion and $855 million, respectively.

6. INCOME TAXES
Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax represented expense of $23 million for the three months ended September 30, 2012 compared to expense of $2 million for the three months ended September 30, 2011. The increase in income tax expense is primarily driven by tax on increased income from continuing operations and an unfavorable mix of earnings, partially offset by the $5 million adjustment described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Income tax represented expense of $43 million for the nine months ended September 30, 2012 compared to expense of $21 million for the nine months ended September 30, 2011. The increase in income tax expense is primarily driven by tax on increased income from continuing operations and an unfavorable mix of earnings, offset by a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year and by other favorable changes in uncertain tax positions.

7. STOCK COMPENSATION PLANS
As of September 30, 2012, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Restricted stock	$13	$7	$33	$19
Stock options	1	2	3	5
Total stock-based compensation (pre-tax)	14	9	36	24
Tax benefit	(4)	(2)	(11)	(7)
Total stock-based compensation (net of tax)	$10	$7	$25	$17
Stock-based compensation expense is recognized in the financial statements based upon fair value. Stock-based compensation expense was higher in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, due to an increase in the quantity and value of awards granted.
The weighted average fair value of option grants was estimated based on the below weighted average assumptions and was $8.24 and $7.38 for the nine months ended September 30, 2012 and 2011.

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Risk-free interest rate	0.64%	—%	0.78%	2.04%
Expected volatility	40.6%	—%	40.1%	40.4%
Expected holding period (years)	5.0	—	5.0	5.1
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
As of September 30, 2012, the total unrecognized compensation cost of $54 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.4 years. As of September 30, 2012, the total unrecognized compensation cost of $3 million related to unvested stock option grants is expected to be recognized over a weighted

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

average period of approximately 1.1 years.

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	41	45	23	24	64	69
Expected return on plan assets	(30)	(39)	(24)	(28)	(54)	(67)
Settlement charge	—	—	1	1	1	1
Amortization of:
Prior service cost	—	—	4	2	4	2
Actuarial loss	16	34	16	20	32	54
Net benefit cost	$27	$40	$23	$22	$50	$62

Components of net periodic benefit cost for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Net service cost	$—	$—	$10	$11	$10	$11
Interest cost	119	136	62	69	181	205
Expected return on plan assets	(86)	(117)	(72)	(83)	(158)	(200)
Settlement charge	—	—	1	2	1	2
Amortization of:
Prior service cost	—	—	6	4	6	4
Actuarial loss	42	92	46	52	88	144
Net benefit cost	$75	$111	$53	$55	$128	$166

The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants where, as of January 1, 2012, the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our ongoing accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension plan and our largest U.K. plan beginning in the first quarter of 2012.
On July 31, 2012, the Company announced phase two of its pension strategy. This phase consists of making a contribution to the Company's U.S. qualified pension plan with funds raised through a capital market borrowing, and offering a voluntary lump sum payment option to certain former employees who are deferred vested participants of the U.S. pension plan who have not yet started monthly payments of their pension benefit. During the third quarter of 2012, the Company completed the offering of its senior unsecured notes and a portion of the proceeds were used to fund a $500 million discretionary contribution. The voluntary lump sum payment offer is expected to close during the fourth quarter of 2012.
The income from the postretirement plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Interest cost	$—	$—	$1	$1
Amortization of:
Prior service benefit	(4)	(4)	(13)	(13)
Actuarial loss	—	—	2	2
Net postretirement income	$(4)	$(4)	$(10)	$(10)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net service cost	$5	$5	$16	$18
Interest cost	3	3	8	8
Amortization of:
Prior service cost	(2)	(1)	(5)	(8)
Actuarial loss	2	4	8	11
Net benefit cost	$8	$11	$27	$29
Restructuring severance cost	—	6	(1)	6
Total postemployment cost	$8	$17	$26	$35

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

Employer Contributions

Pension For the three months ended September 30, 2012, NCR contributed approximately $17 million to its international pension plans, $515 million to its U.S. qualified pension plan and $2 million to its executive pension plan. For the nine months ended September 30, 2012, NCR contributed approximately $56 million to its international plans, $542 million to its U.S. qualified pension plan and $6 million to its executive pension plan. In 2012, NCR anticipates contributing a total of $542 million to the U.S. qualified pension plan; an additional $64 million to its international pension plans for a total of $120 million; and an additional $4 million to its executive pension plan for a total of $10 million.

Postretirement For the three and nine months ended September 30, 2012, NCR contributed $1 million and $4 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $7 million in 2012.

Postemployment For the three and nine months ended September 30, 2012, NCR contributed approximately $12 million and $25 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $35 million to its postemployment plans for a total of $60 million in 2012.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2012 cannot currently be

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

reasonably determined, or are not currently considered probable.

As previously disclosed in the Company's Current Report on Form 8-K filed on August 14, 2012 (the "August 14 Form 8-K"), NCR has received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations relate to the Company's compliance with the Foreign Corrupt Practices Act and federal regulations that prohibit companies from engaging in certain activities in Syria. NCR takes all allegations of this sort seriously and promptly retained experienced outside counsel and began an internal investigation that is underway. The goal of the investigation is to refute those allegations that are untrue and to take appropriate remedial action with respect to allegations that may be true. NCR has ceased operations in Syria, which were commercially insignificant, notified the U.S. Treasury Department, Office of Foreign Assets Control ("OFAC") of potential apparent violations and is taking other measures consistent with OFAC guidelines. The Securities and Exchange Commission is conducting an investigation and issued a subpoena to the Company related to the Foreign Corrupt Practices Act, including matters related to the whistleblower allegations reported in the August 14 Form 8-K. The Company has also, upon request, voluntarily provided copies of the whistleblower allegations to the United States Attorney's Office for the Northern District of Georgia, where the Company is headquartered. The Company is cooperating fully with the authorities with respect to all of these matters.

On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board has formed a Special Committee to investigate these matters, and that Special Committee has also separately retained experienced outside counsel.

The United States Department of Justice is conducting an investigation regarding the propriety of the Company's former Teradata Data Warehousing business's arrangements and understandings with others in connection with certain federal contracts. In connection with the spin-off of Teradata on September 30, 2007, the responsibility for this matter, together with the related reserve, was distributed to Teradata Corporation. While the Company may be subject to ostensible exposure inasmuch as it was the contracting party in the matter at issue, Teradata Corporation is generally obligated to indemnify the Company for any losses arising out of this matter.

A separate portion of the government's investigation relates to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company's General Services Administration Federal Supply Schedule and to whether certain subsequent price reductions were properly passed on to the government. Both Teradata Corporation and the Company are participating in this aspect of the investigation, with respect to certain products and services of each of them, and each will assume financial responsibility for its own exposures, if any, without indemnification from the other. At this time, the Company is unable to determine whether it has probable liability with respect to this aspect of the investigation.

In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL sought appellate review of that ruling; that appeal was decided in favor of 7-Eleven and Cardtronics in 2012, and ATL's motion for reconsideration of that decision was denied in the third quarter of 2012. (There are further proceedings to occur in the trial court on the indemnified companies' counterclaims against ATL, such that the case is not fully resolved, although ATL's claims of infringement have now been fully adjudicated.) ATL contended that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit has been consolidated with the first case.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009. The LLC entered into a remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company has funded the LLC's operations on a regular basis tied to the remediation schedule, consistent with the Company's Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company's note, originally $20 million, is now approximately $15 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR and API share a portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which was subsequently confirmed as a judgment, both arising out of the previously referenced 1978 sale of certain facilities located on the Fox River. The agreement and award result in a 45% share for NCR of the first $75 million of such costs-a threshold that was reached in 2008-and a 40% share for amounts in excess of $75 million.

In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River (the “allocation litigation”). A number of counterclaims seeking contribution under CERCLA and under various state law theories were filed against NCR and API. On September 23, 2008, the court issued a Case Management Decision and Scheduling Order setting a “Phase I trial” limited to the questions of (i) when each party knew or should have known that recycling NCR-brand carbonless copy paper would result in the discharge of PCBs to a waterbody, thereby risking environmental damage; and (ii) what, if any, actions each party took upon acquiring such knowledge to avoid the risk of further PCB contamination. The court's order also limited initial discovery proceedings to the same questions.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments' potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved. A trial in that case took place in February 2012 to address the primary remaining issues in the case, including whether the Company has so-called "arranger" liability in the portion of the Fox River that is upriver of the area where the Company's former facilities were located, the amount of certain insurance setoffs to be applied to the counterclaims, and the amount of recoverable counterclaim damages. The trial was to the court, without a jury.

On July 3, 2012, the Wisconsin federal court issued its ruling on the issues that were the subject of the February 2012 trial. The court ruled in NCR's favor on the issue of “arranger” liability as applied to Operable Unit 1 of the Fox River, and held, among other things, that the Company's predecessor companies at the Fox River did not, in the sale of carbonless copy paper “broke,” intend to arrange for the disposal of hazardous substances. The court issued other rulings regarding insurance offsets and certain aspects of counterclaim damages. The ruling required no additions to the Company's Fox River reserve. There remain certain issues to be resolved in the federal district court before a final judgment can be issued, including the treatment of certain claims under state law and other matters not resolved in the July 3, 2012 order. When a final judgment is entered, the Company will pursue an appeal to the United States Court of Appeals for the Seventh Circuit with respect to certain of the court's orders, including the orders of December 2009 and February 2011. See Note 15, "Subsequent Events," for additional information related to this matter.

On October 14, 2010, the Governments filed a lawsuit (the "Government enforcement action") in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government enforcement action seeks payment of the Governments' unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight 2007 Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in the Government enforcement action that were not previously contemplated in the Company's Fox River reserve, as discussed herein. In May 2012 the federal court set a trial date of December 3, 2012 for the first phase of the Government enforcement action, in which the parties will litigate the Governments' request for a declaration that all recipients of the 2007 Order must comply with its terms (other than the terms relating to reimbursement of Government response costs, which will be deferred to a subsequent phase).

In March 2012, API, by virtue of its majority voting interest in the LLC, caused the LLC to decline to execute the 2012 remedial action work plan that the Company had submitted to the Governments. The Company had prepared the work plan with the remediation contractor after API, through the LLC, had caused that task to be removed from the contractor's agreed scope of work. Later in March 2012, the federal government filed a motion requesting that the Wisconsin federal court issue a preliminary injunction to compel, in 2012, both API and the Company to perform a greater amount of remediation work than was called for by that plan. Following both the April 10, 2012 decision discussed below and an evidentiary hearing on the federal government's motion, the court issued an injunction against the Company on April 27, 2012, requiring remediation to be conducted in 2012, and to be conducted at the level of work requested by the Governments. The Company appealed that decision to the United States Court of Appeals for the Seventh Circuit and argued the appeal on June 4, 2012. That court affirmed the district court's decision on August 3, 2012.

On April 10, 2012, the court granted API's motion for reconsideration in connection with its motion for summary judgment in the Government enforcement action, and ruled that API did not have direct liability to the Governments under CERCLA, without disturbing API's continuing obligation to pay under the above-referenced agreement, arbitration award and judgment. Accordingly, the court dismissed the Governments' claims against API. API has sought to withdraw from the LLC as a result of this decision. API and the Company disagree whether the court's decision allows API to withdraw from the LLC. Notwithstanding that disagreement, the Company is complying with the injunction referenced above, and is funding the full cost of 2012 remediation activity through the LLC, while seeking payment from API under the referenced agreement and award. Demands for such payment were made to API in the second and third quarters of 2012, with a total amount due, as of September 30, 2012, of approximately $29 million; the Company expects to make further demands of API as future obligations become due. The Company asked the Wisconsin federal court to enforce the prior arbitration award with respect to this issue and to order that API make these payments, and in a ruling in September 2012 the court declined to do so, observing that while “the arbitration award set in stone the 60% figure” (referring to API's 60% payment obligation discussed herein), the amount to which the 60% obligation would apply “must be determined through agreement of the parties or some other means.” As a

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

result, the Company has commenced formal dispute resolution procedures against API under the 1998 agreement referenced above. In connection with the dispute, the Company notes that in public filings in July 2012, API stated that the Wisconsin federal court's rulings “do not affect Appleton's rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2006 [sic] arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of Appleton's liability under the [a]rbitration is $42.5 million which represents Appleton's best estimate of amounts to be paid during the next twelve months.” The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR with respect to the Fox River.

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

The extent of NCR's potential liability remains subject to many uncertainties. NCR's eventual remediation liability-which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades-will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the remaining segments of the river; (2) the total natural resource damages for the site; (3) the share NCR (and, whether directly or indirectly, API) will bear of future clean-up costs and natural resource damages; (4) the share of NCR's payments for such clean-up costs and natural resource damages that API or another co-obligor, B.A.T Industries (discussed below), will bear; and (5) NCR's transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the Government enforcement actions. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.

For the first factor described above, NCR utilizes a best estimate of $852 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $852 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 15% contingency for probable cost overruns based on historical experience; an estimate for the Governments' future oversight costs; an amount for the Governments' past oversight costs; an estimate for long-term monitoring extending over several decades; an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the Company's share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses. A range of reasonably possible outcomes with respect to total cost is difficult to state, but if the portion of the cost estimate relating to the contingency for cost overruns and unexpected expenses were twice our estimate, the total cost would increase to approximately $898 million.

Second, for total natural resource damages (NRD), NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government indicated, in a 2009 filing in a PRP's bankruptcy proceeding, that claims for NRD could be as high as $382 million. The Government enforcement action filed in October 2010 does not set forth a particular amount for the NRD claim.

Third, for the NCR share of NRD, which is discussed above, NCR uses a best estimate. In a ruling dated September 30, 2011, the Wisconsin federal court ruled that the defendants in the allocation litigation could seek recovery against NCR and API for overpayments of NRD. Whether the federal government is entitled to NRD recovery on behalf of NRD trustees is an issue that is not expected to be determined before 2013 or 2014, when that phase of the Government enforcement action is reached.

The NCR share of remaining clean-up costs is expected to be determined in the allocation litigation (including appeals) or possibly in or as a result of the Government enforcement action filed in October 2010. NCR has modified the basis previously used for this component of the reserve (in the past, the Company used the low end of a range of outcomes, based primarily on the proximity of areas to be remediated to the locations at which PCBs were released into the river). In light of the Wisconsin federal court's December 16, 2009, February 28, 2011,April 10, 2012, and July 3, 2012 rulings described above, NCR's reserve at September 30, 2012 assumed that NCR (subject to the obligations of its co-obligors and indemnitors discussed below) will be responsible for

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

the full extent of the cleanup activities in OUs 2 through 5, which the Company considers a best estimate, and for the counterclaim damages determined in the February 2012 trial.

The reserve may be further adjusted, to reflect either any offsets that the court determines to apply to the defendants' counterclaims to account for insurance recoveries they have received or agreements among the parties with respect to that topic; the court's ruling left this issue undecided. The Company and GP had settled and stipulated to the amount of insurance offset applicable to GP's counterclaims. The Company will seek to overturn the trial court's prior summary judgment rulings on appeal and believes that the NCR allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR (and, indirectly, API) will pay for the full extent of the remaining cleanup. NCR's reserve does not at present assume any payments or reduction of exposure based either on the forthcoming appeal or on Government enforcement against the other 2007 Order recipients or defendants.

Fourth, for the payment by API of its share of payments made by NCR, as discussed above relative percentage shares were established by a 1998 agreement between NCR and API and by a subsequent award in a 2005 allocation arbitration, which was subsequently confirmed as a judgment. (The 1998 agreement and the 2005 arbitration award resolved disputes that arose out of certain agreements entered into in connection with the Company's 1978 sale of the facilities on the Fox River to API.) NCR's analysis of this factor assumes that API is financially viable and pays its percentage share. As noted above, in April 2012 the court ruled that API has no direct CERCLA liability to the Governments. The Company believes that the court's ruling on this point has no effect on API's contractual and judgment-based obligations to contribute to NCR's funding for the remediation, nor on the Company's Fox River reserve. API's obligation to NCR is shared on a joint and several basis by a third party, B.A.T Industries p.l.c., which, by virtue of various prior corporate transactions and other agreements not specifically directed to the Fox River matter, is a co-party to the same 1998 agreement and the subsequent arbitration award to which API is a party. This analysis also assumes that B.A.T Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not. As a result of unrelated prior corporate transactions, API itself is indemnified by another company, Windward Prospects Limited, which has funded and managed API's liability to date.

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR's engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR's costs since this matter first arose in 1995 and estimates of what NCR's defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2013 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation and the Government enforcement actions discussed above.

In light of several factors-among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the 2007 Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement actions or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR's various indemnitors and co-obligors; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly-calculation of the Company's Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of September 30, 2012, the net reserve for the Fox River matter was approximately $133 million, compared to $160 million as of December 31, 2011. The decrease in the reserve is due to payments for clean-up activities. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of September 30, 2012 and December 31, 2011, approximately $7 million and $1 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheets. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold. (The agreement governs certain aspects

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

of AT&T Corp.'s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR's estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $79 million as of September 30, 2012 and December 31, 2011, and is deducted in determining the net reserve discussed above. The asset balance can fluctuate not only with respect to total clean-up and other costs, but also with respect to insurance recoveries and certain tax impacts as measured by a contractual formula using prior-year effective tax rates. Such insurance recoveries and tax impacts are netted against the asset in proportions specified under the indemnity agreement (i.e., they typically decrease its amount). Insurance recoveries, whether by judgment or settlement, are the subjects of ongoing litigation, which is now nearly concluded, and have the effect of reducing the Company's expected receipts under the indemnity, and therefore further insurance recoveries are not expected to materially reduce the Company's aggregate expenditures for the Fox River matter. The tax impact within the indemnity calculation is subject to substantial volatility regarding the Company's effective tax rate from year to year, rendering the future tax impacts highly uncertain. When actual payments, net of insurance recoveries and tax impacts, reach the indemnity threshold, the Company expects to commence collection of the related portions of the asset. The Company believes it may achieve this threshold in late 2012.

In connection with the Fox River and other matters, through September 30, 2012, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API, and NCR and API have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.

As of September 30, 2012, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. That remaining company entered into certain stipulations which obviated the need for a trial and caused judgment to be entered against it in the amount of $5 million; the insurance company appealed, and a decision in that appeal was issued in September 2012. The decision clarified, generally in the Company's favor, certain legal questions regarding applicable state law and its interpretation, and remanded the matter for trial. The Company will pursue its claim against this remaining insurance company vigorously.

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

Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in Wisconsin federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The suit does not allege that the Company has made direct discharges into the Kalamazoo River. Substantial litigation over the Kalamazoo River Site took place several years ago in federal courts in Michigan. The Company was not a party to that litigation, and filed a motion to transfer the December 2010 case to the Michigan federal court; that motion was granted in the quarter ended June 30, 2011, and the Michigan federal court has set the case for trial in February 2013. The Company expects to contest the allegations in the GP suit vigorously. As of September 30, 2012, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.

The July 3, 2012 decision by the Wisconsin federal court in NCR's favor with respect to the Company's purported “arranger” liability at the Fox River may have a bearing on the claims and potential claims against the Company at the Kalamazoo River. The Kalamazoo River litigation claims include claims based on alleged “arranger” liability arising from alleged shipments of “broke” claimed to have come from Fox River locations. Certain aspects of broke transactions involving the Fox River locations were the primary focus of the February 2012 trial in the Fox River matter. On July 27, 2012 the Company moved for summary judgment in the Kalamazoo River case based, in part, on the July 3, 2012 ruling in the Fox River matter.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, estimated amounts for attorney and other fees and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity, and to the API/BAT joint and several obligation, are recorded because payment is considered probable and is supported by contractual agreements and/or public filings.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2012 and December 31, 2011, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2012	2011
Warranty reserve liability
Beginning balance as of January 1	$23	$24
Accruals for warranties issued	32	28
Settlements (in cash or in kind)	(31)	(32)
Ending balance as of September 30	$24	$20

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Amounts attributable to NCR common stockholders:
Income from continuing operations	$58	$23	$163	$87
(Loss) income from discontinued operations, net of tax	(1)	(7)	3	(25)
Net income applicable to common shares	$57	$16	$166	$62
Weighted average outstanding shares of common stock	159.6	157.4	158.9	158.1
Dilutive effect of employee stock options and restricted stock	5.2	2.8	5.1	2.8
Common stock and common stock equivalents	164.8	160.2	164.0	160.9
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.36	$0.15	$1.03	$0.55
From discontinued operations	$—	$(0.05)	$0.01	$(0.16)
Net earnings per share (Basic)	$0.36	$0.10	$1.04	$0.39
Diluted earnings per share:
From continuing operations	$0.35	$0.14	$0.99	$0.54
From discontinued operations	$—	$(0.04)	$0.02	$(0.15)
Net earnings per share (Diluted)	$0.35	$0.10	$1.01	$0.39
Options to purchase approximately 0.3 million and 3.0 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, as well as 1.2 million and 2.5 million for the nine months ended September 30, 2012 and 2011, respectively, were outstanding but were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.
For the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2011, the Company repurchased approximately 3.6 million shares of its common stock for $70 million. Upon repurchase, shares are retired.

11. DERIVATIVES AND HEDGING INSTRUMENTS

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are forecasted, the related foreign exchange contracts

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of September 30, 2012, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of September 30, 2012, the balance in AOCI related to the interest rate swap agreement was a loss of $10 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2012			September 30, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$17
Foreign exchange forward and option contracts	Other current assets	102	1	Other current liabilities	26	1
Total derivatives designated as hedging instruments			$1			$18
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$334	$5	Other current liabilities	$254	$5
Total derivatives not designated as hedging instruments			5			5
Total derivatives			$6			$23

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$560	$9
Foreign exchange forward and option contracts	Other current assets	166	6	Other current liabilities	58	—
Total derivatives designated as hedging instruments			$6			$9
Derivatives not designated as hedging instruments
Foreign exchange forward and option contracts	Other current assets	$114	$—	Other current liabilities	$148	$3
Total derivatives not designated as hedging instruments			—			3
Total derivatives			$6			$12

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2012	For the three months ended September 30, 2011	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2012	For the three months ended September 30, 2011	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Interest rate swap	$(4)	$—	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange forward and option contracts	$(2)	$2	Cost of products	$2	$(2)	Other (expense) income, net	$—	$(1)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Interest rate swap	$(8)	$—	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange forward and option contracts	$(2)	$(10)	Cost of Products	$4	$(4)	Other (expense) income, net	$—	$(1)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Foreign exchange forward contracts	Other (expense) income, net	$—	$—	$2	$(1)
Foreign exchange forward contracts	Cost of products	$(1)	$2	$(6)	$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2012, NCR did not have any major concentration of credit risk related to financial instruments.

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$232	$232	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	6	—	6	—
Total	$248	$242	$6	$—
Liabilities:
Interest rate swap****	$17	$—	$17	$—
Foreign exchange forward and option contracts****	6	—	6	—
Total	$23	$—	$23	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$33	$33	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange forward and option contracts ***	6	—	6	—
Total	$49	$43	$6	$—
Liabilities:
Interest rate swap****	$9	$—	$9	$—
Foreign exchange forward and option contracts****	3	—	3	—
Total	$12	$—	$12	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the nine months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $7 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of September 30, 2012, there was no remaining carrying value of the investment.

No impairment charges or material non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2011.

13. SEGMENT INFORMATION AND CONCENTRATIONS
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

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Revenue by segment
Financial Services	$791	$770	$2,268	$2,091
Retail Solutions	421	466	1,177	1,297
Hospitality(1)	129	36	372	36
Emerging Industries	94	88	271	266
Consolidated revenue	1,435	1,360	4,088	3,690
Operating income by segment
Financial Services	80	81	221	205
Retail Solutions	28	19	58	46
Hospitality(1)	23	5	63	5
Emerging Industries	22	18	66	54
Subtotal - segment operating income	153	123	408	310
Pension expense	50	62	128	166
Other adjustments(2)	14	33	41	34
Income from operations	$89	$28	$239	$110

(1)	A substantial portion of the Hospitality segment's results relate to operations from the acquisition of Radiant in the quarter ended September 30, 2011.

(2)
Other adjustments for the the three months ended September 30, 2012 include $4 million of acquisition related integration costs and $10 million of acquisition related amortization of intangible assets and for the three months ended September 30, 2011 include $24 million of acquisition related transaction costs, $6 million of acquisition related severance costs and $3 million of acquisition related amortization of intangible assets. Other adjustments for the nine months ended September 30, 2012 include $12 million of acquisition related integration costs and $29 million of acquisition related amortization of intangible assets and for the nine months ended September 30, 2011 include $25 million of acquisition related transaction costs, $6 million of acquisition related severance costs and $3 million of acquisition related amortization of intangible assets.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Product revenue	$712	$677	$1,988	$1,747
Professional and installation services revenue	240	193	649	505
Total solution revenue	952	870	2,637	2,252
Support services revenue	483	490	1,451	1,438
Total revenue	$1,435	$1,360	$4,088	$3,690

14. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment Business, the spin-off of Teradata Data Warehousing (Teradata), the divestiture of our healthcare solutions business and the closure of our Canadian EFT business.

The income (loss) from discontinued operations for the three and nine months ended September 30 was:

In millions	Three months ended September 30, 2012		Three months ended September 30, 2011
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Divestiture of the Entertainment Business	$(2)	$(1)	$(10)	$(7)
Loss from discontinued operations	$(2)	$(1)	$(10)	$(7)

In millions	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	$2	$1	$(3)	$(2)
Divestiture of the Entertainment Business	(9)	(5)	(35)	(24)
Spin-off of Teradata	—	7	—	4
Divestiture of the Healthcare business	—	—	(4)	(2)
Closure of the EFT Canadian business	—	—	(2)	(1)
(Loss) income from discontinued operations	$(7)	$3	$(44)	$(25)

Environmental Matters For the nine months ended September 30, 2012, income (loss) from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter, offset by the accrual of legal fees related to the Kalamazoo matter. Refer to Note 9, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo environmental matters.

Divestiture of the Entertainment Business As described in Note 3, "Acquisitions and Divestitures," on June 22, 2012, we sold certain assets of our Entertainment Business. Beginning in the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment Business have been presented as a discontinued operation. For the nine months ended September 30, 2012, income (loss) from discontinued operations included the results of operations of the Entertainment Business, as well as a $33 million, or $21 million net of tax, gain from the divestiture of the business.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2012 and 2011. For the nine months ended September 30, 2012 and 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Divestiture of our Healthcare Solutions Business In December 2011, we sold our healthcare solutions business. For each period presented, we have included the results of operations and cash flows of the healthcare solutions business as a discontinued operation.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Closure of the Canadian EFT Business In 2011, we closed our Canadian EFT payment processing business. We have included the results of operations and cash flows of the Canadian EFT business as a discontinued operation.

15. SUBSEQUENT EVENTS
Fox River Environmental Matter In a decision issued on October 4, 2012, the Wisconsin federal court ruled in the Company's favor on the remaining state law counterclaims advanced by the defendant PRPs against the Company in the Fox River allocation litigation, and granted the Company summary judgment on pre-emption grounds. The court has asked the parties to confer on and file a proposed final judgment for the allocation case, and to deal with the remaining unresolved issue of insurance offsets applicable to counterclaims, or to advise why agreement cannot be reached.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2012, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 6% from the prior year period;

•	Gross margin improvement continued to be driven by growth in software revenues;

•	Continued to realize the benefits of our cost reduction initiatives; and

•	Implemented phase two of pension strategy by successfully completing high yield bond offering and $500 million contribution to U.S. qualified pension plan, as previously announced.
In the third quarter of 2012, we continued to pursue our core strategic initiatives to provide maximum value to our stakeholders. These strategic initiatives and actions are as follows:

•
Gain profitable share - We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers as well as the shift of the business model to focus on growth of higher margin software and services. We focus on expanding our presence in our core industries, while seeking additional growth by:

◦	penetrating market adjacencies in single and multi-channel self-service segments;

◦	expanding and strengthening our geographic presence and sales coverage across customer tiers through use of the indirect channel; and

◦	leveraging NCR Services and Consumables solutions to grow our share of customer revenue, improve customer retention, and deliver increased value to our customers.

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

•
Pursue strategic acquisitions that promote growth and improve gross margin - We are continually and currently exploring potential acquisition opportunities in the ordinary course of business to identify acquisitions that can accelerate the growth of our business and improve our gross margin mix, with a particular focus on software-oriented transactions. We may fund acquisitions through either equity or debt, including drawings under our senior secured credit facility.

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

•
Enhancing the customer experience - We are committed to providing a customer experience to drive loyalty, focusing on product and software solutions based on the needs of our customers, a sales force enabled with the consultative selling model to better leverage the innovative solutions we are bringing to market, and sales and support service teams focused on delivery and customer interactions. We continue to rely on the Customer Loyalty Survey to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

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

Results from Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table shows our results for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Revenue	$1,435	$1,360
Gross margin	$358	$299
Gross margin as a percentage of revenue	24.9%	22.0%
Operating expenses
Selling, general and administrative expenses	$217	$227
Research and development expenses	52	44
Income from operations	$89	$28

The following table shows our revenues and gross margins from products and services for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Product revenue	$712	$677
Cost of products	536	533
Product gross margin	$176	$144
Product gross margin as a percentage of revenue	24.7%	21.3%
Services revenue	$723	$683
Cost of services	541	528
Services gross margin	$182	$155
Services gross margin as a percentage of revenue	25.2%	22.7%

The following table shows our revenues by theater for the three months ended September 30:

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$712	50%	$636	47%	12%	13%
Europe	371	26%	369	27%	1%	10%
Asia Middle East Africa (AMEA)	352	24%	355	26%	(1)%	2%
Consolidated revenue	$1,435	100%	$1,360	100%	6%	9%

Revenue

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, revenue increased 6% due to higher product sales and services revenue in the Americas theater and higher product sales in the Europe and AMEA theaters. The acquisition of Radiant during the third quarter of 2011 also led to an incremental increase in product sales and services revenue in the Americas theater. Foreign currency fluctuations unfavorably impacted the quarter-over-quarter comparison by 3%. Our product revenue increased 5% and our services revenue increased 6% quarter-over-quarter.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the financial services and hospitality lines of business, partially offset by declines in product sales in the retail solutions line of business. Revenue in the Europe theater increased due to growth in product sales in the hospitality line of business offset by declines in product sales and services revenue in the retail solutions line of business. Revenue in the AMEA theater decreased mainly due to declines in product sales and services revenue in the financial services line of business partially offset by growth in product sales and services revenue in the hospitality and telecommunications and technology lines of business.

Gross Margin

Gross margin as a percentage of revenue in the third quarter of 2012 was 24.9% compared to 22.0% in the third quarter of 2011. Product gross margin in the third quarter of 2012 was 24.7% compared to 21.3% in the third quarter of 2011. Product gross margin was negatively impacted by $4 million of acquisition related amortization of intangibles, or 0.6% as a percentage of product revenue in the third quarter of 2012. Product gross margin was also negatively impacted by $1 million in higher pension expense, or 0.1% as a percentage of product revenue in the third quarter of 2012. After considering the effect of these items, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the third quarter of 2012 was 25.2% compared to 22.7% in the third quarter of 2011. Services gross margin was positively impacted by $8 million in lower pension expense, or 1.1% as a percentage of services revenue, period over period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2012 and 2011 were impacted by certain employee benefit plans as shown below:

	Three months ended September 30
In millions	2012	2011
Pension expense	$50	$62
Postemployment expense	8	17
Postretirement benefit	(4)	(4)
Total expense	$54	$75

During the three months ended September 30, 2012, NCR incurred $50 million of pension expense compared to $62 million in the third quarter of 2011. The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants where, as of January 1, 2012, the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our ongoing accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension plan and our largest U.K. plan beginning in the first quarter of 2012. The decrease in postemployment expense was primarily the result of $6 million of Radiant acquisition related severance costs incurred in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $217 million in the third quarter of 2012 as compared to $227 million in the third quarter of 2011. As a percentage of revenue, these expenses were 15.1% in the third quarter of 2012 compared to 16.7% in the third quarter of 2011. Pension costs included in selling, general and administrative expenses were $14 million in the third quarter of 2012 as compared to $18 million in the third quarter of 2011. Selling, general and administrative expenses in the third quarter of 2012 also included $4 million of acquisition related integration costs and $6 million of acquisition related amortization of intangibles. Selling, general and administrative expenses in the third quarter of 2011 also included $24 million of acquisition related transaction costs, $6 million of acquisition related severance costs and $3 million of acquisition related amortization of intangibles. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $52 million in the third quarter of 2012 as compared to $44 million in the third quarter of 2011. As a percentage of revenue, these costs were 3.6% in the third quarter of 2012 as compared to 3.2% in the third quarter of 2011. Pension costs included in research and development expenses for the third quarter of 2012 and 2011, were $6 million and $7 million, respectively. After considering this item, research and development expenses increased as a percentage of revenue due to continued investment across all lines of business as well as increased spending following the acquisition of Radiant in the third quarter of 2011.

Interest and Other Expense Items

Interest expense was $7 million in the third quarter of 2012 compared to $3 million in the third quarter of 2011. Interest expense increased in the third quarter of 2012 as a result of borrowings under the Company's Secured Credit Facility. Other expense, net was zero in the third quarter of 2012 compared to other expense, net of $1 million in the third quarter of 2011.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $23 million for the three months ended September 30, 2012 compared to expense of $2 million for the three months ended September 30, 2011. The increase in income tax expense was primarily driven by increased income from continuing operations and an unfavorable mix of earnings, partially offset by the $5 million adjustment described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”of the Condensed Consolidated Financial Statements.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the third quarter of 2012, loss from discontinued operations was $1 million, net of tax, related to an additional operating loss from the Entertainment business.

Loss from discontinued operations was $7 million, net of tax, in the third quarter of 2011, which included the operating loss from the Entertainment business.

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

The effect of pension expense on segment operating income, which was $50 million in the third quarter of 2012 and $62 million in the third quarter of 2011, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Revenue	$791	$770
Operating income	$80	$81
Operating income as a percentage of revenue	10.1%	10.5%

Financial Services revenue increased 3% during the third quarter of 2012 as compared to the third quarter of 2011. Revenue growth was primarily generated from higher product sales and services revenue mainly in the Americas theater offset by declines in product sales and services revenue in the AMEA theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 5%.

Operating income was $80 million in the third quarter of 2012 as compared to $81 million in the third quarter of 2011. The slight decrease in the Financial Services operating income was driven by increased mix of revenue from emerging markets and continued investment in services and research and development.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Revenue	$421	$466
Operating income	$28	$19
Operating income as a percentage of revenue	6.7%	4.1%

Retail Solutions revenue decreased 10% during the third quarter of 2012 as compared to the third quarter of 2011. The decrease in revenue was primarily driven by a decline in product sales in the Americas theater and declines in product sales and services revenue in the Europe theater. Further contributing to the decline was the impact from the movement of specialty retail and hospitality accounts between the Retail Solutions segment and the Hospitality segment, as described above. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $28 million in the third quarter of 2012 as compared to $19 million in the third quarter of 2011. The increase in the Retail Solutions operating income was primarily due to the favorable mix of revenue and the movement of accounts, as described above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Revenue	$129	$36
Operating income	$23	$5
Operating income as a percentage of revenue	17.8%	13.9%

The Hospitality segment generated revenue of $129 million in the third quarter of 2012 compared to $36 million in the third quarter of 2011. In each period, the revenue is driven largely by product sales and services revenue in the Americas theater.

Operating income for Hospitality was $23 million in the third quarter of 2012 compared to $5 million in the third quarter of 2011.

The company completed its acquisition of Radiant Systems on August 24, 2011. Because the acquisition was completed during the third quarter of 2011, the revenue and operating income results being reflected for the Hospitality segment are partial, and reflect only the period from August 24, 2011 through the end of the third quarter of 2011.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2012	2011
Revenue	$94	$88
Operating income	$22	$18
Operating income as a percentage of revenue	23.4%	20.5%

Emerging Industries revenue increased 7% during the third quarter of 2012 as compared to the third quarter of 2011. The increase in revenue was driven primarily by higher product sales and services revenue in the AMEA theater partially offset by declines in product sales and services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 3%.

Operating income was $22 million in the third quarter of 2012 and $18 million in the third quarter of 2011. The increase in the Emerging Industries operating income was primarily due to improved product and services mix and lower service delivery costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table shows our results for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Revenue	$4,088	$3,690
Gross margin	$1,013	$797
Gross margin as a percentage of revenue	24.8%	21.6%
Operating expenses
Selling, general and administrative expenses	$619	$562
Research and development expenses	155	125
Income from operations	$239	$110

The following table shows our revenues and gross margins from products and services for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Product revenue	$1,988	$1,747
Cost of products	1,515	1,371
Product gross margin	$473	$376
Product gross margin as a percentage of revenue	23.8%	21.5%
Services revenue	$2,100	$1,943
Cost of services	1,560	1,522
Services gross margin	$540	$421
Services gross margin as a percentage of revenue	25.7%	21.7%

The following table shows our revenues by theater for the nine months ended September 30:

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,041	50%	$1,664	45%	23%	24%
Europe	1,037	25%	1,032	28%	—%	7%
Asia Middle East Africa (AMEA)	1,010	25%	994	27%	2%	4%
Consolidated revenue	$4,088	100%	$3,690	100%	11%	14%

Revenue

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, revenue increased 11% due to higher product sales and services revenue in the Americas theater and higher product sales in the Europe and AMEA theaters. The acquisition of Radiant during the third quarter of 2011 also led to an incremental increase in product sales and services revenue in the Americas theater. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 3%. Our product revenue increased 14% and our services revenue increased 8% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the financial services and hospitality lines of business, partially offset by declines in the retail solutions line of business. Revenue in the Europe theater increased slightly due to growth in product sales in the financial services line of business and growth in product sales and services revenue in the hospitality line of business partially offset by declines in product sales and services revenue in the retail line of business. Revenue in the AMEA theater increased slightly due to growth in product sales and services revenue in the hospitality and retail lines of business.

Gross Margin

Gross margin as a percentage of revenue in the nine months ended September 30, 2012 was 24.8% compared to 21.6% in the nine months ended September 30, 2011. Product gross margin in the nine months ended September 30, 2012 was 23.8% compared to 21.5% in the nine months ended September 30, 2011. Product gross margin was negatively impacted by $14 million of acquisition related amortization of intangibles, or 0.7% as a percentage of product revenue in the nine months ended September 30, 2012. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the nine months ended September 30, 2012 was 25.7% compared to 21.7% in the nine months ended September 30, 2011. Services gross margin was positively impacted by $22 million in lower pension expense, or 1.0% as a percentage of services revenue, period-over-period. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2012 and 2011 were impacted by certain employee benefit plans as shown below:

	Nine months ended September 30
In millions	2012	2011
Pension expense	$128	$166
Postemployment expense	26	35
Postretirement benefit	(10)	(10)
Total expense	$144	$191

During the nine months ended September 30, 2012, NCR incurred $128 million of pension expense compared to $166 million in the nine months ended September 30, 2011. The decrease in pension expense was primarily due to a reduction in amortization of the actuarial losses for plans which have less than 10% active participants, where as of January 1, 2012, the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension plan and our largest U.K. plan beginning in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $619 million in the nine months ended September 30, 2012 as compared to $562 million in the nine months ended September 30, 2011. As a percentage of revenue, these expenses were 15.1% in the nine months ended September 30, 2012 compared to 15.2% in the nine months ended September 30, 2011. Pension costs included in selling, general and administrative expenses were $36 million in the nine months ended September 30, 2012 as compared to $50 million in the nine months ended September 30, 2011. Selling, general and administrative expenses in the nine months ended September 30, 2012 also included $12 million of acquisition related integration costs, $15 million of acquisition related amortization of intangibles and a $5 million gain on the sale of a facility in Scotland. Selling, general and administrative expenses in the the nine months ended September 30, 2011 also included $25 million of acquisition related transaction costs, $6 million of acquisition related severance costs and $3 million of acquisition related amortization of intangible assets. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $155 million in the nine months ended September 30, 2012 as compared to $125 million in the nine months ended September 30, 2011. As a percentage of revenue, these costs were 3.8% in the nine months ended September 30, 2012 as compared to 3.4% in the nine months ended September 30, 2011. Pension costs included in research and development expenses were $16 million in the nine months ended September 30, 2012 and $18 million in the the nine months ended September 30, 2011. After considering this item, research and development expenses increased as a percentage of revenue primarily due to continued investment across all lines of business as well as increased spending following the acquisition of Radiant in the third quarter of 2011.

Interest and Other Expense Items

Interest expense was $24 million in the nine months ended September 30, 2012 compared to $4 million in the nine months ended September 30, 2011. The interest expense recognized in the nine months ended September 30, 2012 is related to borrowings under the Company's Secured Credit Facility. Other expense, net was $7 million in the the nine months ended September 30, 2012 compared to other income, net of $4 million in the nine months ended September 30, 2011. Other expense, net in the nine months ended September 30, 2012 includes an impairment charge of an investment and other income, net in the nine months ended September 30, 2011 included income from the sale of certain patents and a benefit from final settlement of a litigation matter.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented expense of $43 million for the nine months ended September 30, 2012 compared to expense of $21 million for the nine months ended September 30, 2011. The increase in income tax expense was primarily driven by increased income from continuing operations and an unfavorable mix of earnings, offset by a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year and by other favorable changes in uncertain tax positions.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the nine months ended September 30, 2012, income from discontinued operations was $3 million, net of tax, which included a $5 million loss from the Entertainment business which reflects a $21 million after tax gain on the sale of the Entertainment business as well as a $7 million benefit from favorable changes in uncertain tax benefits related to Teradata and a $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

Loss from discontinued operations was $25 million, net of tax, in the nine months ended September 30, 2011, which included a $24 million operating loss from the Entertainment business, a $2 million operating loss from the Healthcare business, a $1 million operating loss from the closure of our Canadian EFT business, and a $2 million net loss from environmental matters offset by a $4 million benefit from favorable changes in uncertain tax benefits related to Teradata.

Revenue and Operating Income by Segment

The description of our operating segments and the exclusion of certain items from segment operating income is discussed in this MD&A under "Revenue and Operating Income by Segment" for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The effect of pension expense on segment operating income, which was $128 million in the nine months ended September 30, 2012 and $166 million in the nine months ended September 30, 2011, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the period.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Revenue	$2,268	$2,091
Operating income	$221	$205
Operating income as a percentage of revenue	9.7%	9.8%

Financial Services revenue increased 8% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Revenue growth was primarily generated from higher product sales and services revenue mainly in the Americas theater and higher product sales in the Europe theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 4%.

Operating income was $221 million in the nine months ended September 30, 2012 as compared to $205 million in the nine months ended September 30, 2011. The improvement in the Financial Services operating income was driven by higher product sales, including an improved mix of software and services revenue slightly offset by continued investment in research and development.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Revenue	$1,177	$1,297
Operating income	$58	$46
Operating income as a percentage of revenue	4.9%	3.5%

Retail Solutions revenue decreased 9% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in revenue was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters, as well as the impact from the movement of specialty retail and hospitality accounts between the Retail Solutions segment and the Hospitality segment, as described above. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $58 million in the nine months ended September 30, 2012 as compared to $46 million in the nine months ended September 30, 2011. The increase in the Retail Solutions operating income was primarily due to the favorable mix of revenue and the movement of accounts, as described above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Revenue	$372	$36
Operating income	$63	$5
Operating income as a percentage of revenue	16.9%	13.9%

The Hospitality segment generated revenue of $372 million in the nine months ended September 30, 2012 as compared to $36 million in the nine months ended September 30, 2011. In each period, the revenue is driven largely by product sales and services revenue in the Americas theater.

Operating income for Hospitality was $63 million in the nine months ended September 30, 2012 compared to $5 million in the nine months ended September 30, 2011.

The company completed its acquisition of Radiant Systems on August 24, 2011. Because the acquisition was completed during the third quarter of 2011, the revenue and operating income results being reflected for the Hospitality segment are partial, and reflect only the period from August 24, 2011 through the end of the third quarter of 2011.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2012	2011
Revenue	$271	$266
Operating income	$66	$54
Operating income as a percentage of revenue	24.4%	20.3%

Emerging Industries revenue increased 2% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in revenue was driven primarily by higher services revenue in the Americas and Europe theaters. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $66 million in the nine months ended September 30, 2012 as compared to $54 million in the nine months ended September 30, 2011. The increase in the Emerging Industries operating income was primarily due to improved product and services mix and lower service delivery costs.

Financial Condition, Liquidity, and Capital Resources
Cash used in operating activities was $280 million in the nine months ended September 30, 2012 and cash provided by operating activities was $114 million in the nine months ended September 30, 2011. The increase in cash used in operating activities was mainly due to a $500 million discretionary contribution to the U.S qualified pension plan in the three months ended September 30, 2012.
NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30:

In millions	2012	2011
Net cash (used in) provided by operating activities	$(280)	$114
Less: Expenditures for property, plant and equipment	(53)	(43)
Less: Additions to capitalized software	(58)	(45)
Net cash used in discontinued operations	(85)	(67)
Free cash flow (non-GAAP)	$(476)	$(41)

The increase in net capital expenditures and capitalized software was due to additional investment following the acquisition of Radiant in the prior year. The cash used in discontinued operations was attributable to the operating loss from the Entertainment business as well as remediation payments related to the Fox River environmental matter. Cash flow from discontinued operations in 2012 excludes cash inflow from investing activities of $98 million, which was primarily driven by the $100 million of proceeds from the sale of the Company's Entertainment business.
Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment.
Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities. During the nine months ended September 30, 2012 and 2011, proceeds from employee stock plans were $23 million and $15 million, respectively. During the nine months ended September 30, 2012, we paid $12 million of tax withholding payments on behalf of employees for stock based awards that vested. During the nine months ended September 30, 2011, we repurchased 3.6 million shares of NCR common stock for $70 million.
On August 22, 2012, we entered into the Incremental Facility Agreement and the Second Amendment to the Secured Credit Facility. The Incremental Facility Agreement relates to, and was entered into pursuant to, the Secured Credit Facility. The Incremental Facility Agreement supplements the amounts available to NCR under the Secured Credit Facility by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available to NCR under the Secured Credit Facility and the Incremental Facility Agreement to $1.7 billion. As of September 30, 2012, the outstanding principal balance of our term loan facility was $850 million and the outstanding principal balance of the revolver facility was zero, which decreased from $140 million as of December 31, 2011 due to net repayments.
On September 17, 2012, we issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022. These notes were sold at 100% of the principal amount and will mature on July 15, 2022. These notes are unsecured senior obligations of the Company and are guaranteed, on an unsecured senior basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the Secured Credit Facility.

We have the option to redeem these notes, in whole or in part, at any time on or after July 15, 2017, at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on July 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2017, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.
The net proceeds of $592 million from this offering were partially used for a $500 million discretionary contribution to our U.S. qualified pension plan pursuant to phase two of our pension strategy, as described below, and the balance was used for general corporate purposes.
During 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management and commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. pension plan by rebalancing the asset allocation to a portfolio substantially composed of fixed income assets by the end of 2012.
On July 31, 2012, the Company announced phase two of its pension strategy. This phase consists of making a contribution to the Company's U.S. qualified pension plan with funds raised through a capital market borrowing, and offering a voluntary lump sum payment option to certain former employees who are deferred vested participants of the U.S. pension plan who have not yet started monthly payments of their pension benefit. During the third quarter of 2012, the Company completed the offering of its senior unsecured notes and, as noted above, a portion of the proceeds were used to fund the discretionary contribution. The voluntary lump sum payment offer is expected to close during the fourth quarter of 2012.
We expect to make contributions to our employee benefit plans of approximately $739 million in 2012 which includes $542 million to the U.S. qualified pension plan, $10 million to the executive pension plan, $120 million to the international pension plans, $60 million to the postemployment plan, and $7 million to the postretirement plan. Refer to Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion.
In 2012, we expect to make approximately $86 million of remediation and other payments related to the Fox River environmental matter, subject to reimbursement claims against our co-obligors, API and BAT, of approximately $40 million. We also expect soon to pass the threshold where indemnity obligations from AT&T and Alcatel-Lucent will be triggered. In addition, our cash flow and free cash flow could be negatively impacted by the timing of payments by API under the 1998 agreement with API and subsequent allocation arbitration, as discussed in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.
Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2012 and December 31, 2011, was $457 million and $365 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of September 30, 2012, our cash and cash equivalents totaled $581 million and our total debt was $1.46 billion. Our borrowing capacity under the term loan and revolver facility was approximately $831 million at September 30, 2012. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2011 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.
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

Contractual and Other Commercial Commitments
The following table outlines changes to our material obligations as of September 30, 2012, on an undiscounted basis, as previously disclosed in our 2011 Form 10-K:

In millions	Total Amounts	2012	2013 - 2014	2015 - 2016	2017 and thereafter
Debt obligations	$1,462	$—	$157	$591	$714
Interest on debt obligations	383	7	105	88	183
Estimated environmental liability payments	240	46	69	57	68
Total	$2,085	$53	$331	$736	$965
For purposes of this table, we used interest rates as of September 30, 2012 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. The amount included for 2012 represents estimated interest expense for the three months ended December 31, 2012. See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to our debt obligations and related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments," of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to our interest rate swap.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2011 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2012.  Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” “outlook,” “intend,” “plan,” “target” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to NCR's anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; strategies and intentions regarding NCR's pension plans; comments about NCR's future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control.

Forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, these other factors, risks and uncertainties include those relating to: domestic and global economic and credit conditions, including the ongoing sovereign debt conditions in Europe, which could impact the ability of our customers to make capital expenditures, purchase our products and pay accounts receivable, and drive further consolidation in the financial services sector and reduce our customer base; other business and legal risks associated with multinational operations; the financial covenants in our Secured Credit Facility and their impact on our financial and business operations; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the adequacy of our future cash flows to service our indebtedness; the variable interest rates borne by our indebtedness and the effects of changes in those rates; shifts in market demands, continued competitive factors and pricing pressures and their impact on our ability to improve gross margins and profitability, especially in our more mature offerings; manufacturing disruptions affecting product quality or delivery times; the effect of currency translation; our ability to achieve targeted cost reductions; short product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; tax rates; ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees, especially in light of continued cost-control measures being taken by the company; availability and successful exploitation of new acquisition and alliance opportunities; our ability to sell higher-margin software and services in addition to our hardware; the timely development, production or acquisition and market acceptance of new and existing products and services (such as self-service technologies), including our ability to accelerate market acceptance of new products and services; changes in Generally Accepted Accounting Principles (GAAP) and the resulting impact, if any, on the company's accounting policies; continued efforts to establish and maintain best-in-class internal information technology and control systems; market volatility and the funded status of our pension plans; the success of our pension strategy; compliance with requirements relating to data privacy and protection; expected benefits related to acquisitions and alliances, including the acquisition of Radiant Systems, Inc., not materializing as expected; uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions, and other factors detailed from time to time in NCR's U.S. Securities and Exchange Commission reports and NCR's annual reports to stockholders. NCR does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $7 million as of September 30, 2012 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the third quarter of 2012 compared to the third quarter of 2011 based on comparable weighted averages for our functional currencies. This had a negative impact of 3% on the third quarter 2012 revenue versus third quarter 2011 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our Secured Credit Facility. The interest rate swap effectively converts the designated portion of the Secured Credit Facility from a variable interest rate to a fixed interest rate instrument. Approximately 66% of our borrowings under the

Secured Credit Facility were effectively on a fixed rate basis as of September 30, 2012. As of September 30, 2012, the net fair value of the interest rate swap was a liability of $17 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $18 million as of September 30, 2012. The increase in pre-tax interest expense for the nine months ended September 30, 2012 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2012, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2012, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

Part I, Item IA ("Risk Factors") of the Company's 2011 Annual Report on Form 10-K includes discussion of material risks related to the Company's business. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2011 Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously described in our 2011 Form 10-K.

Sale of Entertainment. The sale of assets of our entertainment business may expose us to certain post-closing liabilities. On February 3, 2012, we entered into an agreement to sell certain assets of our entertainment line of business to Redbox Automated Retail, LLC (Redbox). Pursuant to the terms of the agreement, as amended on June 22, 2012, and upon the terms and conditions thereof, on June 22, 2012, we completed the disposition of our entertainment line of business to Redbox for cash consideration of $100 million. We remain responsible for pre-closing liabilities of the entertainment business, and are subject to certain indemnification obligations in favor of Redbox for, among other things, breaches of representations, warranties and covenants under the purchase agreement. In addition, we may be subject to liabilities and obligations under and with respect to contracts and assets of the entertainment business that were not transferred to or assumed by Redbox.

Indebtedness. Our substantial level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs. At September 30, 2012, we had approximately $1.46 billion of total indebtedness outstanding. Additionally, at September 30, 2012, we had approximately $831 million of secured debt available for borrowing under our senior secured credit facility. This substantial amount of indebtedness could:

• require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;
• make it more difficult for us to satisfy our obligations with respect to our outstanding notes, including our repurchase obligations;
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

If compliance with our debt obligations, including those under our senior secured credit facility, materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of our senior secured credit facility and the indenture governing our outstanding senior unsecured notes include covenants that could restrict or limit our financial and business operations. Our senior secured credit facility and the indenture governing our outstanding senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

• incur additional indebtedness;
• create liens on, sell or otherwise dispose of our assets;
• engage in certain fundamental corporate changes or changes to our business activities;
• make certain material acquisitions;
• engage in sale-leaseback or hedging transactions;
• repurchase our common stock, pay dividends or make similar distributions on our capital stock;

• repay certain indebtedness;
• engage in certain affiliate transactions; and
• enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

The senior secured credit facility also contains certain affirmative covenants and requires us to comply with financial coverage ratios regarding both our interest expense and our debt relative to our Consolidated EBITDA (as defined in the senior secured credit facility).

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with the covenants in our senior secured credit facility and are unable to obtain a waiver or amendment, an event of default would result, and the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, and require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes equity interests of certain of our domestic and foreign subsidiaries.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful. Our ability to make timely payments of principal and interest on our debt obligations, including our outstanding senior unsecured notes and our obligations under our senior secured credit facility, depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance the debt under our senior secured credit facility will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, which would increase the risks described herein. The agreements relating to our debt, including our outstanding senior unsecured notes and our senior secured credit facility, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under our senior secured credit facility, much of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

In addition, certain types of liabilities are not considered “Indebtedness” under the indenture governing our outstanding senior unsecured notes or our senior secured credit facility, and the indenture governing the senior unsecured notes and the senior secured credit facility do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indenture governing the notes).

Borrowings under our senior secured credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior secured credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings through August 22, 2016, with a notional amount of $560 million that amortizes to $341 million over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

We may not be able to raise the funds necessary to finance a change in control purchase. Upon the occurrence of a change in control under the indenture governing the senior unsecured notes, holders of those notes may require us to purchase their notes.

However, it is possible that we would not have sufficient funds at that time to make the required purchase of notes. We cannot assure the holders of the senior unsecured notes that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes tendered by holders for repurchase upon a change in control. Our failure to repurchase the senior unsecured notes when required would result in an event of default with respect to the notes which could, in turn, constitute a default under the terms of our other indebtedness, if any.

Important corporate events may not constitute a change in control under the indenture governing the senior unsecured notes. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change in control under the indenture governing the senior unsecured notes.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital. Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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
Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand names and could have an adverse effect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2012, approximately $179 million and $31 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.
During the three months ended September 30, 2012, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended September 30, 2012, 113,313 shares were purchased at an average price of $24.15 per share.

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

2.3
First Amendment to Asset Purchase Agreement, dated as of June 22, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (incorporated by reference to Exhibit 2.3 from the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2012).

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

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International, Inc. and Radiant Systems, Inc. as subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 from the NCR Corporation Current Report on Form 8-K filed September 18, 2012).

10.1	Incremental Facility Agreement, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2	Reaffirmation Agreement, dated as of August 22, 2012, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3
Second Amendment, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 and amended as of December 21, 2011, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4
Registration Rights Agreement, dated September 17, 2012, among NCR Corporation, as issuer, NCR International, Inc. and Radiant Systems, Inc. as subsidiary guarantors, and J.P. Morgan Securities, LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.01 from the NCR Corporation Current Report on Form 8-K filed September 18, 2012).

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated October 26, 2012.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated October 26, 2012.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 26, 2012.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	October 26, 2012	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer