Form 10-K/A
period 2011-12-31
NCR CORP
filed 2013-02-14
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K/A
(Amendment No. 1)
____________________
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒        Accelerated Filer    ☐
Non-accelerated filer ☐     (Do not check if a smaller reporting company)    Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☒ No
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $3.0 billion. As of February 14, 2012, there were approximately 158.3 million shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE REGARDING THIS FORM 10 K/A

This Amendment No. 1 to the Annual Report on Form 10-K of NCR Corporation (the "Company") for the fiscal year ended on December 31, 2011, as originally filed on February 28, 2012 (such Annual Report on Form 10-K being referred to as the "Annual Report," and this Amendment No. 1 as "Amendment No. 1"), is being filed solely to correct typographical errors in the EDGAR versions of on Exhibits 31.1, 31.2 and 32 thereto (the "Exhibits"). The original versions of the Exhibits, as reviewed and executed by the Company's Chief Executive Officer and Chief Financial Officer and as retained in paper form in the Company's files, correctly referenced the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, due to uncorrected typographical errors made during the creation of the EDGAR versions of the Exhibits, the Exhibits filed with the Annual Report incorrectly made reference to a Quarterly Report on Form 10-Q of the Company, rather than to an Annual Report on Form 10-K. The Company is filing this Amendment No. 1 to ensure that correct versions of the certifications of the Company's Chief Executive Officer and Chief Financial Officer as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2001 are included with the Annual Report in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on February 28, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Index

3. Exhibits: See Index of Exhibits below for a listing of all exhibits to this amended Annual Report on Form 10-K.

(b) Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

2.1	Separation and Distribution Agreement, dated as of August 27, 2007 between NCR Corporation and Teradata Corporation (Exhibit 2.1 to the Form 10 of Teradata Corporation (the “Teradata Form 10”)).

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

10.24.1	Form of 2010 Stock Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.24.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.25	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.26	Letter Agreement with John Bruno dated October 27, 2008 (Exhibit 10.8 to the First Quarter 2010 Quarterly Report). *

10.27	Letter Agreement with Peter Leav dated December 28, 2008 (Exhibit 10.9 to the First Quarter 2010 Quarterly Report). *

10.28	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

10.29	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.29.1	First Amendment to NCR Corporation 2011 Economic Profit Plan. **

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

21	Subsidiaries of NCR Corporation. **

23.1	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.
* Management contracts or compensatory plans/arrangements
** Previously included with the Company's Annual Report on Form 10-K, as filed with the SEC on February 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 13, 2013	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer