Form 10-K
period 2012-12-31
NCR CORP
filed 2013-03-04
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $3.6 billion. As of February 12, 2013, there were approximately 163.7 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2012 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

FOWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” “anticipate,” “outlook,” “intend,” “plan,” “target,” “believe,” “estimate,” “forecast,” “pursue,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to our anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; comments about our future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions and involve a number of known and unknown risks and uncertainties, many of which are outside our control. These forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties including those listed in Item 1A "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the filing date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Item 1.        BUSINESS
General
NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

Businesses
NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, telecommunications and technology industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices (POS), as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We complement these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

Industries Served
NCR provides specific solutions for customers in a range of industries such as financial services, retail, hospitality, travel, telecommunications and technology. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

Company History
NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. Subsequently, on December 31, 1996, AT&T distributed all of its interest in NCR to its stockholders. NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR”.

On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to its stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007.

Significant Transactions
On June 22, 2012, we completed the disposition of our Entertainment business to Redbox Automated Retail, LLC (“Redbox”) for cash consideration of $100 million pursuant to an Asset Purchase Agreement dated February 3, 2012 and amended as of June 22, 1012 between NCR and Redbox.

On September 17, 2012, we completed the offering of $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022. The net proceeds of $592 million from this offering were used for a $500 million discretionary contribution to the U.S. qualified pension plan during the third quarter of 2012 and a subsequent $100 million discretionary contribution to the U.S. qualified pension plan made during the fourth quarter of 2012. In the third quarter of 2012, we also offered a voluntary lump sum payment option to certain former employees who were deferred vested participants of the U.S. qualified pension plan who had not yet started monthly payments of their pension benefit. We completed the voluntary lump sum payment offer during the fourth quarter of 2012, and recorded a $119 million settlement charge in connection with the offer.

On November 28, 2012, we entered into a definitive Agreement and Plan of Merger to acquire Retalix, Ltd. (Retalix), a leading global provider of innovative retail software and services for a cash purchase price of $30.00 per Retalix share, representing an aggregate cash purchase price of approximately $800 million or approximately $650 million, net of cash acquired. In December 2012, following the announcement of the Retalix acquisition, we completed the offering of $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 to help finance the acquisition. On February 6, 2013, we completed the acquisition of Retalix.

Operating Segments
We categorize our operations into four reportable segments: Financial Services, Retail Solutions, Hospitality (formerly Hospitality and Specialty Retail), and Emerging Industries. As of January 1, 2012, the specialty retail customer accounts that were formerly part of the Hospitality and Specialty Retail segment were included in the Retail Solutions segment, and the hospitality customer accounts that were formerly part of the Retail Solutions segment were included in the Hospitality segment. As a result, the former Hospitality and Specialty Retail segment was renamed Hospitality. Prior period information has not been reclassified to conform to the current period presentation, as the change was not considered material.

The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 12, "Segment Information and Concentrations," of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Other Financial Products
We provide financial institutions, retailers and independent deployers with financial-oriented self-service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ self-service ATM software application suite (providing ATM management systems) and cash management and video banking software, as well as consulting services related to ATM security, software and bank branch optimization. ATM and other financial product solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement and bill payment (including mobile bill payment). These solutions help enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

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

Self-Service Kiosks
We provide self-service kiosks to the retail, hospitality and travel and gaming industries. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding (our self-service retail software application that helps customers easily locate products or navigate through large, complex buildings and campuses), bill payment and gift registries. We provide self-check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. Our kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs.

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

Services
Services are an essential and integrated component of NCR’s complete solution offerings. We provide maintenance and support services for our product offerings and also provide other services including site assessment and preparation, staging, installation and implementation, systems management and complete managed services. We provide Predictive Services, a managed services offering, which is designed to predict and address information technology issues quickly before they happen.

We also offer a range of software and services such as Software as a Service, hosted services, and online, mobile and transactional services and applications such as bill pay and digital signage. In addition, we are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors and servicing third-party computer hardware from select manufacturers who value and leverage our global service capability.

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

We provide self-service kiosk and POS solutions to the retail, hospitality and travel and gaming industries. Retail customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores and petroleum outlets. Hospitality customers include restaurants and food service providers, and sports and entertainment venues (including stadiums, arenas and cinemas). Travel and gaming customers include airlines, airports, car rental companies, hotel/lodging operators and casinos. Self-service kiosk and POS solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels. We have focused our investments and resources on self-service technologies with expanded offerings to include self-ticketing and mobile check-in for the travel industry.

Our imaging solutions primarily serve the financial services industry worldwide, with the primary focus on banks. We have historically distributed most of our imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors.

Our consumables products are sold to the financial services, retail and hospitality industries as well as to customers involved in transportation and manufacturing. These products are also sold through a direct sales force as well as through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers as well as through telemarketing and the Internet.

We provide service and support for our products and solutions through service contracts with our customers. We have also established managed service contracts with key customers and continue to pursue additional managed service relationships. Longer term managed service arrangements can help improve the efficiency and performance of the customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also service competing technologies—for example, ToshibaTec retail technologies and Diebold ATMs. The primary sales channel for our services is our direct sales teams, which exist across all geographies. Our services professionals provide these services directly to end customers.

Competition
In the financial services industry, we face a variety of competitors, including Diebold, Wincor Nixdorf GmbH & Co. (Wincor) and Hyosung, as well as many other regional firms, across all geographies. The primary factors of competition can vary, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s support and consulting services.

We face a variety of competitors in the retail and hospitality industries across all geographies. We believe that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. Our competitors vary by market segment, product, service offering and geographic area, and include ToshibaTec, Wincor, Fujitsu, Hewlett-Packard, Dell, Honeywell, Micros Systems, Verifone and Datalogic, among others.

We face a diverse group of competitors in the travel and gaming industries. Competition in the travel industry includes IBM, SITA and IER. In the gaming industry, our key competitors are IBM, Wincor and Cummins.

We face competition for services from other technology and service providers, as well as from independent service operators, in all geographies where we operate around the world. The primary services competitors are the companies identified in the descriptions of our other solutions. Global technology providers are becoming more focused on services as a core business strategy. We also compete with a range of smaller regional and local service companies across our various geographies.

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

We face competition in the financial services industry for imaging solutions across all geographies. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s support and consulting services. Our competitors vary by product, service offering and geographic area, and include FIS and Unisys Corporation, among others.

Research and Development
We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs and consumer preferences. Our expenses for research and development were $219 million in 2012, $176 million in 2011, and $156 million in 2010. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, "Description of Business and Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks
NCR seeks patent protection for its innovations and improvements associated with its products, services, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,425 patents in the U.S. and numerous others in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing programs. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

NCR has registered certain trademarks and service marks in the U.S. and in a number of foreign countries. NCR considers the “NCR” and NCR logo marks and many of its other trademarks and service marks to be valuable assets.

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

Manufacturing and Raw Materials
In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions.

We manufacture our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS/Display terminals, printers, bar code scanners and various other kiosks.

Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Product Backlog

Our backlog at December 31, 2012, was approximately $1.1 billion, compared with backlog of approximately $1.0 billion at December 31, 2011. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenues derived from our growing service-based business as well as the hospitality line of business, for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenues for any future period.

Employees
On December 31, 2012, NCR had approximately 25,700 employees and contractors.

Environmental Matters
Compliance with Federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state, and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of March 1, 2013) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	49	Chairman of the Board, Chief Executive Officer and President
John G. Bruno	48	Executive Vice President and Chief Technology Officer
Jennifer M. Daniels	49	Senior Vice President, General Counsel and Secretary
Peter A. Dorsman	57	Executive Vice President and Chief Quality Officer
Robert P. Fishman	49	Senior Vice President and Chief Financial Officer
Peter A. Leav	42	Executive Vice President and President, Industry and Field Operations
Andrea L. Ledford	47	Senior Vice President and Chief Human Resources Officer
Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti, is NCR's Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at International Business Machines Corporation, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Sprint Nextel Corporation, and is a member of its Compensation and Finance Committees. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University. Mr. Nuti became a director of NCR on August 7, 2005.

John G. Bruno became Executive Vice President and Chief Technology Officer on November 1, 2011. Before assuming this position, he was Executive Vice President, Industry Solutions Group, from November 29, 2008 to October 31, 2011. Prior to joining NCR, Mr. Bruno was a Managing Director at The Goldman Sachs Group, Inc., a global investment banking, securities and investment management firm, from August 2007 to November 2008. Prior to this position, he was Senior Vice President - General Manager, RFID Division, at Symbol Technologies, Inc., an information technology company, from June 2005 through February 22, 2006. Mr. Bruno was Symbol Technologies' Senior Vice President, Corporate Development from May 2004 to June 2005, and was Symbol Technologies' Senior Vice President, Business Development, and Chief Information Officer, from November 2002 to May 2004.

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

Peter A. Dorsman became Executive Vice President and Chief Quality Officer in June 2012. Before assuming this position, he was Executive Vice President, Industry Solutions Group and Global Operations. Mr. Dorsman leads NCR Services, which is ranked by Gartner as a Top Ten Global Support Services Provider. Mr. Dorsman is also responsible for NCR's Customer Experience/Continuous Improvement and Quality. Previously, he was Senior Vice President, Global Operations from January 1, 2008 to October 31, 2011 and was Vice President and General Manager of NCR's Systemedia Division, now named NCR Interactive Printer Solutions, from April 17, 2006 to December 31, 2007. Prior to joining NCR, Mr. Dorsman served in several roles with The Standard Register Company, a provider of information solutions, including as its Executive Vice President and Chief Operating Officer responsible for the day-to-day operations of the company. Before his role at Standard Register, Mr. Dorsman served for nearly 20 years at NCR in various marketing and sales leadership roles, including vice president of worldwide industry marketing. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

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

Peter A. Leav became Executive Vice President and President, Industry and Field Operations in June 2012. Before assuming this position, he was Executive Vice President, Global Sales, Professional Services and Consumables from November 1, 2011 to June 2012. Previously, he was Senior Vice President, Worldwide Sales, from January 29, 2009 to October 31, 2011. Prior to joining NCR, he was Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, and Vice President and General Manager for Motorola from December 2007 to November 2008. Prior to this position, Mr. Leav was Vice President of Sales for Motorola from December 2006 to December 2007. From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004.

Andrea L. Ledford became Senior Vice President and Chief Human Resources Officer, in June 2012. Prior to assuming this title, Ms. Ledford was Senior Vice President, Human Resources. She served as Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., an information technology company, from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, in EMEA, Asia/Pacific and Latin America.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that NCR files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2013 Annual Meeting of Stockholders (the 2013 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations
3097 Satellite Boulevard
Duluth, GA 30096
Phone: 800-255-5627
E-Mail: investor.relations@ncr.com
Website: http://investor.ncr.com

NCR's website, www.ncr.com, contains a significant amount of information about NCR, including financial and other information for investors. NCR encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of NCR's website are not incorporated by reference on this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

Item 1A.    RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition, results of operations, could cause actual results to differ materially from our expectations and projections, and could cause the market value of our stock to decline. You should consider these risk factors when reading the rest of this Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this document. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline.

Economic Pressures. Our business may be negatively affected by global economic and credit conditions. Our business has been, and will continue to be, sensitive to the strength of, and change in, domestic and global economic and credit conditions. The strength of global economic and credit conditions depends on a number of factors, including consumer confidence, unemployment levels, interest rates and the effects of government actions to address sovereign debt issues, improve global credit markets and generally stimulate economic growth. Recently, concerns over the European sovereign debt crisis and an uneven global economic recovery, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across different geographies.

A negative economic climate could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products or services. Additionally, if customers in the financial services sector respond to a negative economic climate by further consolidation, it could further reduce our base of potential customers in the financial services industry. Our retail and hospitality customers also could face continuing fluctuations in consumer confidence and, as a result, could be impacted by weak consumer spending. This could, in turn, result in increased financial pressures that could impact the capital expenditures of our retail and hospitality customers and, potentially, the ability of certain retail and hospitality customers to pay accounts receivable owed to NCR. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness. Our substantial level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2012, we had approximately $1.96 billion of total indebtedness outstanding. Additionally, at December 31, 2012, we had approximately $833 million of secured debt available for borrowing under our senior secured credit facility. This level of indebtedness could require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities; make it more difficult for us to satisfy our obligations with respect to our outstanding notes, including our change in control repurchase obligations; limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all; limit our ability to adjust to changing economic, business and competitive conditions; place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing; make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our debt obligations, including those under our senior secured credit facility and our senior unsecured notes, materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of our senior secured credit facility and the indentures for our senior unsecured notes include financial and other covenants that could restrict or limit our financial and business operations. Our senior secured credit facility and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness or issue redeemable preferred stock;

•	create or incur liens on, or sell or otherwise dispose of, our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain investments or restricted payments;

•	engage in sale-leaseback or hedging transactions;

•	repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•	repay other indebtedness;

•	engage in certain affiliate transactions;

•	enter into agreements that restrict, or incur restrictions on, our subsidiaries' ability to create liens, pay dividends or make loan repayments; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

The senior secured credit facility and the indentures also contain certain affirmative covenants, and the senior secured credit facility requires us to comply with financial coverage ratios regarding both our interest expense and our debt relative to our EBITDA (as defined in the senior secured credit facility).

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions.

If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. Upon an event of default under the senior secured credit facility, the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, and require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes equity interests of certain of our domestic and foreign subsidiaries. Upon an event of default under the indentures, the trustee or holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

In connection with the issuances of the senior unsecured notes, we also entered into registration rights agreements that require us to file a registration statement with respect to an offer to exchange each of the notes for a new issue of our debt securities registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the notes (except for the provisions relating to the transfer restrictions and payment of additional interest). If we fail to satisfy our exchange obligations under the registration rights agreement will we be required to pay additional interest to the holders of the notes under certain circumstances.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful. Our ability to make timely payments of principal and interest on our debt obligations under our senior secured credit facility and senior unsecured notes depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance the debt under our senior secured credit facility or senior unsecured notes will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on the debt under our senior secured credit facility or our senior unsecured notes, we will be in default. Upon such a default, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure such indebtedness, which includes equity interests of certain of our domestic and foreign subsidiaries, and the lenders or the trustee and note holders, as applicable, could declare all outstanding principal and interest to be due and payable under the senior secured credit facility and the senior unsecured notes, respectively, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described herein. The agreements relating to our debt, including our senior secured credit facility and the indentures governing our senior unsecured notes, limit but do not prohibit our ability to incur substantial additional debt. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit facility or the indentures governing our senior unsecured notes, and the senior secured credit facility and indentures do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indentures). Accordingly, we could incur significant additional debt or similar liabilities in the future, including additional debt under our senior secured credit facility, much of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

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

We may not be able to raise the funds necessary to finance a required change in control purchase of our senior unsecured notes. Upon the occurrence of a change in control under the indentures governing our senior unsecured notes, holders of those notes may require us to purchase their notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of notes. We cannot assure the holders of the senior unsecured notes that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes tendered by holders for repurchase upon a change in control. Our failure to repurchase the senior unsecured notes when required would result in an event of default with respect to the notes which could, in turn, constitute a default under the terms of our other indebtedness, if any.

Important corporate events may not constitute a change in control under the indentures governing our senior unsecured notes. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change in control under the indentures.

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

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the technology industry, such as: IBM, Hewlett-Packard, Diebold, Wincor, Hyosung, ToshibaTec, Micros, Fujitsu and Unisys, some of which have more widespread distribution and market penetration for their platforms and service offerings. In addition, we compete with companies in specific market segments, such as entry-level ATMs, imaging solutions, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures (particularly in the ATM marketplace);

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India, China, Brazil and Russia;

•	exploit opportunities in emerging vertical markets, such as travel and telecommunications and technology;

•
rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;

•	react on a timely basis to shifts in market demands;

•	compete in reverse auctions for new and continuing business;

•	reduce costs without creating operating inefficiencies or impairing product or service quality;

•	maintain competitive operating margins;

•	improve product and service delivery quality; and

•	effectively market and sell all of our diverse solutions.

Our business and operating performance also could be impacted by external competitive pressures, such as increasing price erosion and the entry of new competitors into our existing product and geographic markets. In addition, our customers sometimes finance our product sales through third-party financing companies, and in the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, competing with NCR and impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Manufacturing. We manufacture advanced ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. If we develop or experience problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base or otherwise, we could experience business interruption that could negatively impact our business and operating results.

Seasonality. Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. These factors, among other things, may adversely affect our ability to manage working capital, make our forecasting process more difficult and impact our ability to predict financial results accurately.

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

Cost/Expense Reductions. Our success in achieving targeted cost and expense reductions through our continuous improvement and other similar programs depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component costs, improve supply chain efficiencies and optimize the efficiency of our customer services and professional services consulting resources. If we do not successfully execute on our cost and expense reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Contractual Obligations for Consulting Services. Our contracts for professional services consulting work may contemplate that services will be performed over multiple periods. Our profitability under those contracts is largely a function of performing our contractual obligations within the estimated costs and time periods specified. If we exceed these estimated costs or cannot otherwise complete the contracted services within the specified periods, our profitability related to these contracts could be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions, Divestitures and Alliances. As part of our strategy, we intend to selectively acquire and divest technologies, products and businesses, either through acquisitions, investments, joint ventures, strategic alliances, or divestitures. As these acquisitions, divestitures and alliances occur and we begin to include or exclude, as the case may be, the financial results related to these transactions our operating results could fluctuate materially, depending on the size and nature of the transactions. In addition, our operating results may be adversely affected if we are unable to properly integrate future acquisitions or if investments or alliances do not perform up to, or meet, our original expectations.

Underfunded Pension Obligation. At December 31, 2012, our remaining underfunded pension obligation was $468 million. While we recently completed phase one of our pension strategy to rebalance our US and international plan assets in order to reduce volatility (to approximately 100% in fixed income investments for our US plan and approximately 65% in fixed income investments for our international plans), our remaining underfunded pension obligation continues to require significant cash contributions. In addition, certain of the plan assets remain subject to financial market risk, and our actuarial and other assumptions underlying our expected future benefit payments, long-term expected rate of return and future funding expectations for our plans depend on, among other things, interest rate levels and trends and capital market expectations. Further volatility in the performance of financial markets, changes in any of these actuarial assumptions (including those described in our “Critical Accounting Policies and Estimates” section of the “Management's Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report) or changes in regulations regarding funding requirements could require material increases to our expected cash contributions to our pension plans in future years. Our financial position and liquidity could be materially impacted by these contributions.

See “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the “Management's Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report and Note 8, “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further information regarding the funded status of our pension plans and potential future cash contributions.

Stock-based Compensation. Similar to other companies, we use stock awards as a form of compensation for certain employees and non-employee directors. All stock-based awards are required to be recognized in our financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans or tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock awards.

Income Taxes. We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our deferred tax assets totaled approximately $841 million and $942 million at December 31, 2012 and 2011, respectively. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Additionally, we are subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Software and Services. In recent years, we have begun to shift our business model to focus increasingly on sales of higher margin software and services in addition to our ATM, point-of-sale, and other hardware. Our ability to successfully grow our software and services businesses depends on a number of different factors, including market acceptance of our software solutions, enabling our sales force to use a consultative selling model that better incorporates our comprehensive solutions, and the expansion of our services capabilities and geographic coverage, among others. If we are not successful in growing our software and services businesses at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Multinational Operations. Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risks. For each of the years ended December 31, 2012 and 2011, the percentage of our revenues from outside of the United States was 62% and 64%, respectively, and we expect our percentage of revenues generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East, among others. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties), our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future sovereign debt, economic and credit conditions on the stability of national and regional economies;

•	political conditions that could adversely affect demand for our solutions, or our ability to access funds and resources, in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty, including as a result of new, or changes to, laws and regulations;

•	the institution of, or changes to, trade protection measures and import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

In addition, as a result of our revenues generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. If these cash and cash equivalents are distributed to the United States, whether in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. Any such taxes would reduce the amount of such cash and cash equivalents that are available for our use.

Acquisitions and Alliances. If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, products, services and technologies, either through acquisitions (such as our recent acquisition of Retalix, Ltd.), investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

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
Further, we may make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings. There is risk that the new technology or products may not perform as anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans, in which case we may not be able to fully realize the benefit of our investments. An acquisition or alliance may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from both our product development team and suppliers of the components embedded in our solutions. In addition, the development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted. Also, our hardware and software-based solutions, particularly those that are new, may contain errors, including undetected errors, which may be found after the product introductions and shipments. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors, and this could result in lost revenues, delays in customer acceptance and incremental costs, each of which would impact our business and operating results.

Reliance on Third Parties. If third-party suppliers upon which we rely are not able to fulfill our needs, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize in our products. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses who provide us with critical products for our solutions. If we were unable to purchase the necessary services, including contract manufacturing, parts, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries could be delayed, impacting our business and operating results.

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

Intellectual Property. Our continuing ability to be a leading technology and services solutions provider could be negatively affected if we do not develop and protect intellectual property that drives innovation. It is critical to our continued development of leading technologies that we are able to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and the application, diagnostic and other software we develop. To the extent we are not successful in protecting our proprietary rights, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business could be adversely impacted. From time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims have merit, they may require significant resources to defend. If an infringement claim is successful and we are required to pay damages, or we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Data Privacy and Protection. Breaches to our systems or products that compromise the security and integrity of personally identifiable information could have a negative impact on our results of operations. Certain of our products and services are used by our customers to store and transmit personally identifiable information of their customers. Also we maintain personal information about our employees. This information is subject to a variety of laws, regulations and industry standards governing its collection, use, disclosure and disposal. Vulnerabilities in the security of our products and services, whether relating to hardware, software or otherwise, could compromise the confidentiality of, or result in unauthorized access to or the loss of information transmitted or stored using our products or solutions. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to personal information of our employees. If we do not maintain the security and integrity of personally identifiable information in accordance with applicable regulatory requirements, we could lose customers and be exposed to claims, costs and reputational harm that could materially and adversely affect our operating results. In addition, if we are required to implement new or different data protection measures, the associated costs could be significant.

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

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in certain jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

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

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand names and could have an adverse effect on our business, financial condition and results of operations. See Note 9 “Commitments and Contingencies” and Note 16 “Subsequent Events” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for information regarding our FCPA and OFAC investigations, which disclosures are incorporated by reference and made a part of this discussion of risk factors.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of January 1, 2013, NCR operated 238 facilities consisting of approximately 5.8 million square feet in 61 countries throughout the world. On a square footage basis, 26% of these facilities are owned and 74% are leased. Within the total facility portfolio, NCR operates 37 research and development and manufacturing facilities totaling 2.4 million square feet, 68% of which is leased. The remaining 3.4 million square feet of space includes office, repair, warehouse and other miscellaneous sites, and is 78% leased. NCR also owns 10 land parcels totaling 3.6 million square feet in 5 countries.

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

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 114,642 holders of NCR common stock as of February 12, 2013. The following table presents the high and low per share prices for NCR common stock for each quarter of 2012 and 2011 as reported on the NYSE.

	2012			2011
	High	Low		High	Low
1st quarter	$22.19	$16.39	1st quarter	$20.62	$15.32
2nd quarter	$23.91	$20.05	2nd quarter	$20.04	$17.67
3rd quarter	$25.99	$21.55	3rd quarter	$20.97	$15.28
4th quarter	$25.75	$20.92	4th quarter	$20.48	$15.56

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2007 through December 31, 2012.

Comparison of Cumulative Five Year Total Return(1)

NCR Corporation
S&P 500 Stock Index
S&P 500 Information Technology Sector
S&P MidCap 400 Stock Index
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012

Company / Index	2008	2009	2010	2011	2012
NCR Corporation	$56	$44	$61	$66	$102
S&P 500 Stock Index	$63	$80	$92	$94	$109
S&P 500 Information Technology Sector	$57	$92	$101	$104	$119
S&P MidCap 400 Stock Index	$64	$88	$111	$109	$129

(1)	In each case, assumes a $100 investment on December 31, 2007, and reinvestment of all dividends, if any.

Purchase of Company Common Stock In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2012, approximately $179 million and $62 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended December 31, 2012, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. During the three months ended December 31, 2012, the Company did not purchase any vested restricted shares.

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2012	2011	2010	2009	2008
Continuing Operations (a)
Revenue	$5,730	$5,291	$4,711	$4,579	$5,300
Income from operations	$232	$212	$149	$134	$328
Other (expense) income, net	$(8)	$(3)	$(11)	$(31)	$16
Income tax expense (benefit)	$42	$51	$(11)	$8	$70
Income from continuing operations attributable to NCR common stockholders	$140	$146	$144	$82	$253
Income (loss) from discontinued operations, net of tax	$6	$(93)	$(10)	$(115)	$(25)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$0.88	$0.92	$0.90	$0.52	$1.53
From discontinued operations	$0.04	$(0.58)	$(0.06)	$(0.73)	$(0.15)
Total basic earnings (loss) per common share	$0.92	$0.34	$0.84	$(0.21)	$1.38
Diluted earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$0.85	$0.91	$0.89	$0.51	$1.51
From discontinued operations	$0.04	$(0.58)	$(0.06)	$(0.72)	$(0.15)
Total diluted earnings (loss) per common share	$0.89	$0.33	$0.83	$(0.21)	$1.36
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$6,371	$5,591	$4,361	$4,094	$4,255
Total debt	$1,963	$853	$11	$15	$308
Total NCR stockholders' equity	$1,247	$785	$883	$564	$440
Number of employees and contractors	25,700	23,500	21,000	21,500	22,400

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River, Japan and Kalamazoo River matters, the closure of NCR's EFT payment processing business in Canada, and the results from our previously disposed healthcare solutions and Entertainment businesses.

(b)	The following income (expense) amounts, net of tax are included in income from continuing operations for the years ended December 31:

In millions	2012	2011	2010	2009	2008
Impairment charges	$(7)	$—	$(9)	$(30)	$—
Acquisition related costs	(16)	(28)	—	—	—
Acquisition related amortization of intangibles	(25)	(8)	—	—	—
OFAC and FCPA investigations	(2)	—	—	—	—
Legal settlements and charges	—	2	(5)	(4)	(8)
Japan valuation reserve release	—	—	39	—	—
Incremental costs directly related to the relocation of the worldwide headquarters	—	—	(11)	(4)	—
Organizational realignment initiative	—	—	—	—	(45)
Net gains from sales of real estate	—	—	—	—	13
Total	$(50)	$(34)	$14	$(38)	$(40)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices, as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services that support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

We have four operating segments: Financial Services, Retail Solutions, Hospitality and Emerging Industries. Each of our lines of business derives its revenues by selling products and services in each of the sales theaters in which NCR operates.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation is founded upon over 128 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2012 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2012:

•	Revenue growth of approximately 8% compared to full year 2011

•	Gross margin improvement of approximately 120 basis points compared to full year 2011

•	Continued realization of the benefits of our cost reduction initiatives

•	Continued growth of higher margin software and services offerings and improvements in revenue mix

•	Completion of phase two of our pension strategy

•	Completion of the offering of $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022, and $500 million aggregate principal amount of 4.625% senior notes due in 2021

•	Entered into a definitive Agreement and Plan of Merger to acquire Retalix Ltd. for a cash purchase price of approximately $800 million

•	Completion of the disposition of our Entertainment business to Redbox Automated Retail, LLC for cash consideration of $100 million

OVERVIEW OF STRATEGIC INITIATIVES

We have a focused and consistent business strategy targeted at revenue growth, gross margin expansion and improved customer loyalty. To execute this strategy, we identified three key imperatives that aligned with our financial objectives for 2012 and beyond: deliver disruptive innovation; focus on migrating our revenue to higher margin software and services revenue; and more fully enable our sales force with a consultative selling model that better leverage the innovation we are bringing to the market. Our strategy, on which we will remain focused in 2013, is summarized in more detail below:

•
Gain profitable share - We seek to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers as well as the shift of our business model to focus on growth of higher margin software and services. We focus on expanding our presence in our core industries, while seeking additional growth by:

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our lines of business, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

•
Enhancing the customer experience - We are committed to providing a customer experience to drive loyalty, focusing on product and software solutions based on the needs of our customers, a sales force enabled with the consultative selling model to better leverage the innovative solutions we are bringing to market, and sales and support service teams focused on delivery and customer interactions. We continue to rely on the Customer Loyalty Survey, among other metrics, to measure our current state and set a course for our future state where we aim to continuously improve with solution innovations as well as through the execution of our service delivery programs.

•
Pursue strategic acquisitions that promote growth and improve gross margin - We are continually exploring potential acquisition opportunities in the ordinary course of business to identify acquisitions that can accelerate the growth of our business and improve our gross margin mix, with a particular focus on software-oriented transactions. We may fund acquisitions through either equity or debt, including borrowings under our senior secured credit facility.

FUTURE TRENDS

We are encouraged by our market position for 2013 and are forecasting revenue to be slightly higher than 2012. We plan to continue to manage our costs effectively and balance our investments in areas that generate high returns.

We see the following as the most significant risks to the execution of our initiatives:

•The global economic and credit environment and its effect on capital spending by our customers

•Competition that can drive further price erosion and potential loss of market share

•Difficulties associated with introduction of products in new self-service markets

•Market adoption of our products by customers

•Management and servicing of our existing indebtedness

•Integration of previously completed acquisitions

RESULTS FROM OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2012	2011	2010
Revenue	$5,730	$5,291	$4,711
Gross margin	1,345	1,182	990
Gross margin as a percentage of revenue	23.5%	22.3%	21.0%
Operating expenses
Selling, general and administrative expenses	894	794	685
Research and development expenses	219	176	156
Income from operations	$232	$212	$149

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2012	2011	2010
Product revenue	$2,854	$2,592	$2,301
Cost of products	2,177	2,011	1,799
Product gross margin	$677	$581	$502
Product gross margin as a percentage of revenue	23.7%	22.4%	21.8%
Services revenue	$2,876	$2,699	$2,410
Cost of services	2,208	2,098	1,922
Services gross margin	$668	$601	$488
Services gross margin as a percentage of revenue	23.2%	22.3%	20.2%

The following table shows our revenues by theater for the years ended December 31:

In millions	2012	% of Total	2011	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,823	49%	$2,448	46%	15%	16%
Europe	1,459	26%	1,421	27%	3%	9%
Asia Middle East Africa (AMEA)	1,448	25%	1,422	27%	2%	4%
Consolidated revenue	$5,730	100%	$5,291	100%	8%	11%

2012 compared to 2011 results discussion

Revenue

Revenue increased 8% in 2012 from 2011 due to improvement in our financial services and hospitality lines of business offset by declines in our retail solutions and emerging industries lines of business. The effects of foreign currency fluctuations had a 3% unfavorable impact on revenue for the year. For the year ended December 31, 2012, our product revenue increased 10% and services revenue increased 7% compared to the year ended December 31, 2011. The increase in our product revenue was due to growth in the financial services line of business in the Americas, Europe and AMEA theaters, and growth in the hospitality line of business in the Americas theater offset by declines in the retail solutions line of business in the Americas and Europe theaters. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in the financial services and hospitality lines of business in the Americas theater offset by declines in such services in the retail solutions line of business in the Americas and Europe theaters.

Gross Margin

Gross margin as a percentage of revenue was 23.5% in 2012 compared to 22.3% in 2011. Product gross margin in 2012 increased to 23.7% compared to 22.4% in 2011. During 2012 and 2011, product gross margin was adversely affected by approximately $19 million and $6 million, respectively, of acquisition related amortization of intangibles. After considering this item, the product gross margin increased due to favorable sales mix with an increase in software revenue.

Services gross margin increased to 23.2% in 2012 compared to 22.3% in 2011. Services gross margin was negatively impacted by $33 million in higher pension expense, or 1.1% as a percentage of services revenue, year over year. After considering this item, the increase in services gross margin was due to lower labor and service delivery costs.

2011 compared to 2010 results discussion

Revenue

Revenue increased 12% in 2011 from 2010 due to improvement across all lines of business. The effects of foreign currency fluctuations had a 3% favorable impact on revenue. For the year ended December 31, 2011, our product revenue increased 13% and services revenue increased 12% compared to the year ended December 31, 2010. The increase in our product revenue was due to increases in sales volumes in the financial services and retail lines of business in the Americas and AMEA theaters coupled with incremental revenues generated in the hospitality line of business following the acquisition of Radiant Systems, Inc. on August 24, 2011. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in the financial services and retail lines of business in the Americas, Europe and AMEA theaters. The acquisition of Radiant also led to an incremental increase in services revenue in the Americas theater.

Gross Margin

Gross margin as a percentage of revenue was 22.3% in 2011 compared to 21.0% in 2010. Product gross margin in 2011 increased slightly to 22.4% compared to 21.8% in 2010 due to improved sales mix.

Services gross margin increased to 22.3% in 2011 compared to 20.2% in 2010. Services gross margin was negatively impacted by $18 million in higher pension expense, or 0.7% as a percentage of services revenue. After considering the effect of pension expense, the increase in services gross margin was due to lower labor and service delivery costs and continued focus on overall cost containment.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as shown below:

In millions	2012	2011	2010
Pension expense	$292	$222	$208
Postemployment expense	37	46	43
Postretirement benefit	(14)	(13)	(4)
Total expense	$315	$255	$247

In 2012, pension expense increased to $292 million compared to $222 million in 2011 and $208 million in 2010. In 2012, pension expense included a one-time settlement charge of $119 million related to the voluntary lump sum offer to certain participants of the U.S. qualified pension plan that was completed in the fourth quarter of 2012. Excluding this charge, pension expense was $173 million, which decreased primarily due to a reduction in the amortization of actuarial losses for plans which have less than 10% active participants where, as of January 1, 2012, the amortization is now being calculated based on average remaining life expectancy rather than remaining service period. This change reflects our ongoing accounting policy for the evolving demographics of our pension plans, and was effective for the U.S. qualified pension plan and our largest U.K. plan beginning in the first quarter of 2012. In 2012, approximately 41% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 59% included in cost of products and services.

Postemployment expense (severance and disability medical) was $37 million in 2012 compared to $46 million in 2011 and $43 million in 2010. The decrease in postemployment expense in 2012 was primarily related to approximately $6 million of Radiant acquisition related severance costs incurred in 2011. In 2012, approximately 62% of total postemployment expense was included in cost of products and services, with the balance included in selling, general and administrative and research and development expenses.

Postretirement plans provided a $14 million benefit in 2012, a $13 million benefit in 2011, and a $4 million benefit in 2010. The increase in postretirement benefit in 2012 and 2011 from 2010 is primarily related to an increase in the level of amortization of prior service benefit associated with changes in the benefits provided under the Company's previously closed U.S. Post-65 Retiree Medical Plan, which were announced in December 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $100 million to $894 million in 2012 from $794 million in 2011. As a percentage of revenue, these expenses were 15.6% in 2012 and 15.0% in 2011. In 2012, selling, general, and administrative expenses included $86 million of pension costs, $23 million of acquisition related costs, $19 million of amortization of acquisition related intangible assets and $4 million of legal costs related to the previously disclosed FCPA and OFAC internal investigations. In 2011, selling, general, and administrative expenses included $66 million of pension costs, $37 million of acquisition related costs, and $6 million of amortization of acquisition related intangible assets. After considering these items, selling, general and administrative expenses increased as a percentage of revenue to 13.3% in 2012 from 12.9% in 2011 primarily due to additional investments in sales resources.

Selling, general, and administrative expenses increased $109 million to $794 million in 2011 from $685 million in 2010. As a percentage of revenue, these expenses were 15.0% in 2011 and 14.5% in 2010. In 2011, selling, general, and administrative expenses included $66 million of pension costs, $37 million of acquisition related costs, and $6 million amortization of acquisition related intangible assets. In 2010, selling, general, and administrative expenses included $67 million of pension costs, $18 million of incremental costs related to the relocation of our worldwide headquarters and $8 million related to a litigation charge offset by a $6 million gain related to the sale of an office building in France. After considering these items, selling, general, and administrative expenses slightly increased as a percentage of revenue to 12.9% in 2011 from 12.7% in 2010.

Research and Development Expenses

Research and development expenses increased $43 million to $219 million in 2012 from $176 million in 2011. As a percentage of revenue, these costs were 3.8% in 2012 and 3.3% in 2011. Pension costs included in research and development expenses were $34 million in 2012 as compared to $24 million in 2011. After considering this item, research and development expenses slightly increased to 3.2% in 2012 from 2.9% in 2011 as a percentage of revenue and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Research and development expenses increased $20 million to $176 million in 2011 from $156 million in 2010. Pension costs included in research and development expenses were $24 million in 2011 as compared to $25 million in 2010. After considering this item, research and development costs increased slightly as a percentage of revenue from 2.8% in 2010 to 2.9% in 2011 and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Interest and Other Expense Items

Interest expense was $42 million in 2012 compared to $13 million in 2011 and $2 million in 2010. For the years ended December 31, 2012 and 2011, interest expense is primarily related to borrowings under the Company's senior secured credit facility. The increase is primarily related to a full year of interest expense in 2012 compared to a partial year in 2011 as the facility was entered into during August 2011.

Other expense (income), net was $8 million in 2012 compared to $3 million in 2011 and $11 million in 2010. Other expense (income), net includes items such as gains or losses on equity investments, interest income, among others. Interest income was $6 million in 2012, $5 million in 2011, and $5 million in 2010. In 2012, other expense (income), net included $7 million related to the impairment of an investment and $5 million in bank related fees. In 2011, other expense (income), net included $7 million related to loss from foreign currency fluctuations partially offset by income from the sale of certain patents and a benefit of $3 million from final settlement of a litigation matter. In 2010, other expense (income), net included $14 million related to the impairment of an investment.

Income Taxes

The effective tax rate was 23% in 2012, 26% in 2011, and (8)% in 2010. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax rate was favorably impacted by the mix of taxable profits and losses by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance for deferred tax assets, primarily related to tax attributes expiring by 2015. During 2011, we favorably settled examinations with Canada for 1997 through 2001 that resulted in a $12 million tax benefit. The 2010 tax rate was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that was no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country.

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we expect to record a one-time benefit of approximately $16 million related to retroactive tax relief for certain tax law provisions that expired in 2012. Because the legislation was signed into law after the end of our 2012 fiscal year, the retroactive effects of the bill will be reflected in the first quarter of 2013. We anticipate that our effective tax rate will be approximately 26% in 2013. However, changes in profit mix or other events, such as tax audit settlements or changes in our valuation allowances, could impact this anticipated rate.

During 2011, the Internal Revenue Service commenced examinations of our 2009 and 2010 income tax returns, which are ongoing. During 2012, we favorably settled the examination of Radiant's 2009 and 2010 income tax returns with the Internal Revenue Service. While we are subject to numerous federal, state and foreign tax audits, we believe that the appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2013, the Company expects to resolve certain tax matters related to U.S. and foreign tax jurisdictions. These resolutions could have a material impact on the effective tax rate in 2013.

Income (Loss) from Discontinued Operations

For the year ended December 31, 2012, income from discontinued operations was $6 million, net of tax, which includes a $4 million loss from the Entertainment business, an $8 million benefit from favorable changes in uncertain tax benefits related to Teradata and a $2 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

For the year ended December 31, 2011, loss from discontinued operations was $93 million, net of tax, which includes a $96 million operating loss from the Entertainment business, a $1 million operating loss from the closure of NCR's EFT payment processing business in Canada, a $4 million operating loss from the divestiture of our healthcare solutions business, offset by $2 million income from environmental matters which included favorable impact of changes in estimates related to the Fox River reserve offset by an accrual for litigation fees related to the Kalamazoo River environmental matter and an accrual for anticipated future disposal costs related to an environmental matter in Japan, and a $6 million benefit from favorable changes in uncertain tax benefits attributable to Teradata.

For the year ended December 31, 2010, loss from discontinued operations was $10 million, net of tax, which includes a $28 million operating loss from the Entertainment business and a $5 million operating loss from our healthcare solutions business offset by $20 million benefit primarily from settlements of Fox River related insurance claims with insurance carriers and a $3 million benefit from favorable changes in uncertain tax benefits attributable to Teradata.

Revenue and Operating Income by Segment

As described in Note 12, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software and cash management software, and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and related software, bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality (formerly Hospitality and Specialty Retail) - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

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

Each of these segments derives its revenues by selling products and services in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States of America (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Certain amounts have been excluded from segment operating income for each reporting segment presented below, including pension expense and certain other significant, non-recurring items. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the years ended December 31:

In millions	2012	2011	2010
Revenue	$3,180	$2,999	$2,645
Operating income	$319	$313	$250
Operating income as a percentage of revenue	10.0%	10.4%	9.5%

Financial Services revenue increased 6% in 2012 compared to 2011 and 13% in 2011 compared to 2010. Revenue growth in 2012 compared to 2011 was primarily generated from higher product volumes in the Americas, Europe and AMEA theaters, and higher services revenue in the Americas and Europe theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%. Revenue growth in 2011 compared to 2010 was primarily generated from higher product volumes and services revenue in the Americas, AMEA and Europe theaters and higher services revenues in the AMEA theater. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 3%.

Operating income was $319 million in 2012, $313 million in 2011 and $250 million in 2010. The improvement in the Financial Services operating income in 2012 compared to 2011 was driven by higher product sales and an improved mix of services revenue, slightly offset by a continued investment in services and research and development. The improvement in 2011 compared to 2010 was driven by higher product volumes and favorable product mix as well as higher services revenue and lower service delivery costs.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the years ended December 31:

In millions	2012	2011	2010
Revenue	$1,667	$1,778	$1,717
Operating income	$102	$71	$73
Operating income as a percentage of revenue	6.1%	4.0%	4.3%

Retail Solutions revenue decreased 6% in 2012 compared to 2011 and increased 4% in 2011 compared to 2010. The decrease in revenue in 2012 compared to 2011 was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The increase in revenue in 2011 compared to 2010 was primarily driven by higher services revenue in the Americas and AMEA theaters partially offset by declines in product volumes in the Americas and Europe theaters. Foreign currency fluctuations positively impacted the year-over-year revenue comparison by 3%.

Operating income was $102 million in 2012, $71 million in 2011 and $73 million in 2010. The improvement in the Retail Solutions operating income in 2012 compared to 2011 was driven by a favorable mix of revenue and the movement of accounts, as described above. The decrease in the Retail Solutions operating income in 2011 compared to 2010 was primarily due to the negative impact of higher paper prices.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the years ended December 31:

In millions	2012	2011	2010
Revenue	$522	$141	—
Operating income	$85	$22	—
Operating income as a percentage of revenue	16.3%	15.6%	—%

The Hospitality segment generated revenue of $522 million in 2012 compared to $141 million in 2011. In each period, the revenue is driven largely by product sales and services revenue in the Americas theater.

Operating income for Hospitality was $85 million in 2012 compared to $22 million in 2011.

The company completed its acquisition of Radiant Systems on August 24, 2011. Because the acquisition was completed during the third quarter of 2011, the revenue and operating income results being reflected for the Hospitality segment for the year ended December 31, 2011 are partial, and reflect only the period from August 24, 2011 through the end of the year.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the years ended December 31:

In millions	2012	2011	2010
Revenue	$361	$373	$349
Operating income	$83	$77	$60
Operating income as a percentage of revenue	23.0%	20.6%	17.2%

Emerging Industries revenue decreased 3% in 2012 compared to 2011 and increased 7% in 2011 compared to 2010. The decrease in revenue in 2012 compared to 2011 was primarily driven by a decline in services revenue related to telecommunications and technology in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%. The increase in revenue in 2011 compared to 2010 was driven primarily by higher services revenue related to telecommunications and technology in the Europe and Americas theaters. Foreign currency fluctuations favorably impacted the year-over-year revenue comparison by 3%.

Operating income was $83 million in 2012, $77 million in 2011, and $60 million in 2010. The improvement in the Emerging Industries operating income in 2012 compared to 2011 was primarily due to improved product and services mix and lower service delivery costs, partially offset by the decline in revenue. The increase in the Emerging Industries operating income in 2011 compared to 2010 was primarily due to improved services mix and lower service delivery costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2012, cash used in operating activities was $180 million and for the year ended December 31, 2011 cash provided by operating activities was $388 million.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the year ended December 31:

In millions	2012	2011	2010
Net cash (used in) provided by operating activities	$(180)	$388	$279
Less: Expenditures for property, plant and equipment, net of grant reimbursements	(80)	(61)	(69)
Less: Additions to capitalized software	(80)	(62)	(57)
Net cash used in discontinued operations	(114)	(77)	(116)
Free cash (used) flow (non-GAAP)	$(454)	$188	$37

In 2012, net cash provided by operating activities decreased $568 million, net capital expenditures increased $19 million, capitalized software additions increased $18 million, and net cash used in discontinued operations increased $37 million, which contributed to a net decrease in free cash flow of $642 million in comparison to 2011. Both net cash provided by operating activities and free cash flow were negatively impacted by $600 million in discretionary contributions to the U.S. qualified pension plan. Excluding the discretionary contributions, free cash flow was $146 million in 2012. The increase in net capital expenditures and capitalized software was due to additional investment since the acquisition of Radiant. The cash used in discontinued operations was attributable to the operating loss from the Entertainment business as well as remediation payments associated with the Fox River environmental matter. For the twelve months ended December 31, 2012, net cash used in discontinued operations excludes cash provided by investing activities from discontinued operations of $99 million.

In 2011, net cash provided by operating activities increased $109 million, net capital expenditures decreased $8 million, capitalized software additions increased $5 million, and net cash used in discontinued operations decreased $39 million, which contributed to a net increase in free cash flow of $151 million in comparison to 2010. The cash used in discontinued operations was attributable to the operating loss from the Entertainment business as well as remediation payments made in connection with the Fox River environmental matter slightly offset by insurance recoveries in 2011.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2012, we completed multiple acquisitions that totaled $108 million, net of cash received. During the year ended December 31, 2011, we completed the acquisition of Radiant for approximately $1.087 billion, net of cash received (which is discussed further below), and the divestiture of our healthcare business for approximately $2 million. During the year ended December 31, 2010 we completed an acquisition for approximately $16 million, which is included in other investing activities, net, in the Consolidated Statements of Cash Flows and generated proceeds from the sale of property, plant and equipment of $39 million, mainly due to the sale of an office building in France.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities. During the year ended December 31, 2012, 2011 and 2010, proceeds from employee stock plans were $53 million, $18 million and $11 million respectively. During the year ended December 31, 2012, payments made for tax withholding on behalf of employees totaled $12 million. During the year ended December 31, 2011 and 2010, we repurchased approximately 3.6 million shares of NCR common stock for $70 million and approximately 1.5 million shares of NCR common stock for $20 million, respectively. Additionally, during the year ended December 31, 2011, we received proceeds of $43 million for the sale of a 49% voting equity interest in our manufacturing subsidiary in Brazil to Scopus Tecnologia, Ltda.

In connection with the acquisition of Radiant, on August 22, 2011, we entered into a new $1.4 billion senior secured credit facility with and among a syndicate of lenders with JPMorgan Chase Bank, N.A., as the administrative agent. The senior secured credit facility consisted of a term loan facility in the amount of $700 million and a revolving facility in the amount of $700 million, of which $1.1 billion was drawn to fund the acquisition. On August 22, 2012, we entered into an incremental facility agreement and a second amendment to the senior secured credit facility. The incremental facility agreement relates to, and was entered into pursuant to, the senior secured credit facility. The incremental facility agreement supplements the amounts available to NCR under the senior secured credit facility by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available to NCR under the senior secured credit facility and the incremental facility agreement to $1.7 billion. As of December 31, 2012, the outstanding principal balance of the term loan facility was $850 million and the outstanding balance on the revolving facility was zero, which decreased from an initial balance of $140 million, as of December 31, 2011, due to net repayments.

On September 17, 2012, we issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 and on December 18, 2012, we issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021. The 5.00% notes were sold at 100% of the principal amount and will mature on July 15, 2022. The 4.625% notes were sold at 100% of the principal amount and will mature on February 15, 2021. Both the 5.00% and the 4.625% notes are unsecured senior obligations of NCR Corporation and are guaranteed, on an unsecured senior basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the senior secured credit facility.

The net proceeds of the 5.00% notes of $592 million were used for a $500 million discretionary contribution to our U.S. qualified pension plan in the third quarter of 2012 and a $100 million discretionary contribution to our U.S. qualified pension plan in the fourth quarter of 2012 pursuant to phase two of our pension strategy, as described below. The net proceeds of the 4.625% notes of $494 million are being used to help fund the acquisition of Retalix, which was completed during the first quarter of 2013.

See Note 5 "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional information on the senior secured credit facility and the 5.00% notes and the 4.625% notes.

During 2010, the Company completed phase one of its pension strategy, which included a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management and commenced a plan to substantially reduce future volatility in the value of assets held by its U.S. qualified pension plan by rebalancing the asset allocation to a portfolio substantially composed of fixed income assets by the end of 2012 and, to the extent possible, undertaking similar action with respect to its international pension plans. At the end of 2012, the Company had reallocated approximately 100% of U.S. pension assets and approximately 65% of international pension assets to fixed income assets.

During 2012, the Company completed phase two of its pension strategy. This phase consisted of making a contribution to the Company's U.S. qualified pension plan with funds raised from the 5.00% notes as described above, and offering a voluntary lump sum payment option to certain former employees who were deferred vested participants of the U.S. qualified pension plan who had not yet started monthly payments of their pension benefit. The voluntary lump sum payment offer was commenced in the third quarter of 2012 and closed during the fourth quarter of 2012. We recorded a $119 million settlement charge in connection with the offer.

We expect to make pension, postemployment and postretirement plan contributions of approximately $182 million in 2013. Refer to Note 8, “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements for additional discussion on our pension, postemployment and postretirement plans and phase two of the pension strategy.

Cash and cash equivalents held by the Company's foreign subsidiaries was $509 million and $365 million at December 31, 2012 and 2011, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

As of December 31, 2012, our cash and cash equivalents totaled $1.07 billion and our total debt was $1.96 billion. Our borrowing capacity under the term loan and revolver facility of our senior secured credit facility was $833 million at December 31, 2012. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of this 2012 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2012 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2013	2014 - 2015	2016 - 2017	2018 & Thereafter	All Other
Debt obligations	$1,963	$72	$172	$611	$1,108	$—
Interest on debt obligations	579	67	150	118	244	—
Estimated environmental liability payments	199	45	122	26	6	—
Lease obligations	258	98	113	41	6	—
Purchase obligations	1,012	858	61	62	31	—
Uncertain tax positions	161	23	—	—	—	138
Total obligations	$4,172	$1,163	$618	$858	$1,395	$138

As of December 31, 2012, we have short and long-term debt totaling $1.96 billion.

For purposes of this table, we used interest rates as of December 31, 2012 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 10, "Derivatives and Hedging Instruments," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our interest rate swap.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are NCR's expected payments, net of the payment obligations of its co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 9, “Commitments and Contingencies,” included in Item 8 of Part II of this Report.

Our lease obligations are primarily for certain sales and manufacturing facilities in various domestic and international locations as well as leases related to equipment and vehicles. Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts. Included in the amounts are committed payments in relation to the long-term service agreement with Accenture under which NCR’s transaction processing activities and functions are performed.

We have a $161 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 6, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 8, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $447 million as of December 31, 2012 compared to an underfunded position of $1.29 billion as of December 31, 2011. The improvement in our funded status is primarily attributable to the $600 million in discretionary contributions in 2012 and the impact of the voluntary lump sum offer to certain participants of the U.S. qualified pension plan which reduced the liability by approximately $240 million. The funded status of our international retirement plans improved to an underfunded position of $21 million as of December 31, 2012 from an underfunded position of $52 million as of December 31, 2011. Strong asset returns and cash contributions more than offset the increases in the plan liabilities driven by decreases in discount rates for these plans. We do not expect to make any contributions to the U.S. qualified pension plan in 2013. Contributions to international and executive pension plans are expected to be approximately $135 million in 2013.

Our senior secured credit facility and the indentures for our senior unsecured notes includes affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. The senior secured credit facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter not to exceed (i) in the case of any fiscal quarter ending prior to December 31, 2013 (a) the sum of (x) 3.50 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2015, (a) the sum of (x) 3.25 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, and (iii) in the case of any fiscal quarter ending on or after December 31, 2015, 3.50 to 1.00; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to 1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

Taking into account new debt used to reduce our unfunded pension liabilities, the current maximum consolidated leverage ratio under our senior secured credit facility is 4.50 to 1.00.
Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

See Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with NCR's business activities.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period January 1, 2012 through December 31, 2012, the Company's branch in Syria maintained a bank account and guarantees at the Commercial Bank of Syria (CBS), which was designated as a Specially Designated National pursuant to Executive Order 13382 (EO 13382) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this Report. While we are unable to ascertain the exact amount of such interest, due to prevailing conditions in Syria, we note that the last known account balance as of June 2012 was approximately $10,858. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (OFAC) on

January 3, 2013, the Company is winding down its operations in Syria. See Note 16, “Subsequent Events,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. In connection with these efforts, the Company has also requested authorization from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees upon receipt of a license from OFAC for this purpose, the Company does not intend to engage in any further business activities with CBS.

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

For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services and we use TPE to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

The allowance for doubtful accounts was $16 million as of December 31, 2012, $16 million as of December 31, 2011, and $13 million as of December 31, 2010. These allowances represent, as a percent of gross receivables, 1.5% in 2012, 1.5% in 2011, and 1.4% in 2010.

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

We have inventory in more than 40 countries around the world. We purchase inventory from third party suppliers and manufacture inventory at our plants. This inventory is transferred to our distribution and sales organizations at cost plus a mark-up. This mark-up is referred to as inter-company profit. Each quarter, we review our inventory levels and analyze our inter-company profit to determine the correct amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted.

Our excess and obsolete reserves were $87 million as of December 31, 2012, $83 million as of December 31, 2011, and $71 million as of December 31, 2010. These reserves represent, as a percent of gross inventory, 9.8% in 2012, 9.7% in 2011, and 8.7% in 2010. Although we strive to achieve a balance between market demands and risk of inventory obsolescence or excess quantities caused by these factors, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. The policies described are consistently applied across all of our operating segments.

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

Total warranty costs were $46 million in 2012, $42 million in 2011, and $48 million in 2010. Warranty costs as a percent of total product revenues were 1.6% in 2012, 1.6% in 2011, and 2.1% in 2010. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

During the fourth quarter of 2011, we adopted the changes to accounting guidance on impairment testing issued by the Financial Accounting Standards Board in September 2011. Under the new guidance, in the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

For the fourth quarter of 2012, 2011 and 2010, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed. However, during the fourth quarter of 2011, we determined that it was probable that we would dispose of our Entertainment business which triggered an impairment review of the goodwill attributable to the Entertainment reporting unit. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined that the $5 million of goodwill associated with the Entertainment reporting unit was fully impaired. The impairment was recorded within income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations for the twelve months ended December 31, 2011. Refer to Note 4, “Goodwill and Other Long-Lived Assets,” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion regarding our impairment testing.

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

As noted above, in 2011, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which included long-lived assets, goodwill and definite-lived intangible assets. Based on this evaluation, we determined that the long-lived asset group, consisting of property, plant and equipment and definite-lived intangible assets, mainly customer relationships, related to the Entertainment business was impaired. Assets with a carrying amount of approximately $148 million had an estimated fair value of $65 million. Of the total impairment charge of $83 million, $81 million was allocated to property, plant and equipment and $2 million was allocated to definite-lived intangible assets. Fair value was based on a market approach using an independent third-party market price. The impairment was recorded within income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations for the twelve months ended December 31, 2011. Refer to Note 4, “Goodwill and Other Long-Lived Assets,” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion regarding our impairment testing.

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

The key assumptions used in developing our 2012 expense were discount rates of 4.0% for our U.S. pension plans and 3.3% for our postretirement plan. We used an expected return on assets assumption of 4.8% for our U.S. plans in 2012. The U.S. plans represented 61% and 100% of total pension and postretirement plan obligations as of December 31, 2012. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2012 expense by an immaterial amount in pension expense and postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2012 pension expense by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans.

We intend to use a discount rate of 3.8% and 2.6% in determining the 2013 pension and postretirement expense for the U.S. plans, respectively, and an expected rate of return on assets assumption of 3.8%. The most significant assumption used in developing our 2013 postemployment plan expense was the assumed rate of involuntary turnover of 5.5%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2012 expense by approximately $3 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding would be material and is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of such a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue the amount at the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) with respect to a particular insurance settlement described in Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 9, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin.

As described below and in Note 9, while substantial progress has been made in the engineering design of the Fox River clean-up and the clean-up itself, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency of other PRPs; the extent of NCR’s eventual liability in the allocation litigation, including the favorable outcome of the February 2012 trial and the outcome of the Company’s forthcoming appeal of the December 16, 2009 and February 28, 2011 orders described in Note 9; and the outcome of the state and federal governments’ lawsuit regarding the Fox River filed in October 2010 against several parties, including NCR, also described in Note 9.

Our net reserve for the Fox River matter as of December 31, 2012 was approximately $115 million as further discussed in Note 9. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In determining our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability for remediation, which we expect will be paid out over a period continuing into 2017 or later (and a longer period thereafter for long-term monitoring), will depend on a number of factors, the most significant of which are described in Note 9.

AT&T Corp. (AT&T) and Alcatel-Lucent are each responsible for indemnifying NCR for a portion of amounts NCR incurs for the Fox River matter over a certain threshold, which was reached in the fourth quarter of 2012. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $84 million as of December 31, 2012, and is deducted in determining the net reserve discussed above.

While it remains difficult to predict, there could be significant changes in the future to some of the assumptions underlying the reserve that could have a material effect on the amount of our reserve. Also, there are other estimates for some of these factors that are significantly higher than the estimates described herein. It is the opinion of the Company that the effect of the Fox River matter will have a moderate, but manageable, impact on our liquidity and capital resources, assuming that the Company's expenditures with respect to the Fox River matter are required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period or if any of NCR's co-obligors or indemnitors defaulted on or otherwise did not perform their contractual obligations, it could have a material impact on our liquidity and capital resources.

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

We had valuation allowances of $399 million as of December 31, 2012 and $412 million as of December 31, 2011, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2012, our net deferred tax assets in the United States totaled approximately $590 million. For the three year period ended December 31, 2012, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. We further evaluated the realizability by weighing both positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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

The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2012, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $1.5 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

Refer to Note 6, "Income Taxes," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

Stock-based Compensation We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. We estimate forfeitures for awards granted which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ from our current estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

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

We utilize non-exchange traded financial instruments, such as foreign exchange forward and option contracts that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions. We do not enter into non-exchange traded contracts that require the use of fair value estimation techniques, but if we did, they could have a material impact on our financial results.

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $3 million as of December 31, 2012 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in 2012 compared to 2011 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 3% on 2012 revenue versus 2011 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt under our senior secured credit facility. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our senior secured credit facility. The interest rate swap effectively converts a designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 66% of our borrowings under the credit facility were effectively on a fixed rate basis as of December 31, 2012. As of December 31, 2012, the net fair value of the interest rate swap was a liability of $16 million.
The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $16 million as of December 31, 2012. The annual increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $3 million as of December 31, 2012.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2012, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2013

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31 (in millions except per share amounts)	2012	2011	2010
Product revenue	$2,854	$2,592	$2,301
Service revenue	2,876	2,699	2,410
Total revenue	5,730	5,291	4,711
Cost of products	2,177	2,011	1,799
Cost of services	2,208	2,098	1,922
Selling, general and administrative expenses	894	794	685
Research and development expenses	219	176	156
Total operating expenses	5,498	5,079	4,562
Income from operations	232	212	149
Interest expense	(42)	(13)	(2)
Other (expense) income, net	(8)	(3)	(11)
Income from continuing operations before income taxes	182	196	136
Income tax expense (benefit)	42	51	(11)
Income from continuing operations	140	145	147
Income (loss) from discontinued operations, net of tax	6	(93)	(10)
Net income	146	52	137
Net (loss) income attributable to noncontrolling interests	—	(1)	3
Net income attributable to NCR	$146	$53	$134
Amounts attributable to NCR common stockholders:
Income from continuing operations	$140	$146	$144
Income (loss) from discontinued operations, net of tax	6	(93)	(10)
Net income	$146	$53	$134
Net income per share attributable to NCR common stockholders:
Net income per common share from continuing operations
Basic	$0.88	$0.92	$0.90
Diluted	$0.85	$0.91	$0.89
Net income per common share
Basic	$0.92	$0.34	$0.84
Diluted	$0.89	$0.33	$0.83
Weighted average common shares outstanding
Basic	159.3	158.0	159.8
Diluted	163.8	161.0	161.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2012	2011	2010
Net income	$146	$52	$137
Other comprehensive income (loss):
Currency translation adjustments	72	(26)	32
Unrealized (loss) gain on derivatives	(9)	(12)	3
Reclassification of realized (gains) losses arising during the period	(4)	4	3
Less income tax benefit (expense)	3	3	(1)
Unrealized loss on securities	—	(1)	(1)
Employee benefit plans
Prior service benefit during the year	(2)	37	40
Amortization of prior service benefit	(17)	(14)	(14)
Net gain (loss) arising during the year	91	(425)	(62)
Actuarial loss included in benefits expense	255	212	203
Less income tax (expense) benefit	(148)	67	(27)
Total comprehensive income	387	(103)	313
Less comprehensive income attributable to noncontrolling interests:
Net (loss) income	—	(1)	3
Currency translation adjustments	(4)	2	2
Amounts attributable to noncontrolling interests	(4)	1	5
Comprehensive income (loss) attributable to NCR common stockholders	$391	$(104)	$308

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,069	$398
Accounts receivable, net	1,086	1,032
Inventories, net	797	774
Other current assets	454	311
Total current assets	3,406	2,515
Property, plant and equipment, net	308	365
Goodwill	1,003	913
Intangibles	304	312
Prepaid pension cost	368	339
Deferred income taxes	534	714
Other assets	448	433
Total assets	$6,371	$5,591
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$72	$1
Accounts payable	611	525
Payroll and benefits liabilities	197	221
Deferred service revenue and customer deposits	455	418
Other current liabilities	407	394
Total current liabilities	1,742	1,559
Long-term debt	1,891	852
Pension and indemnity plan liabilities	812	1,662
Postretirement and postemployment benefits liabilities	246	256
Income tax accruals	138	148
Environmental liabilities	171	220
Other liabilities	79	59
Total liabilities	5,079	4,756
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	15	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 162.8 and 157.6 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	2	2
Paid-in capital	358	287
Retained earnings	2,134	1,988
Accumulated other comprehensive loss	(1,247)	(1,492)
Total NCR stockholders’ equity	1,247	785
Noncontrolling interests in subsidiaries	30	35
Total stockholders’ equity	1,277	820
Total liabilities and stockholders’ equity	$6,371	$5,591
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2012	2011	2010
Operating activities
Net income	$146	$52	$137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(6)	93	10
Depreciation and amortization	166	128	114
Stock-based compensation expense	49	33	21
Excess tax benefit from stock-based compensation	—	(1)	—
Deferred income taxes	(37)	(13)	(48)
Gain on sale of property, plant and equipment	(10)	(5)	(10)
Impairment of long-lived and other assets	7	—	14
Changes in operating assets and liabilities:
Receivables	(53)	(57)	(15)
Inventories	(42)	4	(39)
Current payables and accrued expenses	97	50	(13)
Deferred service revenue and customer deposits	31	34	34
Pension and indemnity plans	(478)	92	80
Other assets and liabilities	(50)	(22)	(6)
Net cash (used in) provided by operating activities	(180)	388	279
Investing activities
Grant reimbursements from capital expenditures	—	—	5
Expenditures for property, plant and equipment	(80)	(61)	(74)
Proceeds from sales of property, plant and equipment	8	2	39
Additions to capitalized software	(80)	(62)	(57)
Business acquisitions, net of cash acquired	(108)	(1,085)	—
Other investing activities, net	4	—	(24)
Net cash used in investing activities	(256)	(1,206)	(111)
Financing activities
Repurchases of Company common stock	—	(70)	(20)
Tax withholding payments on behalf of employees	(12)	—	—
Repayment of short-term borrowings	—	—	(4)
Repayment of long-term debt	—	—	(1)
Excess tax benefit from stock-based compensation	—	1	—
Proceeds from employee stock plans	53	18	11
Borrowings on term credit facility	150	700	—
Payments on revolving credit facility	(860)	(260)	(75)
Borrowings on revolving credit facility	720	400	75
Proceeds from bond offerings	1,100	—	—
Debt issuance cost	(19)	(29)	—
Proceeds from sale of noncontrolling interest	—	43	—
Dividend distribution to minority shareholder	(1)	(1)	—
Net cash provided by (used in) financing activities	1,131	802	(14)
Cash flows from discontinued operations
Net cash used in operating activities	(114)	(37)	(16)
Net cash provided by (used in) investing activities	99	(40)	(100)
Net cash used in discontinued operations	(15)	(77)	(116)
Effect of exchange rate changes on cash and cash equivalents	(9)	(5)	7
Increase (decrease) in cash and cash equivalents	671	(98)	45
Cash and cash equivalents at beginning of period	398	496	451
Cash and cash equivalents at end of period	$1,069	$398	$496

Supplemental data
Cash paid during the year for:
Income taxes	$32	$55	$34
Interest	$15	$5	$2
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2009	160	$2	$270	$1,801	$(1,509)	$28	$592
Comprehensive income (loss):
Net income (loss)	—	—	—	134	—	3	137
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	30	2	32
Unrealized gain (loss) from securities, net of tax expense of $0	—	—	—	—	(1)	—	(1)
Cash flow hedging gains (losses), net of tax expense of $1	—	—	—	—	5	—	5
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $27	—	—	—	—	140	—	140
Total other comprehensive income	—	—	—	—	174	2	176
Total comprehensive (loss) income	—	—	—	134	174	5	313
Employee stock purchase and stock compensation plans	2	—	31	—	—	—	31
Repurchase of Company common stock	(2)	—	(20)	—	—	—	(20)
December 31, 2010	160	$2	$281	$1,935	$(1,335)	$33	$916
Comprehensive income (loss):
Net income (loss)	—	—	—	53	—	1	54
Other comprehensive (loss) income:
Currency translation adjustments	—	—	—	—	(28)	2	(26)
Unrealized gain (loss) from securities, net of tax expense of $0	—	—	—	—	(1)	—	(1)
Cash flow hedging gains (losses), net of tax benefit of $3	—	—	—	—	(5)	—	(5)
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax benefit of $67	—	—	—	—	(123)	—	(123)
Total other comprehensive income (loss)	—	—	—	—	(157)	2	(155)
Total comprehensive (loss) income	—	—	—	53	(157)	3	(101)
Employee stock purchase and stock compensation plans	1	—	53	—	—	—	53
Repurchase of Company common stock	(3)	—	(70)	—	—	—	(70)
Dividends distribution to minority shareholder	—	—	—	—	—	(1)	(1)
Sale of redeemable noncontrolling interests	—	—	23	—	—	—	23
December 31, 2011	158	$2	$287	$1,988	$(1,492)	$35	$820
Comprehensive income (loss):
Net income (loss)	—	—	—	146	—	—	146
Other comprehensive (loss) income:	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	76	(4)	72
Cash flow hedging gains (losses), net of tax benefit of $3	—	—	—	—	(10)	—	(10)
Changes to unrecognized losses and prior service cost related to pension, postretirement and postemployment benefits, net of tax expense of $148	—	—	—	—	179	—	179
Total other comprehensive income (loss)	—	—	—	—	245	(4)	241
Total comprehensive (loss) income	—	—	—	146	245	(4)	387
Employee stock purchase and stock compensation plans	5	—	71	—	—	—	71
Dividends distribution to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2012	163	$2	$358	$2,134	$(1,247)	$30	$1,277
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, telecommunications and technology industries and include automated teller machines (ATMs), self-service kiosks and point of sale devices as well as software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services support both NCR and third party solutions. NCR also resells third-party networking products and provides related service offerings in the telecommunications and technology sector.

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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 16, "Subsequent Events," no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Out of Period Adjustments During the third quarter of 2012, the Company recorded a $5 million income tax benefit related to an error in the calculation of the interest portion included in income tax expense for 2011 and 2010. The Company determined the impact of this error was not material to the annual or interim financial statements of previous periods and the effect of correcting this error was not material to the 2012 annual or interim financial statements.

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
For arrangements entered into or materially modified after January 1, 2011, consideration is allocated to each unit of accounting based on the units' relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance services and we use TPE to establish selling prices for our non-software related services, which include hardware maintenance, non-software related professional services, and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is primarily used for elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2012, 2011, and 2010, the revenue recognized from bill and hold transactions approximated 1% or less of total revenue.

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

In millions	2012	2011	2010
Beginning balance as of January 1	$118	$107	$102
Capitalization	80	62	57
Amortization	(56)	(51)	(52)
Ending balance as of December 31	$142	$118	$107

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

In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Fair values of the reporting units are estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

For the fourth quarter of 2012, 2011, and 2010, we performed our annual impairment assessment of goodwill and indefinite-lived intangible assets which did not indicate that an impairment existed. Refer to Note 4, "Goodwill and Other Long-Lived Assets" in the Notes to the Consolidated Financial Statements for further discussion.

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

Property, Plant and Equipment Property, plant and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $64 million, $58 million, and $55 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment, finite-lived intangible assets, and software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 4, "Goodwill and Other Long-Lived Assets" in the Notes to the Consolidated Financial Statements for further discussion.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations) gains and losses are recorded in the currency translation adjustment component of accumulated other comprehensive income (loss). Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in earnings as exchange rates change.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 9, “Commitments and Contingencies,” and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2012 cannot currently be reasonably determined or are not currently considered probable.

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

Redeemable Noncontrolling Interests In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus) for a subscription price of approximately $43 million. In the event NCR Manaus does not meet a defined financial performance goal during the five year period ending in 2016, Scopus may elect to put its noncontrolling interest to us for its then-current fair value.

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. See Note 7, "Employee Stock Compensation Plans," for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows for the years ended December 31:

In millions, except per share amounts	2012	2011	2010
Income from continuing operations	$140	$146	$144
Income (loss) from discontinued operations, net of tax	6	(93)	(10)
Net income attributable to NCR common stockholders	$146	$53	$134
Weighted average outstanding shares of common stock	159.3	158.0	159.8
Dilutive effect of employee stock options and restricted stock	4.5	3.0	1.4
Common stock and common stock equivalents	163.8	161.0	161.2
Basic earnings (loss) per share:
From continuing operations	$0.88	$0.92	$0.90
From discontinued operations	$0.04	$(0.58)	$(0.06)
Total basic earnings (loss) per share	$0.92	$0.34	$0.84
Diluted earnings (loss) per share:
From continuing operations	$0.85	$0.91	$0.89
From discontinued operations	$0.04	$(0.58)	$(0.06)
Total diluted earnings (loss) per share	$0.89	$0.33	$0.83

Options to purchase 1.2 million, 3.7 million, and 5.6 million shares of common stock for 2012, 2011, and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. For all periods presented, the Company’s outstanding stock-based compensation awards are classified as equity except for certain awards granted to non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite service period. See Note 7, "Employee Stock Compensation Plans" for more information on NCR’s stock-based compensation plans.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in NCR Manaus to Scopus, we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized $145 million and $35 million in revenue related to Bradesco for the twelve months ended December 31, 2012 and 2011, respectively, and we had $9 million and $14 million in receivables outstanding from Bradesco as of December 31, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial statements.

2. SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

For the years ended December 31	2012	2011	2010
Other (expense) income, net
Interest income	$6	$5	$5
Impairment of an investment (Note 11)	(7)	—	(14)
Other, net	(7)	(8)	(2)
Total other (expense) income, net	$(8)	$(3)	$(11)

At December 31		2012	2011
Accounts Receivable
Trade		$1,056	$1,002
Other		46	46
Accounts Receivable, gross		1,102	1,048
Less: allowance for doubtful accounts		(16)	(16)
Total accounts receivable, net		$1,086	$1,032

Inventories
Work in process and raw materials, net		$187	$167
Finished goods, net		167	177
Service parts, net		443	430
Total inventories, net		$797	$774

Other current assets
Current deferred tax assets		$223	$147
Other		231	164
Total other current assets		$454	$311

Property, plant and equipment
Land and improvements		$42	$46
Buildings and improvements		231	234
Machinery and other equipment		636	674
Property, plant and equipment, gross		909	954
Less: accumulated depreciation		(601)	(589)
Total property, plant and equipment, net		$308	$365

Accumulated other comprehensive loss, net of tax
Currency translation adjustments		$(6)	$(82)
Unrealized gain on securities		1	1
Unrealized loss on derivatives		(10)	—
Actuarial losses and prior service costs on employee benefit plans		(1,232)	(1,411)
Total accumulated other comprehensive loss		$(1,247)	$(1,492)

3. BUSINESS COMBINATIONS, INVESTMENTS AND DIVESTITURES

2012 Acquisitions and Investments

Following is a brief description of the Company's noteworthy acquisitions and investments completed during the 2012 fiscal year:

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

Hospitality Reseller Acquisitions During 2012, the Company acquired the assets of six of its domestic Hospitality resellers in separate transactions for aggregate cash consideration of approximately $17 million, plus related acquisition costs.

Acquisition of Transoft, Inc. On September 7, 2012, the Company acquired substantially all of the assets of Transoft, Inc. in exchange for approximately $40 million in cash, plus related acquisition costs, of which the Company will recognize $7 million as compensation expense included within selling, general and administrative expenses over a period of two years from the acquisition date. Transoft, Inc. was a global leader in cash management software for financial institutions, and their results have been reported within our Financial Services segment since the date of the acquisition.

Acquisition of uGenius Technology, Inc. On, December 31, 2012, the Company acquired substantially all of the assets of uGenius Technology, Inc. (uGenius) for aggregate consideration of approximately $37 million in cash, including the settlement of NCR's pre-existing 8.7% equity investment in uGenius Technology, LLC, plus related acquisition costs. uGenius was a provider of video banking solutions, and their results have been reported within our Financial Services segment since the date of the acquisition.

As a result of the Company's 2012 acquisitions, NCR recorded $34 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 7 years.

The operating results of the businesses acquired in 2012 have been included within NCR’s results as of the closing date of each acquisition. The pro forma disclosures for these acquisitions are not being provided because the impact of these acquisitions is not considered material to the twelve months ended December 31, 2012. The purchase price of these businesses, reported in business acquisitions, net of cash acquired within investing activities in the Consolidated Statements of Cash Flows, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Goodwill recognized in the Company's 2012 acquisitions was $85 million, of which it is expected that $55 million of the goodwill will be deductible for tax purposes.

2011 Acquisitions and Investments

Following is a brief description of the Company's noteworthy acquisitions and investments completed during the 2011 fiscal year:

Acquisition of Radiant Systems, Inc. On August 24, 2011, NCR completed the acquisition of Radiant Systems, Inc. (Radiant). The acquisition was completed through a tender offer and subsequent merger, with Radiant becoming a wholly-owned subsidiary of NCR. The total equity purchase price was approximately $1.2 billion.

Radiant was a leading provider of technology solutions for managing site operations in the hospitality and specialty retail industries, and is operated within NCR as a part of NCR's Hospitality line of business.
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
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue and cost synergies expected from combining the operations of NCR and Radiant. It is expected that approximately $73 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated as follows: approximately $624 million to the Hospitality segment; $86 million to the Financial Services segment; and $99 million to the Retail Solutions segment.

See Note 4, "Goodwill and Other Long-Lived Assets" for additional information related to the carrying amounts of goodwill by segment.

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

The Company incurred a total of $30 million of transaction expenses relating to the acquisition, which are included in selling, general and administrative expenses in the results of operations for the year ended December 31, 2011. See Note 12, “Segment Information and Concentrations” for additional information related to revenues and operating income reported by segment.
Unaudited Pro forma Information
The following unaudited pro forma information presents the consolidated results of NCR and Radiant for the year ended December 31, 2011 and 2010. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.
The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

In millions	Year ended December 31, 2011	Year ended December 31, 2010
Revenue	$5,538	$5,057
Net income attributable to NCR	$64	$102

2010 Acquisitions and Investments

Following is a brief description of the Company's noteworthy acquisitions and investments completed during the 2010 fiscal year:

Acquisition of Mobiqa Limited On October 15, 2010, the Company completed the acquisition of Mobiqa Limited for aggregate consideration of $16 million in cash. Mobiqa provided solutions for the delivery of mobile optimized content, as well as tickets, boarding passes, downloadable applications and coupons in the travel, entertainment and retail sectors.

Goodwill recognized in the Mobiqa acquisition was $14 million, none of which is expected to be deductible for tax purposes.

As a result of the Mobiqa acquisition, NCR recorded $2 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 4 years.

The operating results of the Mobiqa business have been included within NCR’s results as of the closing date of the acquisition. The pro forma disclosures for this acquisition is not being provided because the impact of the acquisition is not considered material to the periods in which it occurred. The purchase price of this business, reported in other investing activities in the Consolidated Statements of Cash Flows, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.

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

We determined that the cash inflows under the transition services agreement and the manufacturing and services agreement will not constitute significant continuing involvement with the operations of the Entertainment Business after the sale. In addition, the ongoing cash inflows related to the Entertainment Business under the manufacturing and services agreement are substantially unrelated to the business sold. Therefore, we have reclassified the operating results of the Entertainment Business, for all historical periods, to income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2011, we determined that disposal of the Entertainment business was probable, and we assessed the assets of the business for impairment, which resulted in charges which reduced the carrying values of goodwill, long-lived assets and certain inventories. Refer to Note 4, "Goodwill and Other Long-Lived Assets" for additional discussion.

The following table includes the results of the Entertainment Business, which we historically included in our Entertainment segment:

In millions	For the year ended December 31
	2012	2011	2010
Revenue	$62	$152	$99
Operating expenses	101	299	142
Loss from operations	(39)	(147)	(43)
Gain from divestiture of the business	33	—	—
Loss before income taxes	(6)	(147)	(43)
Income tax benefit	(2)	(51)	(15)
Loss from discontinued operations, net of tax	$(4)	$(96)	$(28)

4. GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill

The carrying amounts of goodwill by segment as of December 31, 2012 and 2011 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	January 1, 2012						December 31, 2012
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$152	$—	$152	$50	$—	$—	$202	$—	$202
Retail Solutions	120	(3)	117	—	—	—	120	(3)	117
Hospitality	619	—	619	35	—	5	659	—	659
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$921	$(8)	$913	$85	$—	$5	$1,011	$(8)	$1,003

	January 1, 2011						December 31, 2011
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$67	$—	$67	$86	$—	$(1)	$152	$—	$152
Retail Solutions	21	(3)	18	99	—	—	120	(3)	117
Hospitality	—	—	—	624	—	(5)	619	—	619
Entertainment	5	—	5	—	(5)	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$118	$(3)	$115	$809	$(5)	$(6)	$921	$(8)	$913

For 2012, based on our qualitative assessments, we determined that it is more likely than not that our reporting units' fair values were greater than their respective carrying amounts. Our qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key management and our share price.

As of December 31, 2011, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which include long-lived assets, goodwill and definite-lived intangible assets. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined the goodwill associated with the Entertainment reporting unit was fully impaired. The impairment of $5 million was recorded within income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

Long-Lived Assets

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows. The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 3, "Business Combinations, Investments and Divestitures."

	Amortization Period (in Years)	December 31, 2012		December 31, 2011
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 15	$179	$(17)	$167	$(8)
Intellectual property	4 - 7	180	(80)	164	(59)
Tradenames	4 - 9	49	(8)	49	(3)
Non-compete arrangements	2 - 5	8	(7)	7	(5)
Total identifiable intangible assets		$416	$(112)	$387	$(75)

As noted above, as of December 31, 2011, we determined that it was probable that we would dispose of our Entertainment business, which triggered an impairment assessment of the related assets which include long-lived assets, goodwill and definite-lived intangible assets.

Based on this evaluation, we determined that the long-lived asset group, consisting of property, plant and equipment and definite-lived intangible assets, mainly customer relationships, related to the Entertainment business was impaired. These assets had a carrying amount of approximately $148 million, and an estimated fair value of $65 million. Of the total impairment charge of $83 million, $81 million was allocated to property, plant and equipment and $2 million was allocated to definite-lived intangible assets. Fair value was based on a market approach using an independent third-party market price. The impairment was recorded within income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations for the twelve months ended December 31, 2011.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	December 31, 2012	For the years ended December 31 (estimated)
In millions		2013	2014	2015	2016	2017
Amortization expense	$37	$44	$43	$41	$37	$27

5. DEBT OBLIGATIONS
As of December 31, 2012, the Company’s total debt was $1.96 billion, with $72 million included in short term borrowings and $1.89 billion included in long term debt, as follows:

In millions	December 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Term loan facility	$850	$700
Revolving credit facility	—	140
5.00% Senior Notes due July 15, 2022	600	—
4.625% Senior Notes due February 15, 2021	500	—
Other	13	13
Total debt	$1,963	$853

Senior Secured Credit Facility In August 2011, the Company entered into a five-year senior secured credit facility (the Senior Secured Credit Facility) with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, and a syndicate of lenders to borrow up to $1.4 billion. The Senior Secured Credit Facility consists of a term loan facility in an aggregate principal amount of $700 million and a revolving credit facility in an aggregate principal amount of $700 million. On August 22, 2012, we entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement relates to, and was entered into pursuant to, the Senior Secured Credit Facility, amended as of December 21, 2011 and as amended and restated as of August 22, 2012, with and among the lenders party thereto and JPMCB, as the administrative agent (the Second Amendment). The Incremental Facility Agreement supplemented the amounts available to us by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available under the Second Amendment and the Incremental Facility Agreement to $1.7 billion.

As of December 31, 2012, the outstanding balance under the term loan facility, was $850 million, with $70 million included in short term borrowings and $780 million included in long term debt, and the outstanding balance under the revolving credit facility was zero. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2012, outstanding letters of credit totaled approximately $17 million.

Of the outstanding principal balance of the term loan facility, $700 million is required to be repaid in quarterly installments of $17.5 million beginning March 31, 2013, with the balance of $455 million being due in August 2016, and $150 million is required to be repaid in quarterly installments of $3.75 million beginning March 31, 2014, with the balance of $97.5 million being due in August 2017. Borrowings under the revolving portion of the credit facility are due in August 2016 or, in the case of the Incremental Facility, in August 2017. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.50% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.50% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company.

The Company's obligations under the Senior Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Senior Secured Credit Facilities and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries. These security interests would be released if the Company achieves an “investment grade” rating, and would remain released so long as the Company maintained that rating.

The Senior Secured Credit Facility and the indentures for our senior unsecured notes include affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

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

Taking into account new debt used to reduce the Company's unfunded pension liabilities, the current maximum consolidated leverage ratio under the Senior Secured Credit Facility is 4.50 to 1.00.

The Senior Secured Credit Facility also contains events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit.

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more term loans and/or revolving credit facilities, the proceeds of which can be used for working capital requirements and other general corporate purposes. On February 5, 2013, the Company entered into a third amendment to the Senior Secured Credit Facility that modified the maximum aggregate commitments with respect to such incremental facilities. See Note 16, "Subsequent Events," for additional information.

In connection with the Senior Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs in 2011, which are being amortized to interest expense over the life of the debt. The Second Amendment and Incremental Facility Agreement were considered modifications, not extinguishments of our credit facility, and therefore the unamortized debt issuance costs continue to be deferred. In connection with the Second Amendment and Incremental Facility Agreement, the Company deferred an additional $3 million of debt issuance costs in 2012, which are being amortized to interest expense over the life of the new debt.

Senior Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the "5.00% Notes"). These 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the "4.625% Notes"). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. These 5.00% and 4.625% Notes are unsecured senior obligations of the Company and are guaranteed, on an unsecured senior basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the Senior Secured Credit Facility.

We have the option to redeem the 5.00% Notes, in whole or in part, at any time on or after July 15, 2017, at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on July 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2017, we may redeem the 5.00% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to July 15, 2015, we may redeem the 5.00% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 105% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

We have the option to redeem the 4.625% Notes, in whole or in part, at any time on or after February 15, 2017, at a redemption price of 102.313%, 101.156% and 100% during the 12-month periods commencing on February15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, we may redeem the 4.625% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to February 15, 2016, we may redeem the 4.625% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 104.625% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The terms of the indenture for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of our subsidiaries to pay dividends to us; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

In connection with the issuances of the 5.00% Notes and the 4.265% Notes, the Company entered into registration rights agreements with J.P. Morgan Securities LLC as representative of the initial purchasers of the applicable notes, and NCR International, Inc. and Radiant Systems, Inc. in their capacities as subsidiary guarantors. Each registration rights agreement requires the Company and the subsidiary guarantors, at their cost, to among other things:

•
use their commercially reasonable efforts to file a registration statement on an appropriate registration form with respect to a registered offer to exchange the notes for new notes that are guaranteed by the guarantors with terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate);

•	use their commercially reasonable efforts to cause the registration statement to become effective under the Securities Act of 1933, as amended; and

•	promptly after the applicable registration statement is effective, commence an exchange offer.

In addition, under certain circumstances, the Company and the subsidiary guarantors may be required to file shelf registration statements to cover sales of the notes by their holders.

If the Company and the subsidiary guarantors do not comply with their registration statement and exchange offer obligations under a registration rights agreement, then additional interest shall accrue on the principal amount of the notes that are registrable securities (as defined in each registration rights agreement) at a rate of 0.25% per annum for the first 90-day period beginning on the day immediately following such registration default (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum).

This summary of the provisions of the registration rights agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all the provisions of the registration rights agreement.
Additionally, in connection with the 5.00% Notes and the 4.625% Notes, the Company deferred approximately $10 million and $7 million of debt issuance costs, respectively, which are being amortized to interest expense over the life of the debt.

Debt Maturities – Maturities of long-term debt outstanding, in principal amounts, at December 31, 2012 are summarized below:

		For the years ended December 31
In millions	Total	2013	2014	2015	2016	2017	Thereafter
Debt maturities	$1,963	$72	$86	$86	$505	$106	$1,108

Fair Value of Debt – The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of December 31, 2012 and 2011, the fair value of debt was $1.97 billion and $855 million, respectively.
6. INCOME TAXES
For the years ended December 31, income from continuing operations before income taxes consisted of the following:

In millions	2012	2011	2010
(Loss) income before income taxes
United States	$(200)	$(110)	$(59)
Foreign	382	306	195
Total income from continuing operations before income taxes	$182	$196	$136

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2012	2011	2010
Income tax expense (benefit)
Current
Federal	$6	$2	$(8)
State	—	1	1
Foreign	73	61	44
Deferred
Federal	(10)	(15)	(8)
State	(4)	—	(1)
Foreign	(23)	2	(39)
Total income tax expense (benefit)	$42	$51	$(11)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2012	2011	2010
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$64	$68	$47
Foreign income tax differential	(33)	(19)	(23)
U.S. permanent book/tax differences	(3)	3	2
Tax audit settlements	(12)	(12)	—
Change in liability for unrecognized tax benefits	12	2	4
Nondeductible transaction costs	1	4	—
U.S valuation allowance	17	5	—
Japan valuation allowance release	—	—	(40)
Other, net	(4)	—	(1)
Total income tax expense (benefit)	$42	$51	$(11)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax rate was favorably impacted by the mix of taxable profits and losses by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance for deferred tax assets, primarily related to tax attributes expiring by 2015. During 2011, we favorably settled examinations with Canada for 1997 through 2001 that resulted in a $12 million tax benefit. The 2010 tax benefit was favorably impacted by the release of a $40 million valuation allowance in the third quarter of 2010 that was no longer required on specific deferred tax assets in NCR’s subsidiary in Japan and by the mix of taxable profits and losses by country.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2012	2011
Deferred income tax assets
Employee pensions and other benefits	$324	$658
Other balance sheet reserves and allowances	140	148
Tax loss and credit carryforwards	628	376
Capitalized research and development	86	67
Property, plant and equipment	8	49
Other	54	56
Total deferred income tax assets	1,240	1,354
Valuation allowance	(399)	(412)
Net deferred income tax assets	841	942
Deferred income tax liabilities
Intangibles	83	81
Capitalized software	16	10
Other	11	9
Total deferred income tax liabilities	110	100
Total net deferred income tax assets	$731	$842

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2012, our net deferred tax assets in the United States totaled approximately $590 million. For the three year period ended December 31, 2012, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. We further evaluated the realizability of the U.S. deferred tax assets by weighing other positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2012, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $1.5 billion. The net operating loss carryforwards, subject to expiration, expire in the years 2013 through 2032. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in U.S. federal net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2012 was $42 million. Upon realization of the U.S. federal net operating losses, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital. In addition, the company had US tax credit carryforwards of $114 million. Approximately $21 million of the credit carryforwards do not expire, and $93 million expires in the years 2014 through 2032.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2012	2011
Gross unrecognized tax benefits - January 1	$273	$303
Increases related to tax positions from prior years	21	24
Decreases related to tax positions from prior years	(18)	(31)
Increases related to tax provisions taken during the current year	34	23
Settlements with tax authorities	(40)	(33)
Lapses of statutes of limitation	(20)	(13)
Total gross unrecognized tax benefits - December 31	$250	$273

Of the total amount of gross unrecognized tax benefits as of December 31, 2012 up to $131 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $4 million of expense, $11 million of benefit, and $9 million of benefit for the years ended December 31, 2012, 2011, and 2010, respectively. The gross amount of interest and penalties accrued as of December 31, 2012 and 2011 was $51 million and $48 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open from 2009 forward. In 2011, the IRS commenced an examination of our 2009 and 2010 income tax returns, which is ongoing. In 2012, we favorably settled the IRS examination of Radiant's 2009 and 2010 income tax returns. We are still open to examination by certain foreign taxing authorities for the years 2001 onward, including several major taxing jurisdictions. We are open to examination from 2001 onward in Korea and India and from 2002 onward in Canada.

During 2013, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2012, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $20 million to $25 million in the next 12 months due to the resolution of these issues. With the exception of these tax matters, the Company does not expect any significant changes in unrecognized tax benefits in 2013.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2012 on approximately $1.5 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Due to the complex structure of the Company's international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

See the Consolidated Statements of Changes in Stockholders’ Equity for details of the tax effects on the components of other comprehensive income and Note 8, “Employee Benefit Plans.”

7. EMPLOYEE STOCK COMPENSATION PLANS
The Company recognizes all share-based payments, including grants of stock options, as compensation expense in its financial statements based on their fair value.

As of December 31, 2012, the Company’s primary types of stock-based compensation were restricted stock and stock options. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2012	2011	2010
Restricted stock	$46	$27	$15
Stock options	3	6	6
Total stock-based compensation (pre-tax)	49	33	21
Tax benefit	(14)	(10)	(7)
Total stock-based compensation (net of tax)	$35	$23	$14

Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was estimated based on the below weighted average assumptions and was $8.24 per share in 2012, $7.38 per share in 2011, and $5.49 per share in 2010.

	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	0.78%	2.04%	2.27%
Expected volatility	40.1%	40.4%	46.8%
Expected holding period (years)	5.0	5.1	4.8

Expected volatility incorporates a blend of both historical volatility of the Company’s stock over a period equal to the expected term of the options and implied volatility from traded options on the Company’s stock, as management believes this is more representative of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the 5-year U.S. Treasury yield curve in effect at the time of grant.

Approximately 17 million shares are authorized to be issued under the 2011 Amended and Restated Stock Incentive Plan (formerly the 2006 Stock Incentive Plan) (SIP). Details of the Company's stock-based compensation plans are discussed below.

Restricted Stock and Restricted Stock Units

The SIP provides for the issuance of restricted stock, as well as restricted stock units. These types of awards can have either service-based or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee. Any grant of restricted stock or restricted stock units is subject to a vesting period of at least three years, except that a one-year term of service may be required if vesting is conditioned upon achievement of performance goals. Performance-based grants are subject to future performance measurements, which include NCR’s achievement of specific return on capital and other financial metrics (as defined in the SIP) during the performance period. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Company considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of achievement against the performance criteria. At the date of grant, a recipient of restricted stock has all the rights of a stockholder subject to certain restrictions on transferability and a risk of forfeiture. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock or restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock activity during the year ended December 31, 2012:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested shares as of January 1	5,384	$15.22
Shares granted	2,427	$19.59
Shares vested	(2,854)	$12.39
Shares forfeited	(237)	$18.04
Unvested shares as of December 31	4,720	$19.02

The total intrinsic value of shares vested and distributed was $68 million in 2012, $1 million in 2011, and $9 million in 2010. As of December 31, 2012, there was $47 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

The following table represents the composition of restricted stock grants in 2012:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value
Service-based shares	660	$21.59
Performance-based shares	1,767	$18.85
Total restricted stock grants	2,427	$19.59

The 2012 performance-based share grant activity above includes 1.2 million shares related to the 2012 to 2013 performance period. The remaining performance-based share grant activity in 2012 relates to the achievement of performance goals in 2012 associated with performance-based shares granted in a prior period.

Stock Options

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	8,156	$16.23
Granted	65	$23.06
Exercised	(3,264)	$14.45
Forfeited or expired	(99)	$17.55
Outstanding as of December 31	4,858	$17.49	4.34	$38
Fully vested and expected to vest as of December 31	4,799	$17.53	4.47	$37
Exercisable as of December 31	4,168	$18.05	3.85	$30

The total intrinsic value of all options exercised was $31 million in 2012, $8 million in 2011, and $3 million in 2010. Cash received from option exercises under all share-based payment arrangements was $47 million in 2012, $13 million in 2011, and $6 million in 2010. The tax benefit realized from these exercises was $10 million in 2012, $3 million in 2011, and $1 million in 2010. As of December 31, 2012, there was $2 million of total unrecognized compensation cost related to unvested stock option grants. The cost is expected to be recognized over a weighted-average period of 1 year.

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2012, 0.3 million shares in 2011, and 0.4 million shares in 2010 for approximately $6 million in 2012, $5 million in 2011, and $5 million in 2010. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 1.9 million authorized shares remain unissued as of December 31, 2012.

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

NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits include mainly severance as well as disability benefits, supplemental unemployment benefits, workers’ compensation benefits, and continuation of healthcare benefits and life insurance coverage. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis.

Amounts to be Recognized

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2013 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$5	$5	$(18)	$(6)
Actuarial loss	$45	$72	$117	$3	$9

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation as of January 1	$4,027	$3,595	$2,033	$1,927	$6,060	$5,522
Net service cost	—	—	14	15	14	15
Interest cost	159	182	83	90	242	272
Amendment	—	—	9	(3)	9	(3)
Actuarial loss	203	451	130	126	333	577
Benefits paid	(687)	(201)	(111)	(121)	(798)	(322)
Plan participant contributions	—	—	3	3	3	3
Curtailment	—	—	(1)	—	(1)	—
Settlement	(240)	—	(2)	—	(242)	—
Currency translation adjustments	—	—	91	(4)	91	(4)
Benefit obligation as of December 31	$3,462	$4,027	$2,249	$2,033	$5,711	$6,060
Accumulated benefit obligation as of December 31	$3,462	$4,027	$2,166	$1,955	$5,628	$5,982

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2012	2011	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets as of January 1	$2,733	$2,692	$1,981	$1,833	$4,714	$4,525
Actual return on plan assets	318	233	181	154	499	387
Company contributions	651	9	101	116	752	125
Benefits paid	(687)	(201)	(111)	(121)	(798)	(322)
Settlement	—	—	(2)	—	(2)	—
Currency translation adjustments	—	—	75	(4)	75	(4)
Plan participant contributions	—	—	3	3	3	3
Fair value of plan assets as of December 31	$3,015	$2,733	$2,228	$1,981	$5,243	$4,714

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2012	2011	2012	2011	2012	2011
Funded Status	$(447)	$(1,294)	$(21)	$(52)	$(468)	$(1,346)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$368	$339	$368	$339
Current liabilities	(9)	(8)	(15)	(15)	(24)	(23)
Noncurrent liabilities	(438)	(1,286)	(374)	(376)	(812)	(1,662)
Net amounts recognized	$(447)	$(1,294)	$(21)	$(52)	$(468)	$(1,346)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$858	$1,272	$809	$781	$1,667	$2,053
Prior service cost	—	—	5	3	5	3
Total	$858	$1,272	$814	$784	$1,672	$2,056

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $4,271 million, $4,243 million, and $3,450 million, respectively, as of December 31, 2012, and $4,831 million, $4,802 million and $3,173 million, respectively, as of December 31, 2011.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net service cost	$—	$—	$—	$14	$15	$15	$14	$15	$15
Interest cost	159	182	190	83	90	89	242	272	279
Expected return on plan assets	(116)	(156)	(166)	(96)	(110)	(109)	(212)	(266)	(275)
Settlement charge	119	—	—	4	3	8	123	3	8
Amortization of:
Prior service cost	—	—	—	7	6	—	7	6	—
Actuarial loss	56	123	119	62	69	62	118	192	181
Net benefit cost	$218	$149	$143	$74	$73	$65	$292	$222	$208

On September 17, 2012, the Company completed the offering of the 5.00% Notes, the proceeds of which were used to fund a $500 million discretionary contribution to the Company's U.S. qualified pension plan in the third quarter of 2012 and a subsequent $100 million discretionary contribution in the fourth quarter of 2012. In the third quarter of 2012, the Company also offered a voluntary lump sum payment option to certain former employees who were deferred vested participants of the Company's U.S. pension plan who had not yet started monthly payments of their pension benefit. The voluntary lump sum payment offer was completed during the fourth quarter of 2012, which resulted in a reduction in the pension liability of the U.S. qualified pension plan of $240 million and accumulated other comprehensive loss of $359 million and a settlement charge of $119 million.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.8%	4.0%	3.7%	4.1%	3.7%	4.0%
Rate of compensation increase	N/A	N/A	2.5%	3.0%	2.5%	3.0%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.0%	5.3%	5.8%	4.1%	4.6%	4.9%	4.0%	5.0%	5.4%
Expected return on plan assets	4.8%	6.8%	7.5%	4.8%	5.5%	6.0%	4.8%	6.3%	6.9%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.5%	3.7%	3.0%	3.5%	3.7%

The discount rate used to determine December 31, 2012 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

The expected return on plan assets component of pension expense for our U.S. pension plan was determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” The market-related value for this plan was $2,735 million and $2,496 million as of December 31, 2012 and 2011, respectively, which is less than the fair value of plan assets by $278 million and $234 million, respectively. Differences between the assumed and actual returns are amortized to the market-related value on a straight-line basis over a 5-year period. Differences in excess of 10% of the market value are recognized immediately. Similar approaches are employed in determining expense for NCR’s international plans.

Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and differences between actual and assumed asset returns. These gains and losses (except those differences being amortized to the market-related value) are only amortized to the extent that they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. As a result, for the U.S. pension plan, unrecognized net losses of $334 million are not expected to be amortized during fiscal 2013. The remaining unrecognized net losses in excess of the corridor are $758 million.

In 2012, this loss was amortized over the expected remaining lifetime of plan participants because almost all of the participants are inactive. This is a change from prior years in which losses were amortized over the expected service period of active plan participants. In 2012, our largest UK plan also began amortizing losses over the expected remaining lifetime of plan participants. For NCR's other U.S. and international plans where all or almost all of the plan participants are inactive, the gains or losses will also be amortized over the expected remaining lifetime of the participants.

Plan Assets The weighted average asset allocations as of December 31, 2012 and 2011 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2012	2011		2012	2011
Equity securities	—%	18%	0 - 2%	24%	24%	24 - 31%
Debt securities	97%	80%	96 - 100%	65%	65%	61 - 68%
Real estate	1%	2%	0 - 2%	6%	6%	3 - 5%
Other	2%	—%	0 - 2%	5%	5%	3 - 6%
Total	100%	100%		100%	100%

The fair value of plan assets as of December 31, 2012 and 2011 by asset category is as follows:

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$2	$1	$—	$1	$170	$170	$—	$—
Fixed income securities:
Government securities	2	228	—	228	—	114	—	114	—
Corporate debt	3	1,214	—	1,214	—	199	—	199	—
Other types of investments:
Money market funds	4	33	—	33	—	46	—	46	—
Common and commingled trusts - Equities	4	—	—	—	—	246	105	141	—
Common and commingled trusts - Bonds	4	1,191	—	1,191	—	907	—	907	—
Common and commingled trusts - Short Term Investments	4	49	—	49	—	—	—	—	—
Common and commingled trusts - Balanced	4	1	—	1	—	36	—	36	—
Partnership/joint venture interests - Real estate	5	40	—	—	40	—	—	—	—
Partnership/joint venture interests - Other	5	22	—	—	22	62	—	—	62
Mutual funds	4	206	206	—	—	261	261	—	—
Insurance products	4	28	—	28	—	56	—	56	—
Real estate and other	5	1	—	1	—	131	—	—	131
Total		$3,015	$207	$2,745	$63	$2,228	$536	$1,499	$193

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Preferred stock	1	$—	$—	$—	$—	$1	$1	$—	$—
Common stock	1	201	200	—	1	259	259	—	—
Fixed income securities:
Government securities	2	225	—	225	—	163	—	163	—
Corporate debt	3	781	—	781	—	88	—	88	—
Other types of investments:
Money market funds	4	32	—	32	—	40	—	40	—
Common and commingled trusts - Equities	4	209	—	209	—	123	—	123	—
Common and commingled trusts - Bonds	4	964	—	964	—	968	—	968	—
Common and commingled trusts - Short Term Investments	4	20	—	20	—	—	—	—	—
Common and commingled trusts - Balanced	4	1	—	1	—	31	—	31	—
Partnership/joint venture interests - Real estate	5	42	—	—	42	—	—	—	—
Partnership/joint venture interests - Other	5	53	—	—	53	55	—	—	55
Mutual funds	4	200	200	—	—	60	60	—	—
Insurance products	4	1	—	1	—	54	—	54	—
Real estate and other	5	4	4	—	—	139	7	—	132
Total		$2,733	$404	$2,233	$96	$1,981	$327	$1,467	$187

Notes:

1.	Common and preferred stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2010	$109	$174
Realized and unrealized gains and losses, net	1	2
Purchases, sales and settlements, net	(15)	11
Transfers, net	1	—
Balance, December 31, 2011	$96	$187
Realized and unrealized gains and losses, net	4	17
Purchases, sales and settlements, net	(37)	(11)
Transfers, net	—	—
Balance, December 31, 2012	$63	$193

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. During the first quarter of 2010, the Company completed a comprehensive analysis of its capital allocation strategy, with specific focus on its approach to pension management. As a result of this analysis, the Company implemented a plan to reduce future volatility in the value of assets held by the U.S. pension plan by rebalancing the asset allocation to a portfolio of entirely fixed income assets by the end of 2012. At the end of 2012, the Company had reallocated approximately 100% of pension assets to fixed income assets compared to 80% at the end of 2011. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

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

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2012	2011
Change in benefit obligation
Benefit obligation as of January 1	$44	$55
Gross service cost	—	—
Interest cost	1	2
Amendment	(4)	—
Actuarial loss (gain)	(1)	(6)
Plan participant contributions	3	4
Benefits paid	(8)	(11)
Benefit obligation as of December 31	$35	$44

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2012	2011
Benefit obligation	$(35)	$(44)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(5)	$(8)
Noncurrent liabilities	(30)	(36)
Net amounts recognized	$(35)	$(44)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$29	$33
Prior service benefit	(88)	(102)
Total	$(59)	$(69)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2012	2011	2010
Interest cost	$1	$2	$5
Net service cost	—	—	—
Amortization of:
Prior service benefit	(18)	(18)	(13)
Actuarial loss	3	3	4
Net periodic benefit (income) cost	$(14)	$(13)	$(4)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2012	2011	2012	2011	2010
Discount rate	2.6%	3.3%	3.3%	4.3%	5.0%

Assumed healthcare cost trend rates as of December 31 were:

	2012		2011
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	8.0%	6.5%	9.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2018	2018	2018	2018

In addition, a one percentage point change in assumed healthcare cost trend rates would have the following effects on the postretirement benefit income and obligation:

In millions	1% Increase	1% Decrease
Service cost and interest cost for the year ended December 31, 2012	$—	$—
Postretirement benefit obligation as of December 31, 2012	$1	$(1)

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2012	2011
Change in benefit obligation
Benefit obligation as of January 1	$264	$313
Restructuring program cost	(1)	6
Service cost	24	25
Interest cost	9	10
Amendments	(3)	(41)
Benefits paid	(37)	(31)
Foreign currency exchange	1	2
Actuarial (gain) loss	1	(20)
Benefit obligation as of December 31	$258	$264

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

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2012	2011
Benefit obligation	$(258)	$(264)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(42)	$(44)
Noncurrent liabilities	(216)	(220)
Net amounts recognized	$(258)	$(264)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$87	$97
Prior service benefit	(36)	(40)
Total	$51	$57

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2012	2011	2010
Service cost	$24	$25	$22
Interest cost	9	10	11
Amortization of:
Prior service benefit	(6)	(9)	(1)
Actuarial loss	11	14	12
Net benefit cost	$38	$40	$44
Restructuring severance cost	(1)	6	(1)
Net periodic benefit cost	$37	$46	$43

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

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2012	2011	2012	2011	2010
Discount rate	2.9%	3.5%	3.5%	3.9%	4.3%
Salary increase rate	2.6%	3.2%	3.2%	3.4%	3.6%
Involuntary turnover rate	5.5%	5.5%	5.5%	5.5%	5.0%

The below table presents each relevant component of other comprehensive income related to NCR's benefit plans as of December 31, 2012, including the tax effects of each component:

In millions	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Prior service cost during year	$(2)	$(2)	$(4)
Amortization of prior service benefit	(17)	8	(9)
Net gain arising during year	91	(82)	9
Actuarial loss included in benefits expense	255	(72)	183
Total benefit plans	$327	$(148)	$179

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2013, and plans to contribute approximately $125 million to the international pension plans and $10 million to the executive pension plan in 2013. The Company also plans to make contributions of $5 million to the U.S. postretirement plan and $42 million to the postemployment plan in 2013.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2013	$223	$102	$325	$5	$42
2014	$221	$101	$322	$5	$39
2015	$220	$100	$320	$4	$37
2016	$218	$104	$322	$3	$36
2017	$217	$102	$319	$3	$34
2018 - 2022	$1,071	$528	$1,599	$10	$144

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $10 million in 2012, $8 million in 2011, and $8 million in 2010. The expense under international and subsidiary savings plans was $17 million in 2012, $16 million in 2011, and $14 million in 2010.

9. COMMITMENTS AND CONTINGENCIES
In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2012 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations related to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in 2013.  See Note 16, "Subsequent Events."  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations.  The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel and completed an investigation in 2013.  See Note 16, "Subsequent Events."

With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation.

With respect to the FCPA, the Company made a presentation to the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) providing the facts known to the Company related to the whistleblower's FCPA allegations, and advising the government that many of these allegations were unsubstantiated. The Company is responding to a subpoena of the SEC and requests of the DOJ for documents and information related to the FCPA, including matters related to the whistleblower's FCPA allegations.

The Company is fully cooperating with the authorities with respect to all of these matters. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's, the SEC's or the DOJ's investigations.

The United States Department of Justice conducted an investigation regarding the propriety of the Company’s former Teradata Data Warehousing business’s arrangements and understandings with others in connection with certain federal contracts. In connection with the spin-off of Teradata on September 30, 2007, the responsibility for this matter, together with the related reserve, was distributed to Teradata Corporation. The claims in this matter were settled in December 2012. Teradata Corporation is obligated to pay the amount of the settlement.

A separate portion of the government’s investigation related to the adequacy of pricing disclosures made to the government in connection with negotiation of the Company’s General Services Administration Federal Supply Schedule and to whether certain subsequent price reductions were properly passed on to the government. In connection with the settlement described in the preceding paragraph, the government is no longer pursuing this investigation.

In relation to a patent infringement case filed by a company known as Automated Transactions, Limited (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL's appeal of that ruling was decided in favor of 7-Eleven and Cardtronics in 2012, and ATL's motion for reconsideration of that decision was denied in the third quarter of 2012. (There are further proceedings to occur in the trial court on the indemnified companies' counterclaims against ATL, such that the case is not fully resolved, although ATL's claims of infringement have now been fully adjudicated.) ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit has been consolidated with the first case. See Note 16, "Subsequent Events," for additional information regarding this matter.
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
NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API), which was also identified as a PRP. The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.
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
On November 13, 2007, the Governments issued a unilateral administrative order (the 2007 Order) under Section 106 of CERCLA to all eight of the original PRPs identified above. The 2007 Order required these PRPs to implement the remedial work in the lower river in accordance with the requirements of the Amended ROD. NCR and, until April 2012, API has worked with the Governments to implement certain provisions of the 2007 Order. In-water work began on schedule in April 2009, following construction of a facility to house the remediation operations in Green Bay, Wisconsin.
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
NCR and API, along with B.A.T Industries p.l.c., share a portion of the cost of the Fox River clean-up and natural resource damages based upon an agreement and an arbitration award, which was subsequently confirmed as a judgment, both arising out of the previously referenced 1978 sale of certain facilities located on the Fox River. The agreement and award result in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008) and a 40% share for amounts in excess of $75 million. The balance is shared jointly and severally by API and B.A.T Industries p.l.c.
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

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments’ potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after the remaining claims in the litigation are resolved. A trial in that case took place in February 2012 to address the primary remaining issues in the case, including whether the Company has so-called "arranger" liability in the portion of the Fox River that is upriver of the area where the Company's former facilities were located, the amount of certain insurance setoffs to be applied to the counterclaims, and the amount of recoverable counterclaim damages. The trial was to the judge, without a jury.

On July 3, 2012, the Wisconsin federal court issued its ruling on the issues that were the subject of the February 2012 trial. The court ruled in NCR's favor on the issue of “arranger” liability as applied to Operable Unit 1 of the Fox River, and held, among other things, that the Company's predecessor companies at the Fox River did not, in the sale of carbonless copy paper “broke,” intend to arrange for the disposal of hazardous substances. The court issued other rulings regarding insurance offsets and certain aspects of counterclaim damages. The ruling required no additions to the Company's Fox River reserve. Additional issues were resolved by further court orders later in 2012 and, as of December 31, 2012, the last remaining issue to be decided by the court in this case was an insurance offset applicable to one party. When a final judgment is entered, the Company will pursue an appeal to the United States Court of Appeals for the Seventh Circuit with respect to certain of the court's orders, including the orders of December 2009 and February 2011.

On October 14, 2010, the Governments filed a lawsuit (the "Government enforcement action") in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government enforcement action seeks payment of the Governments’ unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the eight 2007 Order recipients are required to comply with its provisions. With respect to NCR, there are no claims asserted against the Company in the Government enforcement action that were not previously contemplated in the Company’s Fox River reserve, as discussed herein. A trial of the first phase of the Government enforcement action took place in December 2012 to address the Governments' request for a declaratory judgment that all recipients of the 2007 Order must comply with its terms (other than the terms relating to reimbursement of Government response costs, which will be deferred to a subsequent phase). The case was tried to the court, without a jury; a decision is expected in the first half of 2013.

On April 10, 2012, the court granted an API motion for reconsideration in connection with its motion for summary judgment in the Government enforcement action, and ruled that API did not have direct liability to the Governments under CERCLA, without disturbing API's continuing obligation to pay under the above-referenced agreement, arbitration award and judgment. Accordingly, the court dismissed the Governments' claims against API. API sought to withdraw from the LLC as a result of this decision. API and the Company disagree whether the court's decision allows API to withdraw from the LLC. As a result of the court's decision, and API's unilateral withdrawal from the LLC, the Company funded the full cost of the 2012 remediation activity that had been ordered by the court and sought payment from API under the referenced agreement, arbitration award and judgment. The total of the payment demands made by NCR of API in 2012 and outstanding as of December 31, 2012 is approximately $40 million; the Company expects to make further demands of API as future obligations become due. The court has observed that “the arbitration award set in stone the 60% figure” (referring to API's 60% payment obligation discussed herein), but has stated that the amount to which the 60% obligation applies “must be determined through agreement of the parties or some other means.” As a result, the Company and API are engaged in formal dispute resolution procedures under the 1998 agreement referenced above. In connection with the dispute, the Company notes that in public filings in November 2012, API stated that the Wisconsin federal court's rulings “do not affect Appleton's rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of Appleton's liability under the [a]rbitration is $40.8 million which represents Appleton's best estimate of amounts to be paid during 2012.” The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR with respect to the Fox River.
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

The extent of NCR’s potential liability remains subject to many uncertainties. NCR’s eventual remediation liability which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the remaining segments of the river; (2) the total natural resource damages for the site; (3) the share NCR (and, whether directly or indirectly, API) will bear of future clean-up costs and natural resource damages; (4) the share of NCR's payments for such clean-up costs and natural resource damages that API or B.A.T Industries p.l.c., will bear; and (5) NCR’s transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation and the Government enforcement actions. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.
For the first factor described above, NCR utilizes a best estimate of $827 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $827 million includes estimates for the Operable Unit (OU) 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 5% contingency for probable cost overruns based on historical experience; an estimate for the Governments’ future oversight costs; an amount for the Governments’ past oversight costs; an estimate for long-term monitoring extending over several decades; an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the Company's share of estimated natural resource damages. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses.
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
The NCR share of remaining clean-up costs is expected to be determined in the allocation litigation (including appeals) or possibly in or as a result of the Government enforcement action filed in October 2010. In light of the Wisconsin federal court’s December 16, 2009, February 28, 2011, April 10, 2012, and July 3, 2012 rulings described above, NCR’s reserve at December 31, 2012 assumed that NCR (subject to the obligations of its co-obligors and indemnitors discussed below) will be responsible for the full extent of the cleanup activities in OUs 2 through 5, which the Company considers a best estimate, and for the counterclaim damages determined in the February 2012 trial.
The Company will seek to overturn the trial court's prior summary judgment rulings on appeal and believes that the NCR allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. Until such time, if any, that such a result is achieved, the Company assumes in its reserve that NCR (and indirectly, API) will pay for the full extent of the remaining cleanup. NCR’s reserve does not at present assume any payments or reduction of exposure based either on the forthcoming appeal or on Government enforcement against the other 2007 Order recipients or defendants.

Fourth, for the payment by API of its share of payments made by NCR, as discussed above relative percentage shares were established by a 1998 agreement between NCR and API and by a subsequent award in a 2005 allocation arbitration, which was subsequently confirmed as a judgment. (The 1998 agreement and the 2005 arbitration award resolved disputes that arose out of certain agreements entered into in connection with the Company's 1978 sale of the facilities on the Fox River to API.) As a result of unrelated transactions, API is itself indemnified by Windward Prospects Limited, which has funded and managed most of API's liability to date. NCR's analysis of this factor assumes that API is financially viable and pays its percentage share. As noted above, in April 2012 the court ruled that API has no direct CERCLA liability to the Governments. The Company believes that the court's ruling on this point has no effect on API's contractual and judgment-based obligations to contribute to NCR's funding for the remediation, nor on the Company's Fox River reserve. API's obligation to NCR is shared on a joint and several basis by a third party, B.A.T Industries p.l.c., which, by virtue of various prior corporate transactions and other agreements not specifically directed to the Fox River matter, is a co-party to the same 1998 agreement and the subsequent arbitration award to which API is a party. This analysis also assumes that B.A.T Industries p.l.c. would be financially viable and willing to pay the joint and several obligation if API does not.

Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR’s engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR’s costs since this matter first arose in 1995 and estimates of what NCR’s defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2013 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation, Government enforcement action, and other legal matters discussed above.

In light of several factors, among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the 2007 Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of allocable harm at the Fox River site and thus of divisible shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement actions or otherwise for NRD, government oversight costs and remediation liability; change orders or cost overruns that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR’s various indemnitors and co-obligors, and the outcome of any related disputes; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly, calculation of the Company’s Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR’s capital expenditures, earnings, financial condition, cash flows, or competitive position.

As of December 31, 2012, the net reserve for the Fox River matter was approximately $115 million, compared to $160 million as of December 31, 2011. The decrease in the reserve is due to payments for clean-up activities and litigation costs. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months’ worth of remediation activities in advance. As of December 31, 2012 and December 31, 2011, approximately $3 million and $1 million, respectively, remained from this funding and was recorded in other current assets in the Consolidated Balance Sheets. NCR’s reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.’s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $84 million as of December 31, 2012 and $79 million as of December 31, 2011, and is deducted in determining the net reserve discussed above. The Company reached the indemnity threshold in the quarter ended December 31, 2012 and invoiced AT&T and Alcatel-Lucent. Payment was received in the quarter ended December 31, 2012. The Company expects to continue such invoicing on a regular basis as expenses are incurred.

In connection with the Fox River and other matters, through December 31, 2012, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River, but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API, and NCR and API have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR’s agreed-upon share of the $9 million is estimated to be $4 million.

As of December 31, 2012, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. The Company will pursue its claim against this remaining insurance company vigorously.

In November 2010, the United States Environmental Protection Agency (EPA) issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Site) in Michigan. Three other parties - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. The EPA asserts that the site is contaminated by various substances, primarily PCBs as a result of discharges by various paper mills located along the river. The EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." The EPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations." The Company disagrees that it may have liability at the Kalamazoo River Site, and will dispute such claims if formally asserted by the EPA. If the Company were to be found liable with respect to the Kalamazoo River, it would have claims against API and B.A.T Industries p.l.c. under the agreement, arbitration award and judgment discussed above in connection with the Fox River matter.
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit, pending in Michigan, asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo River Site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The Michigan federal court set the case to begin trial on February 19, 2013. The Company is contesting the allegations in the GP suit vigorously. As of December 31, 2012, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.
The July 3, 2012 decision by the Wisconsin federal court in NCR's favor with respect to the Company's purported “arranger” liability at the Fox River may have a bearing on the claims and potential claims against the Company at the Kalamazoo River. The Kalamazoo River litigation claims include claims based on alleged “arranger” liability arising from alleged shipments of “broke” claimed to have come from Fox River locations. Certain aspects of “broke” transactions involving the Fox River locations were the primary focus of the February 2012 trial in the Fox River matter. On July 27, 2012 the Company moved for summary judgment in the Kalamazoo River case based, in part, on the July 3, 2012 ruling in the Fox River matter. See Note 16, "Subsequent Events," for additional information related to this matter.
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and natural resource damages are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, estimated amounts for attorney and other fees and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR’s Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT joint and several obligation, are recorded because payment is considered probable and is supported by contractual agreements and/or public filings.
Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of December 31, 2012 and December 31, 2011, NCR had no material obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.
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
The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2012	2011	2010
Warranty reserve liability
Beginning balance as of January 1	$23	$24	$25
Accruals for warranties issued	46	42	48
Settlements (in cash or in kind)	(43)	(43)	(49)
Ending balance as of December 31	$26	$23	$24

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, for the following fiscal years were:

In millions	2013	2014	2015	2016	2017
Minimum lease obligations	$98	$67	$46	$29	$12

Total rental expense for operating leases was $102 million in 2012, $100 million in 2011, and $87 million in 2010.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2012, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016.  The notional amount of the interest rate swap starts at $560 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are firmly committed and forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2012, the balance in AOCI related to the interest rate swap agreement was a loss of $10 million, net of tax, which relates to an interest rate swap instrument expiring in 2016. The gains or losses from this derivative contract related to interest payments are recorded in interest expense when the interest is accrued and affects earnings.
The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2012			December 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$16
Foreign exchange contracts	Other current assets	28	—	Other current liabilities	72	1
Total derivatives designated as hedging instruments			$—			$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$1	Other current liabilities	$245	$3
Total derivatives not designated as hedging instruments			$1			$3
Total derivatives			$1			$20

	Fair Values of Derivative Instruments
	December 31, 2011			December 31, 2011
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$9
Foreign exchange contracts	Other current assets	166	6	Other current liabilities	58	—
Total derivatives designated as hedging instruments			$6			$9
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$114	$—	Other current liabilities	$148	$3
Total derivatives not designated as hedging instruments			$—			$3
Total derivatives			$6			$12

* As of December 31, 2012, approximately $5 million was recorded in other current liabilities and $11 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2011, approximately $3 million was recorded in other current liabilities and $6 million was recorded in other liabilities related to the interest rate swap.
The effect of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Interest rate swap	$(7)	$(9)	$—	Interest expense	$—	$(1)	$—	Interest expense	$—	$—	$—
Foreign exchange contracts	$(2)	$(3)	$3	Cost of Products	$4	$(3)	$(3)	Other (expense) income	$—	$1	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Foreign exchange contracts	Other (expense) income	$(1)	$3	$—
Foreign exchange contracts	Cost of Products	$(7)	$3	$(1)

Refer to Note 11, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2012 and 2011, NCR did not have any major concentration of credit risk related to financial instruments.

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012 and 2011 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$527	$527	$—	$—
Available for sale securities**	11	11	—
Foreign exchange contracts ***	1	—	1	—
Total	$539	$538	$1	$—
Liabilities:
Interest rate swap ****	$16	$—	$16	$—
Foreign exchange contracts****	4	—	4	—
Total	$20	$—	$20	$—

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$33	$33	$—	$—
Available for sale securities**	10	10	—	—
Foreign exchange contracts ***	6	—	6	—
Total	$49	$43	$6	$—
Liabilities:
Interest rate swap ****	$9	$—	$9	$—
Foreign exchange contracts****	$3	$—	$3	$—
Total	$12	$—	$12	$—
_____________
*    Included in Cash and cash equivalents in the Consolidated Balance Sheets.
**    Included in Other assets in the Consolidated Balance Sheets.
***    Included in Other current assets in the Consolidated Balance Sheets.
****    Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

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

Interest rate swap - As a result of our Senior Secured Credit Facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we hedge a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap is valued using the income approach inclusive of nonperformance and counterparty risk considerations and is classified within Level 2 of the valuation hierarchy.

Foreign Exchange Contracts - As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward and option contracts. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets as of December 31:

In millions	2012		2011
	Carrying Value	Total Losses	Carrying Value	Total Losses
Property, plant and equipment	$—	$—	$144	$(81)
Goodwill	—	—	5	(5)
Definite-lived intangible assets	—	—	4	(2)
Investment	—	(7)	—	—
Total	$—	$(7)	$153	$(88)

NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired.

NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. During 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management's estimates of risk associated with the investment. As a result, for the twelve months ended December 31, 2012, we recorded an other-than-temporary impairment charge of $7 million in Other (expense) income, net in the Consolidated Statements of Operations based on Level 3 valuations.

The property, plant and equipment, goodwill, and definite-lived intangible assets were valued in 2011 using a market approach based on an independent third-party market price. For the twelve months ended December 31, 2011, we recorded $88 million within income (loss) on discontinued operations in the Consolidated Statements of Operations. Refer to Note 4, "Goodwill and Other Long-Lived Assets" for additional discussion.

12. SEGMENT INFORMATION AND CONCENTRATIONS

Operating Segment Information The Company manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software and cash management software, and related installation, maintenance and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and related software, bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, and managed and professional services and a complete line of printer consumables.

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

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2012	2011	2010
Revenue by segment
Financial Services	$3,180	$2,999	$2,645
Retail Solutions	1,667	1,778	1,717
Hospitality(1)	522	141	—
Emerging Industries	361	373	349
Consolidated revenue	5,730	5,291	4,711
Operating income by segment
Financial Services	319	313	250
Retail Solutions	102	71	73
Hospitality(1)	85	22	—
Emerging Industries	83	77	60
Subtotal - segment operating income	589	483	383
Pension expense	292	222	208
Other adjustments(2)	65	49	26
Income from operations	$232	$212	$149

(1)
The acquisition of Radiant was completed on August 24, 2011. Because the transaction was completed during 2011, the revenue and operating income results reflected for the Hospitality segment are partial, and reflect only the period from August 25, 2011 through December 31, 2011.

(2)
Other adjustments for the twelve months ended December 31, 2012 include $23 million of acquisition related costs, $38 million of acquisition related amortization of intangible assets and $4 million of legal costs incurred related to the OFAC and FCPA investigations. For the twelve months ended December 31, 2011, other adjustments include $37 million of acquisition related costs and $12 million of acquisition related amortization of intangible assets. For the twelve months ended December 31, 2010, other adjustments include an $8 million litigation charge and $18 million of incremental costs directly related to the relocation of the Company's worldwide headquarters.

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2012	2011	2010
Product revenue	$2,854	$2,592	$2,301
Professional and installation services revenue	927	764	581
Total solution revenue	3,781	3,356	2,882
Support services revenue	1,949	1,935	1,829
Total revenue	$5,730	$5,291	$4,711

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2012	%	2011	%	2010	%
Revenue by Geographic Area
United States	$2,198	38%	$1,914	36%	$1,548	33%
Americas (excluding United States)	625	11%	534	10%	466	10%
Europe	1,459	26%	1,421	27%	1,378	29%
Asia Middle East Africa	1,448	25%	1,422	27%	1,319	28%
Consolidated revenue	$5,730	100%	$5,291	100%	$4,711	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2012	2011
Property, plant and equipment, net
United States	$188	$246
Americas (excluding United States)	23	21
Europe	26	21
Asia Middle East Africa	71	77
Consolidated property, plant and equipment, net	$308	$365

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2012, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

13. QUARTERLY INFORMATION (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2012
Total revenues	$1,244	$1,409	$1,435	$1,642
Gross margin	298	357	358	332
Operating income (loss)	49	101	89	(7)
Income (loss) from continuing operations (attributable to NCR)	38	67	58	(23)
Income (loss) from discontinued operations, net of tax	(9)	13	(1)	3
Net income (loss) attributable to NCR	$29	$80	$57	$(20)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.24	$0.42	$0.36	$(0.14)
Diluted	$0.23	$0.41	$0.35	$(0.14)
Net income (loss) per common share:
Basic	$0.18	$0.50	$0.36	$(0.12)
Diluted	$0.18	$0.49	$0.35	$(0.12)

2011
Total revenues	$1,058	$1,272	$1,360	$1,601
Gross margin	219	279	299	385
Operating income (loss)	20	62	28	102
Income (loss) from continuing operations (attributable to NCR)	19	45	23	59
Income (loss) from discontinued operations, net of tax	(6)	(12)	(7)	(68)
Net income (loss) attributable to NCR	$13	$33	$16	$(9)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.12	$0.29	$0.15	$0.37
Diluted	$0.12	$0.28	$0.14	$0.37
Net income (loss) per common share:
Basic	$0.08	$0.21	$0.10	$(0.06)
Diluted	$0.08	$0.21	$0.10	$(0.06)

The table above reflects adjustments to previously reported results related the presentation of the Entertainment business as a discontinued operation. Refer to Note 14, "Discontinued Operations" for additional information.

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

14. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment business, the spin-off of Teradata Data Warehousing (Teradata), the closure of NCR's EFT payment processing business in Canada, and the divestiture of our healthcare solutions business.

The income (loss) from discontinued operations for the years ended December 31 was:

	2012		2011		2010
	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax
Environmental matters	$3	$2	$3	$2	$31	$20
Divestiture of the Entertainment business	(6)	(4)	(147)	(96)	(43)	(28)
Spin-off of Teradata	—	8	—	6	—	3
Closure of the EFT Canadian business	—	—	(2)	(1)	—	—
Divestiture of the Healthcare business	—	—	(5)	(4)	(7)	(5)
Total	$(3)	$6	$(151)	$(93)	$(19)	$(10)

Environmental Matters For the year ended December 31, 2012, income from discontinued operations primarily includes previously agreed settlements with insurance carriers related to the Fox River matter. For the year ended December 31, 2011, (loss) income from discontinued operations included an accrual for an environmental matter in Japan, which relates to anticipated future disposal requirements of certain materials generated by a former NCR manufacturing facility in that country, and accruals for litigation fees related to the Kalamazoo River environmental matter. These accruals were offset by Fox River related activities which include scheduled payments from an insurer in connection with a settlement that had been agreed to in prior years coupled with the favorable impact of changes in estimates and assumptions of the total costs. For the year ended December 31, 2010, income from discontinued operations was primarily due to settlements with insurance carriers related to the Fox River matter. Refer to Note 9, "Commitments and Contingencies," for additional information regarding the Fox River environmental matter.

Divestiture of the Entertainment Business As described in Note 3, "Business Combinations, Investments and Divestitures" on June 22, 2012, we sold certain assets of our Entertainment business. Beginning in the first quarter of 2012, we accounted for the Entertainment business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment business have been presented as a discontinued operation. For the year ended December 31, 2012, income (loss) from discontinued operations included the results of operations of the Entertainment business, as well as a $33 million, or $21 million net of tax, gain from the divestiture of the business.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

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

15. REAL ESTATE TRANSACTIONS

During the year ended December 31, 2012, the Company recognized $10 million in gains from the sale of real estate in the Consolidated Statement of Operations which were recorded as a reduction to selling, general and administrative expenses, $4 million of which was previously deferred. The net proceeds of $8 million from these sales were recorded in investing activities and the net gains are recorded in operating activities in the Consolidated Statement of Cash Flows.

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

16. SUBSEQUENT EVENTS

Acquisition of Retalix, Ltd. On February 6, 2013, the Company, through its indirect wholly owned subsidiary, Moon S.P.V. (Subsidiary) Ltd., a private company formed under the laws of the State of Israel (Merger Sub), completed the acquisition of Retalix Ltd., pursuant to the previously announced Agreement and Plan of Merger, dated November 28, 2012, by and among the Company, Merger Sub, and Retalix. In the acquisition, the Company paid $30.00 per Retalix share, representing an aggregate cash purchase price of approximately $800 million or approximately $650 million, net of cash acquired. The purchase price is being paid from the net proceeds from the 4.625% Notes and borrowings under the senior secured credit facility. As a result of the acquisition, Retalix became an indirect wholly owned subsidiary of NCR. The transaction will be accounted for as a business combination.
NCR incurred acquisition-related transaction costs of approximately $8 million which consist primarily of investment banking , legal and accounting fees. Approximately $3 million were incurred during the year ended December 31, 2012 and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
These disclosures are based on our preliminary estimates of the fair values of the consideration paid. As NCR's acquisition of Retalix closed on February 6, 2013, management is still determining the purchase price allocation. However, the substantial majority of the purchase price is expected to be allocated to goodwill and intangible assets. Additionally, management is still determining the pro forma impact of the Retalix acquisition on the 2012 results.

Amendment of Senior Secured Credit Facility On February 5, 2013, the Company entered into a third amendment to its senior secured credit facility. Among other things, the third amendment modified:

•
the incremental facility feature of the senior secured credit facility to permit the Company to request incremental term loans and/or revolving credit facilities with commitments in an aggregate amount not to exceed:

•
prior to the date that the Company obtains an investment grade rating, the greater of (i) the remaining existing incremental facility capacity (currently $200 million), and (ii) an aggregate amount that would not cause the secured leverage ratio under the senior secured credit facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 2.75 to 1.00; and

•
after the date that the Company obtains an investment grade rating, an aggregate amount that would not cause the leverage ratio under the senior secured credit facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed a level that is 0.50 less than the then-applicable leverage ratio covenant; and

•
the covenant on restricted payments to permit share repurchases, dividends and other restricted payments in an amount not to exceed $50 million in any fiscal year, with the ability to carry forward unused amounts for share repurchases, dividends and other restricted payments in future fiscal years.

Commitments and Contingencies With regard to the first matter described in Note 9, "Commitments and Contingencies," in early 2013 the Company and the Special Committee of the Company's Board of Directors each completed their respective internal investigations regarding the anonymous allegations received from a purported whistleblower in 2012 regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations related to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.
With respect to Syria, in January 2013, the Company received a wind down license from OFAC that permits the Company to take measures required to wind down its past operations in Syria. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.
The Company's investigations of the whistleblower's FCPA allegations identified a few opportunities to strengthen the Company's comprehensive FCPA compliance program, and remediation measures were proposed and are being implemented.
In addition, on January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand that the Company received by letter on August 31, 2012 related to the whistleblower's OFAC and FCPA allegations. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company will not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws.
In the ATL litigation described in Note 9, "Commitments and Contingencies," ATL's petition for review by the United States Supreme Court of the decision in favor of the Company's indemnitees was denied in January 2013.
In the Kalamazoo River litigation described in Note 9, "Commitments and Contingencies," the Company's summary judgment motion was denied in its entirety in January 2013, and trial in the case commenced on February 19, 2013.
Pension and postemployment plans During the first quarter of 2013, NCR amended the U.S. separation plan to eliminate the accumulation and vesting of postemployment benefits. This amendment is expected to result in a reduction of the postemployment liability by approximately $50 million and a curtailment benefit of approximately $14 million.
On February 25, 2013, the Compensation and Human Resource Committee approved the termination of the U.S. non-qualified pension plans.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

Beginning in 2010, in connection with its overall strategic goals and to improve the capital structure of the Company, the Board of Directors determined that it was in the best interests of the Company and its stockholders to undertake a multi-phase process of funding and de-risking certain of the Company's pension liabilities, which included making certain cash contributions in fiscal year 2012 that resulted in an improvement by approximately $880 million in the Company's year-end pension under-funded position (the “Pension Contribution”), as further described in the Company's current report filed on Form 8-K and dated as of February 7, 2013. Despite the substantial positive effect the Company's multi-phase pension strategy in general, and the Pension Contribution in particular, had on the Company's overall financial position, the Pension Contribution resulted in a decrease in the cash flow metric used under the Company's 2011 Economic Profit Plan, as amended from time to time (the “EPP”). The cash flow metric under the EPP is one of the factors under the EPP that determines the timing of certain EPP bonus payments. The Compensation and Human Resource Committee determined on February 25, 2013 to exclude the Pension Contribution for the purpose of calculating the cash flow metric under the EPP. No amount earned under the EPP was affected by this determination.

On February 25, 2013 the Compensation and Human Resource Committee approved the termination of the NCR Nonqualified Excess Plan (the “Excess Plan”) and the Retirement Plan for Officers of NCR (the “Officer Plan”) in which Peter Dorsman, our Executive Vice President, Chief Quality Officer, participates.  In connection with the termination of the Excess Plan and the Officer Plan, Mr. Dorsman will be eligible to receive a lump sum payment of $142,492 which will be paid at the same time payments are made to other participants

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2012 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

We have a Code of Conduct that sets the standard for ethics and compliance for all of our directors and employees, including our chief executive officer, our chief financial officer and our chief accounting officer. Our Code of Conduct is available on the Corporate Governance page at our website at http://www.ncr.com/about-ncr/corporate-governance under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct with respect to any director as well as our principal executive officer, principal financial officer, and principal accounting officer, on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2012 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2012 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2012 year, is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2012 year, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts is included in this Form 10-K. All other schedules are not required under the related instructions or are not applicable.

(3) Exhibits: See Index of Exhibits below for a listing of all exhibits to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are identified in the Index of Exhibits by an asterisk (*).

(b) The following is an index of all exhibits to this Form 10-K. Exhibits identified in parentheses in the index below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

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

2.3	Asset Purchase Agreement, dated as of February 3, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation.

2.4
First Amendment to Asset Purchase Agreement, dated as of June 22, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (Exhibit 2.3 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

2.5
Agreement and Plan of Merger, dated November 28, 2012, by and among NCR Corporation, Moon S.P.V. (Subsidiary) Ltd., and Retalix, Ltd. (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated February 6, 2013).

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

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated September 18, 2012 (the “September 18, 2012 Form 8-K”)).

4.3
Indenture, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated December 18, 2012 (the “December 18, 2012 Form 8-K”)).

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

10.17.4	Form of 2010 Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2010 Quarterly Report). *

10.17.5	Form of 2010 Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2010 Quarterly Report). *

10.17.6	Form of 2010 Performance Based Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2010 Quarterly Report). *

10.17.7	Form of 2010 Performance Based Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2010 Quarterly Report). *

10.17.8
Form of 2011 Stock Option Agreement under the Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter 2011 Quarterly Report”)). *

10.17.9	Form of 2011 Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2011 Quarterly Report). *

10.17.10	Form of 2011 Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2011 Quarterly Report). *

10.17.11	Form of 2011 Performance Based Restricted Stock Agreement under the Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2011 Quarterly Report). *

10.17.12	Form of 2011 Performance Based Restricted Stock Unit Agreement under the Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2011 Quarterly Report). *

10.17.13	Amendment to the 2011 Restricted Stock Unit Agreement for William Nuti dated April 19, 2012 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation filed April 19, 2012). *

10.17.14
Form of 2012 Restricted Stock Unit Award Agreement for Non-Executive Employees under the Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “First Quarter 2012 Quarterly Report").)*

10.17.15	Form of 2012 Restricted Stock Unit Award Agreement for Executives under the Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2012 Quarterly Report). *

10.17.16	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Non-Executive Employees under the Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2012 Quarterly Report). *

10.17.17	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Executives under the Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2012 Quarterly Report). *

10.18	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report). *

10.19	Amended and Restated NCR Management Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.20
NCR Director Compensation Program effective April 21, 2009 (Exhibit 10.7 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.20.1	2009 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.20.2	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.21	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.21.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.22	Amended and Restated NCR Nonqualified Excess Plan, effective December 31, 2008 (Exhibit 10.26.6 to the 2008 Annual Report). *

10.22.1	First Amendment to the NCR Nonqualified Excess Plan dated October 24, 2012. *

10.23	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation filed August 2, 2005). *

10.23.1	Letter agreement dated July 26, 2006 with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation filed July 27, 2006). *

10.23.2	Second Amendment effective as of December 12, 2008 to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.24
NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

10.24.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.24.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.25	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.26	Letter Agreement with John Bruno dated October 27, 2008 (Exhibit 10.8 to the First Quarter 2010 Quarterly Report). *

10.27	Letter Agreement with Peter Leav dated December 28, 2008 (Exhibit 10.9 to the First Quarter 2010 Quarterly Report). *

10.28	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

10.29	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.29.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.29.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the First Quarter 2012 Quarterly Report).

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

10.35	The Retirement Plan for Officers of NCR (Amended and Restated effective December 31, 2008) (Exhibit 10.22.5 to the 2008 Annual Report). *

10.35.1	First Amendment to the Retirement Plan for Officers of NCR dated October 23, 2012. *

10.36
Registration Rights Agreement, dated September 17, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and J.P. Morgan Securities LLC) as representative of the initial purchasers (Exhibit 10.01 to the September 18, 2012 Form 8-K).

10.37
Incremental Facility Agreement, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Third Quarter 2012 Quarterly Report”)).

10.38
Reaffirmation Agreement, dated as of August 22, 2012, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2012 Quarterly Report).

10.39
Second Amendment, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 and amended as of December 21, 2011, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.3 to the Third Quarter 2012 Quarterly Report).

10.40
Voting and Support Agreement, dated as of November 28, 2012, by and among NCR Corporation, Moon S.P.V. (Subsidiary) Ltd. and each of Boaz Dotan, Eli Gelman, Nehemia Lemelbaum, Avinoam Naor and Mario Segal (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 28, 2012).

10.41
Registration Rights Agreement, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and J.P. Morgan Securities LLC) as representative of the initial purchasers (Exhibit 10.01 to the December 18, 2012 Form 8-K).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.
* Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$16	$—	$—	$—	$16
Deferred tax asset valuation allowance	$412	$17	$—	$30	$399
Inventory excess and obsolete reserves	$83	$134	$—	$130	$87
Reserves related to business restructuring	$2	$—	$—	$2	$—

Year Ended December 31, 2011
Allowance for doubtful accounts	$13	$3	$—	$—	$16
Deferred tax asset valuation allowance	$410	$2	$—	$—	$412
Inventory excess and obsolete reserves	$71	$105	$—	$93	$83
Reserves related to business restructuring	$3	$—	$—	$1	$2

Year Ended December 31, 2010
Allowance for doubtful accounts	$24	$—	$—	$11	$13
Deferred tax asset valuation allowance	$528	$—	$—	$118	$410
Inventory excess and obsolete reserves	$100	$80	$—	$109	$71
Reserves related to business restructuring	$4	$—	$—	$1	$3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	March 1, 2013	By:	/s/ Robert P. Fishman
Robert P. Fishman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	Chief Executive Officer and President

	/s/ Robert P. Fishman	Senior Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Deanna W. Oppenheimer	Director
Deanna W. Oppenheimer

Date:	March 1, 2013