Form 10-Q
period 2013-03-31
NCR CORP
filed 2013-05-09
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Commission File Number 001-00395
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 15, 2013, there were approximately 164.4 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2013	2012
Product revenue	$667	$570
Service revenue	743	674
Total revenue	1,410	1,244
Cost of products	503	445
Cost of services	538	484
Selling, general and administrative expenses	229	191
Research and development expenses	55	46
Total operating expenses	1,325	1,166
Income from operations	85	78
Interest expense	(21)	(9)
Other income (expense), net	2	(2)
Income from continuing operations before income taxes	66	67
Income tax expense	2	7
Income from continuing operations	64	60
Loss from discontinued operations, net of tax	(1)	(9)
Net income	63	51
Net income attributable to noncontrolling interests	2	1
Net income attributable to NCR	$61	$50
Amounts attributable to NCR common stockholders:
Income from continuing operations	$62	$59
Loss from discontinued operations, net of tax	(1)	(9)
Net income	$61	$50
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.38	$0.37
Diluted	$0.37	$0.36
Net income per common share
Basic	$0.37	$0.32
Diluted	$0.36	$0.31
Weighted average common shares outstanding
Basic	163.7	158.2
Diluted	167.5	162.3
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2013	2012
Net income	$63	$51
Other comprehensive income (loss):
Currency translation adjustments	(22)	(1)
Unrealized gain (loss) on derivatives	4	(5)
Less income tax expense	(1)	—
Unrealized gain on securities	3	1
Employee benefit plans
Amortization of prior service benefit	(18)	(5)
Net gain arising during the year	48	—
Actuarial loss included in benefits expense	2	4
Less income tax (expense) benefit	(12)	1
Total comprehensive income	67	46
Less comprehensive income attributable to noncontrolling interests:
Net income	2	1
Currency translation adjustments	(1)	(2)
Amounts attributable to noncontrolling interests	1	(1)
Comprehensive income attributable to NCR common stockholders	$66	$47

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$483	$1,069
Accounts receivable, net	1,193	1,086
Inventories, net	847	797
Other current assets	490	454
Total current assets	3,013	3,406
Property, plant and equipment, net	327	308
Goodwill	1,453	1,003
Intangibles, net	502	304
Prepaid pension cost	372	368
Deferred income taxes	538	534
Other assets	450	448
Total assets	$6,655	$6,371
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$77	$72
Accounts payable	593	611
Payroll and benefits liabilities	193	197
Deferred service revenue and customer deposits	558	455
Other current liabilities	416	407
Total current liabilities	1,837	1,742
Long-term debt	2,014	1,891
Pension and indemnity plan liabilities	814	812
Postretirement and postemployment benefits liabilities	194	246
Income tax accruals	140	138
Environmental liabilities	146	171
Other liabilities	119	79
Total liabilities	5,264	5,079
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	17	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 164.3 and 162.8 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	381	358
Retained earnings	1,145	1,084
Accumulated other comprehensive loss	(192)	(197)
Total NCR stockholders’ equity	1,336	1,247
Noncontrolling interests in subsidiaries	38	30
Total stockholders’ equity	1,374	1,277
Total liabilities and stockholders’ equity	$6,655	$6,371
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2013	2012
Operating activities
Net income	$63	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1	9
Depreciation and amortization	47	41
Stock-based compensation expense	10	11
Deferred income taxes	(9)	14
Gain on sale of property, plant and equipment and other assets	(4)	(1)
Impairment of long-lived and other assets	—	3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	9	(33)
Inventories	(47)	(34)
Current payables and accrued expenses	(36)	(17)
Deferred service revenue and customer deposits	73	85
Employee severance and pension	(34)	(13)
Other assets and liabilities	(52)	(27)
Net cash provided by operating activities	21	89
Investing activities
Expenditures for property, plant and equipment	(24)	(13)
Additions to capitalized software	(21)	(18)
Business acquisitions, net	(681)	—
Other investing activities, net	5	(2)
Net cash used in investing activities	(721)	(33)
Financing activities
Tax withholding payments on behalf of employees	(25)	(9)
Short term borrowings, net	1	—
Payments on term credit facility	(18)	—
Payments on revolving credit facility	(420)	(65)
Borrowings on revolving credit facility	565	40
Debt issuance costs	(2)	—
Proceeds from employee stock plans	18	7
Net cash provided by (used in) financing activities	119	(27)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	1	(9)
Net cash used in investing activities	—	(1)
Net cash provided by (used in) discontinued operations	1	(10)
Effect of exchange rate changes on cash and cash equivalents	(6)	(3)
(Decrease) increase in cash and cash equivalents	(586)	16
Cash and cash equivalents at beginning of period	1,069	398
Cash and cash equivalents at end of period	$483	$414
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2012 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2012.

On February 6, 2013, the Company, through its indirect wholly owned subsidiary, Moon S.P.V. (Subsidiary) Ltd., a private company formed under the laws of the State of Israel (Merger Sub), completed the acquisition of Retalix Ltd. (Retalix), pursuant to the previously announced Agreement and Plan of Merger, dated November 28, 2012, by and among the Company, Merger Sub, and Retalix. As a result of the acquisition, the results of Retalix are included for the period from February 6, 2013 to March 31, 2013. See Note 4, "Acquisitions," for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described in Note 18, "Subsequent Events," no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $41 million during the three months ended March 31, 2013 as compared to $27 million during the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, we had $17 million and $9 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the consolidated financial statements or in the notes thereto. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update and included the additional disclosure, as required, in the first quarter of 2013. See Note 16, "Accumulated Other Comprehensive Income (Loss)," for additional information.

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure these joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The total amount of the obligations is determined as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements include debt arrangements, settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

beginning after December 15, 2013, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2014 is not expected to have a material impact on our consolidated financial statements.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. The initial adoption on January 1, 2014 is not expected to have a material impact our consolidated financial statements.

2. PENSION BENEFIT PLAN ACCOUNTING METHODOLOGY CHANGES

Effective in the first quarter of 2013, we elected to change our accounting methodology for recognizing costs for all of our company-sponsored U.S. and international pension benefit plans. Previously, net actuarial gains or losses (except those differences not yet reflected in the market-related value) were only amortized to the extent that they exceeded 10% of the higher of the market-related value or the projected benefit obligation of each respective plan. Beginning in 2012, the losses associated with the U.S. qualified pension plan and our largest UK pension plan were amortized over the expected remaining lifetime of plan participants instead of the expected service period of active plan participants, because almost all of the participants were inactive. For our other U.S. and international plans, the gains or losses were amortized over the expected service period of the active plan participants. Further, the expected return on plan assets component of pension expense for our U.S. pension plan was previously determined using the expected rate of return and a calculated value of assets, referred to as the “market-related value.” Differences between the assumed and actual returns were reflected in market-related value on a straight-line basis over a 5-year period. Differences in excess of 10% of the market value were recognized immediately. Similar approaches were employed in determining expense for NCR's international plans.

Under our new accounting methods, we will recognize changes in the fair value of plan assets and net actuarial gains or losses upon remeasurement, which is at least annually in the fourth quarter of each year. These new accounting methods will result in changes in the fair value of plan assets and net actuarial gains and losses being recognized in expense faster than under our previous amortization method. The remaining components of pension expense, primarily net service cost, interest cost, and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense. While our previous policy of recognizing pension expense was acceptable, we believe that these new policies are preferable as they accelerate the recognition in our operating results of changes in the fair value of plan assets and actuarial gains and losses.

These changes have been reported through retrospective application of the new policies to all periods presented. We recorded a cumulative reduction of retained earnings as of December 31, 2012 (the most recent measurement date prior to the change) of $1,050 million related to these changes in accounting methodology. The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions, except per share data):

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions, except per share amounts	Three months ended March 31, 2013		Three months ended March 31, 2012
	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Condensed Consolidated Statements of Operations (Unaudited):
Cost of products	$505	$503	$446	$445
Cost of services	562	538	500	484
Selling, general and administrative expenses	241	229	199	191
Research and development expenses	59	55	50	46
Total operating expenses	1,367	1,325	1,195	1,166
Income from operations	43	85	49	78
Income from continuing operations before income taxes	24	66	38	67
Income tax expense (benefit)	(10)	2	(1)	7
Income from continuing operations	34	64	39	60
Net income	33	63	30	51
Net income attributable to NCR	$31	$61	$29	$50
Amounts attributable to NCR common stockholders:
Income from continuing operations	32	62	38	59
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.20	$0.38	$0.24	$0.37
Diluted	$0.19	$0.37	$0.23	$0.36
Net income per common share
Basic	$0.19	$0.37	$0.18	$0.32
Diluted	$0.19	$0.36	$0.18	$0.31
Condensed Consolidated Statements of Comprehensive Income (Unaudited):
Net income	$33	$63	$30	$51
Employee benefit plans
Net gain arising during the year	58	48	—	—
Actuarial loss included in benefits expense	31	2	31	4
Less income tax effect	(22)	(12)	(6)	1
Total comprehensive income	66	67	45	46
Comprehensive income attributable to NCR common stockholders	$65	$66	$46	$47
Condensed Consolidated Statements of Cash Flows (Unaudited):
Net income	$33	$63	$30	$51
Deferred income taxes	(21)	(9)	6	14
Employee severance and pension	8	(34)	16	(13)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	March 31, 2013
Condensed Consolidated Balance Sheets (Unaudited):	Previous Accounting Method	As Reported
Prepaid pension cost	371	372
Deferred income tax assets	540	538
Total assets	6,656	6,655
Other current liabilities	419	416
Total current liabilities	1,840	1,837
Total liabilities	5,267	5,264
Retained earnings	1,975	1,145
Accumulated other comprehensive loss	(1,024)	(192)
Total NCR stockholders' equity	1,334	1,336
Total stockholders' equity	1,372	1,374
Total liabilities and stockholders' equity	6,656	6,655

	December 31, 2012
Condensed Consolidated Balance Sheets (Unaudited):	Previously Reported	Adjusted
Retained earnings	2,134	1,084
Accumulated other comprehensive loss	(1,247)	(197)

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2013	December 31, 2012
Accounts receivable
Trade	$1,170	$1,056
Other	43	46
Accounts receivable, gross	1,213	1,102
Less: allowance for doubtful accounts	(20)	(16)
Total accounts receivable, net	$1,193	$1,086
The components of inventory are summarized as follows:

In millions	March 31, 2013	December 31, 2012
Inventories, net
Work in process and raw materials	$180	$187
Finished goods	211	167
Service parts	456	443
Total inventories, net	$847	$797

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. ACQUISITIONS

2013 Acquisitions

Acquisition of Retalix Ltd. On February 6, 2013, NCR, through its indirect wholly owned subsidiary, Moon S.P.V. (Subsidiary) Ltd., a private company formed under the laws of the State of Israel (Merger Sub), completed its acquisition of Retalix, pursuant to the previously announced Agreement and Plan of Merger, dated November 28, 2012, by and among NCR, Merger Sub, and Retalix. In the acquisition, NCR paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds from the December 2012 offer and sale of NCR's 4.625% senior unsecured notes and borrowing under NCR's senior secured credit facility. As a result of the acquisition, Retalix is now an indirect wholly owned subsidiary of NCR.

Retalix is a leading global provider of innovative retail software and services that transact billions of dollars in annual retail sales across its platform. The acquisition is consistent with NCR's continued transformation to a hardware-enabled, software-driven business model. Retalix's strength with blue-chip retailers is highly complementary and provides additional sales opportunities across the combined installed base.

Recording of Assets Acquired and Liabilities Assumed

The fair value of consideration transferred to acquire Retalix was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. The Company's purchase price allocation for Retalix is preliminary and subject to revision as additional information about fair value of the assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The preliminary allocation of the purchase price for Retalix is as follows:

In millions	Fair Value
Cash and cash equivalents	$127
Accounts receivable	112
Other tangible assets	57
Acquired goodwill	444
Acquired intangible assets other than goodwill	205
Deferred tax liabilities	(43)
Liabilities assumed	(114)
Total purchase consideration	$788

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $20 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of March 31, 2013.

The intangible assets acquired in the acquisition include the following:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Estimated Fair Value	Weighted Average Amortization Period(1)
	(In millions)	(years)
Direct customer relationships	$121	20
Technology - Software	74	5
Trademarks	10	6
Total acquired intangible assets	$205	14

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

The Company has incurred a total of $9 million of transaction expenses to date relating to the acquisition, of which $6 million are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

Unaudited Pro forma Information

The following unaudited pro forma information presents the consolidated results of NCR and Retalix for the three months ended March 31, 2013 and 2012. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2012, are as follows:

In millions	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue	$1,430	$1,310
Net income attributable to NCR	$58	$45

Other Acquisitions During the first quarter of 2013, the Company completed three additional acquisitions for aggregate cash consideration of approximately $16 million, plus related acquisition costs. Goodwill recognized related to these acquisitions was $10 million, of which it is expected that $7 million of the goodwill will be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Condensed Consolidated Statements of Operations.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2013 and December 31, 2012 are included in the table below. Foreign currency fluctuations are included within other adjustments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2012						March 31, 2013
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$202	$—	$202	$—	$—	$(1)	$201	$—	$201
Retail Solutions	120	(3)	117	444	—	—	564	(3)	561
Hospitality	659	—	659	10	—	(2)	667	—	667
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	(1)	24	—	24
Total goodwill	$1,011	$(8)	$1,003	$454	$—	$(4)	$1,461	$(8)	$1,453

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below. The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 4, "Acquisitions."

	Amortization Period (in Years)	March 31, 2013		December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$306	$(21)	$179	$(17)
Intellectual property	2 - 7	255	(88)	180	(80)
Tradenames	4 - 9	59	(10)	49	(8)
Non-compete arrangements	2 - 5	8	(7)	8	(7)
Total identifiable intangible assets		$628	$(126)	$416	$(112)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2013	Remainder of 2013 (estimated)
Amortization expense	$14	$50

	For the years ended December 31 (estimated)
In millions	2014	2015	2016	2017	2018
Amortization expense	$68	$67	$62	$53	$36

6. DEBT OBLIGATIONS

As of March 31, 2013, the Company’s total debt was $2.09 billion, with $77 million included in short-term borrowings and $2.014 billion included in long-term debt, as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2013	December 31, 2012
Senior Secured Credit Facility:
Term loan facility	$832	$850
Revolving credit facility	145	—
5.00% Senior Notes due July 15, 2022	600	600
4.625% Senior Notes due February 15, 2021	500	500
Other	14	13
Total debt	$2,091	$1,963

Senior Secured Credit Facility In August 2011, the Company entered into a $1.4 billion five-year senior secured credit facility with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, and a syndicate of lenders, consisting of a term loan facility in an aggregate principal amount of $700 million and a revolving credit facility in an aggregate principal amount of $700 million. The senior secured credit facility was amended and restated on August 22, 2012, and was further amended on February 5, 2013 (as amended, the Senior Secured Credit Facility). On August 22, 2012, we entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement relates to, and was entered into pursuant to, the Senior Secured Credit Facility. The Incremental Facility Agreement supplemented amounts available to us by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available under the Senior Secured Credit Facility and the Incremental Facility Agreement to $1.7 billion. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2013, outstanding letters of credit totaled approximately $17 million.
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
The Company's obligations under the Senior Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries. These security interests would be released if the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

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

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more term loans and/or revolving credit facilities, the proceeds of which can be used for working capital requirements and other general corporate purposes. The aggregate capacity for additional incremental term loans and/or incremental revolving commitments under the Senior Secured Credit Facility is:

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

•
and after the date that the Company obtains an investment grade rating, an aggregate amount that would not cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed a level that is 0.50 less than the then-applicable leverage ratio covenant.

In connection with the Senior Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs in 2011, which are being amortized to interest expense over the life of the debt. The August 22, 2012 amendment and restatement and Incremental Facility Agreement were considered modifications, not extinguishments of our credit facility, and therefore the unamortized debt issuance costs continue to be deferred. In connection with the August 22, 2012 amendment and restatement and Incremental Facility Agreement, the Company deferred an additional $3 million of debt issuance costs, which are being amortized to interest expense over the life of the new debt.
Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. The 5.00% and 4.625% Notes are unsecured senior obligations of the Company and are guaranteed, on an unsecured senior basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the Senior Secured Credit Facility.
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
The terms of the indentures for these notes, among other things, limit the ability of the Company and certain of its subsidiaries to incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of our subsidiaries to pay dividends to us; enter into affliliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.
In connection with the issuances of the 5.00% Notes and the 4.625% Notes, the Company entered into registration rights agreements with J.P. Morgan Securities LLC as representative of the initial purchasers of the applicable notes, and NCR International, Inc. and Radiant Systems, Inc. in their capacities as subsidiary guarantors. Each registration rights agreement requires the Company and the subsidiary guarantors, at their cost, to among other things:

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

On March 26, 2013 the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the 5.00% Notes and the 4.625% Notes in accordance with the requirements of the applicable registration rights agreements. See Note 18, "Subsequent Events," for additional information.

Additionally, in connection with the 5.00% Notes and the 4.625% Notes, the Company deferred approximately $11 million and $7 million of debt issuance costs, respectively, which are being amortized to interest expense over the life of the debt.

Fair Value of Debt The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of March 31, 2013 and December 31, 2012, the fair value of debt was $2.09 billion and $1.97 billion, respectively.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax represented an expense of $2 million for the three months ended March 31, 2013 compared to an expense of $7 million for the three months ended March 31, 2012. The decrease in income tax expense was primarily driven by a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain provisions of law that expired in 2012. Additionally, the decrease was driven by a favorable mix of earnings in continuing operations offset by a less favorable change in uncertain tax positions. The three months ended March 31, 2012 included a favorable settlement with the Canada Revenue Agency for the 2003 tax year which resulted in a $14 million tax benefit.

8. STOCK COMPENSATION PLANS
As of March 31, 2013, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2013	2012
Restricted stock	$9	$10
Stock options	1	1
Total stock-based compensation (pre-tax)	10	11
Tax benefit	(3)	(3)
Total stock-based compensation (net of tax)	$7	$8

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three months ended March 31, 2013 and 2012, the Company did not grant any stock options.

As of March 31, 2013, the total unrecognized compensation cost of $78 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2 years. As of March 31, 2013, the total unrecognized compensation cost of $1 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1 year.

9. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	31	39	20	19	51	58
Expected return on plan assets	(27)	(31)	(25)	(22)	(52)	(53)
Special termination benefit cost	13	—	—	—	13	—
Curtailment gain	(10)	—	—	—	(10)	—
Amortization of prior service cost	—	—	1	1	1	1
Net benefit cost	$7	$8	$—	$2	$7	$10

In February 2013, the Compensation and Human Resource Committee of NCR's Board of Directors approved the termination of NCR's U.S. non-qualified pension plans, resulting in a curtailment of those plans. As a result, the liability associated with the U.S. non-qualified pension plans was reduced and a curtailment gain was recognized totaling $10 million.

During the three months ended March 31, 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate. A special termination benefit charge of $13 million was recognized for those employees who irrevocably accepted the offer during the first quarter of 2013. For those employees who accepted the offer but have a deadline for irrevocably accepting the offer that is subsequent to March 31, 2013, a special termination benefit charge of approximately $12 million will be recognized in the three months ended June 30, 2013.

The income from the postretirement plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2013	2012
Interest cost	$—	$—
Amortization of:
Prior service benefit	(5)	(4)
Actuarial loss	1	1
Net postretirement income	$(4)	$(3)

The cost of the postemployment plan for the three months ended March 31 was:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2013	2012
Net service cost	$4	$6
Interest cost	2	2
Amortization of:
Prior service cost	(1)	(2)
Actuarial loss	1	3
Net benefit cost	6	$9
Restructuring severance cost	—	(1)
Curtailment gain	(13)	—
Total postemployment (benefit) cost	$(7)	$8

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

Employer Contributions

Pension For the three months ended March 31, 2013, NCR contributed approximately $18 million to its international pension plans and $2 million to its executive pension plan. In 2013, NCR anticipates contributing an additional $107 million to its international pension plans for a total of $125 million; and an additional $94 million to its executive pension plan for a total of $96 million in connection with the pension plan terminations discussed above. NCR may, in connection with the recently announced third phase of its pension strategy, make one or more discretionary contributions to the U.S. qualified plan over the next two years but no such contributions are scheduled as of this date. Refer to Note 18, "Subsequent Events," for additional information related to the recently announced third phase of NCR's pension strategy.

Postretirement For the three months ended March 31, 2013, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $4 million to its U.S. postretirement plan for a total of $5 million in 2013.

Postemployment For the three months ended March 31, 2013, NCR contributed approximately $9 million to its postemployment plans. NCR anticipates contributing an additional $33 million to its postemployment plans for a total of $42 million in 2013.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2013 cannot currently be reasonably determined, or are not currently considered probable.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations.  The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company will not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. The Company and the officers and directors will vigorously contest the allegations.
With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company received a license from OFAC on January 3, 2013, and a subsequent license on April 29, 2013, that permit the Company to take measures required to wind down its past operations in Syria. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.
With respect to the FCPA, the Company made a presentation in 2012 to the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) providing the facts known to the Company related to the whistleblower's FCPA allegations, and advising the government that many of these allegations were unsubstantiated. The Company is responding to subpoenas of the SEC and requests of the DOJ for documents and information related to the FCPA, including matters related to the whistleblower's FCPA allegations. The Company's investigations of the whistleblower's FCPA allegations identified a few opportunities to strengthen the Company's comprehensive FCPA compliance program, and remediation measures were proposed and are being implemented.
The Company is fully cooperating with the authorities with respect to all of these matters. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's, the SEC's or the DOJ's investigations.
In relation to a patent infringement case filed by a company known as Automated Transactions LLC (ATL) the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL's appeal of that ruling was decided in favor of 7-Eleven and Cardtronics in 2012, and its petition for review by the United States Supreme Court was denied in January 2013. (There are further proceedings to occur in the trial court on the indemnified companies' counterclaims against ATL, such that the case is not fully resolved, although ATL's claims of infringement in that case have now been fully adjudicated.) ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus a more recently issued patent; that suit has been consolidated with the first case.
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
NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API). The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.
In the October 2010 Government enforcement action discussed below, the federal and state governments asserted certain claims against the eight parties referenced above as well as four other entities. (As set out below, the claims against API were subsequently dismissed.) These claims, filed under CERCLA and other statutes, relate to the presence of PCBs at the Fox River site, and as a result the four newly named parties are also properly viewed as PRPs with respect to the site. Those entities are NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin.
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
In April 2009, the NCR Board of Directors approved the terms of a contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River consistent with the requirements of the Amended ROD. Also in April 2009, the Board of Directors approved the formation of a limited liability company (LLC), which NCR and API formed on April 27, 2009. The LLC entered into a remediation contract with Tetra Tech on April 27, 2009, and in-water dredging and remediation by Tetra Tech commenced thereafter. The Company has funded the LLC's operations on a regular basis tied to the remediation schedule, consistent with the Company's Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company's note, originally $20 million, is now approximately $13 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

On December 16, 2009, the court issued a ruling canceling the Phase I trial and granting motions for summary judgment filed by certain of the defendants with respect to NCR's and API's claims. The court held that NCR and API could not recover from these defendants any costs that NCR and API have incurred in the Fox River cleanup (the ruling does not affect the Governments' potential claims against such parties).  In a further ruling dated February 28, 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims against NCR and API, with respect to certain Fox River response costs incurred by them. The Company intends to appeal both rulings to the United States Court of Appeals for the Seventh Circuit, after entry of a final judgment in the case. A trial in that case took place in February 2012 to address what were then the primary remaining issues in the case, including whether the Company has so-called "arranger" liability in the portion of the Fox River that is upriver of the area where the Company's former facilities were located, the amount of certain insurance setoffs to be applied to the counterclaims, and the amount of recoverable counterclaim damages. The trial was to the judge, without a jury.
On July 3, 2012, the Wisconsin federal court issued its ruling on the issues that were the subject of the February 2012 trial. The court ruled in NCR's favor on the issue of “arranger” liability as applied to Operable Unit 1 of the Fox River, and held, among other things, that the Company's predecessor companies at the Fox River did not, in the sale of carbonless copy paper “broke,” intend to arrange for the disposal of hazardous substances. The court issued other rulings regarding insurance offsets and certain aspects of counterclaim damages. The court's decision required no additions to the Company's Fox River reserve. Additional issues were resolved by further court orders later in 2012 and by party stipulations in 2013. The court has indicated that it expects to issue a final judgment in the allocation litigation after it reaches a decision in the phase 1 trial of the separate Government enforcement action described below. When a final judgment is entered, the Company will pursue an appeal to the United States Court of Appeals for the Seventh Circuit with respect to certain of the court's orders, including the orders of December 2009 and February 2011.
On October 14, 2010, the Governments filed a lawsuit (the "Government enforcement action") in federal court in Wisconsin against twelve parties, including the companies named in the 2007 Order mandating the cleanup (i.e., the eight original PRPs), and NewPage Wisconsin Systems, Inc., Neenah-Menasha Sewerage Commission, Kimberly-Clark Corporation, and the City of Appleton, Wisconsin (the four additional PRPs), with respect to the presence of PCBs at the Fox River. The Government enforcement action seeks payment of the Governments' unreimbursed response costs in connection with the Fox River matter as well as compensation for natural resource damages. The Governments also request a judicial declaration that the remaining seven 2007 Order recipients (as noted herein, the claims against API were subsequently dismissed) are required to comply with its provisions, and an injunction mandating such compliance. With respect to NCR, there are no claims asserted against the Company in the Government enforcement action that were not previously contemplated in the Company's Fox River reserve, as discussed herein. A trial of the first phase of the Government enforcement action took place in December 2012 to address the Governments' request for a declaratory judgment that all recipients of the 2007 Order must comply with its terms (other than the terms relating to reimbursement of Government response costs, which will be deferred to a subsequent phase). The case was tried to the court, without a jury. See Note 18, "Subsequent Events," for additional information related to this matter.
On April 10, 2012, the court granted an API motion for reconsideration in connection with its motion for summary judgment in the Government enforcement action, and ruled that API did not have direct liability to the Governments under CERCLA, without disturbing API's continuing obligation to pay under the above-referenced agreement, arbitration award and judgment. Accordingly, the court dismissed the Governments' claims against API. API sought to withdraw from the LLC as a result of this decision. API and the Company disagree whether the court's decision allows API to withdraw from the LLC. Following the court's decision, and API's unilateral withdrawal from the LLC, the Company funded the full cost of the 2012 remediation activity that had been ordered by the court and sought payment from API under the referenced agreement, arbitration award and judgment. The total of the payment demands made by NCR of API in 2012 and outstanding as of March 31, 2013 is approximately $40 million; the Company expects to make further demands of API as future obligations become due. The court has observed that “the arbitration award set in stone the 60% figure” (referring to API's 60% payment obligation discussed herein), but has stated that the amount to which the 60% obligation applies “must be determined through agreement of the parties or some other means.” As a result, the Company and API are engaged in formal dispute resolution procedures under the 1998 agreement referenced above, which included, in March 2013, the Company's initiation of arbitration proceedings against API. In connection with the dispute, the Company notes that in public filings in March 2013, API stated that the Wisconsin federal court's rulings “do not affect Appleton's rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement and a 2005 arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of Appleton's liability under the [a]rbitration is $65 million, which represents Appleton's best estimate of amounts to be paid for 2012 and 2013.” The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR with respect to the Fox River.
In the quarter ended December 31, 2010, the Governments publicly announced proposed monetary settlements of Fox River - related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and against other

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, which has received court approval, releases GP from liability for, and provides contribution protection for, claims relating to government oversight costs and certain claims relating to clean-up actions upriver of GP's facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). The settlement with Brown County, the City of Green Bay and the United States, if approved, would release those entities and provide contribution protection for all claims relating to the Fox River site.
The extent of NCR's potential liability remains subject to many uncertainties. NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades, will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the remaining segments of the river; (2) the total natural resource damages for the site; (3) the share NCR (and, whether directly or indirectly, API) will bear of future clean-up costs and natural resource damages; (4) the share of NCR's payments for such clean-up costs and natural resource damages that API or B.A.T Industries p.l.c., will bear; and (5) NCR's transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation, the Government enforcement actions, and the arbitration against API. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.
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
Third, for the NCR share of NRD, which is discussed above, NCR uses a best estimate. In a ruling dated September 30, 2011, the Wisconsin federal court ruled that the defendants in the allocation litigation could seek recovery against NCR and API for overpayments of NRD. Whether the federal government is entitled to NRD recovery on behalf of NRD trustees is an issue that is not expected to be determined before later in 2013 or 2014, when that phase of the Government enforcement action is reached.
The NCR share of remaining clean-up costs is expected to be determined in the allocation litigation (including appeals). In light of the Wisconsin federal court's December 16, 2009, February 28, 2011, April 10, 2012, and July 3, 2012 rulings described above, NCR's reserve at March 31, 2013 assumed that NCR (subject to the obligations of its co-obligors and indemnitors discussed below) will be responsible for the full extent of the cleanup activities in OUs 2 through 5, which the Company considers a best estimate, and for the counterclaim damages determined in the February 2012 trial.
The Company will seek to overturn the trial court's prior summary judgment rulings on appeal and believes that the NCR allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. NCR's reserve does not at present assume any payments or reduction of exposure based either on the forthcoming appeal or on Government enforcement against the other 2007 Order recipients or defendants. See Note 18, "Subsequent Events," for additional information related to this matter.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR's engineering consultants believe it will take to implement the remedy for the river. This estimate is based on an analysis of NCR's costs since this matter first arose in 1995 and estimates of what NCR's defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2014 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, and the allocation litigation, Government enforcement action, the API arbitration, and other legal matters discussed above.
In light of several factors, among them, the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the 2007 Order for clean-up of the lower river; the pending allocation litigation and the prospective appeals; whether there will be judicial recognition of divisible harm at the Fox River site and thus of allocable shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement actions or otherwise for NRD, government oversight costs and remediation liability; change orders, cost overruns or contractor disputes that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR's various indemnitors and co-obligors, and the outcome of any related disputes; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly, calculation of the Company's Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of March 31, 2013, the net reserve for the Fox River matter was approximately $114 million, compared to $115 million as of December 31, 2012. The decrease in the reserve is due to payments for clean-up activities and litigation costs. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months' worth of remediation activities in advance. As of March 31, 2013 and December 31, 2012, approximately zero and $3 million, respectively, remained from this funding and was recorded in other current assets in the Consolidated Balance Sheets. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR's estimate of what AT&T and Alcatel-Lucent will pay under the indemnity is recorded as a long-term asset of approximately $77 million as of March 31, 2013 and $84 million as of December 31, 2012, and is deducted in determining the net reserve discussed above. The Company reached the indemnity threshold in the quarter ended December 31, 2012 and invoiced AT&T and Alcatel-Lucent. Payment was received in the quarter ended December 31, 2012, and additional payments on subsequent invoices were received in the quarter ended March 31, 2013. The Company expects to continue such invoicing on a regular basis as expenses are incurred.
In connection with the Fox River and other matters, through March 31, 2013, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API, and NCR and API have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR's agreed-upon share of the $9 million is estimated to be $4 million.
As of March 31, 2013, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. The Company will pursue its claim against this remaining insurance company vigorously.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit, pending in Michigan, asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo River Site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The Company is contesting the allegations in the GP suit vigorously. The case was tried in Michigan federal court in February 2013; a decision is expected in 2013. As of March 31, 2013, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.
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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2013 and December 31, 2012, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2013	2012
Warranty reserve liability
Beginning balance as of January 1	$26	$23
Accruals for warranties issued	8	10
Settlements (in cash or in kind)	(10)	(10)
Ending balance as of March 31	$24	$23

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

11. EARNINGS PER SHARE AND SHARE REPURCHASES
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
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2013	2012
Amounts attributable to NCR common stockholders:
Income from continuing operations	$62	$59
Loss from discontinued operations, net of tax	(1)	(9)
Net income applicable to common shares	$61	$50
Weighted average outstanding shares of common stock	163.7	158.2
Dilutive effect of employee stock options and restricted stock	3.8	4.1
Common stock and common stock equivalents	167.5	162.3
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.38	$0.37
From discontinued operations	$(0.01)	$(0.05)
Net earnings per share (Basic)	$0.37	$0.32
Diluted earnings per share:
From continuing operations	$0.37	$0.36
From discontinued operations	$(0.01)	$(0.05)
Net earnings per share (Diluted)	$0.36	$0.31
For the three months ended March 31, 2012, outstanding options to purchase approximately 2.2 million shares of common stock were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive. During the three months ended March 31, 2013 there were no anti-dilutive options.
For the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of its common stock.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of March 31, 2013, the balance in AOCI related to foreign exchange derivative transactions was a gain of $1 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of March 31, 2013, the balance in AOCI related to the interest rate swap agreement was a loss of $8 million, net of tax.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Fair Values of Derivative Instruments
	March 31, 2013			March 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$15
Foreign exchange contracts	Other current assets	124	2	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$2			$15
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$226	$3	Other current liabilities	$272	$2
Total derivatives not designated as hedging instruments			3			2
Total derivatives			$5			$17

	Fair Values of Derivative Instruments
	December 31, 2012			December 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$16
Foreign exchange contracts	Other current assets	28	—	Other current liabilities	72	1
Total derivatives designated as hedging instruments			$—			$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$1	Other current liabilities	$245	$3
Total derivatives not designated as hedging instruments			1			3
Total derivatives			$1			$20

* As of March 31, 2013, approximately $5 million was recorded in other current liabilities and $10 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2012, approximately $5 million was recorded in other current liabilities and $11 million was recorded in other liabilities related to the interest rate swap.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and March 31, 2012 were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2013	For the three months ended March 31, 2012	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2013	For the three months ended March 31, 2012	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Interest rate swap	$2	$1	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange contracts	$2	$(6)	Cost of products	$—	$—	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Foreign exchange contracts	Other (expense) income, net	$(3)	$(6)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2013, NCR did not have any major concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

		Fair Value Measurements at Reporting Date Using
In millions	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$29	$29	$—	$—
Available for sale securities**	13	13	—	—
Foreign exchange contracts ***	5	—	5	—
Total	$47	$42	$5	$—
Liabilities:
Interest rate swap****	$15	$—	$15	$—
Foreign exchange contracts****	2	—	2	—
Total	$17	$—	$17	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$527	$527	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange contracts ***	1	—	1	—
Total	$539	$538	$1	$—
Liabilities:
Interest rate swap****	$16	$—	$16	$—
Foreign exchange contracts****	4	—	4	—
Total	$20	$—	$20	$—

_____________
*    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**    Included in Other assets in the Condensed Consolidated Balance Sheet.
***    Included in Other current assets in the Condensed Consolidated Balance Sheet.
****    Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.
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

Interest rate swap As a result of our Senior Secured Credit Facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we hedge a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap is valued using the income approach inclusive of nonperformance and counterparty risk considerations and is classified within Level 2 of the valuation hierarchy.

Foreign Exchange Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

and option contracts. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates and are classified within Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. No impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2013.

During the three months ended March 31, 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three months ended March 31, 2012, we recorded an other-than-temporary impairment charge of $3 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of March 31, 2012, there was no remaining carrying value of the investment.

14. SEGMENT INFORMATION AND CONCENTRATIONS
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

The following table presents revenue and operating income by segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2013	2012
Revenue by segment
Financial Services	$714	$695
Retail Solutions (2)	489	347
Hospitality	131	113
Emerging Industries	76	89
Consolidated revenue	1,410	1,244
Operating income by segment
Financial Services	57	57
Retail Solutions (2)	41	2
Hospitality	21	19
Emerging Industries	10	23
Subtotal - segment operating income	129	101
Pension expense	7	10
Other adjustments(1)	37	13
Income from operations	$85	$78

(1)
Other adjustments for the three months ended March 31, 2013 include $16 million of acquisition related integration costs,$14 million of acquisition related amortization of intangible assets, $6 million of acquisition related purchase price adjustments and $1 million of legal costs related to the previously disclosed OFAC and FCPA investigations and, for the three months ended March 31, 2012, include $4 million of acquisition related transaction costs and $9 million of acquisition related amortization of intangible assets.

(2)	From the acquisition date of February 6, 2013 through March 31, 2013, Retalix contributed $50 million in revenue and a $9 million in segment operating income to the Retail Solutions segment.

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2013	2012
Product revenue	$667	$570
Professional and installation services revenue	268	189
Total solution revenue	935	759
Support services revenue	475	485
Total revenue	$1,410	$1,244

15. DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment Business, and the spin-off of Teradata Data Warehousing (Teradata).

The loss from discontinued operations for the three months ended March 31 was:

In millions	Three months ended March 31, 2013		Three months ended March, 31, 2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	$(2)	$(1)	$2	$1
Divestiture of the Entertainment Business	—	—	(19)	(12)
Spin-off of Teradata	—	—	—	2
Loss from discontinued operations	$(2)	$(1)	$(17)	$(9)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Environmental Matters For the three months ended March 31, 2013, loss from discontinued operations included an additional accrual for remediation costs related to an environmental matter. For the three months ended March 31, 2012, income from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter. Refer to Note 10, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo environmental matters.

Divestiture of the Entertainment Business On June 22, 2012, we sold certain assets of our Entertainment Business. Beginning in the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2013 and 2012. For the three months ended March 31, 2012, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income by Component

in millions	Foreign Currency Translation Adjustments	Employee Benefit Plan Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(166)	$(22)	$(10)	$1	$(197)
Other comprehensive income (loss) before reclassifications	(21)	31	3	3	16
Amounts reclassified from accumulated other comprehensive income	—	(11)	—	—	(11)
Net current period other comprehensive income	(21)	20	3	3	5
Balance at March 31, 2013	$(187)	$(2)	$(7)	$4	$(192)

Reclassifications Out of Accumulated Other Comprehensive Income
The reclassifications from AOCI are summarized as follows:

	Three months ended March 31, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(1)
Cost of services	2	(10)	(8)
Selling, general and administrative expenses	—	(5)	(5)
Research and development expenses	—	(2)	(2)
Total before tax	$2	$(18)	$(16)
Tax expense			5
Total reclassifications, net of tax			$(11)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

17. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company issued 5.00% senior unsecured notes due in 2022 and 4.625% senior unsecured notes due in 2021 (the Notes) during 2012. The Notes are guaranteed by the Company's subsidiaries, NCR International, Inc. and Radiant Systems, Inc. (the Guarantor Subsidiaries), which are both 100% owned by the Company and have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the Notes. Refer to Note 6, "Debt Obligations" for additional disclosures related to the Notes.

In connection with each of the offerings of the Notes, the Company and the Guarantor Subsidiaries entered into registration rights agreements with the initial purchasers of such Notes. Each registration rights agreement requires the Company and the Guarantor Subsidiaries, at their cost, to among other things, use their commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the Notes subject to such registration rights agreement for new notes that are guaranteed by the Guarantor Subsidiaries with terms substantially identical in all material respects to the Notes subject to such registration statement. On March 26, 2013, the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the Notes. See Note 18, "Subsequent Events," for additional information.

The Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10) in connection with the filing of each such registration statement, and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of the Notes, for the Guarantor Subsidiaries and for the Company and all of its consolidated subsidiaries (amounts in millions):

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended March 31, 2013
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$237	$58	$423	$(51)	$667
Service revenue	241	62	440	—	743
Total revenue	478	120	863	(51)	1,410
Cost of products	185	29	340	(51)	503
Cost of services	200	24	314	—	538
Selling, general and administrative expenses	109	28	92	—	229
Research and development expenses	13	4	38	—	55
Total operating expenses	507	85	784	(51)	1,325
Income (loss) from operations	(29)	35	79	—	85
Interest expense	(22)	(3)	(16)	20	(21)
Other (expense) income, net	4	(4)	22	(20)	2
Income (loss) from continuing operations before income taxes	(47)	28	85	—	66
Income tax expense (benefit)	(18)	1	19	—	2
Income (loss) from continuing operations before earnings in subsidiaries	(29)	27	66	—	64
Equity in earnings of consolidated subsidiaries	91	70	—	(161)	—
Income (loss) from continuing operations	62	97	66	(161)	64
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$61	$97	$66	$(161)	$63
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$61	$97	$64	$(161)	$61
Total comprehensive income (loss)	66	83	27	(109)	67
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$66	$83	$26	$(109)	$66

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended March 31, 2012
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$219	$48	$351	$(48)	$570
Service revenue	235	51	388	—	674
Total revenue	454	99	739	(48)	1,244
Cost of products	168	24	301	(48)	445
Cost of services	188	21	275	—	484
Selling, general and administrative expenses	88	23	80	—	191
Research and development expenses	11	6	29	—	46
Total operating expenses	455	74	685	(48)	1,166
Income (loss) from operations	(1)	25	54	—	78
Interest expense	(10)	(4)	(19)	24	(9)
Other (expense) income, net	—	(2)	24	(24)	(2)
Income (loss) from continuing operations before income taxes	(11)	19	59	—	67
Income tax expense (benefit)	(3)	9	1	—	7
Income (loss) from continuing operations before earnings in subsidiaries	(8)	10	58	—	60
Equity in earnings of consolidated subsidiaries	69	41	—	(110)	—
Income (loss) from continuing operations	61	51	58	(110)	60
Income (loss) from discontinued operations, net of tax	(11)	—	2	—	(9)
Net income (loss)	$50	$51	$60	$(110)	$51
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$50	$51	$59	$(110)	$50
Total comprehensive income (loss)	47	76	46	(123)	46
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$47	$76	$47	$(123)	$47

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2013
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	26	21	436	—	483
Accounts receivable, net	298	86	809	—	1,193
Inventories, net	289	43	515	—	847
Due from affliates	841	664	390	(1,895)	—
Other current assets	272	19	237	(38)	490
Total current assets	1,726	833	2,387	(1,933)	3,013
Property, plant and equipment, net	140	4	183	—	327
Goodwill	273	574	606	—	1,453
Intangibles, net	16	242	244	—	502
Prepaid pension cost	—	—	372	—	372
Deferred income taxes	454	9	77	(2)	538
Investments in subsidiaries	2,514	737	—	(3,251)	—
Due from affliates	16	20	231	(267)	—
Other assets	311	51	88	—	450
Total assets	$5,450	$2,470	$4,188	$(5,453)	$6,655

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	75	—	2	—	77
Accounts payable	205	20	368	—	593
Payroll and benefits liabilities	70	15	108	—	193
Deferred service revenue and customer deposits	146	39	373	—	558
Due to affliates	559	535	801	(1,895)	—
Other current liabilities	194	18	242	(38)	416
Total current liabilities	1,249	627	1,894	(1,933)	1,837
Long-term debt	2,012	—	2	—	2,014
Pension and indemnity plan liabilities	446	—	368	—	814
Postretirement and postemployment benefits liabilities	74	—	120	—	194
Income tax accruals	2	9	129	—	140
Environmental liabilities	146	—	—	—	146
Due to affliates	172	14	81	(267)	—
Other liabilities	13	11	97	(2)	119
Total liabilities	4,114	661	2,691	(2,202)	5,264
Redeemable noncontrolling interest	—	—	17	—	17
Stockholders’ equity
Total NCR stockholders’ equity	1,336	1,809	1,442	(3,251)	1,336
Noncontrolling interests in subsidiaries	—	—	38	—	38
Total stockholders’ equity	1,336	1,809	1,480	(3,251)	1,374
Total liabilities and stockholders’ equity	$5,450	$2,470	$4,188	$(5,453)	$6,655

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	555	22	492	—	1,069
Accounts receivable, net	243	84	759	—	1,086
Inventories, net	273	40	484	—	797
Due from affliates	623	693	479	(1,795)	—
Other current assets	244	41	204	(35)	454
Total current assets	1,938	880	2,418	(1,830)	3,406
Property, plant and equipment, net	145	4	159	—	308
Goodwill	273	568	162	—	1,003
Intangibles, net	17	245	42	—	304
Prepaid pension cost	—	—	368	—	368
Deferred income taxes	472	—	70	(8)	534
Investments in subsidiaries	2,178	640	—	(2,818)	—
Due from affliates	17	20	238	(275)	—
Other assets	313	48	87	—	448
Total assets	$5,353	$2,405	$3,544	$(4,931)	$6,371

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	71	—	1	—	72
Accounts payable	204	22	385	—	611
Payroll and benefits liabilities	93	10	94	—	197
Deferred service revenue and customer deposits	104	30	321	—	455
Due to affliates	687	578	530	(1,795)	—
Other current liabilities	169	18	255	(35)	407
Total current liabilities	1,328	658	1,586	(1,830)	1,742
Long-term debt	1,889	—	2	—	1,891
Pension and indemnity plan liabilities	441	1	370	—	812
Postretirement and postemployment benefits liabilities	79	—	167	—	246
Income tax accruals	3	8	127	—	138
Environmental liabilities	171	—	—	—	171
Due to affliates	179	14	82	(275)	—
Other liabilities	16	15	56	(8)	79
Total liabilities	4,106	696	2,390	(2,113)	5,079
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,247	1,709	1,109	(2,818)	1,247
Noncontrolling interests in subsidiaries	—	—	30	—	30
Total stockholders’ equity	1,247	1,709	1,139	(2,818)	1,277
Total liabilities and stockholders’ equity	$5,353	$2,405	$3,544	$(4,931)	$6,371

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(107)	$79	$76	$(27)	$21
Investing activities
Expenditures for property, plant and equipment	(4)	—	(20)	—	(24)
Additions to capitalized software	(11)	(5)	(5)	—	(21)
Business acquisitions, net of cash acquired	—	(9)	(672)	—	(681)
Proceeds from (payments of) intercompany notes	(256)	—	—	256	—
Investments in equity affiliates	(274)	—	—	274	—
Other investing activities, net	4	—	1	—	5
Net cash used in investing activities	(541)	(14)	(696)	530	(721)
Financing activities
Tax withholding payments on behalf of employees	(25)	—	—	—	(25)
Proceeds from employee stock plans	18	—	—	—	18
Equity contribution	—	—	274	(274)	—
Short term borrowings, net	—	—	1	—	1
Repayment of term credit facility	(18)	—	—	—	(18)
Payments on revolving credit facility	(420)	—	—	—	(420)
Borrowings on revolving credit facility	565	—	—	—	565
Debt issuance cost	(2)	—	—	—	(2)
Borrowings (repayments) of intercompany notes	—	(66)	322	(256)	—
Dividend distribution to consolidated subsidiaries	—	—	(27)	27	—
Net cash provided by (used in) financing activities	118	(66)	570	(503)	119
Cash flows from discontinued operations
Net cash provided by operating activities	1	—	—	—	1
Net cash provided by discontinued operations	1	—	—	—	1
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	(529)	(1)	(56)	—	(586)
Cash and cash equivalents at beginning of period	555	22	492	—	1,069
Cash and cash equivalents at end of period	$26	$21	$436	$—	$483

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2012
(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29	$44	$16	$—	$89
Investing activities
Expenditures for property, plant and equipment	(6)	(1)	(6)	—	(13)
Additions to capitalized software	(11)	(2)	(5)	—	(18)
Proceeds from (payments of) intercompany notes	41	—	11	(52)	—
Other investing activities, net	(2)	—	—	—	(2)
Net cash provided by (used in) investing activities	22	(3)	—	(52)	(33)
Financing activities
Tax withholding payments on behalf of employees	(9)	—	—	—	(9)
Proceeds from employee stock plans	7	—	—	—	7
Payments on revolving credit facility	(65)	—	—	—	(65)
Borrowings on revolving credit facility	40	—	—	—	40
Borrowings (repayments) of intercompany notes	(11)	(41)	—	52	—
Net cash provided by (used in) financing activities	(38)	(41)	—	52	(27)
Cash flows from discontinued operations
Net cash used in operating activities	(9)	—	—	—	(9)
Net cash used in investing activities	(1)	—	—	—	(1)
Net cash used in discontinued operations	(10)	—	—	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	3	—	13	—	16
Cash and cash equivalents at beginning of period	30	13	355	—	398
Cash and cash equivalents at end of period	$33	$13	$368	$—	$414

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

18. SUBSEQUENT EVENTS

Exchange Offers. On March 26, 2013, the Company filed registration statements on Forms S-4 with the SEC to offer to exchange $600 million aggregate principal amount of its 5.00% Notes and $500 million aggregate principal amount of its 4.625% Notes, respectively, for registered notes pursuant to the related registration rights agreements. The registration statements, as amended on April 11 and April 25, 2013, were each declared effective on April 29, 2013, and the exchange offers are expected to close on or about June 1, 2013.

Pension Strategy. On April 30, 2013, the Company announced the third phase of its pension strategy, which is focused on further reducing the underfunded status of its pension plans and its overall pension liability, increasing cash flow, and reducing ongoing costs, volatility and funding risk.

Commitments and Contingencies/Environmental Matters. In a ruling dated April 30, 2013, the Wisconsin federal court issued its decision on the first phase trial of the Government enforcement action. The decision holds that the harm in Operable Unit 4 of the Fox River is not divisible, and it includes a declaration that seven defendant companies (including the Company) are jointly and severally liable to the Governments for compliance with the requirements of the 2007 unilateral enforcement order (other than for certain government cost reimbursement obligations, which will be the subject of a subsequent phase), and enjoins four companies (including the Company) to comply with those requirements. It notes that a fifth company is already obligated to comply and that an injunction as to that company is not necessary. The decision may reduce the amounts that the Company is obligated to spend on Fox River remediation in 2013 and thereafter.  If the enjoined other companies participate in or fund the remediation work pursuant to the injunction, NCR's expenditures may decrease.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2013, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 13% from the prior year period;

•	Significant growth in software revenues; and

•	Completion of the acquisition of Retalix, Ltd.

We have a focused and consistent business strategy targeted at revenue growth, gross margin expansion and improved customer loyalty. To execute this strategy, we identified three key imperatives that aligned with our financial objectives for 2013 and beyond: deliver disruptive innovation; focus on migrating our revenue to higher margin software and services revenue; and more fully enable our sales force with a consultative selling model that better leverages the innovation we are bringing to the market.

Our strategy, which we continued to pursue in the first quarter of 2013, is summarized in more detail below:

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our various lines of business, as well as a model to apply best practices across all industries through one centralized research and development organization and one business decision support function. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of new innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

We expect to continue with these initiatives for the remainder of 2013 and beyond, as we refine our business model and position the Company for growth and profitability.

Results from Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Revenue	$1,410	$1,244
Gross margin	$369	$315
Gross margin as a percentage of revenue	26.2%	25.3%
Operating expenses
Selling, general and administrative expenses	$229	$191
Research and development expenses	55	46
Income from operations	$85	$78

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Product revenue	$667	$570
Cost of products	503	445
Product gross margin	$164	$125
Product gross margin as a percentage of revenue	24.6%	21.9%
Services revenue	$743	$674
Cost of services	538	484
Services gross margin	$205	$190
Services gross margin as a percentage of revenue	27.6%	28.2%

The following table shows our revenues by theater for the three months ended March 31:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$736	52%	$637	51%	16%	17%
Europe	321	23%	298	24%	8%	8%
Asia Middle East Africa (AMEA)	353	25%	309	25%	14%	19%
Consolidated revenue	$1,410	100%	$1,244	100%	13%	15%

Revenue

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, revenue increased 13% due to higher product sales and services revenue in the Americas, Europe and AMEA theaters. The acquisition of Retalix during the first quarter of 2013 also led to an incremental increase in product sales and services revenue in the Americas and AMEA theaters. Foreign currency fluctuations unfavorably impacted the quarter-over-quarter comparison by 2%. Our product revenue increased 17% and our services revenue increased 10% quarter-over-quarter.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in services revenue in the Emerging Industries operating segment. Revenue in the Europe theater increased due to growth in product sales and services revenue in the Financial Services operating segment and growth in products sales in the Retail Solutions operating segment offset by declines in product sales and services revenue in the Emerging Industries operating segment.

Revenue in the AMEA theater increased due to growth in product sales and services revenue in the Financial Services and Retail Solutions operating segments.

Gross Margin

Gross margin as a percentage of revenue in the first quarter of 2013 was 26.2% compared to 25.3% in the first quarter of 2012. Product gross margin in the first quarter of 2013 was 24.6% compared to 21.9% in the first quarter of 2012. Product gross margin in the first quarter of 2013 was negatively impacted by $3 million in higher acquisition-related amortization of intangibles, or 0.5% as a percentage of product revenue. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the first quarter of 2013 was 27.6% compared to 28.2% in the first quarter of 2012. The change in services gross margin in the first quarter of 2013 was due to continued investment in service delivery.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended March 31, 2013 and 2012 were impacted by certain employee benefit plans as shown below:

	Three months ended March 31
In millions	2013	2012
Pension expense	$7	$10
Postemployment (benefit) expense	(7)	8
Postretirement benefit	(4)	(3)
Total expense	$(4)	$15

During the three months ended March 31, 2013, NCR incurred $7 million of pension expense compared to $10 million in the first quarter of 2012. During the first quarter of 2013, we recognized a curtailment gain of $10 million associated with the termination of our U.S. non-qualified pension plans offset by a special termination benefit cost of $13 million associated with an early retirement incentive offered to certain U.S. employees.

During the three months ended March 31, 2013, NCR incurred $7 million of postemployment income compared to $8 million of postemployment expense in the first quarter of 2012. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a reduction of the postemployment liability by approximately $48 million and a curtailment benefit of approximately $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $229 million in the first quarter of 2013 as compared to $191 million in the first quarter of 2012. As a percentage of revenue, these expenses were 16.2% in the first quarter of 2013 compared to 15.4% in the first quarter of 2012. Selling, general and administrative expenses in the first quarter of 2013 included $16 million of acquisition-related costs, $6 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA investigation related costs. Selling, general, and administrative expenses in the first quarter of 2012 included $4 million of acquisition-related costs and $4 million of acquisition-related amortization of intangibles. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $55 million in the first quarter of 2013 as compared to $46 million in the first quarter of 2012. As a percentage of revenue, these costs were relatively consistent at 3.9% in the first quarter of 2013 as compared to 3.7% in the first quarter of 2012.

Interest and Other Expense Items

Interest expense was $21 million in the first quarter of 2013 compared to $9 million in the first quarter of 2012. Interest expense increased in the first quarter of 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other income, net was $2 million in the first quarter of 2013 compared to other expense, net of $2 million in the first quarter of 2012. Other income, net in the first quarter of 2013 includes a gain on the sale of an investment and other expense, net in the first quarter of 2012 included an impairment charge of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented an expense of $2 million for the three months ended March 31, 2013 compared to an expense of $7 million for the three months ended March 31, 2012. The decrease in income tax expense was primarily driven by a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain provisions of law that expired in 2012. Additionally, the decrease was driven by a favorable mix of earnings in continuing operations offset by a less favorable change in uncertain tax positions. The three months ended March 31, 2012 included a favorable settlement with the Canada Revenue Agency for the 2003 tax year which resulted in a $14 million tax benefit.
NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the first quarter of 2013, loss from discontinued operations was $1 million, net of tax, related to environmental matters.

Loss from discontinued operations was $9 million, net of tax, in the first quarter of 2012, which included a $12 million operating loss from the Company's former entertainment business offset by a $2 million benefit from favorable changes in uncertain tax benefits related to the Company's spin-off of Teradata and a $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

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

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and related software, and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

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

The effect of pension expense on segment operating income, which was $7 million in the first quarter of 2013 and $10 million in the first quarter of 2012, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Revenue	$714	$695
Operating income	$57	$57
Operating income as a percentage of revenue	8.0%	8.2%

Financial Services revenue increased 3% during the first quarter of 2013 as compared to the first quarter of 2012. Revenue growth was primarily generated from higher product sales and services revenue in the Europe and AMEA theaters offset by declines in product sales in the Americas theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $57 million in the first quarter of 2013 and 2012. Operating income remained consistent with prior year as higher revenues were offset by continued investment in research and development and our services business.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Revenue	$489	$347
Operating income	$41	$2
Operating income as a percentage of revenue	8.4%	0.6%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix from February 6, 2013 through March 31, 2013. Retalix generated revenue of $50 million and $9 million of operating income in the quarter.

Retail Solutions revenue increased 41% during the first quarter of 2013 as compared to the first quarter of 2012. The increase in revenue was primarily driven by higher product sales and services revenue in the Americas and AMEA theaters and higher product sales in the Europe theater. Foreign currency fluctuations negatively impacted the quarter-over-quarter revenue comparison by 2%.

Operating income was $41 million in the first quarter of 2013 as compared to $2 million in the first quarter of 2012. The increase in the Retail Solutions operating income was primarily due to increased revenues, a higher mix of software as well as the contribution from Retalix as noted above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Revenue	$131	$113
Operating income	$21	$19
Operating income as a percentage of revenue	16.0%	16.8%

The Hospitality segment generated revenue of $131 million in the first quarter of 2013 compared to $113 million in the first quarter of 2012, on both an actual and a constant currency basis. The increase was driven by higher product sales and services revenue in the Americas theater.

Operating income for Hospitality was $21 million in the first quarter of 2013 compared to $19 million in the first quarter of 2012. The increase was driven by a favorable mix of revenues slightly offset by investment in sales, software as a service, and research and development.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2013	2012
Revenue	$76	$89
Operating income	$10	$23
Operating income as a percentage of revenue	13.2%	25.8%

Emerging Industries revenue decreased 15% during the first quarter of 2013 as compared to the first quarter of 2012, on both an actual and constant currency basis. The decrease was driven by declines in product sales and services revenue in the Americas and Europe theaters.

Operating income was $10 million in the first quarter of 2013 and $23 million in the first quarter of 2012. The decrease in operating income was due to the decline in revenue.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $21 million in the three months ended March 31, 2013 and cash provided by operating activities was $89 million in the three months ended March 31, 2012. The decrease in cash provided by operating activities was primarily driven by changes in working capital in the three months ended March 31, 2013.

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

	Three months ended March 31,
In millions	2013	2012
Net cash provided by operating activities	$21	$89
Less: Expenditures for property, plant and equipment	(24)	(13)
Less: Additions to capitalized software	(21)	(18)
Net cash provided by (used in) discontinued operations	1	(9)
Free cash (used) flow (non-GAAP)	$(23)	$49

The increase in net capital expenditures and capitalized software was due to additional investments in the business. The change in cash flows from discontinued operations was driven by Fox River remediation costs, and Fox River and Kalamazoo River transaction costs, offset by reimbursement from indemnification parties.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities. During the three months ended March 31, 2013 and 2012, proceeds from employee stock plans were $18 million and $7 million, respectively. During the three months ended March 31, 2013 and 2012, we paid $25 million and $9 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

As of March 31, 2013, the outstanding principal balance of our term loan facility was $832 million and the outstanding principal balance of the revolving credit facility was $145 million, which increased from zero as of December 31, 2012 due to net borrowings of $145 million on the revolving credit facility. As of March 31, 2013 and December 31, 2012, we had outstanding $600 million in aggregate principal balance of 5.00% senior unsecured notes and $500 million in aggregate principal balance of 4.625% senior unsecured notes.
We expect to make contributions to our employee benefit plans of approximately $268 million in 2013 which includes $96 million to the executive pension plan, $125 million to the international pension plans, $42 million to the postemployment plan and $5 million to the postretirement plan. We may, in connection with the recently announced third phase of our pension strategy, make one or more discretionary contributions to the U.S. qualified plan over the next two years but no such contributions are scheduled as of this date. Refer to Note 9, “Employee Benefit Plans,” and Note 18, "Subsequent Events," of the Notes to the Condensed Consolidated Financial Statements for additional discussion.
In 2013, we expect to make approximately $48 million of remediation and other payments related to the Fox River environmental matter. This amount includes NCR's expected payments, net of the payment obligations of its co-obligors, and does not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 10, "Commitments and Contingencies," and to Note 18, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements.
Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2013 and December 31, 2012, were $430 million and $509 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of March 31, 2013, our cash and cash equivalents totaled $483 million and our total debt was $2.09 billion. Our borrowing capacity under the term loan and revolving credit facilities was approximately $688 million at March 31, 2013. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2012 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.
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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2012.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2013 through March 31, 2013, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this report. We note that the last known account balance as of February 2013 was approximately $10,706. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and a subsequent license granted on April 29, 2013, the Company is winding down its operations in Syria. In connection with these efforts, the Company has also requested authorization from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees upon receipt of a license from OFAC for this purpose, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2012 Form 10-K and determined that changes to our critical accounting policies in the three months ended March 31, 2013 were limited to the change in our accounting methodology for recognizing costs for all of our company-sponsored U.S. and international pension benefit plans as described in Note 2, "Pension Benefit Plan Accounting Methodology Changes" of the Notes to Condensed Consolidated Financial Statements.  There were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” “anticipate,” “outlook,” “intend,” “plan,” “target,” “believe,” “estimate,” “forecast,” “pursue” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” They include statements as to NCR's anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; strategies and intentions regarding NCR's pension plans; comments about NCR's future economic performance; comments about future market or industry performance; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions and involve a number of known and unknown risks and uncertainties, many of which are outside of our control.

Forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, these other factors, risks and uncertainties include those relating to: domestic and global economic and credit conditions, including the ongoing sovereign debt conditions in Europe and the uneven global economic recovery; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the financial covenants in our senior secured credit facility and the indentures for the notes and their impact on our financial and business operations; the adequacy of our future cash flows to service our indebtedness; the variable interest rates borne by our indebtedness under our senior secured credit facility and the effects of changes in those rates; our ability to raise funds necessary to finance a required change in control purchase of our senior unsecured notes; the effect on our future borrowing costs and access to capital of a lowering or withdrawal of the ratings assigned to our debt securities; shifts in market demands, continued competitive factors and pricing pressures; shorter product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; manufacturing disruptions affecting product quality or delivery times; the historical seasonality of our sales; the effect of currency translation; our ability to achieve targeted cost reductions; maintaining profitability of our professional services consulting engagements and appropriate utilization rates for our consultants; market volatility and the funded status of our pension plans; the success of our pension strategy, including the recently announced “Phase III” of our pension strategy; tax rates; our ability to sell higher-margin software and services in addition to hardware; business and legal risks associated with multinational operations; availability and successful exploitation of new acquisition and alliance opportunities; expected benefits related to acquisitions and alliances not materializing; the timely development, production or acquisition and market acceptance of new and existing products and services; the ability of third party suppliers on which we rely being able to fulfill our needs; our ability to successfully develop and protect intellectual property that drives innovation; our ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees; compliance with requirements relating to data privacy and protection; continued efforts to establish and maintain best-in-class internal information technology and control systems; exposure to post-closing liabilities resulting from the sale of assets of our entertainment business; environmental exposures from our historical and ongoing manufacturing activities; changes in GAAP and the resulting impact, if any, on our accounting policies; uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions; and other factors detailed from time to time in NCR's U.S. Securities and Exchange Commission reports and NCR's annual reports to stockholders. NCR does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Information About NCR

NCR encourages investors to visit its web site (http://www.ncr.com) which is updated regularly with financial and other important information about NCR.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $2 million as of March 31, 2013 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the first quarter of 2013 compared to the first quarter of 2012 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on first quarter 2013 revenue versus first quarter 2012 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our senior secured credit facility. The interest rate swap effectively converts the designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 57% of our borrowings under the credit facility were effectively on a fixed rate basis as of March 31, 2013. As of March 31, 2013, the net fair value of the interest rate swap was a liability of $15 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $15 million as of March 31, 2013. The increase in pre-tax interest expense for the three months ended March 31, 2013 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $1 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2013, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2013, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2012 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2013, approximately $179 million and $79 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.
During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended March 31, 2013, 953,781 shares were purchased at an average price of $26.39 per share.

Item 6.     EXHIBITS

2.1
Agreement and Plan of Merger by and among NCR Corporation, Ranger Acquisition Corporation and Radiant Systems, Inc., dated as of July 11, 2011 (incorporated by reference to Exhibit 2.1 from the NCR Corporation Current Report on Form 8-K filed July 12, 2011).

2.2
Asset Purchase Agreement, dated as of February 3, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (incorporated by reference to Exhibit 2.2 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2012).

2.3
First Amendment to Asset Purchase Agreement, dated as of June 22, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (incorporated by reference to Exhibit 2.3 from the NCR Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2012).

2.4
Agreement and Plan of Merger, dated November 28, 2012, by and among NCR Corporation, Moon S.P.V. (Subsidiary) Ltd., and Retalix, Ltd. (incorporated by reference to Exhibit 2.1 from the NCR Corporation Current Report on Form 8-K filed February 6, 2013).

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (incorporated by reference to Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International, Inc. and Radiant Systems, Inc. as subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 from the NCR Corporation Current Report on Form 8-K filed September 18, 2012).

4.3
Indenture, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 to the NCR Corporation Current Report on Form 8-K filed December 18, 2012).

10.1
Third Amendment, dated as of February 5, 2013, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2
Form of 2013 Time-Based Restricted Stock Unit Agreement under the 2011 Amended and Restated Stock Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008 (the "2011 Stock Plan")) and the NCR Corporation 2013 Stock Incentive Plan (the "2013 Stock Plan").

10.3	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2011 Stock Plan and the 2013 Stock Plan.

18.1	Letter from PricewaterhouseCoopers LLP regarding change in accounting principles.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 9, 2013	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer