Form 10-Q
period 2013-06-30
NCR CORP
filed 2013-08-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
Commission File Number 001-00395
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 15, 2013, there were approximately 166.0 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Product revenue	$743	$706	$1,410	$1,276
Service revenue	792	703	1,535	1,377
Total revenue	1,535	1,409	2,945	2,653
Cost of products	550	532	1,053	977
Cost of services	559	503	1,097	987
Selling, general and administrative expenses	232	195	461	386
Research and development expenses	55	49	110	95
Total operating expenses	1,396	1,279	2,721	2,445
Income from operations	139	130	224	208
Interest expense	(26)	(8)	(47)	(17)
Other (expense), net	(3)	(5)	(1)	(7)
Income from continuing operations before income taxes	110	117	176	184
Income tax expense	23	28	25	35
Income from continuing operations	87	89	151	149
Income (loss) from discontinued operations, net of tax	—	13	(1)	4
Net income	87	102	150	153
Net income attributable to noncontrolling interests	1	—	3	1
Net income attributable to NCR	$86	$102	$147	$152
Amounts attributable to NCR common stockholders:
Income from continuing operations	$86	$89	$148	$148
Income (loss) from discontinued operations, net of tax	—	13	(1)	4
Net income	$86	$102	$147	$152
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.52	$0.56	$0.90	$0.93
Diluted	$0.51	$0.54	$0.88	$0.91
Net income per common share
Basic	$0.52	$0.64	$0.89	$0.96
Diluted	$0.51	$0.62	$0.87	$0.93
Weighted average common shares outstanding
Basic	165.2	159.0	164.5	158.6
Diluted	168.8	163.9	168.1	163.1
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$87	$102	$150	$153
Other comprehensive income (loss):
Currency translation adjustments	(33)	(13)	(56)	(14)
Unrealized gain (loss) on derivatives	4	—	6	(6)
Losses (gains) on derivatives arising during the period	1	(1)	3	—
Less income tax benefit (expense)	(2)	2	(3)	2
Unrealized (loss) gain on securities	—	(1)	3	—
Employee benefit plans
Amortization of prior service benefit	(4)	(5)	(22)	(10)
Net gain arising during the year	—	—	48	—
Actuarial loss included in benefits expense	1	4	3	8
Less income tax benefit (expense)	2	1	(10)	2
Total comprehensive income	56	89	122	135
Less comprehensive income attributable to noncontrolling interests:
Net income	1	—	3	1
Currency translation adjustments	(2)	1	(3)	(1)
Amounts attributable to noncontrolling interests	(1)	1	—	—
Comprehensive income attributable to NCR common stockholders	$57	$88	$122	$135

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$460	$1,069
Accounts receivable, net	1,266	1,086
Inventories, net	825	797
Other current assets	525	454
Total current assets	3,076	3,406
Property, plant and equipment, net	327	308
Goodwill	1,455	1,003
Intangibles, net	490	304
Prepaid pension cost	394	368
Deferred income taxes	536	534
Other assets	428	448
Total assets	$6,706	$6,371
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$72
Accounts payable	582	611
Payroll and benefits liabilities	208	197
Deferred service revenue and customer deposits	543	455
Other current liabilities	420	407
Total current liabilities	1,838	1,742
Long-term debt	2,079	1,891
Pension and indemnity plan liabilities	738	812
Postretirement and postemployment benefits liabilities	191	246
Income tax accruals	139	138
Environmental liabilities	137	171
Other liabilities	100	79
Total liabilities	5,222	5,079
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	16	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 165.9 and 162.8 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	419	358
Retained earnings	1,231	1,084
Accumulated other comprehensive loss	(222)	(197)
Total NCR stockholders’ equity	1,430	1,247
Noncontrolling interests in subsidiaries	38	30
Total stockholders’ equity	1,468	1,277
Total liabilities and stockholders’ equity	$6,706	$6,371
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2013	2012
Operating activities
Net income	$150	$153
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	1	(4)
Depreciation and amortization	97	81
Stock-based compensation expense	22	22
Deferred income taxes	(10)	23
Gain on sale of property, plant and equipment and other assets	(5)	(7)
Impairment of long-lived and other assets	—	7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(67)	(47)
Inventories	(25)	(40)
Current payables and accrued expenses	(34)	(4)
Deferred service revenue and customer deposits	56	50
Employee severance and pension	(132)	(54)
Other assets and liabilities	(64)	(60)
Net cash (used in) provided by operating activities	(11)	120
Investing activities
Expenditures for property, plant and equipment	(44)	(31)
Proceeds from sales of property, plant and equipment	2	8
Additions to capitalized software	(45)	(37)
Business acquisitions, net	(696)	(25)
Other investing activities, net	6	8
Net cash used in investing activities	(777)	(77)
Financing activities
Tax withholding payments on behalf of employees	(27)	(9)
Short term borrowings, net	6	2
Payments on term credit facility	(35)	—
Payments on revolving credit facility	(495)	(305)
Borrowings on revolving credit facility	725	190
Debt issuance costs	(3)	—
Proceeds from employee stock plans	45	13
Net cash provided by (used in) financing activities	216	(109)
Cash flows from discontinued operations
Net cash used in operating activities	(24)	(44)
Net cash provided by investing activities	—	98
Net cash (used in) provided by discontinued operations	(24)	54
Effect of exchange rate changes on cash and cash equivalents	(13)	(9)
Decrease in cash and cash equivalents	(609)	(21)
Cash and cash equivalents at beginning of period	1,069	398
Cash and cash equivalents at end of period	$460	$377
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

On February 6, 2013, the Company completed the acquisition of Retalix Ltd. (Retalix). As a result of the acquisition, the results of Retalix are included for the period from February 6, 2013 to June 30, 2013. See Note 4, "Acquisitions," for additional information.

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

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $36 million and $77 million during the three and six months ended June 30, 2013 as compared to $28 million and $55 million during the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, we had $15 million and $9 million, respectively, in receivables outstanding from Bradesco.

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

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure those joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The total amount of the obligations is determined as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements include debt arrangements, settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2014 is not expected to have a material impact on our consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended June 30				Six months ended June 30
In millions, except per share amounts	2013		2012		2013		2012
	Previous Accounting Method	As Reported	Previously Reported	Adjusted	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Condensed Consolidated Statements of Operations (Unaudited):
Cost of products	$553	$550	$533	$532	$1,058	$1,053	$979	$977
Cost of services	591	559	519	503	1,153	1,097	1,019	987
Selling, general and administrative expenses	248	232	203	195	489	461	402	386
Research and development expenses	61	55	53	49	120	110	103	95
Total operating expenses	1,453	1,396	1,308	1,279	2,820	2,721	2,503	2,445
Income from operations	82	139	101	130	125	224	150	208
Income from continuing operations before income taxes	53	110	88	117	77	176	126	184
Income tax expense	10	23	21	28	—	25	20	35
Income from continuing operations	43	87	67	89	77	151	106	149
Net income	43	87	80	102	76	150	110	153
Net income attributable to NCR	$42	$86	$80	$102	$73	$147	$109	$152
Amounts attributable to NCR common stockholders:
Income from continuing operations	42	86	67	89	74	148	105	148
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.25	$0.52	$0.42	$0.56	$0.45	$0.90	$0.66	$0.93
Diluted	$0.25	$0.51	$0.41	$0.54	$0.44	$0.88	$0.64	$0.91
Net income per common share
Basic	$0.25	$0.52	$0.50	$0.64	$0.44	$0.89	$0.69	$0.96
Diluted	$0.25	$0.51	$0.49	$0.62	$0.43	$0.87	$0.67	$0.93
Condensed Consolidated Statements of Comprehensive Income (Unaudited):
Net income	$43	$87	$80	$102	$76	$150	$110	$153
Employee benefit plans
Net gain arising during the year	22	—	—	—	80	48	—	—
Actuarial loss included in benefits expense	33	1	32	4	64	3	63	8
Less income tax effect	(14)	2	(6)	1	(36)	(10)	(12)	2
Total comprehensive income	50	56	89	89	116	122	134	135
Comprehensive income attributable to NCR common stockholders	$51	$57	$89	$88	$116	$122	$135	$135

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	June 30, 2013
Condensed Consolidated Balance Sheets (Unaudited):	Previous Accounting Method	As Reported
Prepaid pension cost	391	394
Total assets	6,703	6,706
Other current liabilities	425	420
Total current liabilities	1,843	1,838
Total liabilities	5,227	5,222
Retained earnings	1,987	1,231
Accumulated other comprehensive loss	(986)	(222)
Total NCR stockholders' equity	1,422	1,430
Total stockholders' equity	1,460	1,468
Total liabilities and stockholders' equity	6,703	6,706

	December 31, 2012
Condensed Consolidated Balance Sheets (Unaudited):	Previously Reported	Adjusted
Retained earnings	2,134	1,084
Accumulated other comprehensive loss	(1,247)	(197)

	Six months ended June 30
Condensed Consolidated Statements of Cash Flows (Unaudited):	2013		2012
	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Net income	76	150	110	153
Deferred income taxes	(35)	(10)	8	23
Employee severance and pension	(33)	(132)	4	(54)

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2013	December 31, 2012
Accounts receivable
Trade	$1,244	$1,056
Other	42	46
Accounts receivable, gross	1,286	1,102
Less: allowance for doubtful accounts	(20)	(16)
Total accounts receivable, net	$1,266	$1,086

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	June 30, 2013	December 31, 2012
Inventories, net
Work in process and raw materials	$162	$187
Finished goods	208	167
Service parts	455	443
Total inventories, net	$825	$797

4. ACQUISITIONS

Acquisition of Retalix Ltd. On February 6, 2013, NCR completed its acquisition of Retalix. In the acquisition, NCR paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds from the December 2012 offer and sale of NCR's 4.625% senior unsecured notes and borrowing under NCR's senior secured credit facility. As a result of the acquisition, Retalix is now an indirect wholly owned subsidiary of NCR.

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

The adjusted preliminary allocation of the purchase price for Retalix is as follows:

In millions	Fair Value
Cash and cash equivalents	$127
Accounts receivable	109
Other tangible assets	56
Acquired goodwill	437
Acquired intangible assets other than goodwill	205
Deferred tax liabilities	(30)
Liabilities assumed	(116)
Total purchase consideration	$788

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $33 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of June 30, 2013.

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

The Company has incurred a total of $9 million of transaction expenses to date relating to the acquisition, of which $6 million are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

Unaudited Pro forma Information

The following unaudited pro forma information presents the consolidated results of NCR and Retalix for the three and six months ended June 30, 2013 and 2012. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2012, are as follows:

	Three months ended June 30		Six months ended June 30
In millions	2013	2012	2013	2012
Revenue	$1,539	$1,473	$2,973	$2,776
Net income attributable to NCR	$88	$95	$149	$131

The unaudited pro forma results for the three and six months ended June 30, 2013 include:

•	$4 million and $8 million, respectively, in additional revenue associated with deferred revenue acquired, assuming the deferred revenue was acquired on January 1, 2012,

•	$2 million, net of tax, in additional amortization expense for acquired intangible assets in the six months ended June 30, 2013, and

•	$5 million, net of tax, in eliminated transaction costs for the six months ended June 30, 2013 as if those costs had been recognized in the prior-year period.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The unaudited pro forma results for the three and six months ended June 30, 2012 include:

•	$4 million and $11 million, respectively, in reduced revenue associated with deferred revenue acquired,

•	$3 million and $7 million, respectively, net of tax, in additional amortization expense for acquired intangible assets,

•	$5 million and $10 million, respectively, net of tax, in interest expense from the 4.625% senior unsecured notes and senior secured credit facility, and

•	$5 million, net of tax, in transaction costs for the six months ended June 30, 2012.
Other Acquisitions During the six months ended June 30, 2013, the Company completed five additional acquisitions for aggregate cash consideration of approximately $31 million, plus related acquisition costs. Goodwill recognized related to these acquisitions was $23 million, of which it is expected that $19 million will be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Condensed Consolidated Statements of Operations.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of June 30, 2013 and December 31, 2012 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2012						June 30, 2013
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$202	$—	$202	$—	$—	$(2)	$200	$—	$200
Retail Solutions	120	(3)	117	437	—	—	557	(3)	554
Hospitality	659	—	659	23	—	(5)	677	—	677
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	(1)	24	—	24
Total goodwill	$1,011	$(8)	$1,003	$460	$—	$(8)	$1,463	$(8)	$1,455

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

	Amortization Period (in Years)	June 30, 2013		December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$311	$(27)	$179	$(17)
Intellectual property	2 - 7	255	(98)	180	(80)
Tradenames	4 - 9	59	(11)	49	(8)
Non-compete arrangements	2 - 5	8	(7)	8	(7)
Total identifiable intangible assets		$633	$(143)	$416	$(112)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Remainder of 2013 (estimated)
Amortization expense	$18	$32	$34

	For the years ended December 31 (estimated)
In millions	2014	2015	2016	2017	2018
Amortization expense	$68	$68	$63	$53	$37

6. DEBT OBLIGATIONS

As of June 30, 2013, the Company’s total debt was $2.16 billion, with $85 million included in short-term borrowings and $2.079 billion included in long-term debt, as follows:

In millions	June 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Term loan facility	$815	$850
Revolving credit facility	230	—
5.00% Senior Notes due July 15, 2022	600	600
4.625% Senior Notes due February 15, 2021	500	500
Other	19	13
Total debt	$2,164	$1,963

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

On August 22, 2012, we entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement relates to, and was entered into pursuant to, the Senior Secured Credit Facility. The Incremental Facility Agreement supplemented amounts available to us by $300 million by establishing a $150 million new tranche of term loan commitments and a $150 million new tranche of revolving loan commitments, bringing the total sum available under the Senior Secured Credit Facility and the Incremental Facility Agreement to $1.7 billion. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2013, outstanding letters of credit totaled approximately $17 million.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending prior to December 31, 2013, (a) the sum of (x) 3.50 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending on or after December 31, 2013 and prior to December 31, 2015, (a) the sum of (x) 3.25 and (y) an amount (not to exceed 1.00) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, and (iii) in the case of any fiscal quarter ending on or after December 31, 2015 3.50 to 1.00; and

•
an interest coverage ratio of at least (i) 3.50 to 1.00, in the case of any four consecutive fiscal quarters ending prior to December 31, 2013, and (ii) 4.00 to1.00, in the case of any four consecutive fiscal quarters ending on or after December 31, 2013.

Taking into account new debt used to reduce the Company's unfunded pension liabilities, at June 30, 2013, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.50 to 1.00.

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

In connection with the Senior Secured Credit Facility, the Company deferred approximately $29 million of debt issuance costs in 2011, which are being amortized to interest expense over the life of the debt. The August 22, 2012 amendment and restatement and Incremental Facility Agreement were considered modifications, not extinguishments of our credit facility, and therefore the unamortized debt issuance costs continue to be deferred. In connection with the August 22, 2012 amendment and restatement and Incremental Facility Agreement and the February 5, 2013 amendment, the Company deferred an additional $3 million and $1 million, respectively, of debt issuance costs, which are being amortized to interest expense over the life of the new debt.
On July 25, 2013, the Company amended and restated the Senior Secured Credit Facility and refinanced its term loan facility and revolving credit facility thereunder. The Senior Secured Credit Facility now consists of a term loan facility in an aggregate principal amount of $1.115 billion, and a revolving credit facility in an aggregate principal amount of $850 million. See Note 18, "Subsequent Events," for additional information.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
On March 26, 2013 the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the 5.00% Notes and the 4.625% Notes in accordance with the requirements of the applicable registration rights agreements. The registration statements, as amended, were each declared effective on April 29, 2013, and the exchange offer closed on May 30, 2013.

Additionally, in connection with the 5.00% Notes and the 4.625% Notes, the Company deferred approximately $11 million and $7 million of debt issuance costs, respectively, which are being amortized to interest expense over the life of the debt.

Fair Value of Debt The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of June 30, 2013 and December 31, 2012, the fair value of debt was $2.11 billion and $1.97 billion, respectively, and has been measured using significant other observable inputs (Level 2).

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax represented an expense of $23 million for the three months ended June 30, 2013 compared to an expense of $28 million for the three months ended June 30, 2012. The decrease in income tax expense was primarily driven by tax on a favorable mix of earnings offset by a less favorable change in uncertain tax positions. The three months ended June 30, 2012 included a favorable settlement with Japan for the 2001 through 2006 tax years which resulted in a $13 million tax benefit.
Income tax represented expense of $25 million for the six months ended June 30, 2013 compared to expense of $35 million for the six months ended June 30, 2012. The change in income tax is primarily driven by tax on a favorable mix of earnings and favorable tax legislation offset by a less favorable change in uncertain tax positions. The six months ended June 30, 2013 included a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The six months ended June 30, 2012 included a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year.

8. STOCK COMPENSATION PLANS
As of June 30, 2013, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Restricted stock	$12	$10	$21	$20
Stock options	—	1	1	2
Total stock-based compensation (pre-tax)	12	11	22	22
Tax benefit	(4)	(4)	(7)	(7)
Total stock-based compensation (net of tax)	$8	$7	$15	$15

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and six months ended June 30, 2013 the Company did not grant any stock options. During the three and six months ended June 30, 2012 the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.17 for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2012
Dividend yield	—
Risk-free interest rate	0.80%
Expected volatility	40.1%
Expected holding period (years)	5.0

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

As of June 30, 2013, the total unrecognized compensation cost of $71 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.9 years. As of June 30, 2013, the total unrecognized compensation cost of $1 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.8 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	31	39	19	20	50	59
Expected return on plan assets	(27)	(31)	(24)	(22)	(51)	(53)
Amortization of prior service cost	—	—	1	1	1	1
Special termination benefit cost	11	—	—	—	11	—
Settlement benefit	(5)	—	—	—	(5)	—
Net benefit cost	$10	$8	$(1)	$2	$9	$10

Components of net periodic benefit cost for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Net service cost	$—	$—	$7	$7	$7	$7
Interest cost	62	78	39	39	101	117
Expected return on plan assets	(54)	(62)	(49)	(44)	(103)	(106)
Amortization of prior service cost	—	—	2	2	2	2
Special termination benefit cost	24	—	—	—	24	—
Curtailment gain	(10)	—	—	—	(10)	—
Settlement benefit	(5)	—	—	—	(5)	—
Net benefit cost	$17	$16	$(1)	$4	$16	$20

In February 2013, the Compensation and Human Resource Committee of NCR's Board of Directors approved the termination of NCR's U.S. non-qualified pension plans, resulting in a curtailment of those plans. As a result, during the first quarter of 2013, the liability associated with the U.S. non-qualified pension plans was reduced and a curtailment gain was recognized totaling $10 million. During the second quarter of 2013, a settlement gain of $5 million was recognized associated with the settlement of a portion of the U.S. non-qualified pension plans.

During the first quarter of 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate. During the three and six months ended June 30, 2013, special termination benefit charges of $11 million and $24 million, respectively, were recognized for those employees who irrevocably accepted the offer during such periods.

The income from the postretirement plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Interest cost	$—	$1	$—	$1
Amortization of:
Prior service benefit	(4)	(5)	(9)	(9)
Actuarial loss	1	1	2	2
Net postretirement income	$(3)	$(3)	$(7)	$(6)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net service cost	$5	$5	$9	$11
Interest cost	2	3	4	5
Amortization of:
Prior service cost	(1)	(1)	(2)	(3)
Actuarial loss	—	3	1	6
Net benefit cost	$6	$10	$12	$19
Ongoing severance cost	3	—	3	(1)
Curtailment gain	—	—	(13)	—
Total postemployment cost	$9	$10	$2	$18

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

Employer Contributions

Pension For the three months ended June 30, 2013, NCR contributed approximately $18 million to its international pension plans and $84 million to its executive pension plan. For the six months ended June 30, 2013, NCR contributed approximately $36 million to its international pension plans and $86 million to its executive pension plan. In 2013, NCR anticipates contributing an additional $89 million to its international pension plans for a total of $125 million; and an additional $1 million to its executive pension plan for a total of $87 million. NCR may, in connection with the previously announced third phase of its pension strategy, make one or more discretionary contributions to the U.S. qualified plan over the next two years but no such contributions are scheduled.

Postretirement For the three and six months ended June 30, 2013, NCR contributed $1 million and $2 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $5 million in 2013.

Postemployment For the three and six months ended June 30, 2013, NCR contributed approximately $10 million and $19 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $23 million to its postemployment plans for a total of $42 million in 2013.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and employment, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2013 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations.  The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company will not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. The Company and the officers and directors removed the case to federal court in Georgia and are vigorously contesting the allegations. In July 2013, the Board of Directors received a demand letter from another shareholder with respect to allegations similar to those contained in the prior demand letter.
With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company received a license from OFAC on January 3, 2013, and subsequent licenses on April 29, 2013 and July 12, 2013, that permit the Company to take measures required to wind down its past operations in Syria. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

NCR is one of eight entities that were formally notified by governmental and other entities (such as local Native American tribes) that they are PRPs for environmental claims under CERCLA and other statutes arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those mills as a raw material for their paper making processes. NCR sold its facilities in 1978 to Appleton Papers Inc. (API; now known as Appvion, Inc.). The other Fox River PRPs that received notices are P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation.
During the past several years, the United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (WDNR) (together, the Governments) assessed and developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay. These are contained in various Records of Decisions (RODs) issued in January 2003, July 2003 and June 2007 (the last is referred to as the Amended ROD), which divide the lower Fox River site into five "operable units" (OUs). In general, the clean-up plan or remedy calls for a combination of dredging and capping to remediate the sediments in the river, and for monitored natural attenuation in the Bay of Green Bay. Since 2004, the Company has been involved in certain aspects of the clean-up project, including performance, with GP, of engineering design work for the clean-up under an Administrative Order on Consent (AOC) entered into with the Governments. In addition, the Company, with U.S. Paper Mills, performed specific remedial action involving an area of elevated PCB incidence downriver of the De Pere Dam (Phase 1 work), pursuant to a consent decree with the Governments that was approved in November 2006.
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
In April 2009, NCR and API formed a limited liability company (the LLC), which entered into a remediation contract with Tetra Tech, an environmental remediation contractor, to perform the remediation work at the Fox River site consistent with the requirements of the RODs. In-water dredging and remediation by Tetra Tech commenced thereafter. The Company has funded the LLC's operations on a regular basis tied to the remediation schedule, consistent with the Company's Fox River reserve, discussed below. The Tetra Tech contract also requires that the LLC members provide promissory notes to provide Tetra Tech financial assurance against the prospect that the LLC will terminate the contract before completion of the remediation for reasons other than “cause.” The current maximum obligation under the Company's note, originally $20 million, is now approximately $13 million; the amount will vary based on a formula tied to conditions set forth in the contract, and generally is expected to decrease over time.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NCR and API, along with B.A.T Industries p.l.c. (BAT), share a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement) and a 2005 arbitration award (subsequently confirmed as a judgment), both arising out of the previously referenced 1978 sale of certain facilities located on the Fox River. The agreement and award result in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008) and a 40% share for amounts in excess of $75 million. The balance is shared jointly and severally by API and BAT.
In 2008, NCR and API filed a lawsuit in federal court in Green Bay, Wisconsin, seeking a judicial ruling determining the allocable responsibility of several PRPs for the cost of performing the remedial work at the Fox River, and seeking contribution from them for costs previously incurred (the allocation litigation). A number of counterclaims seeking contribution under CERCLA and under various state law theories were filed against NCR and API.
In December 2009, the court in the allocation litigation held, on summary judgment and based on a limited discovery record, that NCR and API are not entitled to contribution from any of the defendants. In March 2011, the court granted partial summary judgment to the defendants on certain of their contribution counterclaims. The court held that the counterclaim defendants are entitled to contribution from NCR and API for response costs relating to OUs 2-5 of the site, except to the extent that any such costs or damages were covered by insurance.
In February 2012, a seven-day bench trial was held to address, among other issues, whether NCR and API were liable as "arrangers" with respect to PCB discharges in OU 1, which is upriver of the area where the former NCR facilities sold to API are located. On July 3, 2012, the court held, among other things, that NCR, API and their predecessors did not intend to "arrange" for the disposal of a hazardous substance when CCP broke was sold to paper mills for use as a raw material for papermaking processes, and that NCR thus has no liability under CERCLA for OU 1.
Final judgment in the allocation litigation was entered by the court on June 27, 2013. On June 28, 2013, NCR filed an appeal in the United States Court of Appeals for the Seventh Circuit with respect to certain of the court's orders, including the orders of December 2009 and March 2011. Other parties have also appealed.
On October 14, 2010, the Governments filed a lawsuit (the Government enforcement action) in federal court in Wisconsin against the companies named in the 2007 Order mandating the cleanup, and certain other companies and municipalities. The Governments sought a declaration requiring the 2007 Order recipients to complete the response actions required by the order, and an injunction to mandate compliance with the order (the Phase 1 claims). The Governments also seek to recover unreimbursed past response costs, future response costs, and compensation for NRD (to be addressed in a later phase of the case).
In December 2012, the court held an eleven-day bench trial to address the Governments' Phase 1 claims, including NCR's affirmative defense that the harm at the site is divisible and that NCR has already paid more than its divisible share of costs. On May 1, 2013, the court held, among other things, that the harm at the site is not divisible. The court entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued the requested injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order. To date the other enjoined companies have failed to comply with the injunction and have not contributed to the costs of the remediation work. On June 28, 2013, NCR filed an appeal to the United States Court of Appeals for the Seventh Circuit with respect to the May 2013 Order and other decisions. Other parties have also appealed.
On April 10, 2012, the court ruled in the Government enforcement action that API did not have direct liability to the Governments under CERCLA, without disturbing API's continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Accordingly, the court dismissed the Governments' claims against API. API sought to withdraw from the LLC as a result of this decision. API and the Company disagree whether the court's decision allows API to withdraw from the LLC. Following the court's decision and API's unilateral withdrawal from the LLC, the Company has funded the full cost of remediation activity ordered by the court and has sought payment from API. The payment demands made upon API by NCR as of June 30, 2013 total to approximately $53 million; the Company expects to make further demands of API as future obligations become due.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The court observed that “the arbitration award set in stone the 60% figure” (referring to API's 60% payment obligation discussed herein), but stated that the amount to which the 60% obligation applies “must be determined through agreement of the parties or some other means.” As a result, the Company and API are engaged in formal dispute resolution procedures under the Cost Sharing Agreement, including the Company's March 2013 initiation of arbitration proceedings against API and API's subsequent arbitration counterclaim against NCR. In connection with the dispute, the Company notes that in public filings in May 2013, API stated that the Wisconsin federal court's rulings “do not affect Appleton's rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement [the Cost Sharing Agreement] and a 2005 arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of Appleton's liability under the [a]rbitration is $63.0 million, which represents Appleton's best estimate of amounts to be paid for 2012 and 2013.” The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR with respect to the Fox River.
In late 2010, the Governments publicly announced proposed monetary settlements of Fox River-related claims with four entities: GP, Brown County (Wisconsin), the City of Green Bay, and the United States itself (with respect to potential liabilities asserted against the Army Corps of Engineers for certain dredging and disposal activities, and against other federal agencies for certain carbonless copy paper recycling activities). All of those entities are defendants in the allocation litigation case described above. The GP settlement, which has received court approval, releases GP from liability for, and provides contribution protection for, claims relating to government oversight costs and certain claims relating to clean-up actions upriver of GP's facilities (it does not affect claims for clean-up actions in that portion of the river near those facilities). In exchange GP stipulated to liability for performance of the required cleanup of a designated portion of the site, waived any objections to the cleanup remedy selected by the Governments and paid $7 million toward the Governments' unreimbursed past costs and expected future costs. The settlement with Brown County, the City of Green Bay and the United States was approved in June 2013, and, releases those entities and provides contribution protection for all claims relating to the Fox River site. In exchange the settling parties waived any claims relating to the site (subject to specified conditions) and collectively paid $5 million.
The extent of NCR's potential liability remains subject to many uncertainties. NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring for several decades, will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs for the remaining segments of the river; (2) the total NRD for the site; (3) the share NCR (and, whether directly or indirectly, API) will bear of future clean-up costs and NRD; (4) the share of NCR's payments for such clean-up costs and NRD that API or BAT will bear; and (5) NCR's transaction and litigation costs to defend itself in this matter, including participation in the allocation litigation, the Government enforcement actions, and the arbitration against API. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself highly uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. These factors are discussed below.
For the first factor described above, NCR utilizes a best estimate of $827 million as the total of the clean-up costs for the segments of the river. The estimated total cost amount of $827 million includes estimates for the OU 1 through OU 5 work, including the remaining amount of work to be performed under the April 2009 Tetra Tech remediation contract, the Phase 1 work and the remedial design work. It adds to these estimates a 5% contingency for probable cost overruns based on historical experience; an estimate for the Governments' future oversight costs; an amount for the Governments' past oversight costs; an estimate for long-term monitoring extending over several decades; an estimate for value engineering savings (potential projects intended to reduce the cost of the remediation) and the Company's share of estimated NRD. There can be no assurances that this estimated total cost amount will not be significantly higher as remediation work progresses.
Second, for total NRD, NCR uses a best estimate of $76 million. NCR believes the range of reasonably possible outcomes for NRD, if it were to be litigated, is between zero and $246 million. The federal government indicated, in a 2009 filing in a PRP's bankruptcy proceeding, that claims for NRD could be as high as $382 million. The Government enforcement action filed in October 2010 does not set forth a particular amount for the NRD claim.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The NCR share of remaining clean-up costs is expected to be determined in the allocation litigation (including appeals). In light of the Wisconsin federal court's rulings described above, NCR's reserve at June 30, 2013 assumed that NCR (subject to the obligations of its co-obligors and indemnitors discussed below) will be responsible for the full extent of the cleanup activities in OUs 2 through 5, which the Company considers a best estimate, and for the counterclaim damages determined in the February 2012 trial.
As discussed above, NCR filed an appeal in the allocation litigation on June 28, 2013, seeking to overturn the trial court's prior summary judgment rulings. NCR believes that its allocable share of total site costs is less than 100%, based on equitable factors, principles of divisibility as developed under applicable law, and/or an apportionment of the claimed harm. NCR's reserve does not at present assume any payments or reduction of exposure based either on the appeals or on the Government enforcement action.

Fourth, for the payment by API of its share of payments made by NCR, as discussed above relative percentage shares were established by the Cost Sharing Agreement and by a subsequent award in a 2005 allocation arbitration, which was later confirmed as a judgment. (The Cost Sharing Agreement and the arbitration resolved disputes that arose out of certain agreements entered into in connection with the Company's 1978 sale of the facilities on the Fox River to API.) As a result of unrelated transactions, API is itself indemnified by Windward Prospects Limited, which has funded and managed most of API's liability to date. NCR's analysis of this factor assumes that API is financially viable and pays its percentage share. As noted above, in April 2012 the court ruled that API has no direct CERCLA liability to the Governments. The Company believes that the court's ruling on this point has no effect on API's contractual and judgment-based obligations to contribute to NCR's funding for the remediation, nor on the Company's Fox River reserve. API's obligation to NCR is shared on a joint and several basis by BAT, which, by virtue of various prior corporate transactions and other agreements not specifically directed to the Fox River matter, is a co-party to the Cost Sharing Agreement and the arbitration award to which API is a party. This analysis also assumes that BAT would be financially viable and willing to pay the joint and several obligation if API does not.
Finally, NCR estimated the transaction costs it is likely to incur to defend this matter through approximately 2017, the time period NCR's engineering consultants believe it will take to implement the remedy for the river (exclusive of long-term monitoring). This estimate is based on an analysis of NCR's costs since this matter first arose in 1995 and estimates of what NCR's defense and transaction costs will be in the future. NCR expects that the bulk of these transaction costs have been and will be incurred in the 2008-2014 time period. The costs incurred and expected to be incurred during that period include, in particular, transaction costs and fees related to completion of the design work, equipment purchases, commencement and continuation of clean-up activities in the river, the allocation litigation, the Government enforcement action, the API arbitration, and other legal matters discussed above.
In light of several factors, among them the remedial design work conducted by NCR and GP; settlement possibilities; the efforts to implement the 2007 Order; the pending allocation litigation and appeals; whether there will be judicial recognition of divisible harm at the Fox River site and thus of allocable shares of liability among the various parties; the extent to which the Governments press claims against the parties in the Government enforcement action or otherwise for NRD, oversight costs and remediation liability; change orders, cost overruns or contractor disputes that may result from the ongoing remediation efforts; the continued viability and willingness to pay of NCR's various indemnitors and co-obligors, and the outcome of any related disputes; and the subsequent value engineering efforts designed to make the cleanup more efficient and less costly, calculation of the Company's Fox River reserve has become subject to added layers of complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although we are unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position.
As of June 30, 2013, the net reserve for the Fox River matter was approximately $109 million, compared to $115 million as of December 31, 2012. The decrease in the reserve is due to payments for clean-up activities and litigation costs. NCR regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months' worth of remediation activities in advance. As of June 30, 2013 and December 31, 2012, approximately $5 million and $3 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheets. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to Tetra Tech and other vendors with respect to remediation activities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR, then known as AT&T Global Information Solutions Company, and of what was formerly known as Lucent Technologies, and specifically relates to contingent gains and liabilities of the former constituent companies within AT&T.) NCR's estimate of what AT&T and Alcatel-Lucent will be obligated to pay under the indemnity totaled approximately $71 million as of June 30, 2013 and $84 million as of December 31, 2012, and is deducted in determining the net reserve discussed above. The Company reached the indemnity threshold in the quarter ended December 31, 2012 and invoiced AT&T and Alcatel-Lucent. Payment was timely received on those and on subsequent invoices issued in 2013. The Company expects to continue such invoicing on a regular basis as expenses are incurred.
In connection with the Fox River and other matters, through June 30, 2013, NCR has received a combined total of approximately $162 million in connection with settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API, and NCR and API have agreed that these funds will be used for Fox River costs and will be shared on an agreed-upon basis (subject to reallocation at a later date). NCR's agreed-upon share of the $9 million is estimated to be $4 million.
As of June 30, 2013, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River. The Company will pursue its claim against this remaining insurance company vigorously.
In November 2010, the United States Environmental Protection Agency (EPA) issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Site) in Michigan. Three other parties - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. The EPA asserts that the site is contaminated by various substances, primarily PCBs as a result of discharges by various paper mills located along the river. The EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." The EPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations." The Company disagrees that it may have liability at the Kalamazoo River Site, and will dispute such claims if formally asserted by the EPA. If the Company were to be found liable with respect to the Kalamazoo River, it would have claims against API and BAT under the Cost Sharing Agreement, arbitration award and judgment discussed above in connection with the Fox River matter.
Also in connection with the Kalamazoo River Site, in December 2010 the Company was sued in federal court by three GP entities in a contribution and cost recovery action for alleged pollution at the site. The suit, pending in Michigan, asks that the Company pay a "fair portion" of the GP entities' costs, which are represented as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo River Site. The suit alleges that the Company is liable as an "arranger" under CERCLA and under other theories. The Company is contesting the allegations in the GP suit vigorously. The case was tried in a Michigan federal court in February 2013; a decision is expected in 2013. As of June 30, 2013, there are a total of three defendants in the case; the other two defendants have asserted cross-claims against the Company.
It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based primarily on internal and third-party environmental studies (except for the Fox River site, where the estimated costs and NRD are estimated as described above), estimates as to the number and participation level of any other PRPs, the extent of the contamination, estimated amounts for attorney and other fees and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT joint and several obligation, are recorded because payment is considered probable and is supported by contractual agreements and/or public filings.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2013 and December 31, 2012, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2013	2012
Warranty reserve liability
Beginning balance as of January 1	$26	$23
Accruals for warranties issued	17	21
Settlements (in cash or in kind)	(20)	(20)
Ending balance as of June 30	$23	$24

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Amounts attributable to NCR common stockholders:
Income from continuing operations	$86	$89	$148	$148
Income (loss) from discontinued operations, net of tax	—	13	(1)	4
Net income applicable to common shares	$86	$102	$147	$152
Weighted average outstanding shares of common stock	165.2	159.0	164.5	158.6
Dilutive effect of employee stock options and restricted stock	3.6	4.9	3.6	4.5
Common stock and common stock equivalents	168.8	163.9	168.1	163.1
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.52	$0.56	$0.90	$0.93
From discontinued operations	$—	$0.08	$(0.01)	$0.03
Net earnings per share (Basic)	$0.52	$0.64	$0.89	$0.96
Diluted earnings per share:
From continuing operations	$0.51	$0.54	$0.88	$0.91
From discontinued operations	$—	$0.08	$(0.01)	$0.02
Net earnings per share (Diluted)	$0.51	$0.62	$0.87	$0.93
For the three and six months ended June 30, 2012, outstanding options to purchase approximately 1.3 million and 2.1 million shares of common stock, respectively, were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive. During the three and six months ended June 30, 2013 there were no anti-dilutive options.
For the three and six months ended June 30, 2013 and 2012, the Company did not repurchase any shares of its common stock.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2013, the balance in AOCI related to foreign exchange derivative transactions was a gain of $2 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2013, the balance in AOCI related to the interest rate swap agreement was a loss of $6 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$546	$10
Foreign exchange contracts	Other current assets	77	2	Other current liabilities	35	—
Total derivatives designated as hedging instruments			$2			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$234	$2	Other current liabilities	$292	$3
Total derivatives not designated as hedging instruments			2			3
Total derivatives			$4			$13

	Fair Values of Derivative Instruments
	December 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$16
Foreign exchange contracts	Other current assets	28	—	Other current liabilities	72	1
Total derivatives designated as hedging instruments			$—			$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$1	Other current liabilities	$245	$3
Total derivatives not designated as hedging instruments			1			3
Total derivatives			$1			$20

* As of June 30, 2013, approximately $4 million was recorded in other current liabilities and $6 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2012, approximately $5 million was recorded in other current liabilities and $11 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013 and June 30, 2012 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2013	For the three months ended June 30, 2012	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2013	For the three months ended June 30, 2012	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Interest rate swap	$3	$(6)	Interest expense	$(1)	$(1)	Interest expense	$—	$—
Foreign exchange contracts	$1	$6	Cost of products	$—	$2	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Interest rate swap	$3	$(7)	Interest expense	$(3)	$(3)	Interest expense	$—	$—
Foreign exchange contracts	$3	$—	Cost of Products	$—	$2	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Foreign exchange contracts	Other (expense), net	$(4)	$3	$(7)	$(3)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2013, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$36	$36	$—	$—
Available for sale securities**	12	12	—	—
Foreign exchange contracts ***	4	—	4	—
Total	$52	$48	$4	$—
Liabilities:
Interest rate swap****	$10	$—	$10	$—
Foreign exchange contracts****	3	—	3	—
Total	$13	$—	$13	$—

		Fair Value Measurements at Reporting Date Using
In millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$527	$527	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange contracts ***	1	—	1	—
Total	$539	$538	$1	$—
Liabilities:
Interest rate swap****	$16	$—	$16	$—
Foreign exchange contracts****	4	—	4	—
Total	$20	$—	$20	$—

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. No impairment charges or material non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three and six months ended June 30, 2012 we recorded an other-than-temporary impairment charge of $4 million and $7 million in other (expense), net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of June 30, 2012, there was no remaining carrying value of the investment.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Revenue by segment
Financial Services	$782	$786	$1,496	$1,481
Retail Solutions (2)	515	409	1,004	756
Hospitality	158	130	289	243
Emerging Industries	80	84	156	173
Consolidated revenue	1,535	1,409	2,945	2,653
Operating income by segment
Financial Services	95	86	152	143
Retail Solutions (2)	49	28	90	30
Hospitality	27	21	48	40
Emerging Industries	11	19	21	42
Subtotal - segment operating income	182	154	311	255
Pension expense	9	10	16	20
Other adjustments(1)	34	14	71	27
Income from operations	$139	$130	$224	$208

(1)
Other adjustments for the three months ended June 30, 2013 include $14 million of acquisition-related costs, $17 million of acquisition-related amortization of intangible assets, $3 million of acquisition-related purchase price adjustments, and for the three months ended June 30, 2012 include $4 million of acquisition-related costs and $10 million of acquisition-related amortization of intangible assets. Other adjustments for the six months ended June 30, 2013 include $30 million of acquisition-related costs, $31 million of acquisition-related amortization of intangible assets, $9 million of acquisition-related purchase price adjustments and $1 million of legal costs related to the previously disclosed OFAC and FCPA investigations, and for the six months ended June 30, 2012 include $8 million of acquisition-related costs and $19 million of acquisition-related amortization of intangible assets.

(2)
For the three months ended June 30, 2013 and from the acquisition date of February 6, 2013 through June 30, 2013, Retalix contributed $82 million and $132 million, respectively, in revenue and $16 million and $25 million, respectively, in segment operating income to the Retail Solutions segment.

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Product revenue	$743	$706	$1,410	$1,276
Professional and installation services revenue	308	220	576	409
Total solution revenue	1,051	926	1,986	1,685
Support services revenue	484	483	959	968
Total revenue	1,535	1,409	$2,945	$2,653

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment Business, and the spin-off of Teradata Data Warehousing (Teradata).

The income from discontinued operations for the three months ended June 30 was:

	Three months ended June 30
In millions	2013		2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Divestiture of the Entertainment Business	—	—	12	8
Spin-off of Teradata	—	—	—	5
Income from discontinued operations	$—	$—	$12	$13

The income (loss) from discontinued operations for the six months ended June 30 was:

	Six months ended June 30
In millions	2013		2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	(2)	(1)	2	1
Divestiture of the Entertainment Business	—	—	(7)	(4)
Spin-off of Teradata	—	—	—	7
(Loss) income from discontinued operations	$(2)	$(1)	$(5)	$4

Environmental Matters For the six months ended June 30, 2013, loss from discontinued operations included an additional accrual for remediation costs related to an environmental matter. For the six months ended June 30, 2012, income from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter. Refer to Note 10, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo environmental matters.

Divestiture of the Entertainment Business On June 22, 2012, we sold certain assets of our Entertainment Business. Beginning in the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2013 and 2012. For the three and six months ended June 30, 2012, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component

in millions	Foreign Currency Translation Adjustments	Employee Benefit Plan Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(166)	$(22)	$(10)	$1	$(197)
Other comprehensive income (loss) before reclassifications	(53)	31	4	3	(15)
Amounts reclassified from accumulated other comprehensive income	—	(12)	2	—	(10)
Net current period other comprehensive income	(53)	19	6	3	(25)
Balance at June 30, 2013	$(219)	$(3)	$(4)	$4	$(222)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The reclassifications from AOCI are summarized as follows:

	Three Months Ended June 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$(2)	$—	$(1)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(4)	$1	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

	Six Months Ended June 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$—	$(1)
Cost of services	3	(12)	—	(9)
Selling, general and administrative expenses	—	(6)	—	(6)
Research and development expenses	—	(3)	—	(3)
Interest expense	—	—	3	3
Total before tax	$3	$(22)	$3	$(16)
Tax expense				6
Total reclassifications, net of tax				$(10)

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

In connection with each of the offerings of the Notes, the Company and the Guarantor Subsidiaries entered into registration rights agreements with the initial purchasers of such Notes. Each registration rights agreement requires the Company and the Guarantor Subsidiaries, at their cost, to among other things, use their commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the Notes subject to such registration rights agreement for new notes that are guaranteed by the Guarantor Subsidiaries with terms substantially identical in all material respects to the Notes subject to such registration statement. On March 26, 2013, the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the Notes. The registration statements, as amended, were each declared effective on April 29, 2013, and the exchange offer closed on May 30, 2013.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$212	$81	$516	$(66)	$743
Service revenue	241	68	483	—	792
Total revenue	453	149	999	(66)	1,535
Cost of products	178	31	407	(66)	550
Cost of services	185	27	347	—	559
Selling, general and administrative expenses	93	32	107	—	232
Research and development expenses	10	6	39	—	55
Total operating expenses	466	96	900	(66)	1,396
Income (loss) from operations	(13)	53	99	—	139
Interest expense	(25)	(3)	(13)	15	(26)
Other (expense) income, net	(2)	(3)	17	(15)	(3)
Income (loss) from continuing operations before income taxes	(40)	47	103	—	110
Income tax expense (benefit)	(18)	21	20	—	23
Income (loss) from continuing operations before earnings in subsidiaries	(22)	26	83	—	87
Equity in earnings of consolidated subsidiaries	108	62	—	(170)	—
Income (loss) from continuing operations	86	88	83	(170)	87
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$86	$88	$83	$(170)	$87
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$86	$88	$82	$(170)	$86
Total comprehensive income (loss)	57	107	56	(164)	56
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$57	$107	$57	$(164)	$57

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended June 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$256	$68	$454	$(72)	$706
Service revenue	242	55	406	—	703
Total revenue	498	123	860	(72)	1,409
Cost of products	201	27	376	(72)	532
Cost of services	166	23	314	—	503
Selling, general and administrative expenses	97	26	72	—	195
Research and development expenses	6	6	37	—	49
Total operating expenses	470	82	799	(72)	1,279
Income (loss) from operations	28	41	61	—	130
Interest expense	(9)	(5)	17	(11)	(8)
Other (expense) income, net	(2)	1	(15)	11	(5)
Income (loss) from continuing operations before income taxes	17	37	63	—	117
Income tax expense (benefit)	(5)	20	13	—	28
Income (loss) from continuing operations before earnings in subsidiaries	22	17	50	—	89
Equity in earnings of consolidated subsidiaries	67	67	—	(134)	—
Income (loss) from continuing operations	89	84	50	(134)	89
Income (loss) from discontinued operations, net of tax	13	—	—	—	13
Net income (loss)	$102	$84	$50	$(134)	$102
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$102	$84	$50	$(134)	$102
Total comprehensive income (loss)	88	64	34	(97)	89
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$88	$64	$33	$(97)	$88

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the six months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$449	$139	$939	$(117)	$1,410
Service revenue	482	130	923	—	1,535
Total revenue	931	269	1,862	(117)	2,945
Cost of products	363	60	747	(117)	1,053
Cost of services	385	51	661	—	1,097
Selling, general and administrative expenses	202	60	199	—	461
Research and development expenses	23	10	77	—	110
Total operating expenses	973	181	1,684	(117)	2,721
Income (loss) from operations	(42)	88	178	—	224
Interest expense	(47)	(6)	(29)	35	(47)
Other (expense) income, net	2	(7)	39	(35)	(1)
Income (loss) from continuing operations before income taxes	(87)	75	188	—	176
Income tax expense (benefit)	(36)	22	39	—	25
Income (loss) from continuing operations before earnings in subsidiaries	(51)	53	149	—	151
Equity in earnings of consolidated subsidiaries	199	132	—	(331)	—
Income (loss) from continuing operations	148	185	149	(331)	151
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$147	$185	$149	$(331)	$150
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$147	$185	$146	$(331)	$147
Total comprehensive income (loss)	122	190	82	(272)	122
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$122	$190	$82	$(272)	$122

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the six months ended June 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$475	$116	$805	$(120)	$1,276
Service revenue	477	106	794	—	1,377
Total revenue	952	222	1,599	(120)	2,653
Cost of products	369	51	677	(120)	977
Cost of services	354	44	589	—	987
Selling, general and administrative expenses	185	49	152	—	386
Research and development expenses	17	12	66	—	95
Total operating expenses	925	156	1,484	(120)	2,445
Income (loss) from operations	27	66	115	—	208
Interest expense	(19)	(9)	(2)	13	(17)
Other (expense) income, net	(2)	(1)	9	(13)	(7)
Income (loss) from continuing operations before income taxes	6	56	122	—	184
Income tax expense (benefit)	(8)	29	14	—	35
Income (loss) from continuing operations before earnings in subsidiaries	14	27	108	—	149
Equity in earnings of consolidated subsidiaries	136	108	—	(244)	—
Income (loss) from continuing operations	150	135	108	(244)	149
Income (loss) from discontinued operations, net of tax	2	—	2	—	4
Net income (loss)	$152	$135	$110	$(244)	$153
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$152	$135	$109	$(244)	$152
Total comprehensive income (loss)	135	140	80	(220)	135
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$135	$140	$80	$(220)	$135

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	32	24	404	—	460
Accounts receivable, net	287	98	881	—	1,266
Inventories, net	281	47	497	—	825
Due from affliates	798	683	219	(1,700)	—
Other current assets	322	36	218	(51)	525
Total current assets	1,720	888	2,219	(1,751)	3,076
Property, plant and equipment, net	127	13	187	—	327
Goodwill	274	585	596	—	1,455
Intangibles, net	15	238	237	—	490
Prepaid pension cost	—	—	394	—	394
Deferred income taxes	457	9	72	(2)	536
Investments in subsidiaries	2,450	968	—	(3,418)	—
Due from affliates	26	20	234	(280)	—
Other assets	279	55	94	—	428
Total assets	$5,348	$2,776	$4,033	$(5,451)	$6,706

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	78	—	7	—	85
Accounts payable	193	20	369	—	582
Payroll and benefits liabilities	88	10	110	—	208
Deferred service revenue and customer deposits	130	45	368	—	543
Due to affliates	367	544	789	(1,700)	—
Other current liabilities	201	12	258	(51)	420
Total current liabilities	1,057	631	1,901	(1,751)	1,838
Long-term debt	2,077	—	2	—	2,079
Pension and indemnity plan liabilities	371	—	367	—	738
Postretirement and postemployment benefits liabilities	73	—	118	—	191
Income tax accruals	2	9	128	—	139
Environmental liabilities	137	—	—	—	137
Due to affliates	192	59	29	(280)	—
Other liabilities	9	14	79	(2)	100
Total liabilities	3,918	713	2,624	(2,033)	5,222
Redeemable noncontrolling interest	—	—	16	—	16
Stockholders’ equity
Total NCR stockholders’ equity	1,430	2,063	1,355	(3,418)	1,430
Noncontrolling interests in subsidiaries	—	—	38	—	38
Total stockholders’ equity	1,430	2,063	1,393	(3,418)	1,468
Total liabilities and stockholders’ equity	$5,348	$2,776	$4,033	$(5,451)	$6,706

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	555	22	492	—	1,069
Accounts receivable, net	243	84	759	—	1,086
Inventories, net	273	40	484	—	797
Due from affliates	623	693	479	(1,795)	—
Other current assets	244	41	204	(35)	454
Total current assets	1,938	880	2,418	(1,830)	3,406
Property, plant and equipment, net	145	4	159	—	308
Goodwill	273	568	162	—	1,003
Intangibles, net	17	245	42	—	304
Prepaid pension cost	—	—	368	—	368
Deferred income taxes	472	—	70	(8)	534
Investments in subsidiaries	2,185	640	—	(2,825)	—
Due from affliates	26	20	238	(284)	—
Other assets	313	48	87	—	448
Total assets	$5,369	$2,405	$3,544	$(4,947)	$6,371

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	71	—	1	—	72
Accounts payable	204	22	385	—	611
Payroll and benefits liabilities	93	10	94	—	197
Deferred service revenue and customer deposits	104	30	321	—	455
Due to affliates	687	578	530	(1,795)	—
Other current liabilities	169	18	255	(35)	407
Total current liabilities	1,328	658	1,586	(1,830)	1,742
Long-term debt	1,889	—	2	—	1,891
Pension and indemnity plan liabilities	441	1	370	—	812
Postretirement and postemployment benefits liabilities	79	—	167	—	246
Income tax accruals	3	8	127	—	138
Environmental liabilities	171	—	—	—	171
Due to affliates	195	60	29	(284)	—
Other liabilities	16	15	56	(8)	79
Total liabilities	4,122	742	2,337	(2,122)	5,079
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,247	1,663	1,162	(2,825)	1,247
Noncontrolling interests in subsidiaries	—	—	30	—	30
Total stockholders’ equity	1,247	1,663	1,192	(2,825)	1,277
Total liabilities and stockholders’ equity	$5,369	$2,405	$3,544	$(4,947)	$6,371

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(234)	$175	$77	$(29)	$(11)
Investing activities
Expenditures for property, plant and equipment	(8)	(2)	(34)	—	(44)
Proceeds from sales of property, plant and equipment	2	—	—	—	2
Additions to capitalized software	(22)	(10)	(13)	—	(45)
Business acquisitions, net of cash acquired	—	(24)	(672)	—	(696)
Proceeds from (payments of) intercompany notes	(177)	—	—	177	—
Investments in equity affiliates	(275)	—	—	275	—
Other investing activities, net	5	—	1	—	6
Net cash used in investing activities	(475)	(36)	(718)	452	(777)
Financing activities
Tax withholding payments on behalf of employees	(27)	—	—	—	(27)
Proceeds from employee stock plans	45	—	—	—	45
Equity contribution	—	—	275	(275)	—
Short term borrowings, net	—	—	6	—	6
Repayment of term credit facility	(35)	—	—	—	(35)
Payments on revolving credit facility	(495)	—	—	—	(495)
Borrowings on revolving credit facility	725	—	—	—	725
Debt issuance cost	(3)	—	—	—	(3)
Borrowings (repayments) of intercompany notes	—	(135)	312	(177)	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Net cash provided by (used in) financing activities	210	(135)	564	(423)	216
Cash flows from discontinued operations
Net cash provided by operating activities	(24)	—	—	—	(24)
Net cash provided by discontinued operations	(24)	—	—	—	(24)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(11)	—	(13)
Increase (decrease) in cash and cash equivalents	(523)	2	(88)	—	(609)
Cash and cash equivalents at beginning of period	555	22	492	—	1,069
Cash and cash equivalents at end of period	$32	$24	$404	$—	$460

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$71	$73	$(19)	$(5)	$120
Investing activities
Expenditures for property, plant and equipment	(17)	(3)	(11)	—	(31)
Proceeds from sales of property, plant and equipment and other assets	—	—	8	—	8
Additions to capitalized software	(25)	(4)	(8)	—	(37)
Business acquisitions, net of cash acquired	—	(11)	(14)	—	(25)
Proceeds from (payments of) intercompany notes	36	—	11	(47)	—
Investments in equity affiliates	(13)	—	—	13	—
Other investing activities, net	(2)	10	—	—	8
Net cash provided by (used in) investing activities	(21)	(8)	(14)	(34)	(77)
Financing activities
Tax withholding payments on behalf of employees	(9)	—	—	—	(9)
Proceeds from employee stock plans	13	—	—	—	13
Equity contribution	—	—	13	(13)	—
Short term borrowings, net	—	—	2	—	2
Payments on revolving credit facility	(305)	—	—	—	(305)
Borrowings on revolving credit facility	190	—	—	—	190
Dividend distribution to consolidated subsidiaries	—	—	(5)	5	—
Borrowings (repayments) of intercompany notes	(11)	(36)	—	47	—
Net cash provided by (used in) financing activities	(122)	(36)	10	39	(109)
Cash flows from discontinued operations
Net cash used in operating activities	(44)	—	—	—	(44)
Net cash used in investing activities	98	—	—	—	98
Net cash used in discontinued operations	54	—	—	—	54
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(8)	—	(9)
Increase (decrease) in cash and cash equivalents	(19)	29	(31)	—	(21)
Cash and cash equivalents at beginning of period	30	13	355	—	398
Cash and cash equivalents at end of period	$11	$42	$324	$—	$377

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

18. SUBSEQUENT EVENTS

Credit Facility Amendment. On July 25, 2013, the Company amended and restated its Credit Agreement, dated August 11, 2011, as amended and restated on August 22, 2012 and further amended on February 5, 2013, with and among the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent.

Under the amended and restated Credit Agreement, NCR refinanced its Senior Secured Credit Facility, which now consists of a term loan facility in an aggregate principal amount of $1.115 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The amendment and restatement also modified, among other things, the interest rates on amounts outstanding under the Senior Secured Credit Facility, the amortization and repayment schedule for the term loan facility, the maturity date of the Senior Secured Credit Facility and leverage and interest coverage ratios applicable to the Company.

The amendment and restatement of the Credit Agreement is described in further detail in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2013.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2013, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 9% from the prior year period; and

•
We experienced significant growth in software revenues (which we measure by combining software, software as a service (SaaS) and software maintenance revenues, but not professional services revenues associated with software delivery).

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

Our strategy, which we continued to pursue in the second quarter of 2013, is summarized in more detail below:

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

Results from Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table shows our results for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Revenue	$1,535	$1,409
Gross margin	$426	$374
Gross margin as a percentage of revenue	27.8%	26.5%
Operating expenses
Selling, general and administrative expenses	$232	$195
Research and development expenses	55	49
Income from operations	$139	$130

The following table shows our revenues and gross margins from products and services for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Product revenue	$743	$706
Cost of products	550	532
Product gross margin	$193	$174
Product gross margin as a percentage of revenue	26.0%	24.6%
Services revenue	$792	$703
Cost of services	559	503
Services gross margin	$233	$200
Services gross margin as a percentage of revenue	29.4%	28.4%

The following table shows our revenues by theater for the three months ended June 30:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$760	50%	$692	49%	10%	11%
Europe	369	24%	368	26%	—%	—%
Asia Middle East Africa (AMEA)	406	26%	349	25%	16%	21%
Consolidated revenue	$1,535	100%	$1,409	100%	9%	10%

Revenue

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, revenue increased 9% due to higher product sales and services revenue in the Americas and AMEA theaters, which includes the impact of the Retalix business during the second quarter of 2013. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 1%. Our product revenue increased 5% and our services revenue increased 13% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in services revenue in the Emerging Industries operating segment. Revenue in the Europe theater remained consistent due to growth in product sales and services revenue in the Retail Solutions operating segment offset by declines in product sales and services revenue in the Emerging Industries operating segment. Revenue in the AMEA theater increased due to growth in product sales and services revenue in the Financial Services and Retail Solutions operating segments.

Gross Margin

Gross margin as a percentage of revenue in the second quarter of 2013 was 27.8% compared to 26.5% in the second quarter of 2012. Product gross margin in the second quarter of 2013 was 26.0% compared to 24.6% in the second quarter of 2012. Product gross margin in the second quarter of 2013 was negatively impacted by $4 million in higher acquisition-related amortization of intangibles, or 0.5% as a percentage of product revenue. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the second quarter of 2013 was 29.4% compared to 28.4% in the second quarter of 2012. The increase in services gross margin in the second quarter of 2013 was due to lower service delivery costs primarily due to a reimbursement from a supplier of some previously incurred costs in the second quarter of 2013.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended June 30, 2013 and 2012 were impacted by certain employee benefit plans as shown below:

	Three months ended June 30
In millions	2013	2012
Pension expense	$9	$10
Postemployment expense	9	10
Postretirement benefit	(3)	(3)
Total expense	$15	$17

During the three months ended June 30, 2013, NCR incurred $9 million of pension expense compared to $10 million in the second quarter of 2012. During the second quarter of 2013, we recognized a settlement gain of $5 million associated with the settlement of a portion of our U.S. non-qualified pension plans offset by a special termination benefit cost of $11 million associated with an early retirement incentive offered to certain U.S. employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $232 million in the second quarter of 2013 as compared to $195 million in the second quarter of 2012. As a percentage of revenue, these expenses were 15.1% in the second quarter of 2013 compared to 13.8% in the second quarter of 2012. Selling, general and administrative expenses in the second quarter of 2013 included $14 million of acquisition-related costs, and $8 million of acquisition-related amortization of intangibles. Selling, general, and administrative expenses in the second quarter of 2012 included $4 million of acquisition-related costs and $5 million of acquisition-related amortization of intangibles. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $55 million in the second quarter of 2013 as compared to $49 million in the second quarter of 2012. As a percentage of revenue, these costs were relatively consistent at 3.6% in the second quarter of 2013 as compared to 3.5% in the second quarter of 2012.

Interest and Other Expense Items

Interest expense was $26 million in the second quarter of 2013 compared to $8 million in the second quarter of 2012. Interest expense increased in the second quarter of 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $3 million in the second quarter of 2013 compared to other expense, net of $5 million in the second quarter of 2012. Other expense, net in the second quarter of 2013 included losses from foreign currency fluctuations and other expense, net in the second quarter of 2012 included an impairment charge of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented an expense of $23 million for the three months ended June 30, 2013 compared to an expense of $28 million for the three months ended June 30, 2012. The decrease in income tax expense was primarily driven by tax on a favorable mix of earnings offset by a less favorable change in uncertain tax positions. The three months ended June 30, 2012 included a favorable settlement with Japan for the 2001 through 2006 tax years which resulted in a $13 million tax benefit.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  We are currently exploring alternatives that could result in the implementation of a feasible tax planning strategy under GAAP whereby our existing valuation allowance may be reduced by approximately $10 million to $15 million during the remainder of 2013.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the second quarter of 2013, income from discontinued operations was zero. During the second quarter of 2012, income from discontinued operations was $13 million, net of tax, which included $8 million of income from the Company's former entertainment business (which income included a $21 million after tax gain on the sale of the entertainment business) and a $5 million benefit from favorable changes in uncertain tax benefits related to the Company's spin-off of Teradata.

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

The effect of pension expense on segment operating income, which was $9 million in the second quarter of 2013 and $10 million in the second quarter of 2012, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Revenue	$782	$786
Operating income	$95	$86
Operating income as a percentage of revenue	12.1%	10.9%

Financial Services revenue decreased 1% during the second quarter of 2013 as compared to the second quarter of 2012. The decrease was driven by declines in product sales in the Americas theater partially offset by growth in product sales and services revenues in the AMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $95 million in the second quarter of 2013 as compared to $86 million in the second quarter of 2012. The increase in operating income was driven by lower service delivery costs and reduced selling and research and development expenses in the second quarter of 2013 as compared to the second quarter of 2012. The lower service delivery costs were primarily due to reimbursement from a supplier of some previously incurred costs.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Revenue	$515	$409
Operating income	$49	$28
Operating income as a percentage of revenue	9.5%	6.8%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix for the three months ended June 30, 2013. Retalix generated $82 million of revenue and $16 million of operating income in the three months ended June 30, 2013.

Retail Solutions revenue increased 26% during the second quarter of 2013 as compared to the second quarter of 2012. The increase in revenue was driven by higher product sales and services revenue in the Americas, Europe and AMEA theaters, which includes the impact of the Retalix business. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $49 million in the second quarter of 2013 as compared to $28 million in the second quarter of 2012. The increase in the Retail Solutions operating income was primarily due to increased revenues, a higher mix of software as well as the contribution from Retalix.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Revenue	$158	$130
Operating income	$27	$21
Operating income as a percentage of revenue	17.1%	16.2%

The Hospitality segment generated revenue of $158 million in the second quarter of 2013 compared to $130 million in the second quarter of 2012. The increase was driven by higher product sales and services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $27 million in the second quarter of 2013 compared to $21 million in the second quarter of 2012. The increase was driven by a favorable mix of revenues slightly offset by investment in sales, software as a service, and research and development.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended June 30:

	Three months ended June 30
In millions	2013	2012
Revenue	$80	$84
Operating income	$11	$19
Operating income as a percentage of revenue	13.8%	22.6%

Emerging Industries revenue decreased 5% during the second quarter of 2013 as compared to the second quarter of 2012. The decrease was driven by declines in services revenues in the Americas theater and declines in product sales and services revenues in the Europe theater. Foreign currency fluctuations positively impacted the year-over-year revenue comparison by 2%.

Operating income was $11 million in the second quarter of 2013 and $19 million in the second quarter of 2012. The decrease in operating income was due to the decline in revenue and an unfavorable mix of revenues.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table shows our results for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Revenue	$2,945	$2,653
Gross margin	$795	$689
Gross margin as a percentage of revenue	27.0%	26.0%
Operating expenses
Selling, general and administrative expenses	$461	$386
Research and development expenses	110	95
Income from operations	$224	$208

The following table shows our revenues and gross margins from products and services for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Product revenue	$1,410	$1,276
Cost of products	1,053	977
Product gross margin	$357	$299
Product gross margin as a percentage of revenue	25.3%	23.4%
Services revenue	1,535	1,377
Cost of services	1,097	987
Services gross margin	$438	$390
Services gross margin as a percentage of revenue	28.5%	28.3%

The following table shows our revenues by theater for the six months ended June 30:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$1,496	51%	$1,329	50%	13%	14%
Europe	690	23%	666	25%	4%	4%
Asia Middle East Africa (AMEA)	759	26%	658	25%	15%	20%
Consolidated revenue	$2,945	100%	$2,653	100%	11%	13%

Revenue

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, revenue increased 11% due to higher product sales and services revenue in the Americas, Europe and AMEA theaters, which includes the impact of the Retalix business. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 2%. Our product revenue increased 11% and our services revenue increased 11% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in services revenue in the Emerging Industries operating segment. Revenue in the Europe theater increased due to growth in service revenues in the Financial Services operating segment, and product sales and services revenue in the Retail Solutions operating segment offset by declines in product sales and services revenue in the Emerging Industries operating segment. Revenue in the AMEA theater increased due to growth in product sales and services revenue in the Financial Services and Retail Solutions operating segments.

Gross Margin

Gross margin as a percentage of revenue in the six months ended June 30, 2013 was 27.0% compared to 26.0% in the six months ended June 30, 2012. Product gross margin in the six months ended June 30, 2013 was 25.3% compared to 23.4% in the six months ended June 30, 2012. Product gross margin in the six months ended June 30, 2013 was negatively impacted by $7 million in higher acquisition-related amortization of intangibles, or 0.5% as a percentage of product revenue. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the six months ended June 30, 2013 was 28.5% compared to 28.3% in the six months ended June 30, 2012. The increase in services gross margin in the six months ended June 30, 2013 was due to lower service delivery costs primarily due to a reimbursement from a supplier of some previously incurred costs in the second quarter of 2013.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the six months ended June 30, 2013 and 2012 were impacted by certain employee benefit plans as shown below:

	Six months ended June 30
In millions	2013	2012
Pension expense	$16	$20
Postemployment expense	2	18
Postretirement benefit	(7)	(6)
Total expense	$11	$32

During the six months ended June 30, 2013, NCR incurred $16 million of pension expense compared to $20 million in the six months ended June 30, 2012. During the six months ended June 30, 2013, we recognized a curtailment gain of $10 million and a $5 million settlement benefit associated with the termination of our U.S. non-qualified pension plans offset by a special termination benefit cost of $24 million associated with an early retirement incentive offered to certain U.S. employees.

During the six months ended June 30, 2013, NCR incurred $2 million of postemployment expense compared to $18 million of postemployment expense in the six months ended June 30, 2012. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a reduction of the postemployment liability by approximately $48 million and a curtailment benefit of approximately $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $461 million in the six months ended June 30, 2013 as compared to $386 million in the six months ended June 30, 2012. As a percentage of revenue, these expenses were 15.7% in the six months ended June 30, 2013 compared to 14.5% in the six months ended June 30, 2012. Selling, general and administrative expenses in the six months ended June 30, 2013 included $30 million of acquisition-related costs, $14 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA investigation related costs. Selling, general, and administrative expenses in the six months ended June 30, 2012 included $8 million of acquisition-related costs and $9 million of acquisition-related amortization of intangibles. After considering these items, selling, general and administrative expenses increased as a percentage of revenue primarily due to additional investment in sales resources.

Research and Development Expenses

Research and development expenses were $110 million in the six months ended June 30, 2013 as compared to $95 million in the six months ended June 30, 2012. As a percentage of revenue, these costs were relatively consistent at 3.7% in the six months ended June 30, 2013 as compared to 3.6% in the six months ended June 30, 2012.

Interest and Other Expense Items

Interest expense was $47 million in the six months ended June 30, 2013 compared to $17 million in the six months ended June 30, 2012. Interest expense increased in the six months ended June 30, 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $1 million in the six months ended June 30, 2013 compared to other expense, net of $7 million in the six months ended June 30, 2012. Other expense, net in the six months ended June 30, 2013 included losses from foreign currency fluctuations partially offset by a gain on the sale of an investment and other expense, net in the six months ended June 30, 2012 included an impairment charge of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented an expense of $25 million for the six months ended June 30, 2013 compared to an expense of $35 million for the six months ended June 30, 2012. The decrease in income tax expense is primarily driven by tax on a favorable mix of earnings and favorable tax legislation offset by a less favorable change in uncertain tax positions. The six months ended June 30, 2013 included a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The six months ended June 30, 2012 included a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence.  This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.  We are currently exploring alternatives that could result in the implementation of a feasible tax planning strategy under GAAP whereby our existing valuation allowance may be reduced by approximately $10 million to $15 million during the remainder of 2013.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the six months ended June 30, 2013, loss from discontinued operations was $1 million, net of tax, related to environmental matters.

Income from discontinued operations was $4 million, net of tax, in the six months ended June 30, 2012, which included a $7 million benefit from favorable changes in uncertain tax benefits related to the Company's spin-off of Teradata and a $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter, offset by a $4 million loss from the Company's former entertainment business (which loss included a $21 million after tax gain on the sale of the entertainment business).

Revenue and Operating Income by Segment

The descriptions of our operating segments and the exclusion of certain items from segment operating income are included in this MD&A under "Revenue and Operating Income by Segment" for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The effect of pension expense on segment operating income, which was $16 million in the six months ended June 30, 2013 and $20 million in the six months ended June 30, 2012, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Revenue	$1,496	$1,481
Operating income	152	143
Operating income as a percentage of revenue	10.2%	9.7%

Financial Services revenue increased 1% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Revenue growth was primarily generated from higher services revenue in the Europe theater and higher product sales and services revenue in the AMEA theater offset by declines in product sales in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $152 million in the six months ended June 30, 2013 as compared to $143 million in the six months ended June 30, 2012. The increase in operating income was driven by lower service delivery costs and reduced selling and research and development expenses in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The lower service delivery costs were primarily due to a reimbursement from a supplier of some previously incurred costs in the second quarter of 2013.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Revenue	$1,004	$756
Operating income	90	30
Operating income as a percentage of revenue	9.0%	4.0%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix from February 6, 2013 through June 30, 2013. Retalix generated revenue of $132 million and $25 million of operating income in the six months ended June 30, 2013.

Retail Solutions revenue increased 33% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in revenue was primarily driven by higher product sales and services revenue in the Americas, Europe and AMEA theaters, which includes the impact of the Retalix business. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $90 million in the six months ended June 30, 2013 as compared to $30 million in the six months ended June 30, 2012. The increase in the Retail Solutions operating income was primarily due to increased revenues, a higher mix of software as well as the contribution from Retalix as noted above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Revenue	$289	$243
Operating income	48	40
Operating income as a percentage of revenue	16.6%	16.5%

The Hospitality segment generated revenue of $289 million during the six months ended June 30, 2013 compared to $243 million in the six months ended June 30, 2012. The increase was driven by higher product sales and services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $48 million in the six months ended June 30, 2013 as compared to $40 million in the six months ended June 30, 2012. The increase was driven by a favorable mix of revenues slightly offset by investment in sales, software as a service, and research and development.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Revenue	$156	$173
Operating income	21	42
Operating income as a percentage of revenue	13.5%	24.3%

Emerging Industries revenue decreased 10% during the during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was driven by declines in services revenue in the Americas theater and declines in product sales and services revenue in the Europe theater. Foreign currency fluctuation positively impacted the year-over-year revenue comparison by 1%.

Operating income was $21 million in the six months ended June 30, 2013 as compared to $42 million in the six months ended June 30, 2012. The decrease in operating income was due to the decline in revenue and an unfavorable mix of revenues.

Financial Condition, Liquidity, and Capital Resources

Cash used in operating activities was $11 million in the six months ended June 30, 2013 and cash provided by operating activities was $120 million in the six months ended June 30, 2012. The decrease in cash provided by operating activities was primarily driven by an $80 million settlement of the U.S. non-qualified pension plans and changes in working capital in the six months ended June 30, 2013.

NCR’s management uses a non-GAAP measure called “free cash flow,” which we define as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, and additions to capitalized software, to assess the financial performance of the Company. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. The components used to calculate free cash flow are GAAP measures that are taken directly from the Condensed Consolidated Statements of Cash Flows. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash (used in) provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

	Six months ended June 30
In millions	2013	2012
Net cash (used in) provided by operating activities	$(11)	$120
Less: Expenditures for property, plant and equipment	(44)	(31)
Less: Additions to capitalized software	(45)	(37)
Net cash used in discontinued operations	(24)	(44)
Free cash (used) flow (non-GAAP)	$(124)	$8

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

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2013 and 2012, proceeds from employee stock plans were $45 million and $13 million, respectively. During the six months ended June 30, 2013 and 2012, we paid $27 million and $9 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

As of June 30, 2013, the outstanding principal balance of our term loan facility was $815 million and the outstanding principal balance of the revolving credit facility was $230 million, which increased from zero as of December 31, 2012 due to net borrowings of $230 million on the revolving credit facility. On July 25, 2013, we amended and restated our Senior Secured Credit Facility and refinanced the term loan facility and revolving credit facility thereunder. Following the refinancing, the outstanding principal balance of the term loan facility was $1.115 billion and the outstanding principal balance of the revolving credit facility was zero. See Note 18, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements for additional information. As of June 30, 2013 and December 31, 2012, we had outstanding $600 million in aggregate principal balance of 5.00% senior unsecured notes and $500 million in aggregate principal balance of 4.625% senior unsecured notes.
We expect to make contributions to our employee benefit plans of approximately $259 million in 2013 which includes $87 million to the executive pension plan, $125 million to the international pension plans, $42 million to the postemployment plan and $5 million to the postretirement plan. We may, in connection with the previously announced third phase of our pension strategy, make one or more discretionary contributions to the U.S. qualified plan over the next two years but no such contributions are scheduled. Refer to Note 9, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion.
In 2013, we expect to make approximately $48 million of remediation and other payments related to the Fox River environmental matter. This amount includes NCR's expected payments, assumes payments by its co-obligors, and does not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.
Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2013 and December 31, 2012, were $435 million and $509 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of June 30, 2013, our cash and cash equivalents totaled $460 million and our total debt was $2.16 billion. Our borrowing capacity under the revolving credit facility was approximately $603 million at June 30, 2013. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2012 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.
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

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2013 through June 30, 2013, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this report. We note that the last known account balance as of July 2013 was approximately $7,212. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013 and July 12, 2013, the Company is winding down its past operations in Syria. In connection with these efforts, the Company has also requested authorization from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees upon receipt of a license from OFAC for this purpose, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2012 Form 10-K and determined that changes to our critical accounting policies in the six months ended June 30, 2013 were limited to the change in our accounting methodology for recognizing costs for all of our company-sponsored U.S. and international pension benefit plans as described in Note 2, "Pension Benefit Plan Accounting Methodology Changes" of the Notes to Condensed Consolidated Financial Statements.  There were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” “anticipate,” “outlook,” “intend,” “plan,” “target,” “believe,” “estimate,” “forecast,” “pursue” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” They include statements as to NCR's anticipated or expected results and financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; strategies and intentions regarding NCR's pension plans; comments about future market or industry performance or behaviors; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions and involve a number of known and unknown risks and uncertainties, many of which are outside of our control.

Forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, these other factors, risks and uncertainties include those relating to: domestic and global economic and credit conditions, including the ongoing sovereign debt conditions in Europe and the uneven global economic recovery; our indebtedness and the impact that it may have on our financial and operating activities and our ability to incur additional debt; the financial covenants in our senior secured credit facility and the indentures for our senior unsecured notes and their impact on our financial and business operations; the adequacy of our future cash flows to service our indebtedness; the variable interest rates borne by our indebtedness under our senior secured credit facility and the effects of changes in those rates; our ability to raise funds necessary to finance a required change in control purchase of our senior unsecured notes; the effect on our future borrowing costs and access to capital of a lowering or withdrawal of the ratings assigned to our debt securities; shifts in market demands, continued competitive factors and pricing pressures; shorter product cycles, rapidly changing technologies and maintaining a competitive leadership position with respect to our solution offerings; manufacturing disruptions affecting product quality or delivery times; the historical seasonality of our sales; the effect of currency translation; our ability to achieve targeted cost reductions; maintaining profitability of our professional services consulting engagements and appropriate utilization rates for our consultants; market volatility and the funded status of our pension plans; the success of our pension strategy, including “Phase III” of our pension strategy; tax rates; our ability to sell higher-margin software and services in addition to hardware; business and legal risks associated with multinational operations; availability and successful exploitation of new acquisition and alliance opportunities; expected benefits related to acquisitions and alliances not materializing; the timely development, production or acquisition and market acceptance of new and existing products and services; the ability of third party suppliers on which we rely being able to fulfill our needs; our ability to successfully develop and protect intellectual property that drives innovation; our ability to execute our business and reengineering plans; turnover of workforce and the ability to attract and retain skilled employees; compliance with requirements relating to data privacy and protection; continued efforts to establish and maintain best-in-class internal information technology and control systems; exposure to post-closing liabilities resulting from the sale of assets of our entertainment business; environmental exposures from our historical and ongoing manufacturing activities; changes in GAAP and the resulting impact, if any, on our accounting policies; uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions; and other factors detailed from time to time in NCR's U.S. Securities and Exchange Commission reports and NCR's annual reports to stockholders. NCR does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $2 million as of June 30, 2013 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the second quarter of 2013 compared to the second quarter of 2012 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on second quarter 2013 revenue versus second quarter 2012 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our senior secured credit facility. The interest rate swap effectively converts the designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 52% of our borrowings under the credit facility were effectively on a fixed rate basis as of June 30, 2013. As of June 30, 2013, the net fair value of the interest rate swap was a liability of $10 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $14 million as of June 30, 2013. The increase in pre-tax interest expense for the six months ended June 30, 2013 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $2 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2013, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2013, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2013, approximately $179 million and $107 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended June 30, 2013, the Company did not repurchase any shares of its common stock. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended June 30, 2013, 90,243 shares were purchased at an average price of $28.48 per share.

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

NCR CORPORATION

Date:	August 2, 2013	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer