Form 10-Q
period 2013-09-30
NCR CORP
filed 2013-11-05
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
Commission File Number 001-00395
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 15, 2013, there were approximately 166.4 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Product revenue	$701	$712	$2,111	$1,988
Service revenue	807	723	2,342	2,100
Total revenue	1,508	1,435	4,453	4,088
Cost of products	524	534	1,577	1,511
Cost of services	569	519	1,666	1,506
Selling, general and administrative expenses	217	206	678	592
Research and development expenses	53	47	163	142
Total operating expenses	1,363	1,306	4,084	3,751
Income from operations	145	129	369	337
Interest expense	(23)	(7)	(70)	(24)
Other (expense), net	(3)	—	(4)	(7)
Income from continuing operations before income taxes	119	122	295	306
Income tax expense	19	33	44	68
Income from continuing operations	100	89	251	238
(Loss) income from discontinued operations, net of tax	—	(1)	(1)	3
Net income	100	88	250	241
Net income attributable to noncontrolling interests	2	1	5	2
Net income attributable to NCR	$98	$87	$245	$239
Amounts attributable to NCR common stockholders:
Income from continuing operations	$98	$88	$246	$236
(Loss) income from discontinued operations, net of tax	—	(1)	(1)	3
Net income	$98	$87	$245	$239
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.59	$0.55	$1.49	$1.49
Diluted	$0.58	$0.53	$1.46	$1.44
Net income per common share
Basic	$0.59	$0.55	$1.48	$1.50
Diluted	$0.58	$0.53	$1.45	$1.46
Weighted average common shares outstanding
Basic	166.2	159.6	165.1	158.9
Diluted	170.0	164.8	168.8	164.0
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$100	$88	$250	$241
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	7	18	(49)	4
Derivatives
Unrealized (loss) gain on derivatives	(3)	(8)	3	(14)
Losses on derivatives arising during the period	1	—	4	—
Less income tax benefit (expense)	—	2	(3)	4
Securities
Unrealized gain on securities	—	—	3	—
Less income tax expense	(1)	—	(1)	—
Employee benefit plans
New prior service cost	(3)	—	(3)	—
Amortization of prior service benefit	(5)	(2)	(27)	(12)
Net new actuarial (loss) gain	(12)	(6)	36	(6)
Actuarial loss included in benefits expense	3	2	6	10
Less income tax benefit (expense)	1	1	(9)	3
Other comprehensive (loss) income	(12)	7	(40)	(11)
Total comprehensive income	88	95	210	230
Less comprehensive income attributable to noncontrolling interests:
Net income	2	1	5	2
Currency translation adjustments	(1)	—	(4)	(1)
Amounts attributable to noncontrolling interests	1	1	1	1
Comprehensive income attributable to NCR common stockholders	$87	$94	$209	$229

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$460	$1,069
Accounts receivable, net	1,349	1,086
Inventories, net	842	797
Other current assets	591	454
Total current assets	3,242	3,406
Property, plant and equipment, net	338	308
Goodwill	1,472	1,003
Intangibles, net	474	304
Prepaid pension cost	424	368
Deferred income taxes	492	532
Other assets	436	448
Total assets	$6,878	$6,369
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$15	$72
Accounts payable	584	611
Payroll and benefits liabilities	209	186
Deferred service revenue and customer deposits	508	455
Other current liabilities	437	418
Total current liabilities	1,753	1,742
Long-term debt	2,212	1,891
Pension and indemnity plan liabilities	740	805
Postretirement and postemployment benefits liabilities	202	246
Income tax accruals	143	138
Environmental liabilities	118	171
Other liabilities	118	79
Total liabilities	5,286	5,072
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	17	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 166.3 and 162.8 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	2
Paid-in capital	434	358
Retained earnings	1,174	929
Accumulated other comprehensive loss	(73)	(37)
Total NCR stockholders’ equity	1,537	1,252
Noncontrolling interests in subsidiaries	38	30
Total stockholders’ equity	1,575	1,282
Total liabilities and stockholders’ equity	$6,878	$6,369
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2013	2012
Operating activities
Net income	$250	$241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	1	(3)
Depreciation and amortization	149	123
Stock-based compensation expense	34	36
Deferred income taxes	(8)	27
Gain on sale of property, plant and equipment and other assets	(14)	(8)
Impairment of long-lived and other assets	—	7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(152)	(94)
Inventories	(41)	(74)
Current payables and accrued expenses	(24)	64
Deferred service revenue and customer deposits	21	56
Employee severance and pension	(152)	(587)
Other assets and liabilities	(48)	(68)
Net cash provided by (used in) operating activities	16	(280)
Investing activities
Expenditures for property, plant and equipment	(80)	(53)
Proceeds from sales of property, plant and equipment	10	8
Additions to capitalized software	(75)	(58)
Business acquisitions, net	(696)	(58)
Other investing activities, net	5	4
Net cash used in investing activities	(836)	(157)
Financing activities
Tax withholding payments on behalf of employees	(28)	(12)
Short term borrowings, net	(1)	—
Payments on term credit facility	(35)	—
Borrowings on term credit facility	300	150
Payments on revolving credit facility	(845)	(860)
Borrowings on revolving credit facility	845	720
Proceeds from bond offering	—	600
Debt issuance costs	(12)	(11)
Proceeds from employee stock plans	52	23
Dividend distribution to minority shareholder	—	(1)
Net cash provided by financing activities	276	609
Cash flows from discontinued operations
Net cash used in operating activities	(51)	(85)
Net cash provided by investing activities	—	98
Net cash (used in) provided by discontinued operations	(51)	13
Effect of exchange rate changes on cash and cash equivalents	(14)	(2)
Decrease in cash and cash equivalents	(609)	183
Cash and cash equivalents at beginning of period	1,069	398
Cash and cash equivalents at end of period	$460	$581
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

On February 6, 2013, the Company completed the acquisition of Retalix Ltd. (Retalix). As a result of the acquisition, the results of Retalix are included for the period from February 6, 2013 to September 30, 2013. See Note 4, "Acquisitions," for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described below, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Employee Benefit Plans On October 1, 2013, the Company made a $100 million discretionary contribution to the U.S. qualified pension plan.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $24 million and $101 million during the three and nine months ended September 30, 2013, respectively, as compared to $40 million and $95 million during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, we had $17 million and $9 million, respectively, in receivables outstanding from Bradesco.

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

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure those joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The total amount of the obligation is determined as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

as other information about the obligation. Examples of obligations subject to these requirements include debt arrangements, settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2014 is not expected to have a material impact on our consolidated financial statements.

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

In its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013, the Company reported that it recorded a cumulative reduction of retained earnings as of December 31, 2012 (the most recent measurement date prior to the change) of $1,050 million related to these changes in accounting methodology. However, during the third quarter of 2013, the Company determined that there was an error in the calculation of the cumulative reduction of retained earnings as of December 31, 2012 under the new method of accounting that did not affect total stockholders' equity but required an adjustment between retained earnings and accumulated other comprehensive loss. As a result, the previously reported cumulative reduction in retained earnings as of December 31, 2012 should instead have been $1,205 million. The December 31, 2012 retained earnings and accumulated other comprehensive income balances set forth in this Quarterly Report on Form 10-Q reflect the correction of this error as well as an adjustment to the retained earnings balance to reflect a change in the value of plan assets. These adjustments also impact the Company’s previously reported retained earnings and accumulated other comprehensive income balances for the first and second quarter of 2013. The impact of the these adjustments on the Company’s previously reported retained earnings and comprehensive income balances for and March 31, and June 30, 2013 is as follows:

	June 30, 2013		March 31, 2013
Condensed Consolidated Balance Sheets (Unaudited):	Previously Reported	Revised	Previously Reported	Revised
Retained earnings	1,231	1,076	1,145	990
Accumulated other comprehensive loss	(222)	(62)	(192)	(32)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The revised adjustment does not impact the Company’s Condensed Statement of Operations, of Comprehensive Income or of Cash Flows for the first or second quarter of 2013, or for the nine months ended September 30, 2013. The Company has determined that the impact of the adjustments was not material to its previously reported interim 2013 financial statements.

The impact of all adjustments made to the financial statements presented resulting of the change in accounting methodology is summarized below (amounts in millions, except per share data):

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended September 30				Nine months ended September 30
In millions, except per share amounts	2013		2012		2013		2012
	Previous Accounting Method	As Reported	Previously Reported	Adjusted	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Condensed Consolidated Statements of Operations (Unaudited):
Cost of products	$525	$524	$536	$534	$1,583	$1,577	$1,515	$1,511
Cost of services	587	569	541	519	1,740	1,666	1,560	1,506
Selling, general and administrative expenses	226	217	217	206	715	678	619	592
Research and development expenses	56	53	52	47	176	163	155	142
Total operating expenses	1,394	1,363	1,346	1,306	4,214	4,084	3,849	3,751
Income from operations	114	145	89	129	239	369	239	337
Income from continuing operations before income taxes	88	119	82	122	165	295	208	306
Income tax expense	9	19	23	33	9	44	43	68
Income from continuing operations	79	100	59	89	156	251	165	238
Net income	79	100	58	88	155	250	168	241
Net income attributable to NCR	$77	$98	$57	$87	$150	$245	$166	$239
Amounts attributable to NCR common stockholders:
Income from continuing operations	77	98	58	88	151	246	163	236
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.46	$0.59	$0.36	$0.55	$0.91	$1.49	$1.03	$1.49
Diluted	$0.45	$0.58	$0.35	$0.53	$0.89	$1.46	$0.99	$1.44
Net income per common share
Basic	$0.46	$0.59	$0.36	$0.55	$0.91	$1.48	$1.04	$1.50
Diluted	$0.45	$0.58	$0.35	$0.53	$0.89	$1.45	$1.01	$1.46
Condensed Consolidated Statements of Comprehensive Income (Unaudited):
Net income	$79	$100	$58	$88	$155	$250	$168	$241
Employee benefit plans
Net (loss) gain arising during the year	(12)	(12)	(98)	(6)	68	36	(98)	(6)
Actuarial loss included in benefits expense	32	3	35	2	96	6	98	10
Less income tax effect	(9)	1	14	1	(45)	(9)	2	3
Other comprehensive income (loss)	7	(12)	(39)	7	47	(40)	(15)	(11)
Total comprehensive income	86	88	19	95	202	210	153	230
Comprehensive income attributable to NCR common stockholders	$85	$87	$18	$94	$201	$209	$151	$229

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	September 30, 2013
Condensed Consolidated Balance Sheets (Unaudited):	Previous Accounting Method	As Reported
Prepaid pension cost	420	424
Total assets	6,874	6,878
Other current liabilities	445	437
Total current liabilities	1,761	1,753
Total liabilities	5,294	5,286
Retained earnings	2,281	1,174
Accumulated other comprehensive loss	(1,192)	(73)
Total NCR stockholders' equity	1,525	1,537
Total stockholders' equity	1,563	1,575
Total liabilities and stockholders' equity	6,874	6,878

	December 31, 2012
Condensed Consolidated Balance Sheets (Unaudited):	Previously Reported	Revised
Retained earnings	2,134	929
Accumulated other comprehensive loss	(1,247)	(37)

	Nine months ended September 30
Condensed Consolidated Statements of Cash Flows (Unaudited):	2013		2012
	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Net income	155	250	168	241
Deferred income taxes	(43)	(8)	2	27
Employee severance and pension	(22)	(152)	(489)	(587)

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2013	December 31, 2012
Accounts receivable
Trade	$1,328	$1,056
Other	41	46
Accounts receivable, gross	1,369	1,102
Less: allowance for doubtful accounts	(20)	(16)
Total accounts receivable, net	$1,349	$1,086

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	September 30, 2013	December 31, 2012
Inventories, net
Work in process and raw materials	$168	$187
Finished goods	216	167
Service parts	458	443
Total inventories, net	$842	$797
The components of other current assets are summarized as follows:

In millions	September 30, 2013	December 31, 2012
Other current assets
Current deferred tax assets	$270	$223
Other	321	231
Total other current assets	$591	$454

4. ACQUISITIONS

Acquisition of Retalix Ltd. On February 6, 2013, NCR completed its acquisition of Retalix, for which it paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds of the December 2012 offer and sale of NCR's 4.625% senior unsecured notes and borrowing under NCR's senior secured credit facility. As a result of the acquisition, Retalix became an indirect wholly owned subsidiary of NCR.

Retalix is a leading global provider of innovative retail software and services that transact billions of dollars in annual retail sales across its platform. The acquisition is consistent with NCR's continued transformation to a hardware-enabled, software-driven business. Retalix's strength with blue-chip retailers is highly complementary and provides additional sales opportunities across the combined installed base.

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

The adjusted preliminary allocation of the purchase price for Retalix is as follows:

In millions	Fair Value
Cash and cash equivalents	$127
Accounts receivable	107
Other tangible assets	60
Acquired goodwill	452
Acquired intangible assets other than goodwill	205
Deferred tax liabilities	(43)
Liabilities assumed	(120)
Total purchase consideration	$788

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $35 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of September 30, 2013.

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

The Company has incurred a total of $9 million of transaction expenses to date relating to the acquisition, of which $6 million are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

Unaudited Pro forma Information

The following unaudited pro forma information presents the consolidated results of NCR and Retalix for the three and nine months ended September 30, 2013 and 2012. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2012, are as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2013	2012	2013	2012
Revenue	$1,511	$1,502	$4,484	$4,279
Net income attributable to NCR	$99	$79	$248	$210

The unaudited pro forma results for the three and nine months ended September 30, 2013 include:

•	$3 million and $11 million, respectively, in additional revenue associated with deferred revenue acquired, assuming the deferred revenue was acquired on January 1, 2012,

•	$2 million, net of tax, in additional amortization expense for acquired intangible assets in the nine months ended September 30, 2013, and

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

•	$5 million, net of tax, in eliminated transaction costs for the nine months ended September 30, 2013 as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the three and nine months ended September 30, 2012 include:

•	$3 million and $14 million, respectively, in reduced revenue associated with deferred revenue acquired,

•	$4 million and $11 million, respectively, net of tax, in additional amortization expense for acquired intangible assets,

•	$5 million and $15 million, respectively, net of tax, in interest expense from the 4.625% senior unsecured notes and senior secured credit facility, and

•	$5 million, net of tax, in transaction costs for the nine months ended September 30, 2012.
Other Acquisitions During the nine months ended September 30, 2013, the Company completed five additional acquisitions for aggregate cash consideration of approximately $31 million, plus related acquisition costs. Goodwill recognized related to these acquisitions was $23 million, of which it is expected that $19 million will be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Condensed Consolidated Statements of Operations.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2013 and December 31, 2012 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2012						September 30, 2013
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$202	$—	$202	$—	$—	$(2)	$200	$—	$200
Retail Solutions	120	(3)	117	452	—	—	572	(3)	569
Hospitality	659	—	659	23	—	(4)	678	—	678
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total goodwill	$1,011	$(8)	$1,003	$475	$—	$(6)	$1,480	$(8)	$1,472

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Amortization Period (in Years)	September 30, 2013		December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$312	$(32)	$179	$(17)
Intellectual property	2 - 7	256	(108)	180	(80)
Tradenames	4 - 9	59	(13)	49	(8)
Non-compete arrangements	2 - 5	8	(8)	8	(7)
Total identifiable intangible assets		$635	$(161)	$416	$(112)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2013	Nine months ended September 30, 2013	Remainder of 2013 (estimated)
Amortization expense	$17	$49	$17

	For the years ended December 31 (estimated)
In millions	2014	2015	2016	2017	2018
Amortization expense	$68	$68	$63	$53	$37

6. DEBT OBLIGATIONS

As of September 30, 2013, the Company’s total debt was $2.23 billion, with $15 million included in short-term borrowings and $2.21 billion included in long-term debt, as follows:

In millions	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Term loan facility	$1,115	$850
Revolving credit facility	—	—
5.00% Senior Notes due July 15, 2022	600	600
4.625% Senior Notes due February 15, 2021	500	500
Other	12	13
Total debt	$2,227	$1,963

Senior Secured Credit Facility On July 25, 2013, the Company amended and restated its senior secured credit facility with and among the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (Senior Secured Credit Facility). The Senior Secured Credit Facility now consists of a term loan facility in an aggregate principal amount of $1.12 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2013, outstanding letters of credit totaled approximately $17 million. The Company deferred approximately $9 million in additional debt issuance costs which are being amortized to interest expense over the life of the debt.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts equal to 5.0% of the original amount of the term loans beginning September 30, 2014, 7.5% of the original amount of the term loans beginning September 30, 2015, and 10.0% of the original amount of the term loans beginning September 30, 2016, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.
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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.00 and (y) an amount (not to exceed 0.75) to reflect new debt used to reduce NCR's unfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2016 and prior to December 31, 2017, 4.00 to 1.00 and (iv) in the case of any fiscal quarter ending on or after December 31, 2017, 3.75 to 1.00; and

•	an interest coverage ratio of at least 3.50 to 1.00.
At September 30, 2013, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

The Senior Secured Credit Facility also contains events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit.

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loan and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not (a) prior to the date that the Company obtains an investment grade rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 2.50 to 1.00, and (b) on and after the date that the Company obtains an investment grade rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed a ratio that is 0.50 less than the leverage ratio then applicable under the financial covenants of the Senior Secured Credit Facility, the proceeds of which can be used for working capital requirements and other general corporate purposes.
Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. The 5.00% and 4.625% Notes are unsecured senior obligations of the Company and are guaranteed, fully and unconditionally, on a joint and several basis, by our subsidiaries, NCR International, Inc. and Radiant Systems, Inc., which also guarantee our obligations under the Senior Secured Credit Facility.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Fair Value of Debt The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of September 30, 2013 and December 31, 2012, the fair value of debt was $2.16 billion and $1.97 billion, respectively, and has been measured using significant other observable inputs (Level 2).

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $19 million for the three months ended September 30, 2013 compared to $33 million for the three months ended September 30, 2012. The decrease in income tax expense was driven by tax on a favorable mix of earnings and the release of a $10 million valuation allowance due to the implementation of a tax planning strategy which enabled the Company to access certain deferred tax assets.
Income tax expense was $44 million for the nine months ended September 30, 2013 compared to $68 million for the nine months ended September 30, 2012. The change in income tax is primarily driven by tax on a favorable mix of earnings, favorable tax legislation, and the release of a valuation allowance offset by a less favorable change in uncertain tax positions. The nine months ended September 30, 2013 included a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The nine months ended September 30, 2013 also included the release of a $10 million valuation allowance due to the implementation of a tax planning strategy which enabled the Company to access certain deferred tax assets. The nine months ended September 30, 2012 included a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS
As of September 30, 2013, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Restricted stock	$12	$13	$33	$33
Stock options	—	1	1	3
Total stock-based compensation (pre-tax)	12	14	34	36
Tax benefit	(4)	(4)	(11)	(11)
Total stock-based compensation (net of tax)	$8	$10	$23	$25

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and nine months ended September 30, 2013, the Company did not grant any stock options. During the three and nine months ended September 30, 2012, the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.24 for the nine months ended September 30, 2012.

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Dividend yield	—	—
Risk-free interest rate	0.64%	0.78%
Expected volatility	40.6%	40.1%
Expected holding period (years)	5.0	5.0

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

As of September 30, 2013, the total unrecognized compensation cost of $62 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.6 years. As of September 30, 2013, the total unrecognized compensation cost of $1 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.6 years.

9. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	31	41	20	23	51	64
Expected return on plan assets	(27)	(33)	(24)	(28)	(51)	(61)
Amortization of prior service cost	—	—	2	4	2	4
Net benefit cost	$4	$8	$1	$2	$5	$10

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Net service cost	$—	$—	$10	$10	$10	$10
Interest cost	93	119	59	62	152	181
Expected return on plan assets	(81)	(95)	(73)	(72)	(154)	(167)
Amortization of prior service cost	—	—	4	6	4	6
Actuarial gain	(15)	—	—	—	(15)	—
Special termination benefit cost	24	—	—	—	24	—
Net benefit cost	$21	$24	$—	$6	$21	$30

During the first quarter of 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate. During the nine months ended September 30, 2013, special termination benefit costs of $24 million were recognized for those employees who irrevocably accepted the offer during the period. Additionally, during the nine months ended September 30, 2013, an actuarial gain of $15 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

The benefit from the postretirement plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Interest cost	$1	$—	$1	$1
Amortization of:
Prior service benefit	(5)	(4)	(14)	(13)
Actuarial loss	—	—	2	2
Net postretirement benefit	$(4)	$(4)	$(11)	$(10)

The cost of the postemployment plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net service cost	$3	$5	$15	$15
Interest cost	3	3	7	8
Amortization of:
Prior service benefit	(2)	(2)	(4)	(5)
Actuarial loss	3	2	4	8
Curtailment gain	—	—	(13)	—
Net postemployment cost	$7	$8	$9	$26

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

Employer Contributions

Pension For the three months ended September 30, 2013, NCR contributed approximately $20 million to its international pension plans. For the nine months ended September 30, 2013, NCR contributed approximately $56 million to its international pension plans and $86 million to its executive pension plan. In 2013, NCR anticipates contributing an additional $24 million to its international pension plans for a total of $80 million; and an additional $1 million to its executive pension plan for a total of $87 million. In addition to the $100 million discretionary contribution to its U.S. qualified plan, completed on October 1, 2013, NCR may, in connection with the previously announced third phase of its pension strategy, make one or more additional discretionary contributions to the U.S. qualified plan over the next two years but no such additional contributions are scheduled.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Postretirement For the three and nine months ended September 30, 2013, NCR contributed $1 million and $3 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $5 million in 2013.

Postemployment For the three and nine months ended September 30, 2013, NCR contributed approximately $7 million and $26 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $22 million to its postemployment plans for a total of $48 million in 2013.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and employment, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR's Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2013 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company will not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. The Company and the officers and directors removed the case to federal court in Georgia. In July 2013, the Board of Directors received a demand letter from another shareholder with respect to allegations similar to those contained in the prior demand letter. In September 2013, the Board of Directors rejected the demand contained in that letter.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Environmental Matters NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter and the Kalamazoo River matter detailed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices are Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company, Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.

The United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (together, the Governments) developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay. On November 13, 2007, the Governments issued a unilateral administrative order (the 2007 Order) under CERCLA to the eight original PRPs, requiring them to perform remedial work under the Governments’ clean-up plan. In April 2009, NCR and API formed a limited liability company (the LLC), which entered into an agreement with an environmental remediation contractor to perform the work at the Fox River site. In-water dredging and remediation under the clean-up plan commenced shortly thereafter.

NCR and API, along with B.A.T Industries p.l.c. (BAT), share a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement) and a 2005 arbitration award (subsequently confirmed as a judgment). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of agreements relating to the Company's 1978 sale of its Fox River facilities to API. The agreement and award result in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The non-NCR balance is shared on a joint and several basis by API and BAT.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Various litigation proceedings concerning the Fox River are pending. In a contribution action filed in 2008 seeking to determine allocable responsibility of several companies and governmental entities, a federal court in Wisconsin ruled that NCR and API did not have a right to obtain contribution from the other parties, but that those parties could obtain contribution from NCR and API with respect to certain moneys they had spent. Decisions in that action were issued in 2009, 2011, 2012 and 2013, with a final judgment entered in 2013. The final judgment held the Company liable in the approximate amount of $76 million; the Company prevailed on claims seeking to hold it liable under an “arranger” theory for the most upriver portion of the site, where claimed damages were approximately $95 million. The Company has secured a bond to stay execution on the judgment and has commenced an appeal from the aspects of the judgment that were not favorable to the Company. Other companies are also appealing from the judgment, including from those aspects that are favorable to the Company.

In August 2013, GP filed a breach of contract action against the Company in a Wisconsin state court, seeking reimbursement of expenses incurred under Fox River-related agreements entered into by certain PRPs in the 1990s; the Wisconsin federal court had ruled the expenses could not be recovered in the context of the contribution action.  Any liability arising under those agreements would be subject to the cost-sharing obligations described herein pertaining to API, BAT, AT&T and Alcatel-Lucent.

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 the court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order. Several parties, including NCR, have appealed from the judgment.

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API has refused to pay for remediation costs and the Company has funded the full cost of remediation activity ordered by the court. NCR has sought payment from API under the Cost Sharing Agreement, and NCR’s payment demands made upon API as of September 30, 2013 total to approximately $70 million. The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR. The Company and API are engaged in arbitration proceedings over API’s failure to pay; API has counterclaimed against NCR. In connection with the dispute, in public filings in August 2013 API states that the Wisconsin federal court's rulings “do not affect [API’s] rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement [the Cost Sharing Agreement] and a 2005 arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of [API’s] liability under the [a]rbitration is $61.7 million, which represents [API’s] best estimate of amounts to be paid for 2012 and 2013.”

The extent of NCR's potential Fox River liability remains subject to many uncertainties. NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs, which are estimated at $827 million (there can be no assurances that this estimate will not be significantly higher as work progresses); (2) total NRD for the site, which may range from zero to $246 million (the government in one court filing in 2009 indicated claims could be as high as $382 million; in a September 2011 ruling the Wisconsin federal court ruled that the defendants in the contribution litigation could seek recovery against NCR for overpayments of NRD, although NRD recovery, if any, is a disputed issue that is not expected to be determined before 2014); (3) the share of future clean-up costs and NRD that NCR will bear, which under the current rulings by the federal court is assumed to be the full extent of clean-up activities other than for the most upriver portion of the site; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5)  the share of NCR's payments that API or BAT will bear, which is established by the Cost Sharing Agreement, arbitration award and judgment. With respect to the last point, as a result of certain corporate transactions unrelated to NCR, API is itself indemnified by Windward Prospects Limited, which has funded and managed much of API's liability to date. NCR's analysis of this factor assumes that API and Windward Prospects are financially viable and pay their percentage share. This analysis also assumes that BAT would be financially viable and willing to pay the joint and several obligation if API does not.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2013, the net reserve for the Fox River matter was approximately $101 million, compared to $115 million as of December 31, 2012. The decrease in the reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months' worth of remediation activities in advance. As of September 30, 2013

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

and December 31, 2012, approximately $5 million and $3 million, respectively, remained from this funding and was recorded in other current assets in the Condensed Consolidated Balance Sheets. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent will be obligated to pay under the indemnity totaled approximately $62 million as of September 30, 2013 and $84 million as of December 31, 2012, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through September 30, 2013, NCR has received a combined total of approximately $162 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API. As of September 30, 2013, NCR had reached settlement with all but one of the insurance companies against which it had advanced claims with respect to the Fox River.

Kalamazoo River In November 2010, USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. The EPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. The EPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." The EPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

Also in connection with the Kalamazoo River site, in December 2010 the Company was sued in federal court by three companies in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” at least as of March 1969. PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.  The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. The amount of damages, if any, will be litigated in a subsequent phase of the case. If the Company is found liable for money damages with respect to the Kalamazoo River site, it would have claims against API and BAT under the Cost Sharing Agreement, arbitration award and judgment discussed above in connection with the Fox River matter and against AT&T and Alcatel-Lucent.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from the other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT joint and several obligation are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2013 and December 31, 2012, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2013	2012
Warranty reserve liability
Beginning balance as of January 1	$26	$23
Accruals for warranties issued	27	32
Settlements (in cash or in kind)	(31)	(31)
Ending balance as of September 30	$22	$24

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
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Amounts attributable to NCR common stockholders:
Income from continuing operations	$98	$88	$246	$236
(Loss) income from discontinued operations, net of tax	—	(1)	(1)	3
Net income applicable to common shares	$98	$87	$245	$239
Weighted average outstanding shares of common stock	166.2	159.6	165.1	158.9
Dilutive effect of restricted stock and employee stock options	3.8	5.2	3.7	5.1
Common stock and common stock equivalents	170.0	164.8	168.8	164.0
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.59	$0.55	$1.49	$1.49
From discontinued operations	$—	$—	$(0.01)	$0.01
Net earnings per share (Basic)	$0.59	$0.55	$1.48	$1.50
Diluted earnings per share:
From continuing operations	$0.58	$0.53	$1.46	$1.44
From discontinued operations	$—	$—	$(0.01)	$0.02
Net earnings per share (Diluted)	$0.58	$0.53	$1.45	$1.46
For the three and nine months ended September 30, 2013, there were no anti-dilutive options. For the three and nine months ended September 30, 2012, outstanding options to purchase approximately 0.3 million and 1.2 million shares of common stock, respectively, were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.
For the three and nine months ended September 30, 2013 and 2012, the Company did not repurchase any shares of its common stock.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2013, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap at inception was $560 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2013, the balance in AOCI related to the interest rate swap agreement was a loss of $6 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$532	$11
Foreign exchange contracts	Other current assets	39	1	Other current liabilities	23	1
Total derivatives designated as hedging instruments			$1			$12
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$276	$3	Other current liabilities	$289	$2
Total derivatives not designated as hedging instruments			3			2
Total derivatives			$4			$14

	Fair Values of Derivative Instruments
	December 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$16
Foreign exchange contracts	Other current assets	28	—	Other current liabilities	72	1
Total derivatives designated as hedging instruments			$—			$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$1	Other current liabilities	$245	$3
Total derivatives not designated as hedging instruments			1			3
Total derivatives			$1			$20

* As of September 30, 2013, approximately $4 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2012, approximately $5 million was recorded in other current liabilities and $11 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2013	For the three months ended September 30, 2012	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2013	For the three months ended September 30, 2012	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Interest rate swap	$(2)	$(6)	Interest expense	$(2)	$(2)	Interest expense	$—	$—
Foreign exchange contracts	$(1)	$(2)	Cost of products	$1	$2	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Interest rate swap	$1	$(12)	Interest expense	$(5)	$(4)	Interest expense	$—	$—
Foreign exchange contracts	$2	$(2)	Cost of Products	$1	$4	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Foreign exchange contracts	Other (expense), net	$(2)	$(1)	$(9)	$(4)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2013, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are set forth as follows:

		Fair Value Measurements at September 30, 2013 Using
In millions	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$40	$40	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	4	—	4	—
Total	$52	$48	$4	$—
Liabilities:
Interest rate swap****	$11	$—	$11	$—
Foreign exchange contracts****	3	—	3	—
Total	$14	$—	$14	$—

		Fair Value Measurements at December 31, 2012 Using
In millions	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market funds*	$527	$527	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange contracts ***	1	—	1	—
Total	$539	$538	$1	$—
Liabilities:
Interest rate swap****	$16	$—	$16	$—
Foreign exchange contracts****	4	—	4	—
Total	$20	$—	$20	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. No impairment charges or material non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the nine months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $7 million in other (expense), net in the Condensed Consolidated Statements of Operations based on Level 3 valuations.

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

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and related software, bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services and a complete line of printer consumables.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Revenue by segment
Financial Services	$767	$799	$2,263	$2,280
Retail Solutions (2)	494	421	1,498	1,177
Hospitality	161	129	450	372
Emerging Industries	86	86	242	259
Consolidated revenue	1,508	1,435	4,453	4,088
Operating income by segment
Financial Services	93	84	245	227
Retail Solutions (2)	50	28	140	58
Hospitality	26	23	74	63
Emerging Industries	16	18	37	60
Subtotal - segment operating income	185	153	496	408
Pension expense	5	10	21	30
Other adjustments(1)	35	14	106	41
Income from operations	$145	$129	$369	$337

(1)
Other adjustments for the three months ended September 30, 2013 include $14 million of acquisition-related costs, $17 million of acquisition-related amortization of intangible assets, $3 million of acquisition-related purchase price adjustments and $1 million of legal costs related to previously disclosed OFAC and FCPA investigations and for the three months ended September 30, 2012 include $4 million of acquisition-related costs and $10 million of acquisition-related amortization of intangible assets. Other adjustments for the nine months ended September 30, 2013 include $44 million of acquisition-related costs, $48 million of acquisition-related amortization of intangible assets, $12 million of acquisition-related purchase price adjustments and $2 million of legal costs related to the previously disclosed OFAC and FCPA investigations and for the nine months ended September 30, 2012 include $12 million of acquisition-related costs and $29 million of acquisition-related amortization of intangible assets.

(2)
For the three months ended September 30, 2013 and from the acquisition date of February 6, 2013 through September 30, 2013, Retalix contributed $80 million and $212 million, respectively, in revenue and $14 million and $39 million, respectively, in segment operating income to the Retail Solutions segment.

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Product revenue	$701	$712	$2,111	$1,988
Professional and installation services revenue	324	240	900	649
Total solution revenue	1,025	952	3,011	2,637
Support services revenue	483	483	1,442	1,451
Total revenue	1,508	1,435	$4,453	$4,088

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of tax includes activity related to environmental matters, the divestiture of our Entertainment Business, and the spin-off of Teradata Data Warehousing (Teradata).

The loss from discontinued operations for the three months ended September 30 was:

	Three months ended September 30
In millions	2013		2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Divestiture of the Entertainment Business	—	—	(2)	(1)
Loss from discontinued operations	$—	$—	$(2)	$(1)

The (loss) income from discontinued operations for the nine months ended September 30 was:

	Nine months ended September 30
In millions	2013		2012
	Pre-Tax	Net of Tax	Pre-Tax	Net of Tax
Environmental matters	(2)	(1)	2	1
Divestiture of the Entertainment Business	—	—	(9)	(5)
Spin-off of Teradata	—	—	—	7
(Loss) income from discontinued operations	$(2)	$(1)	$(7)	$3

Environmental Matters For the nine months ended September 30, 2013, loss from discontinued operations included an additional accrual for remediation costs related to an environmental matter. For the nine months ended September 30, 2012, income from discontinued operations included a scheduled payment from an insurer in connection with a settlement that had been agreed to in prior years related to the Fox River matter, offset by the accrual of legal fees related to the Kalamazoo River matter. Refer to Note 10, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo River environmental matters.

Divestiture of the Entertainment Business On June 22, 2012, we sold certain assets of our Entertainment Business. Beginning in the first quarter of 2012, we accounted for the Entertainment Business as a discontinued operation.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to its stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2013 and 2012. For the nine months ended September 30, 2012, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component

in millions	Foreign Currency Translation Adjustments	Employee Benefit Plan Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(45)	16	1	2	(26)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	3	—	(10)
Net current period other comprehensive (loss) income	(45)	3	4	2	(36)
Balance at September 30, 2013	$(51)	$(19)	$(6)	$3	$(73)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The reclassifications from AOCI are summarized as follows:

	For the three months ended September 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(1)	$(2)
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	2	(2)	—	—
Research and development expenses	1	(1)	—	—
Interest expense	—	—	2	2
Total before tax	$3	$(5)	$1	$(1)
Tax expense				1
Total reclassifications, net of tax				$—

	For the nine months ended September 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(2)	$(1)	$(3)
Cost of services	3	(13)	—	(10)
Selling, general and administrative expenses	2	(8)	—	(6)
Research and development expenses	1	(4)	—	(3)
Interest expense	—	—	5	5
Total before tax	$6	$(27)	$4	$(17)
Tax expense				7
Total reclassifications, net of tax				$(10)

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

Pursuant to the registration rights agreements entered into in connection with the offerings of the Notes, the Company completed registered offers to exchange the Notes on May 30, 2013. In connection with the filing of the registration statements for such exchange offers, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$218	$74	$482	$(73)	$701
Service revenue	245	78	484	—	807
Total revenue	463	152	966	(73)	1,508
Cost of products	178	31	388	(73)	524
Cost of services	191	29	349	—	569
Selling, general and administrative expenses	90	26	101	—	217
Research and development expenses	22	6	25	—	53
Total operating expenses	481	92	863	(73)	1,363
Income (loss) from operations	(18)	60	103	—	145
Interest expense	(24)	(2)	(1)	4	(23)
Other (expense) income, net	(6)	(4)	11	(4)	(3)
Income (loss) from continuing operations before income taxes	(48)	54	113	—	119
Income tax expense (benefit)	(16)	22	13	—	19
Income (loss) from continuing operations before earnings in subsidiaries	(32)	32	100	—	100
Equity in earnings of consolidated subsidiaries	130	93	—	(223)	—
Income (loss) from continuing operations	98	125	100	(223)	100
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$98	$125	$100	$(223)	$100
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$98	$125	$98	$(223)	$98
Total comprehensive income (loss)	87	75	98	(172)	88
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$87	$75	$97	$(172)	$87

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended September 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$243	$61	$488	$(80)	$712
Service revenue	255	58	410	—	723
Total revenue	498	119	898	(80)	1,435
Cost of products	192	23	399	(80)	534
Cost of services	209	24	286	—	519
Selling, general and administrative expenses	89	28	89	—	206
Research and development expenses	27	5	15	—	47
Total operating expenses	517	80	789	(80)	1,306
Income (loss) from operations	(19)	39	109	—	129
Interest expense	(8)	(4)	(1)	6	(7)
Other (expense) income, net	(76)	(5)	87	(6)	—
Income (loss) from continuing operations before income taxes	(103)	30	195	—	122
Income tax expense (benefit)	(22)	17	38	—	33
Income (loss) from continuing operations before earnings in subsidiaries	(81)	13	157	—	89
Equity in earnings of consolidated subsidiaries	169	99	—	(268)	—
Income (loss) from continuing operations	88	112	157	(268)	89
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$87	$112	$157	$(268)	$88
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$87	$112	$156	$(268)	$87
Total comprehensive income (loss)	94	147	172	(318)	95
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$94	$147	$171	$(318)	$94

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$667	$213	$1,421	$(190)	$2,111
Service revenue	727	208	1,407	—	2,342
Total revenue	1,394	421	2,828	(190)	4,453
Cost of products	541	91	1,135	(190)	1,577
Cost of services	576	80	1,010	—	1,666
Selling, general and administrative expenses	292	86	300	—	678
Research and development expenses	45	16	102	—	163
Total operating expenses	1,454	273	2,547	(190)	4,084
Income (loss) from operations	(60)	148	281	—	369
Interest expense	(71)	(8)	(2)	11	(70)
Other (expense) income, net	(4)	(11)	22	(11)	(4)
Income (loss) from continuing operations before income taxes	(135)	129	301	—	295
Income tax expense (benefit)	(52)	44	52	—	44
Income (loss) from continuing operations before earnings in subsidiaries	(83)	85	249	—	251
Equity in earnings of consolidated subsidiaries	329	225	—	(554)	—
Income (loss) from continuing operations	246	310	249	(554)	251
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$245	$310	$249	$(554)	$250
Net income (loss) attributable to noncontrolling interests	—	—	5	—	5
Net income (loss) attributable to NCR	$245	$310	$244	$(554)	$245
Total comprehensive income (loss)	209	265	180	(444)	210
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$209	$265	$179	$(444)	$209

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the nine months ended September 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$718	$177	$1,293	$(200)	$1,988
Service revenue	732	164	1,204	—	2,100
Total revenue	1,450	341	2,497	(200)	4,088
Cost of products	561	74	1,076	(200)	1,511
Cost of services	563	68	875	—	1,506
Selling, general and administrative expenses	274	77	241	—	592
Research and development expenses	44	17	81	—	142
Total operating expenses	1,442	236	2,273	(200)	3,751
Income (loss) from operations	8	105	224	—	337
Interest expense	(27)	(13)	(3)	19	(24)
Other (expense) income, net	(78)	(6)	96	(19)	(7)
Income (loss) from continuing operations before income taxes	(97)	86	317	—	306
Income tax expense (benefit)	(30)	46	52	—	68
Income (loss) from continuing operations before earnings in subsidiaries	(67)	40	265	—	238
Equity in earnings of consolidated subsidiaries	305	207	—	(512)	—
Income (loss) from continuing operations	238	247	265	(512)	238
Income (loss) from discontinued operations, net of tax	1	—	2	—	3
Net income (loss)	$239	$247	$267	$(512)	$241
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$239	$247	$265	$(512)	$239
Total comprehensive income (loss)	229	287	252	(538)	230
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$229	$287	$251	$(538)	$229

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	28	38	394	—	460
Accounts receivable, net	313	123	913	—	1,349
Inventories, net	288	54	500	—	842
Due from affiliates	1,051	801	247	(2,099)	—
Other current assets	388	38	219	(54)	591
Total current assets	2,068	1,054	2,273	(2,153)	3,242
Property, plant and equipment, net	130	11	197	—	338
Goodwill	274	586	612	—	1,472
Intangibles, net	14	230	230	—	474
Prepaid pension cost	—	—	424	—	424
Deferred income taxes	403	11	80	(2)	492
Investments in subsidiaries	2,554	1,564	—	(4,118)	—
Due from affiliates	28	20	242	(290)	—
Other assets	276	63	97	—	436
Total assets	$5,747	$3,539	$4,155	$(6,563)	$6,878

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	15	—	—	—	15
Accounts payable	189	26	369	—	584
Payroll and benefits liabilities	74	14	121	—	209
Deferred service revenue and customer deposits	112	49	347	—	508
Due to affiliates	720	633	746	(2,099)	—
Other current liabilities	162	54	275	(54)	437
Total current liabilities	1,272	776	1,858	(2,153)	1,753
Long-term debt	2,210	—	2	—	2,212
Pension and indemnity plan liabilities	367	—	373	—	740
Postretirement and postemployment benefits liabilities	32	—	170	—	202
Income tax accruals	2	9	132	—	143
Environmental liabilities	118	—	—	—	118
Due to affiliates	199	60	31	(290)	—
Other liabilities	10	11	99	(2)	118
Total liabilities	4,210	856	2,665	(2,445)	5,286
Redeemable noncontrolling interest	—	—	17	—	17
Stockholders’ equity
Total NCR stockholders’ equity	1,537	2,683	1,435	(4,118)	1,537
Noncontrolling interests in subsidiaries	—	—	38	—	38
Total stockholders’ equity	1,537	2,683	1,473	(4,118)	1,575
Total liabilities and stockholders’ equity	$5,747	$3,539	$4,155	$(6,563)	$6,878

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	555	22	492	—	1,069
Accounts receivable, net	243	84	759	—	1,086
Inventories, net	273	40	484	—	797
Due from affiliates	623	693	479	(1,795)	—
Other current assets	244	41	204	(35)	454
Total current assets	1,938	880	2,418	(1,830)	3,406
Property, plant and equipment, net	145	4	159	—	308
Goodwill	273	568	162	—	1,003
Intangibles, net	17	245	42	—	304
Prepaid pension cost	—	—	368	—	368
Deferred income taxes	470	—	70	(8)	532
Investments in subsidiaries	2,185	640	—	(2,825)	—
Due from affiliates	26	20	238	(284)	—
Other assets	313	48	87	—	448
Total assets	$5,367	$2,405	$3,544	$(4,947)	$6,369

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	71	—	1	—	72
Accounts payable	204	22	385	—	611
Payroll and benefits liabilities	93	—	93	—	186
Deferred service revenue and customer deposits	104	30	321	—	455
Due to affiliates	687	578	530	(1,795)	—
Other current liabilities	169	28	256	(35)	418
Total current liabilities	1,328	658	1,586	(1,830)	1,742
Long-term debt	1,889	—	2	—	1,891
Pension and indemnity plan liabilities	434	1	370	—	805
Postretirement and postemployment benefits liabilities	79	—	167	—	246
Income tax accruals	3	8	127	—	138
Environmental liabilities	171	—	—	—	171
Due to affiliates	195	60	29	(284)	—
Other liabilities	16	15	56	(8)	79
Total liabilities	4,115	742	2,337	(2,122)	5,072
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,252	1,663	1,162	(2,825)	1,252
Noncontrolling interests in subsidiaries	—	—	30	—	30
Total stockholders’ equity	1,252	1,663	1,192	(2,825)	1,282
Total liabilities and stockholders’ equity	$5,367	$2,405	$3,544	$(4,947)	$6,369

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(326)	$271	$100	$(29)	$16
Investing activities
Expenditures for property, plant and equipment	(18)	(8)	(54)	—	(80)
Proceeds from sales of property, plant and equipment	2	—	8	—	10
Additions to capitalized software	(35)	(23)	(17)	—	(75)
Business acquisitions, net of cash acquired	—	(24)	(672)	—	(696)
Proceeds from (payments of) intercompany notes	(104)	—	—	104	—
Investments in equity affiliates	(277)	—	—	277	—
Other investing activities, net	5	—	—	—	5
Net cash used in investing activities	(427)	(55)	(735)	381	(836)
Financing activities
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Proceeds from employee stock plans	52	—	—	—	52
Equity contribution	—	—	277	(277)	—
Short term borrowings, net	—	—	(1)	—	(1)
Borrowings on term credit facility	300	—	—	—	300
Repayment of term credit facility	(35)	—	—	—	(35)
Payments on revolving credit facility	(845)	—	—	—	(845)
Borrowings on revolving credit facility	845	—	—	—	845
Debt issuance cost	(12)	—	—	—	(12)
Borrowings (repayments) of intercompany notes	—	(198)	302	(104)	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Net cash provided by (used in) financing activities	277	(198)	549	(352)	276
Cash flows from discontinued operations
Net cash used in operating activities	(51)	—	—	—	(51)
Net cash used in discontinued operations	(51)	—	—	—	(51)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(12)	—	(14)
Increase (decrease) in cash and cash equivalents	(527)	16	(98)	—	(609)
Cash and cash equivalents at beginning of period	555	22	492	—	1,069
Cash and cash equivalents at end of period	$28	$38	$394	$—	$460

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2012

(in millions)	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(624)	$233	$116	$(5)	$(280)
Investing activities
Expenditures for property, plant and equipment	(24)	(6)	(23)	—	(53)
Proceeds from sales of property, plant and equipment	—	—	8	—	8
Additions to capitalized software	(38)	(7)	(13)	—	(58)
Business acquisitions, net of cash acquired	(9)	(11)	(38)	—	(58)
Proceeds from (payments of) intercompany notes	(13)	—	—	13	—
Investments in equity affiliates	90	—	11	(101)	—
Other investing activities, net	(6)	10	—	—	4
Net cash used in investing activities	—	(14)	(55)	(88)	(157)
Financing activities
Tax withholding payments on behalf of employees	(12)	—	—	—	(12)
Proceeds from employee stock plans	23	—	—	—	23
Equity contribution	—	—	13	(13)	—
Borrowings on term credit facility	150	—	—	—	150
Payments on revolving credit facility	(860)	—	—	—	(860)
Borrowings on revolving credit facility	720	—	—	—	720
Proceeds from bond offering	600	—	—	—	600
Debt issuance costs	(11)	—	—	—	(11)
Dividend distribution to minority shareholder	—	—	(1)	—	(1)
Dividend distribution to consolidated subsidiaries	—	—	(5)	5	—
Borrowings (repayments) of intercompany notes	(11)	(90)	—	101	—
Net cash provided by (used in) financing activities	599	(90)	7	93	609
Cash flows from discontinued operations
Net cash used in operating activities	(85)	—	—	—	(85)
Net cash provided by investing activities	98	—	—	—	98
Net cash provided by discontinued operations	13	—	—	—	13
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Increase (decrease) in cash and cash equivalents	(12)	129	66	—	183
Cash and cash equivalents at beginning of period	30	13	355	—	398
Cash and cash equivalents at end of period	$18	$142	$421	$—	$581

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2013, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 5% from the prior year period; and

•
We continued to experience significant growth in software revenues (which we measure by combining software, software as a service (SaaS) and software maintenance revenues, but not professional services revenues associated with software delivery).

We have a focused and consistent business strategy targeted at revenue growth, gross margin expansion and improved customer loyalty. To execute this strategy, we identified three key imperatives that aligned with our financial objectives for 2013 and beyond: deliver disruptive innovation; focus on migrating to higher margin software and services revenue; and more fully enable our sales force with a consultative selling model that better leverages the innovation we are bringing to the market.

Our strategy, which we continued to pursue in the third quarter of 2013, is summarized in more detail below:

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

•
Enhance our global service capability - We continue to identify and execute various initiatives to enhance our global service capability. We also focus on improving our service positioning, increasing customer service attach rates for our products and improving profitability in our services business. Our service capability can provide us a competitive advantage in winning customers, and it provides NCR with an attractive and stable revenue source.

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

Results from Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table shows our results for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Revenue	$1,508	$1,435
Gross margin	$415	$382
Gross margin as a percentage of revenue	27.5%	26.6%
Operating expenses
Selling, general and administrative expenses	$217	$206
Research and development expenses	53	47
Income from operations	$145	$129

The following table shows our revenues and gross margins from products and services for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Product revenue	$701	$712
Cost of products	524	534
Product gross margin	$177	$178
Product gross margin as a percentage of revenue	25.2%	25.0%
Services revenue	$807	$723
Cost of services	569	519
Services gross margin	$238	$204
Services gross margin as a percentage of revenue	29.5%	28.2%

The following table shows our revenues by theater for the three months ended September 30:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$752	50%	$712	50%	6%	7%
Europe	365	24%	371	26%	(2)%	(4)%
Asia Middle East Africa (AMEA)	391	26%	352	24%	11%	19%
Consolidated revenue	$1,508	100%	$1,435	100%	5%	7%

Revenue

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, revenue increased 5% due to higher services revenue in the Americas and AMEA theaters partially offset by declines in product sales in the Europe theater. Retalix generated $80 million of revenue in the three months ended September 30, 2013. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 2%. Our product revenue decreased 2% and our services revenue increased 12% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in services revenue in the Emerging Industries operating segment. Revenue in the Europe theater decreased due to declines in product sales in the Financial Services operating segment partially offset by growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments and services revenue in the Financial Services operating segment. Revenue in the AMEA theater increased due to growth in product sales and services revenue in the Financial Services operating segment, growth in product sales in the Emerging Industries operating segment and growth in services revenue in the Retail Solutions operating segment, partially offset by a decline in product sales in the Retail Solutions operating segment.

Gross Margin

Gross margin as a percentage of revenue in the third quarter of 2013 was 27.5% compared to 26.6% in the third quarter of 2012. Product gross margin in the third quarter of 2013 was 25.2% compared to 25.0% in the third quarter of 2012. Product gross margin in the third quarter of 2013 was negatively impacted by $5 million in higher acquisition-related amortization of intangibles, or 0.7% as a percentage of product revenue. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the third quarter of 2013 was 29.5% compared to 28.2% in the third quarter of 2012. The increase in services gross margin in the third quarter of 2013 was due to a favorable mix of revenues and lower service delivery costs.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the three months ended September 30, 2013 and 2012 were impacted by certain employee benefit plans as shown below:

	Three months ended September 30
In millions	2013	2012
Pension expense	$5	$10
Postemployment expense	7	8
Postretirement benefit	(4)	(4)
Total expense	$8	$14

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $217 million in the third quarter of 2013 as compared to $206 million in the third quarter of 2012. As a percentage of revenue, these expenses remained consistent at 14.4% in the third quarter of 2013 and 2012. Selling, general and administrative expenses in the third quarter of 2013 included $14 million of acquisition-related costs, $8 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA investigation related costs. Selling, general, and administrative expenses in the third quarter of 2012 included $4 million of acquisition-related costs, $6 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA investigation related costs. After considering these items, selling, general and administrative expenses decreased as a percentage of revenue due to focus on expense management initiatives as well as a $7 million gain on the sale of an office property in the third quarter of 2013.

Research and Development Expenses

Research and development expenses were $53 million in the third quarter of 2013 as compared to $47 million in the third quarter of 2012. As a percentage of revenue, these costs increased to 3.5% in the third quarter of 2013 as compared to 3.3% in the third quarter of 2012 due to continued investment.

Interest and Other Expense Items

Interest expense was $23 million in the third quarter of 2013 compared to $7 million in the third quarter of 2012. Interest expense increased in the third quarter of 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $3 million in the third quarter of 2013 compared to other expense, net of zero in the third quarter of 2012. Other expense, net in the third quarter of 2013 included losses from foreign exchange contracts not designated as hedging instruments and foreign currency fluctuations.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented an expense of $19 million for the three months ended September 30, 2013 compared to an expense of $33 million for the three months ended September 30, 2012. The decrease in income tax expense was primarily driven by tax on a favorable mix of earnings and the release of a $10 million valuation allowance due to the implementation of a tax planning strategy which enabled the Company to access certain deferred tax assets.
NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the third quarter of 2013, income from discontinued operations was zero. During the third quarter of 2012, loss from discontinued operations was $1 million, net of tax, which related to the Company's former entertainment business.

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

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and related software, and bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services and a complete line of printer consumables.

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

The effect of pension expense on segment operating income, which was $5 million in the third quarter of 2013 and $10 million in the third quarter of 2012, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Revenue	$767	$799
Operating income	$93	$84
Operating income as a percentage of revenue	12.1%	10.5%

Financial Services revenue decreased 4% during the third quarter of 2013 as compared to the third quarter of 2012. The decrease was driven by declines in product sales in the Americas and Europe theaters partially offset by growth in product sales and services revenue in the AMEA theater and growth in services revenue in the Europe theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 2%.

Operating income was $93 million in the third quarter of 2013 as compared to $84 million in the third quarter of 2012. The increase in operating income was driven by a favorable sales mix with an increase in software revenue and reduced expenses in the third quarter of 2013 as compared to the third quarter of 2012.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Revenue	$494	$421
Operating income	$50	$28
Operating income as a percentage of revenue	10.1%	6.7%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix for the three months ended September 30, 2013. Retalix generated $80 million of revenue and $14 million of operating income in the three months ended September 30, 2013.

Retail Solutions revenue increased 17% during the third quarter of 2013 as compared to the third quarter of 2012. The increase in revenue was driven by higher product sales and services revenue in the Americas and Europe theaters and higher services revenue in the AMEA theater, which includes the impact of the Retalix business, partially offset by declines in product sales in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 3%.

Operating income was $50 million in the third quarter of 2013 as compared to $28 million in the third quarter of 2012. The increase in the Retail Solutions operating income was primarily due to a higher mix of software as well as the contribution from the Retalix business.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Revenue	$161	$129
Operating income	$26	$23
Operating income as a percentage of revenue	16.1%	17.8%

The Hospitality segment revenue increased 25% during the third quarter of 2013 as compared to the third quarter of 2012. The increase was driven by higher product sales and services revenue in the Americas and Europe theaters. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 2%.

Operating income for Hospitality was $26 million in the third quarter of 2013 as compared to $23 million in the third quarter of 2012. The increase was driven by a favorable mix of revenues slightly offset by investment in sales and development resources.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended September 30:

	Three months ended September 30
In millions	2013	2012
Revenue	$86	$86
Operating income	$16	$18
Operating income as a percentage of revenue	18.6%	20.9%

Emerging Industries revenue remained consistent during the third quarter of 2013 as compared to the third quarter of 2012. The results in the third quarter of 2013 were driven by growth in product sales in the AMEA theater offset by declines in services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 1%.

Operating income was $16 million in the third quarter of 2013 and $18 million in the third quarter of 2012. The decrease in operating income was due to an unfavorable mix of revenues.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table shows our results for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Revenue	$4,453	$4,088
Gross margin	$1,210	$1,071
Gross margin as a percentage of revenue	27.2%	26.2%
Operating expenses
Selling, general and administrative expenses	$678	$592
Research and development expenses	163	142
Income from operations	$369	$337

The following table shows our revenues and gross margins from products and services for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Product revenue	$2,111	$1,988
Cost of products	1,577	1,511
Product gross margin	$534	$477
Product gross margin as a percentage of revenue	25.3%	24.0%
Services revenue	2,342	2,100
Cost of services	1,666	1,506
Services gross margin	$676	$594
Services gross margin as a percentage of revenue	28.9%	28.3%

The following table shows our revenues by theater for the nine months ended September 30:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,248	50%	$2,041	50%	10%	11%
Europe	1,055	24%	1,037	25%	2%	1%
Asia Middle East Africa (AMEA)	1,150	26%	1,010	25%	14%	20%
Consolidated revenue	$4,453	100%	$4,088	100%	9%	11%

Revenue

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, revenue increased 9% due to higher product sales and services revenue in the Americas and AMEA theaters and higher services revenue in the Europe theater. Retalix generated revenue of $212 million in the nine months ended September 30, 2013. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 2%. Our product revenue increased 6% and our services revenue increased 12% year-over-year.

Revenue in the Americas theater increased primarily due to growth in product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in services revenue in the Emerging Industries operating segment. Revenue in the Europe theater increased due to growth in services revenue in the Financial Services operating segment and product sales and services revenue in the Retail Solutions and Hospitality operating segments, partially offset by declines in product sales in the Financial Services operating segment and declines in product sales and services revenue in the Emerging Industries operating segment. Revenue in the AMEA theater increased due to growth in product sales and services revenue in the Financial Services and Hospitality operating segments, growth in product sales in the Emerging Industries operating segment, and growth in services revenue in the Retail Solutions operating segment.

Gross Margin

Gross margin as a percentage of revenue in the nine months ended September 30, 2013 was 27.2% compared to 26.2% in the nine months ended September 30, 2012. Product gross margin in the nine months ended September 30, 2013 was 25.3% compared to 24.0% in the nine months ended September 30, 2012. Product gross margin in the nine months ended September 30, 2013 was negatively impacted by $12 million in higher acquisition-related amortization of intangibles, or 0.6% as a percentage of product revenue. After considering the effect of this item, the increase in product gross margin was primarily due to a favorable sales mix with an increase in software revenue. Services gross margin in the nine months ended September 30, 2013 was 28.9% compared to 28.3% in the nine months ended September 30, 2012. The increase in services gross margin in the nine months ended September 30, 2013 was due to favorable mix of revenues and lower service delivery costs primarily due to a reimbursement from a supplier of some previously incurred costs in the second quarter of 2013.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

Gross margin and operating expenses for the nine months ended September 30, 2013 and 2012 were impacted by certain employee benefit plans as shown below:

	Nine months ended September 30
In millions	2013	2012
Pension expense	$21	$30
Postemployment expense	9	26
Postretirement benefit	(11)	(10)
Total expense	$19	$46

During the nine months ended September 30, 2013, NCR incurred $21 million of pension expense compared to $30 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, special termination benefit costs of $24 million were recognized associated with an early retirement incentive offered to certain U.S. employees. Additionally, during the nine months ended September 30, 2013, an actuarial gain of $15 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

During the nine months ended September 30, 2013, NCR incurred $9 million of postemployment expense compared to $26 million of postemployment expense in the nine months ended September 30, 2012. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a reduction of the postemployment liability by approximately $48 million and a curtailment benefit of approximately $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $678 million in the nine months ended September 30, 2013 as compared to $592 million in the nine months ended September 30, 2012. As a percentage of revenue, these expenses were 15.2% in the nine months ended September 30, 2013 compared to 14.5% in the nine months ended September 30, 2012. Selling, general and administrative expenses in the nine months ended September 30, 2013 included $44 million of acquisition-related costs, $22 million of acquisition-related amortization of intangibles and $2 million of OFAC and FCPA investigation related costs. Selling, general, and administrative expenses in the nine months ended September 30, 2012 included $12 million of acquisition-related costs, $15 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA investigation related costs. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue due to a $7 million gain on sale of an office property in the quarter ended September 30, 2013 offset by investment in sales resources over the nine months ended September 30, 2013.

Research and Development Expenses

Research and development expenses were $163 million in the nine months ended September 30, 2013 as compared to $142 million in the nine months ended September 30, 2012. These costs increased as a percentage of revenue to 3.7% in the nine months ended September 30, 2013 as compared to 3.5% in the nine months ended September 30, 2012 due to continued investment.

Interest and Other Expense Items

Interest expense was $70 million in the nine months ended September 30, 2013 compared to $24 million in the nine months ended September 30, 2012. Interest expense increased in the nine months ended September 30, 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $4 million in the nine months ended September 30, 2013 compared to other expense, net of $7 million in the nine months ended September 30, 2012. Other expense, net in the nine months ended September 30, 2013 included losses from foreign exchange contracts not designated as hedging instruments and foreign currency fluctuations partially offset by a gain on the sale of an investment. Other expense, net in the nine months ended September 30, 2012 included an impairment charge of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax represented an expense of $44 million for the nine months ended September 30, 2013 compared to an expense of $68 million for the nine months ended September 30, 2012. The decrease in income tax expense is primarily driven by tax on a favorable mix of earnings, favorable tax legislation, and a release of a valuation allowance offset by a less favorable change in uncertain tax positions. The nine months ended September 30, 2013 included a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The nine months ended September 30, 2013 also included the release of a $10 million valuation allowance due to the implementation of a tax planning strategy which enabled the Company to access certain deferred tax assets. The nine months ended September 30, 2012 included a $13 million favorable settlement with Japan for the 2001 through 2006 tax years and a $14 million favorable settlement with the Canada Revenue Agency for the 2003 tax year.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Income from Discontinued Operations

During the nine months ended September 30, 2013, loss from discontinued operations was $1 million, net of tax, related to environmental matters.

Income from discontinued operations was $3 million, net of tax, in the nine months ended September 30, 2012, which included a $7 million benefit from favorable changes in uncertain tax benefits related to the Company's spin-off of Teradata and a $1 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter, offset by a $5 million loss from the Company's former entertainment business (which the loss included a $21 million after tax gain on the sale of the entertainment business).

Revenue and Operating Income by Segment

The descriptions of our operating segments and the exclusion of certain items from segment operating income are included in this MD&A under "Revenue and Operating Income by Segment" for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The effect of pension expense on segment operating income, which was $21 million in the nine months ended September 30, 2013 and $30 million in the nine months ended September 30, 2012, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Revenue	$2,263	$2,280
Operating income	245	227
Operating income as a percentage of revenue	10.8%	10.0%

Financial Services revenue decreased 1% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was driven by declines in product sales in the Americas and Europe theaters, partially offset by growth in services revenue in the Europe theater and higher product sales and services revenue in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 2%.

Operating income was $245 million in the nine months ended September 30, 2013 as compared to $227 million in the nine months ended September 30, 2012. The increase in operating income was driven by a higher mix of software revenue, lower service delivery costs and reduced expenses in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The lower service delivery costs were primarily due to a reimbursement from a supplier of certain previously incurred costs in the second quarter of 2013.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Revenue	$1,498	$1,177
Operating income	140	58
Operating income as a percentage of revenue	9.3%	4.9%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix from February 6, 2013 through September 30, 2013. Retalix generated revenue of $212 million and $39 million of operating income in the nine months ended September 30, 2013.

Retail Solutions revenue increased 27% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in revenue was primarily driven by higher product sales and services revenue in the Americas and Europe theaters and higher services revenue in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 2%.

Operating income was $140 million in the nine months ended September 30, 2013 as compared to $58 million in the nine months ended September 30, 2012. The increase in the Retail Solutions operating income was primarily due to increased revenues, a higher mix of software as well as the contribution from the Retalix business, as noted above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Revenue	$450	$372
Operating income	74	63
Operating income as a percentage of revenue	16.4%	16.9%

The Hospitality segment generated revenue of $450 million during the nine months ended September 30, 2013 compared to $372 million in the nine months ended September 30, 2012. The increase was driven by higher product sales and services revenue across all theaters. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $74 million in the nine months ended September 30, 2013 as compared to $63 million in the nine months ended September 30, 2012. The increase was driven by a favorable mix of revenues slightly offset by investment in sales and development resources.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the nine months ended September 30:

	Nine months ended September 30
In millions	2013	2012
Revenue	$242	$259
Operating income	37	60
Operating income as a percentage of revenue	15.3%	23.2%

Emerging Industries revenue decreased 7% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was driven by declines in services revenue in the Americas theater and declines in product sales and services revenue in the Europe theater, partially offset by growth in product sales in the AMEA theater. Foreign currency fluctuation had an unfavorable impact on the year-over-year revenue comparison by 1%.

Operating income was $37 million in the nine months ended September 30, 2013 as compared to $60 million in the nine months ended September 30, 2012. The decrease in operating income was due to the decline in revenue and an unfavorable mix of revenues.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $16 million in the nine months ended September 30, 2013 and cash used in operating activities was $280 million in the nine months ended September 30, 2012. The increase in cash provided by operating activities results primarily from a $500 million discretionary contribution to the U.S. qualified pension plan in the nine months ended September 30, 2012, offset by changes in working capital in the nine months ended September 30, 2013.

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

	Nine months ended September 30
In millions	2013	2012
Net cash provided by (used in) operating activities	$16	$(280)
Less: Expenditures for property, plant and equipment	(80)	(53)
Less: Additions to capitalized software	(75)	(58)
Net cash used in discontinued operations	(51)	(85)
Free cash used (non-GAAP)	$(190)	$(476)

The increase in expenditures for property, plant and equipment and capitalized software was due to continued investment in the business as well as research and development. The change in cash flows from discontinued operations was driven by Fox River remediation costs, and Fox River and Kalamazoo River transaction costs, offset by reimbursement from indemnification parties.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the nine months ended September 30, 2013 and 2012, we completed the acquisition of Retalix Ltd. for $664 million, net of cash acquired and multiple additional acquisitions that totaled $32 million, net of cash received. During the nine months ended September 30, 2012, we completed multiple acquisitions that totaled $58 million, net of cash received. Additionally, during the nine months ended September 30, 2013, we received $8 million related to the sale of an office property.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2013 and 2012, proceeds from employee stock plans were $52 million and $23 million, respectively. During the nine months ended September 30, 2013 and 2012, we paid $28 million and $12 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

On July 25, 2013, we amended and restated our Senior Secured Credit Facility and refinanced the term loan facility and revolving credit facility thereunder, increasing the principal balance by $300 million. During the the nine months ended September 30, 2013, we made principal repayments on the term loan facility of $35 million. As of September 30, 2013, the outstanding principal balance of our term loan facility was $1.12 billion and the outstanding principal balance of the revolving credit facility was zero. As of September 30, 2013 and December 31, 2012, we had outstanding $600 million in aggregate principal balance of 5.00% senior unsecured notes and $500 million in aggregate principal balance of 4.625% senior unsecured notes. For additional information, refer to Note 6, "Debt Obligations" of the Notes to Condensed Consolidated Financial Statements.
We expect to make contributions to our employee benefit plans of approximately $320 million in 2013 which includes $100 million to the U.S. qualified plan, $87 million to the executive pension plan, $80 million to the international pension plans, $48 million to the postemployment plan and $5 million to the postretirement plan. On October 1, 2013, we made a $100 million discretionary contribution to our U.S. qualified plan. In addition to this contribution, we may, in connection with the previously announced third phase of our pension strategy, make one or more additional discretionary contributions to the U.S. qualified plan over the next two years but no such additional contributions are scheduled. Refer to Note 9, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion.
In 2013, we expect to make approximately $55 million, on a net basis, of remediation and other payments related to the Fox River environmental matter. The total amount of NCR's Fox River related payments will be affected by the amount and timing of  payments by its co-obligors, insurers and indemnification parties. For additional information, refer to Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.
Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2013 and December 31, 2012, were $419 million and $509 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
As of September 30, 2013, our cash and cash equivalents totaled $460 million and our total debt was $2.23 billion. Our borrowing capacity under the revolving credit facility was approximately $833 million at September 30, 2013. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2012 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

On July 25, 2013, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. This transaction has significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2012. The following table outlines our future debt obligations and future interest on debt obligations as of September 30, 2013 with projected cash payments in the years shown:

In millions	Total Amounts	October 1, 2013 through December 31, 2013	2014 - 2015	2016 - 2017	2018 & Thereafter
Debt obligations	$2,227	$—	$99	$210	$1,918
Interest on debt obligations	565	8	164	145	248
	$2,792	$8	$263	$355	$2,166

For purposes of this table, we used interest rates as of September 30, 2013 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 6, "Debt Obligations" of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 12, "Derivatives and Hedging Instruments" of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to our interest rate swap.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from July 1, 2013 through September 30, 2013, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this report. We note that the last known account balance as of October 2013 was approximately $6,212. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013 and July 12, 2013, the Company is winding down its past operations in Syria. In connection with these efforts, the Company has also received authorization from OFAC to close the CBS account and terminate any guarantees and is in the process of doing so. Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2012 Form 10-K and determined that changes to our critical accounting policies in the nine months ended September 30, 2013 were limited to the change in our accounting methodology for recognizing costs for all of our company-sponsored U.S. and international pension benefit plans as described in Note 2, "Pension Benefit Plan Accounting Methodology Changes" of the Notes to Condensed Consolidated Financial Statements.  There were no significant changes in our estimates associated with those policies.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $5 million as of September 30, 2013 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the third quarter of 2013 compared to the third quarter of 2012 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on third quarter 2013 revenue versus third quarter 2012 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our senior secured credit facility. The interest rate swap effectively converts the designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 48% of our borrowings under the credit facility were effectively on a fixed rate basis as of September 30, 2013. As of September 30, 2013, the net fair value of the interest rate swap was a liability of $11 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $12 million as of September 30, 2013. The increase in pre-tax interest expense for the nine months ended September 30, 2013 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $4 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2013, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2013, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2013, approximately $179 million and $114 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended September 30, 2013, the Company did not repurchase any shares of its common stock. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended September 30, 2013, 16,630 shares were purchased at an average price of $35.51 per share.

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

10.1
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2	Reaffirmation Agreement, dated as of July 25, 2013, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	November 5, 2013	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer