Form 10-K
period 2013-12-31
NCR CORP
filed 2014-02-27
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $5.5 billion. As of February 11, 2014, there were approximately 166.7 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2013 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks, and registered marks of NCR Corporation and its subsidiaries, and other companies, as indicated.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “seek,” “potential,” “expect,” “strive,” “continue,” “continuously,” “accelerate,” “anticipate,” “intend,” “plan,” “target,” “believe,” “estimate,” “forecast,” “pursue,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could”. They include statements as to our anticipated or expected results; future financial performance; projections of revenue, profit growth and other financial items; discussion of strategic initiatives and related actions; comments about our future economic performance; comments about future market or industry performance; comments about environmental litigation and other contingencies; and beliefs, expectations, intentions, and strategies, among other things. Forward-looking statements are based on management's current beliefs, expectations and assumptions and involve a number of known and unknown risks and uncertainties, many of which are outside our control. These forward-looking statements are not guarantees of future performance, and there are a number of factors, risks and uncertainties including those listed in Item 1A "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the filing date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Item 1.        BUSINESS
General
NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology and services that help businesses connect, interact and transact with their customers.

Businesses
NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale devices (POS) and POS software, and self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We complement these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

Industries Served
NCR provides specific solutions for customers in a range of industries such as financial services, retail, hospitality, travel, and telecommunications and technology. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to NCR stockholders. NCR distributed one share of common stock of Teradata Corporation (Teradata) for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007.

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

On February 6, 2013, we completed the acquisition of Retalix Ltd. (Retalix), for which we paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds of the December 2012 offer and sale of our 4.625% senior unsecured notes and borrowing under our senior secured credit facility. As a result of the acquisition, Retalix became an indirect wholly owned subsidiary of NCR.

On December 2, 2013, we entered into an Agreement and Plan of Merger to acquire Digital Insight Corporation (Digital Insight), a leader in online and mobile banking solutions, for a cash purchase price of $1.65 billion. On December 19, 2013, through a newly formed wholly owned subsidiary, NCR Escrow Corp., we completed the offering of $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023, to help finance the acquisition. The aggregate principal amount from the offerings was initially deposited into a segregated escrow account of NCR Escrow Corp. On January 10, 2014, we completed the acquisition of Digital Insight, NCR Escrow Corp. merged with and into NCR, with NCR assuming all of NCR Escrow Corp.’s obligations under the 5.875% and 6.375% notes and the indentures governing those notes, and the net proceeds from the offering were released from the escrow account to pay a portion of the purchase price for Digital Insight.

Operating Segments
We categorize our operations into four reportable segments: Financial Services, Retail Solutions, Hospitality, and Emerging Industries.

The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 13, “Segment Information and Concentrations,” of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Other Financial Products
We provide financial institutions, retailers and independent deployers with financial-oriented self-service technologies, such as ATMs, cash dispensers, and software solutions, including the APTRA™ self-service ATM software application suite (providing ATM management systems) and cash management and video banking software, as well as professional services related to ATM security, software and bank branch optimization. ATM and other financial product solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing/deposit, automated cash deposit, web-enablement and bill payment (including mobile bill payment). These solutions help enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Point of Sale
We provide retail and hospitality oriented technologies such as point of sale terminals and point of sale software, bar-code scanners and other retail-oriented software and services to companies and entertainment and sports venues worldwide. Combining our retail and hospitality industry expertise, software and hardware technologies, and professional services, our solutions are designed to enable cost reductions and improve operational efficiency while increasing customer satisfaction.

Self-Service Kiosks
We provide self-service kiosks and related operating software to the retail, hospitality and travel and gaming industries. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding (our self-service software application that helps customers easily locate products or navigate through large, complex buildings and campuses), digital signage, bill payment and gift registries. We provide self-check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. Our kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs.

Check and Document Imaging
Our check and document imaging offerings provide end-to-end solutions for both traditional paper-based and image-based check and item processing. These solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, professional and support services, our comprehensive check and document imaging solutions enable check and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

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

We also offer a range of software and services such as Software as a Service (SaaS), hosted services, and online, mobile and transactional services and applications such as bill pay. In addition, we are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors and servicing third-party computer hardware from select manufacturers who value and leverage our global service capability.

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

We face a diverse group of competitors in the travel and gaming industries. Competitors in the travel industry include IBM, SITA and IER, among others. In the gaming industry, our key competitors are IBM, Wincor and Cummins.

We face competition for services from other technology and service providers, as well as from independent service operators, in all geographies where we operate around the world. The primary services competitors are the companies identified in the descriptions of our other solutions as global technology providers are becoming more focused on services as a core business strategy. We also compete with a range of regional and local service companies across our various geographies.

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

We face competition in the financial services industry for imaging solutions across all geographies. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s support and consulting services. Our competitors vary by product, service offering and geographic area, and include Fidelity National Information Services and Unisys Corporation, among others.

Research and Development
We remain focused on designing and developing products, services and solutions that anticipate our customers’ changing technological needs and consumer preferences. Our expenses for research and development were $203 million in 2013, $155 million in 2012, and $209 million in 2011. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks
NCR seeks patent protection for its innovations and improvements associated with its products, services, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,425 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing programs. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

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

Product Backlog

Our backlog was approximately $1,172 million and $1,137 million at December 31, 2013 and 2012, respectively. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty, and we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenues derived from our growing service-based business as well as the Hospitality line of business, the recently acquired Retalix business and the consumables business, for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenues for any future period.

Employees

On December 31, 2013, NCR had approximately 29,300 employees and contractors.

Environmental Matters
Compliance with federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 10, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state, and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 26, 2014) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	50	Chairman of the Board, Chief Executive Officer and President
John G. Bruno	49	Executive Vice President, Industry and Field Operations and Corporate Development
Jennifer M. Daniels	50	Senior Vice President, General Counsel and Secretary
Peter A. Dorsman	58	Executive Vice President, Services
Robert P. Fishman	50	Senior Vice President and Chief Financial Officer
Andrea L. Ledford	48	Senior Vice President, Corporate Services and Chief Human Resources Officer

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti, is NCR's Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at International Business Machines Corporation, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of United Continental Holdings, Inc. where he is a member of the Audit Committee and previously served as a director of Sprint Nextel Corporation. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University. Mr. Nuti became a director of NCR on August 7, 2005.

John G. Bruno became Executive Vice President, Industry and Field Operations and Corporate Development on November 18, 2013. Prior to that position, Mr. Bruno was Executive Vice President and Chief Technology Officer from November 1, 2011 through November 17, 2013 and also previously served as Executive Vice President, Industry Solutions Group, from November 29, 2008 to October 31, 2011. Prior to joining NCR, Mr. Bruno was a Managing Director at The Goldman Sachs Group, Inc., a global investment banking, securities and investment management firm, from August 2007 to November 2008. Prior to this position, he was Senior Vice President - General Manager, RFID Division, at Symbol Technologies, Inc., an information technology company, from June 2005 through February 22, 2006. Mr. Bruno was Symbol Technologies' Senior Vice President, Corporate Development from May 2004 to June 2005, and was Symbol Technologies' Senior Vice President, Business Development, and Chief Information Officer, from November 2002 to May 2004.

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

Peter A. Dorsman became Executive Vice President, Services on September 13, 2013. Before assuming that role, he served as Executive Vice President and Chief Quality Officer from June 2012 through September 12, 2013 and also previously served as Executive Vice President, Industry Solutions Group and Global Operations. Mr. Dorsman is also responsible for NCR's Customer Experience/Continuous Improvement. Previously, he was Senior Vice President, Global Operations from January 1, 2008 to October 31, 2011 and was Vice President and General Manager of NCR's Systemedia Division, now named NCR Interactive Printer Solutions, from April 17, 2006 to December 31, 2007. Prior to joining NCR, Mr. Dorsman served in several roles with The Standard Register Company, a provider of information solutions, including as its Executive Vice President and Chief Operating Officer responsible for the day-to-day operations of the company. Before his role at Standard Register, Mr. Dorsman served for nearly 20 years at NCR in various marketing and sales leadership roles, including vice president of worldwide industry marketing. Mr. Dorsman is a director of Applied Industrial Technologies Inc.

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

Andrea L. Ledford became Senior Vice President, Corporate Services and Chief Human Resources Officer on November 13, 2013. Previously, Ms. Ledford was Senior Vice President, Human Resources. She also served as Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc., an information technology company, from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, in EMEA, Asia/Pacific and Latin America.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that NCR files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2014 Annual Meeting of Stockholders (the 2014 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations
3097 Satellite Boulevard
Duluth, GA 30096
Phone: 800-255-5627
E-Mail: investor.relations@ncr.com
Website: http://investor.ncr.com

NCR's website, www.ncr.com, contains a significant amount of information about NCR, including financial and other information for investors. NCR encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of NCR's website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

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

Economic Pressures. Our business may be negatively affected by global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions. The strength of global economic and credit conditions depends on a number of factors, including consumer confidence, unemployment levels, interest rates and the effects of government actions to address sovereign debt issues, improve global credit markets and generally stimulate economic growth. Recent sovereign debt crises in Europe and elsewhere, slower growth in the emerging markets, and the uneven global economic recovery, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across different geographies.

A negative economic climate could create financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their ability to purchase our products or services, or especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative economic climate by consolidation, such as has occurred in the financial services sector in the recent past, it could reduce our base of potential customers. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness. Our substantial level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2013, we had approximately $3,354 million of total indebtedness outstanding. Additionally, at December 31, 2013, we had approximately $828 million of secured debt available for borrowing under our senior secured credit facility. This level of indebtedness could:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our outstanding senior unsecured notes, including our change in control repurchase obligations;

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

If compliance with our debt obligations, including those under our senior secured credit facility and the indentures for our senior unsecured notes, materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of our senior secured credit facility and the indentures for our senior unsecured notes include financial and other covenants that could restrict or limit our financial and business operations. Our senior secured credit facility and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of, our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	engage in sale-leaseback or hedging transactions;

•	repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•	repay certain indebtedness;

•	engage in certain affiliate transactions; and

•	enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

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

If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result under these agreements and under other agreements containing related cross-default provisions. Upon an event of default under the senior secured credit facility, the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, and require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries. Upon an event of default under the indentures, the trustee or holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

In connection with the December 2013 issuances of our 5.875% and 6.375% senior unsecured notes, we also entered into registration rights agreements that require us to file a registration statement with respect to an offer to exchange each series of notes for a new issue of our debt securities registered under the Securities Act of 1933, as amended, with terms substantially identical to such series of notes (except for the provisions relating to the transfer restrictions and payment of additional interest). If we fail to satisfy our exchange obligations under the registration rights agreements by October 15, 2014, we will be required to pay additional interest to the holders of the notes of the applicable series under certain circumstances.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful. Our ability to make timely payments of principal and interest on our debt obligations under our senior secured credit facility and senior unsecured notes depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our outstanding indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described herein. The agreements relating to our debt, including our senior secured credit facility and the indentures governing our senior unsecured notes, limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit facility or the indentures governing our senior unsecured notes, and the senior secured credit facility and indentures do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indentures). Accordingly, we could incur significant additional debt or similar liabilities in the future, including additional debt under our senior secured credit facility, some of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

Borrowings under our senior secured credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior secured credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings through August 22, 2016, with a notional amount of $518 million as of December 31, 2013 that amortizes to $341 million over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

We may also enter into interest rate swaps in the future in connection with our senior unsecured notes. This would expose us to interest rate risk, which could increase our debt service obligations.

We may not be able to raise the funds necessary to finance a required change in control purchase of our senior unsecured notes. Upon the occurrence of a change in control under the applicable indenture governing the applicable senior unsecured notes, holders of those notes may require us to purchase their notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of notes. We cannot assure the holders of the senior unsecured notes that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes tendered by holders for repurchase upon a change in control. Our failure to repurchase the senior unsecured notes of a series when required would result in an event of default with respect to such notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. In addition, a change in control may constitute an event of default under our senior secured credit facility that would permit the lenders to accelerate the maturity of the borrowings thereunder and would require us to make a similar change in control offer to holders of our existing senior unsecured notes.

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

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the information technology industry, such as: IBM, Hewlett-Packard, Diebold, Wincor, Hyosung, ToshibaTec, Micros, Fujitsu and Unisys, some of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. In addition, we compete with companies in specific industry segments, such as entry-level ATMs, imaging solutions, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures (particularly in the ATM marketplace);

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India, China, Brazil and Russia;

•	exploit opportunities in emerging vertical markets, such as travel and telecommunications and technology;

•	cross-sell additional products and services to our existing customer base, including customers gained from our recent acquisitions;

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

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have begun to shift our business model to focus increasingly on sales of higher margin software and SaaS, and professional, managed and other services. Our ability to successfully grow our software and services businesses depends on a number of different factors, including market acceptance of our software solutions; integrating, developing and supporting software gained through recent acquisitions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; and the expansion of our services capabilities and geographic coverage, among others. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we are pursuing initiatives to expand our customer base by increasing our use of an indirect sales channel, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small and medium-sized businesses. If we are not successful in growing our software and services businesses and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Product Defects and Errors. Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business. Many of our products are sophisticated and complex, and despite testing and quality control, we cannot be certain that defects or errors will not be found in current versions or new versions of our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to NCR. In addition, our customers may license and deploy our software in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to or failure of any significant aspect of our SaaS hosting facilities could interrupt the availability of our SaaS offerings, which could cause disruption for our customers and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.

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

Cost/Expense Reductions. Our success in achieving targeted cost and expense reductions through our continuous improvement and other similar programs depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component and product development costs, improve supply chain efficiencies and optimize the efficiency of our customer services and professional services consulting resources. If we do not successfully execute on our cost and expense reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Contractual Obligations for Professional Services. Our contracts for professional services consulting work, may contemplate that services will be performed over multiple periods. Our profitability under those contracts is largely a function of performing our contractual obligations within the estimated costs and time periods specified. If we exceed these estimated costs or cannot otherwise complete the contracted services within the specified periods, our profitability related to these contracts could be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions, Divestitures and Alliances. As part of our strategy, we expect to selectively acquire and divest technologies, products and businesses, either through acquisitions, investments, joint ventures, strategic alliances, or divestitures. As these acquisitions, divestitures and alliances occur and we begin to include or exclude, as the case may be, the financial results related to these transactions our operating results could fluctuate materially, depending on the size and nature of the transactions. In addition, our operating results may be adversely affected if we are unable to properly integrate acquisitions or if investments or alliances do not perform up to, or meet, our original expectations.

Underfunded Pension Obligation. At December 31, 2013, our obligation for benefits under our pension plans was $5,145 million and our pension plan assets totaled $5,056 million, which resulted in an underfunded pension obligation of $89 million. While we recently rebalanced our US and international plan assets in order to reduce volatility and made several discretionary contributions to our pension plans, our remaining underfunded pension obligation continues to require significant cash contributions. In addition, certain of the plan assets remain subject to financial market risk, and our actuarial and other assumptions underlying our expected future benefit payments, long-term expected rate of return and future funding expectations for our plans depend on, among other things, interest rate levels and trends and capital market expectations. Further volatility in the performance of financial markets, changes in any of these actuarial assumptions (including those described in our “Critical Accounting Policies and Estimates” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report) or changes in regulations regarding funding requirements could require material increases to our expected cash contributions to our pension plans in future years. Our financial position and liquidity could be materially impacted by these contributions.

See the “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report and Note 9, "Employee Benefit Plans" in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further information regarding the funded status of our pension plans and potential future cash contributions.

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

Income Taxes. We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our deferred tax assets totaled approximately $804 million and $839 million at December 31, 2013 and 2012, respectively. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Additionally, we are subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Multinational Operations. Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2013 and 2012, the percentage of our revenues from outside of the United States was 61% and 62%, respectively, and we expect our percentage of revenues generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East, among others. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations (e.g., adverse changes in foreign currency exchange rates, deteriorating economic environments or business disruptions due to economic or political uncertainties), our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future sovereign debt, economic and credit conditions on the stability of national and regional economies;

•	political conditions and local regulations that could adversely affect demand for our solutions, or our ability to access funds and resources, in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty, including as a result of new, or changes to, laws and regulations;

•	the institution of, or changes to, trade protection measures, currency restrictions, and import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Acquisitions and Alliances. If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, products, services and technologies, either through acquisitions (such as our acquisitions of Digital Insight Corporation and Retalix, Ltd.), investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

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
Further, we may make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings. There is risk that the new technology or products may not perform as anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. There is also risk that key employees of an acquired business may not remain with the acquired business as long as expected. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments. An acquisition or alliance, and the integration of an acquired business, may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Data Privacy and Security. Breaches to our systems or products that compromise the security and integrity of personally identifiable information could have a negative impact on our results of operations. Certain of our products and services are used by our customers to store and transmit personally identifiable information of their customers. We also offer SaaS solutions that include the hosting of customer data on our networks. In addition to customer data, we also maintain personal information about our employees. This information is subject to a variety of laws, regulations and industry standards governing its collection, use, disclosure and disposal, which are continually evolving and which may not be consistent across all of the jurisdictions in which we do business. Vulnerabilities in the security of our products and services, whether relating to hardware, software or otherwise, could compromise the confidentiality of, or result in unauthorized access to or the loss of, information transmitted or stored using our products or solutions, or impact the availability of our SaaS offerings. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees. If we do not maintain the security and integrity of personally identifiable information in accordance with applicable regulatory requirements, we could lose customers and be exposed to claims, costs and reputational harm that could materially and adversely affect our operating results. In addition, if we are required to implement additional or different data protection measures, the associated costs could be significant.

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. In addition, certain of our solutions, including our SaaS solutions, may require us to build or expand, and maintain, infrastructure to support them. The development process also can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological and industry trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted.

Reliance on Third Parties. If third-party suppliers upon which we rely are not able to fulfill our needs, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues of smaller suppliers can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which are of significant importance to the Company.

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

Work Environment. Our continuous improvement, customer experience and cost reduction initiatives could negatively impact productivity and business results. As part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources, which could temporarily result in reduced productivity levels. In addition to our initiatives to reduce costs and expenses, we have initiatives to grow revenue, drive innovation and improve the experience of our customers. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

If we do not attract and retain quality employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful reinvention to a hardware-enabled, software driven business. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical, as these key employees are difficult to replace. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

Our ability to effectively manage our business could be negatively impacted if we do not invest in and maintain reliable technology infrastructure and information systems. It is periodically necessary to add to, replace, upgrade or modify our technology infrastructure and internal information systems. If we are unable to expand, replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore, our financial condition, results of operations, or ability to comply with legal and regulatory reporting obligations, may be impacted.

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 10, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

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

Contingencies. We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment, health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements with respect to such matters are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on us, and substantially increase costs to our organization or could have an impact on our future operating results.

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations. See Note 10, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for information regarding our FCPA and OFAC investigations, which disclosures are incorporated by reference and made a part of this discussion of risk factors.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2013, NCR operated 276 facilities consisting of approximately 5.9 million square feet in 63 countries throughout the world. On a square footage basis, 24% of these facilities are owned and 76% are leased. Within the total facility portfolio, NCR operates 35 research and development and manufacturing facilities totaling 2.2 million square feet, 72% of which is leased. The remaining 3.7 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 78% leased. NCR also owns 10 land parcels totaling 4 million square feet in 5 countries.

NCR is headquartered in Duluth, Georgia, USA. Our address at our corporate headquarters is 3097 Satellite Boulevard, Duluth, Georgia, 30096, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 10, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” There were approximately 108,474 holders of NCR common stock as of February 11, 2014. The following table presents the high and low per share prices for NCR common stock for each quarter of 2013 and 2012 as reported on the NYSE.

	2013			2012
	High	Low		High	Low
1st quarter	$29.76	$25.74	1st quarter	$22.19	$16.39
2nd quarter	$34.31	$25.64	2nd quarter	$23.91	$20.05
3rd quarter	$39.94	$32.79	3rd quarter	$25.99	$21.55
4th quarter	$41.63	$31.38	4th quarter	$25.75	$20.92

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2008 through December 31, 2013.

Company / Index	2009	2010	2011	2012	2013
NCR Corporation	$79	$109	$116	$180	$241
S&P 500 Stock Index	$126	$146	$149	$172	$228
S&P 500 Information Technology Sector	$162	$178	$183	$210	$269
S&P MidCap 400 Stock Index	$137	$174	$171	$202	$269

(1)	In each case, assumes a $100 investment on December 31, 2008, and reinvestment of all dividends, if any.

Purchase of Company Common Stock

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2013, approximately $179 million and $119 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended December 31, 2013, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. During the three months ended December 31, 2013, 29,052 shares of vested restricted stock were purchased at an average price of $36.42 per share.

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2013	2012	2011	2010	2009
Continuing Operations (a)
Revenue	$6,123	$5,730	$5,291	$4,711	$4,579
Income (loss) from operations	$666	$748	$(148)	$298	$348
Interest expense	$(103)	$(42)	$(13)	$(2)	$(10)
Income tax expense (benefit)	$98	$223	$(66)	$5	$121
Income (loss) from continuing operations attributable to NCR common stockholders	$452	$475	$(97)	$277	$183
(Loss) income from discontinued operations, net of tax	$(9)	$6	$(93)	$(10)	$(115)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$2.73	$2.98	$(0.61)	$1.73	$1.15
From discontinued operations	$(0.05)	$0.04	$(0.59)	$(0.06)	$(0.72)
Total basic earnings (loss) per common share	$2.68	$3.02	$(1.20)	$1.67	$0.43
Diluted earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$2.67	$2.90	$(0.61)	$1.72	$1.14
From discontinued operations	$(0.05)	$0.04	$(0.59)	$(0.06)	$(0.72)
Total diluted earnings (loss) per common share	$2.62	$2.94	$(1.20)	$1.66	$0.42
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$8,108	$6,369	$5,604	$4,361	$4,094
Total debt	$3,354	$1,963	$853	$11	$15
Total NCR stockholders' equity	$1,769	$1,252	$718	$883	$564
Number of employees and contractors	29,300	25,700	23,500	21,000	21,500

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River, Japan and Kalamazoo River matters, the closure of NCR's EFT payment processing business in Canada, and the results from our previously disposed healthcare solutions and Entertainment businesses.

(b)	The following income (expense) amounts, net of tax are included in income from continuing operations for the years ended December 31:

In millions	2013	2012	2011	2010	2009
Pension benefit (expense)	$58	$117	$(398)	$(16)	$(10)
Acquisition related amortization of intangibles	(48)	(25)	(8)	—	—
Acquisition related costs	(36)	(16)	(28)	—	—
Acquisition related purchase price adjustments	(10)	—	—	—	—
OFAC and FCPA investigations	(2)	(2)	—	—	—
Japan valuation reserve release	15	—	—	39	—
Impairment charges	—	(7)	—	(9)	(30)
Legal settlements and charges	—	—	2	(5)	(4)
Incremental costs directly related to the relocation of the worldwide headquarters	—	—	—	(11)	(4)
Total	$(23)	$67	$(432)	$(2)	$(48)

Index to Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale (POS) devices and POS software, self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services that support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

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

NCR’s reputation is founded upon over 129 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2013 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2013:

•	Revenue growth of approximately 7% compared to full year 2012

•	Continued growth of higher margin software and services offerings and improvements in revenue mix

•	Pension underfunded status improved by $372 million compared to 2012

•	Completed the acquisition of Retalix Ltd.

•	Entered into a definitive Agreement and Plan of Merger to acquire Digital Insight Corporation for a cash purchase price of approximately $1.65 billion

•
Issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021, and $700 million aggregate principal amount of 6.375% senior notes due in 2023, to help finance the Digital Insight acquisition

OVERVIEW OF STRATEGIC INITIATIVES

We have established a focused and consistent business strategy targeted at revenue growth, gross margin expansion, improved customer loyalty and employee engagement. This strategy guided our efforts in 2013, and will continue to guide us in 2014.

To execute this strategy, we incorporate three key imperatives that align with our financial objectives: deliver disruptive innovation; focus on migrating our revenue to higher margin software and recurring services revenue; and more fully enable our sales force with a consultative selling model that better leverages the innovation we are bringing to the market.

Our strategy is summarized in more detail below:

•
Gain profitable share - We have been working to shift our business model to focus on growth of higher margin software and services revenue, including by focusing our research and development efforts, changing and educating our sales force and executing transformative acquisitions in each of our core lines of business. At the same time, we are continuing our effort to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers. We focus on expanding our presence in our core industries, while seeking additional growth by:

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

•
Enhance our global service capability - We continue to identify and execute various initiatives to enhance our global service capability. We also focus on improving our service positioning, increasing customer service attach rates for our products and improving profitability in our services business. Our service capability can provide us with a competitive advantage in winning customers and it provides NCR with an attractive and stable revenue source.

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our lines of business, and the movement of our software development resources directly into our various lines of business. We also have placed responsibility for hardware engineering in our Integrated Supply Chain organization, which is responsible for procuring the parts for, and manufacturing, our hardware products. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

We are encouraged by our market position for 2014 and are forecasting revenue to be higher than 2013. We plan to continue to manage our costs effectively and balance our investments in areas that generate high returns. Potentially significant risks to the execution of our initiatives include the global economic and credit environment and its effect on capital spending by our customers, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions. For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS FROM OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2013	2012	2011
Revenue	$6,123	$5,730	$5,291
Gross margin	1,740	1,645	951
Gross margin as a percentage of revenue	28.4%	28.7%	18.0%
Operating expenses
Selling, general and administrative expenses	871	742	890
Research and development expenses	203	155	209
Income (loss) from operations	$666	$748	$(148)

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2013	2012	2011
Product revenue	$2,912	$2,854	$2,592
Cost of products	2,152	2,144	2,022
Product gross margin	$760	$710	$570
Product gross margin as a percentage of revenue	26.1%	24.9%	22.0%
Services revenue	$3,211	$2,876	$2,699
Cost of services	2,231	1,941	2,318
Services gross margin	$980	$935	$381
Services gross margin as a percentage of revenue	30.5%	32.5%	14.1%

The following table shows our revenues by theater for the years ended December 31:

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$3,030	50%	$2,823	49%	7%	8%
Europe	1,492	24%	1,459	26%	2%	1%
Asia Middle East Africa (AMEA)	1,601	26%	1,448	25%	11%	18%
Consolidated revenue	$6,123	100%	$5,730	100%	7%	9%

2013 compared to 2012 results discussion

Revenue

Revenue increased 7% in 2013 from 2012 due to improvement in our retail solutions, hospitality, and emerging industries lines of business offset by declines in our financial services line of business. The effects of foreign currency fluctuations had a 2% unfavorable impact on revenue for the year. For the year ended December 31, 2013, our product revenue increased 2% and services revenue increased 12% compared to the year ended December 31, 2012. The increase in our product revenue was due to growth in the retail solutions line of business in the Americas, growth in the hospitality line of business in all theaters, and growth in the financial services and emerging industries lines of business in the AMEA theater partially offset by declines in the financial services line of business in the Americas. The increase in our services revenue was primarily attributable to increases in professional and installation services, maintenance services and software as a service (SaaS) in the retail solutions line of business in the Americas and AMEA theaters, in the hospitality line of business in all theaters and in the financial services line of business in the AMEA theater, partially offset by declines in professional and installation services and maintenance services in the emerging industries line of business in the Americas theater.

Gross Margin

Gross margin as a percentage of revenue was 28.4% in 2013 compared to 28.7% in 2012. Product gross margin in 2013 increased to 26.1% compared to 24.9% in 2012. During 2013 and 2012, product gross margin was adversely affected by approximately $36 million and $19 million, respectively, of acquisition related amortization of intangibles. Product gross margin in 2013 was also negatively impacted by $14 million in lower pension benefit, or 0.5% as a percentage of product revenue, year over year. After considering these items, the product gross margin increased due to favorable sales mix with an increase in software revenue.

Services gross margin decreased to 30.5% in 2013 compared to 32.5% in 2012. Services gross margin in 2013 was negatively impacted by $68 million in lower pension benefit, or 2.1% as a percentage of services revenue, year over year. After considering this item, the increase in services gross margin was due to a favorable mix of revenues, including an increase in SaaS revenues.

2012 compared to 2011 results discussion

Revenue

Revenue increased 8% in 2012 from 2011 due to improvement in our financial services and hospitality lines of business offset by declines in our retail solutions and emerging industries lines of business. The effects of foreign currency fluctuations had a 3% unfavorable impact on revenue. For the year ended December 31, 2012, our product revenue increased 10% and services revenue increased 7% compared to the year ended December 31, 2011. The increase in our product revenue was due to growth in the financial services line of business in the Americas, Europe and AMEA theaters, and growth in the hospitality line of business in the Americas theater offset by declines in the retail solutions line of business in the Americas and Europe theaters. The increase in our services revenue was primarily attributable to increases in professional and installation services and maintenance services in the financial services and hospitality lines of business in the Americas theater offset by declines in such services in the retail solutions line of business in the Americas and Europe theaters.

Gross Margin

Gross margin as a percentage of revenue was 28.7% in 2012 compared to 18.0% in 2011. Product gross margin in 2012 increased slightly to 24.9% compared to 22.0% in 2011. During 2012 and 2011, product gross margin was adversely affected by approximately $19 million and $6 million, respectively, of acquisition related amortization of intangibles. Product gross margin was positively impacted by $37 million in lower pension expense, or 1.3% as a percentage of product revenue, year over year.  After considering these items, the product gross margin increased due to favorable sales mix with an increase in software revenue.

Services gross margin increased to 32.5% in 2012 compared to 14.1% in 2011. Services gross margin was positively impacted by $454 million in lower pension expense, or 15.8% as a percentage of services revenue, year over year. After considering this item, the increase in services gross margin was due to lower labor and service delivery costs.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as shown below:

In millions	2013	2012	2011
Pension (benefit) expense	$(78)	$(224)	$582
Postemployment expense	18	37	46
Postretirement benefit	(15)	(14)	(13)
Total (benefit) expense	$(75)	$(201)	$615

In 2013, pension benefit decreased to $78 million compared to $224 million in 2012 and expense of $582 million in 2011. In 2013, the pension benefit included actuarial gains of $104 million driven by increases in discount rates used to value the U.S. and certain international plans and $15 million associated with the termination of NCR's U.S. non-qualified pension plans. Additionally, the 2013 pension benefit included special termination benefit costs of $26 million related to U.S. employees who irrevocably accepted a voluntary early retirement offer during 2013. In 2013, approximately 41% of the pension benefit was included in selling, general and administrative and research and development expenses, with the remaining 59% included in cost of products and services. In 2012, the pension benefit included actuarial gains of $293 million related to remeasurement of the U.S. pension obligations in the fourth quarter of 2012, which primarily included the impact of the voluntary lump sum offer to certain participants of the U.S. qualified pension plan that was completed in the fourth quarter of 2012. In 2011, pension expense included actuarial losses of $570 million driven by significant decreases in discount rates used to value the U.S. and international pension plan obligations.

Postemployment expense (severance and disability medical) was $18 million in 2013 compared to $37 million in 2012 and $46 million in 2011. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a curtailment benefit of approximately $13 million. The decrease in postemployment expense in 2012 was primarily related to $6 million of Radiant acquisition related severance costs incurred in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $129 million to $871 million in 2013 from $742 million in 2012. As a percentage of revenue, these expenses were 14.2% in 2013 and 12.9% in 2012. In 2013, selling, general and administrative expenses include $22 million of pension benefit, $46 million of acquisition related costs, $29 million of amortization of acquisition related intangible assets and $3 million of legal costs related to the previously disclosed OFAC and FCPA internal investigations. In 2012, selling, general and administrative expenses included a pension benefit of $66 million, $23 million of acquisition related costs, $19 million of amortization of acquisition related intangible assets and $4 million of legal costs related to the previously disclosed OFAC and FCPA internal investigations. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue at 13.3%, primarily due to a $7 million gain on the sale of an office property in 2013 offset by investment in sales resources during 2013.

Selling, general, and administrative expenses decreased $148 million to $742 million in 2012 from $890 million in 2011. As a percentage of revenue, these expenses were 12.9% in 2012 and 16.8% in 2011. In 2012, selling, general, and administrative expenses included a pension benefit of $66 million, $23 million of acquisition related costs, $19 million of amortization of acquisition related intangible assets and $4 million of legal costs related to the previously disclosed OFAC and FCPA internal investigations. In 2011, selling, general, and administrative expenses included $162 million of pension costs, $37 million of acquisition related costs, and $6 million of amortization of acquisition related intangible assets. After considering these items, selling, general and administrative expenses increased as a percentage of revenue to 13.3% in 2012 from 12.9% in 2011 primarily due to additional investments in sales resources.

Research and Development Expenses

Research and development expenses increased $48 million to $203 million in 2013 from $155 million in 2012. As a percentage of revenue, these costs were 3.3% in 2013 and 2.7% in 2012. Research and development expenses included pension benefit of $10 million in 2013 as compared to pension benefit of $30 million in 2012. After considering this item, research and development expenses slightly increased to 3.5% in 2013 from 3.2% in 2012 as a percentage of revenue and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Research and development expenses decreased $54 million to $155 million in 2012 from $209 million in 2011. As a percentage of revenue, these costs were 2.7% in 2012 and 4.0% in 2011. Research and development expenses included a $30 million pension benefit in 2012 as compared to pension expense of $57 million in 2011. After considering this item, research and development expenses slightly increased to 3.2% in 2012 from 2.9% in 2011 as a percentage of revenue and are in line with management expectations as we continue to invest in broadening our self-service solutions.

Interest and Other Expense Items

Interest expense was $103 million in 2013 compared to $42 million in 2012 and $13 million in 2011. Interest expense in 2013 was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The increase in 2013 compared to 2012 is primarily related to a full year of interest expense related to the Company's senior unsecured notes in 2013 compared to a partial year of interest expense in 2012. The increase in 2012 compared to 2011 is primarily related to a full year of interest expense related to the Company's senior secured credit facility that was entered into in August 2011.

Other (expense) income, net was $9 million in 2013 compared to $8 million in 2012 and $3 million in 2011. Interest income was $6 million in 2013, $6 million in 2012, and $5 million in 2011. In 2013, other (expense) income, net included $13 million related to losses from foreign currency contracts not designated as hedging instruments as well as from foreign currency fluctuations and $7 million in bank related fees partially offset by income from the sale of certain patents and a $3 million gain on the sale of an investment. In 2012, other (expense) income, net included $7 million related to the impairment of an investment, $5 million in bank related fees and $2 million related to losses from foreign currency fluctuations. In 2011, other (expense) income, net included $7 million related to losses from foreign currency fluctuations partially offset by income from the sale of certain patents and a benefit of $3 million from final settlement of a litigation matter.

Income Taxes

The effective tax rate was 18% in 2013, 32% in 2012, and 40% in 2011. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax rate was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax rate was favorably impacted by the mix of earnings by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance for deferred tax assets, primarily related to tax attributes expiring by 2015. During 2011, we favorably settled examinations with Canada for 1997 through 2001 that resulted in a $12 million tax benefit.

During 2011, the Internal Revenue Service commenced an examination of our 2009 and 2010 income tax returns, which is ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2014, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2014.

Income (Loss) from Discontinued Operations

For the year ended December 31, 2013, loss from discontinued operations was $9 million, net of tax, solely related to environmental matters, which was due to changes in estimates related to the Fox River reserve in addition to accruals for litigation fees related to the Kalamazoo River environmental matter, partially offset by recoveries from insurance carriers.

For the year ended December 31, 2012, income from discontinued operations was $6 million, net of tax, which includes a $4 million operating loss from the Entertainment business, an $8 million benefit from favorable changes in uncertain tax benefits related to Teradata and a $2 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

For the year ended December 31, 2011, loss from discontinued operations was $93 million, net of tax, which includes a $96 million operating loss from the Entertainment business, a $1 million operating loss from the closure of NCR's EFT payment processing business in Canada, and a $4 million operating loss from the divestiture of our healthcare solutions business, offset by $2 million of income from environmental matters which included the favorable impact of changes in estimates related to the Fox River reserve offset by an accrual for litigation fees related to the Kalamazoo River environmental matter and an accrual for anticipated future disposal costs related to an environmental matter in Japan, and a $6 million benefit from favorable changes in uncertain tax benefits attributable to Teradata.

Revenue and Operating Income by Segment

As described in Note 13, "Segment Information and Concentrations" of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software and cash management and video banking software, and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point-of-sale software, bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

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

Certain amounts have been excluded from segment operating income for each reporting segment presented below, including pension expense and certain other significant, non-recurring items. Our segment results are reconciled to total Company results reported under GAAP in Note 13, "Segment Information and Concentrations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the years ended December 31:

In millions	2013	2012	2011
Revenue	$3,115	$3,201	$2,999
Operating income	$356	$327	$313
Operating income as a percentage of revenue	11.4%	10.2%	10.4%

Financial Services revenue decreased 3% in 2013 compared to 2012 and increased 7% in 2012 compared to 2011. Revenue decreased in 2013 compared to 2012 primarily driven by declines in product sales in the Americas theater partially offset by growth in product sales and services revenues in the AMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%. Revenue growth in 2012 compared to 2011 was primarily generated from higher product volumes in the Americas, Europe and AMEA theaters, and higher services revenue in the Americas and Europe theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%.

Operating income was $356 million in 2013, $327 million in 2012 and $313 million in 2011. The increase in operating income in 2013 compared to 2012 was driven by a higher mix of software and professional services revenue, reduced expenses, and a reimbursement from a supplier of certain previously incurred costs in the second quarter of 2013. The improvement in Financial Services operating income in 2012 compared to 2011 was driven by higher product sales and an improved mix of services revenue, slightly offset by a continued investment in services and research and development.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the years ended December 31:

In millions	2013	2012	2011
Revenue	$2,034	$1,667	$1,778
Operating income	$205	$102	$71
Operating income as a percentage of revenue	10.1%	6.1%	4.0%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment include the impact of Retalix from February 6, 2013 through December 31, 2013. Retalix generated revenue of $298 million and $53 million of operating income in the year ended December 31, 2013.

Retail Solutions revenue increased 22% in 2013 compared to 2012 and decreased 6% in 2012 compared to 2011. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales and services revenue in the Americas theater and services revenue in the AMEA theater, due, in part, to the impact of the Retalix business. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%. The decrease in revenue in 2012 compared to 2011 was primarily driven by declines in product sales and services revenue in the Americas and Europe theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $205 million in 2013, $102 million in 2012 and $71 million in 2011.  The increase in the Retail Solutions operating income in 2013 compared to 2012 was primarily due to increased revenues, a higher mix of software as well as the contribution from the Retalix business, as noted above. The improvement in the Retail Solutions operating income in 2012 compared to 2011 was driven by a favorable mix of revenue and the movement of specialty retail customer accounts that were formerly part of the Hospitality segment to the Retail Solutions segment and the movement of hospitality customer accounts that were formerly part of the Retail Solutions segment to the Hospitality segment, both of which occurred as of January 1, 2012.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the years ended December 31:

In millions	2013	2012	2011
Revenue	$626	$522	$141
Operating income	$100	$85	$22
Operating income as a percentage of revenue	16.0%	16.3%	15.6%

The Hospitality segment generated revenue of $626 million in 2013, $522 million in 2012, and $141 million in 2011. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales and services revenues in all theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $100 million in 2013, $85 million in 2012, and $22 million in 2011. The increase in 2013 compared to 2012 was driven by higher revenues slightly offset by investment in sales and development resources.

The company completed its acquisition of Radiant Systems on August 24, 2011. Because the acquisition was completed during the third quarter of 2011, the revenue and operating income results for the Hospitality segment for the year ended December 31, 2011 are partial, and reflect only the period from August 24, 2011 through the end of the year.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the years ended December 31:

In millions	2013	2012	2011
Revenue	$348	$340	$373
Operating income	$56	$75	$77
Operating income as a percentage of revenue	16.1%	22.1%	20.6%

Emerging Industries revenue increased 2% in 2013 compared to 2012 and decreased 9% in 2012 compared to 2011. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales in the AMEA theater, partially offset by declines in services revenues in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The decrease in revenue in 2012 compared to 2011 was primarily driven by a decline in services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $56 million in 2013, $75 million in 2012, and $77 million in 2011. The decrease in the Emerging Industries operating income in 2013 compared to 2012 was primarily due to an unfavorable mix of revenues. The decline in the Emerging Industries operating income in 2012 compared to 2011 was primarily due to the decline in revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2013, cash provided by operating activities was $281 million and for the year ended December 31, 2012, cash used in operating activities was $180 million.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software plus discretionary pension contributions and settlements. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the year ended December 31:

In millions	2013	2012	2011
Net cash provided by (used in) operating activities	$281	$(180)	$388
Expenditures for property, plant and equipment	(116)	(80)	(61)
Additions to capitalized software	(110)	(80)	(62)
Net cash used in discontinued operations	(52)	(114)	(77)
Pension discretionary contributions and settlements	204	600	—
Free cash flow (non-GAAP)	$207	$146	$188

In 2013, net cash provided by operating activities increased $461 million, net capital expenditures increased $36 million, capitalized software additions increased $30 million, net cash used in discontinued operations decreased $62 million, and pension discretionary contributions and settlements were $204 million in 2013, down from $600 million in 2012, all of which contributed to a net increase in free cash flow of $61 million in comparison to 2012. The increase in net capital expenditures and capitalized software was due to continued investment in the business as well as research and development. The cash used in discontinued operations in 2013 was primarily attributable to remediation payments associated with the Fox River environmental matter. For the year ended December 31, 2012, net cash used in discontinued operations excludes cash provided by investing activities from discontinued operations of $99 million.

In 2012, net cash provided by operating activities decreased $568 million, net capital expenditures increased $19 million, capitalized software additions increased $18 million, net cash used in discontinued operations increased $37 million, and pension discretionary contributions and settlements were $600 million in 2012 and zero in 2011, all of which contributed to a net decrease in free cash flow of $42 million in comparison to 2011. The increase in net capital expenditures and capitalized software was due to additional investment since the acquisition of Radiant. The cash used in discontinued operations was attributable to the operating loss from the Entertainment business as well as remediation payments associated with the Fox River environmental matter. For the year ended December 31, 2012, net cash used in discontinued operations excludes cash provided by investing activities from discontinued operations of $99 million.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2013, we completed the acquisition of Retalix for $664 million, net of cash received, and multiple other acquisitions that totaled $116 million, net of cash received. During the year ended December 31, 2012, we completed multiple acquisitions that totaled $108 million, net of cash received. During the year ended December 31, 2011, we completed the acquisition of Radiant for approximately $1.087 billion, net of cash received (which is discussed further below), and the divestiture of our healthcare business for approximately $2 million.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock, issuance of unsecured notes and borrowings and repayments of credit facilities. During the years ended December 31, 2013, 2012 and 2011, proceeds from employee stock plans were $57 million, $53 million and $18 million, respectively. During the years ended December 31, 2013, 2012 and 2011, payments made for tax withholding on behalf of employees totaled $30 million, $12 million and zero, respectively. During the year ended December 31, 2013, we repurchased shares of our consolidated subsidiaries from minority shareholders for $24 million. During the year ended December 31, 2011, we repurchased approximately 3.6 million shares of NCR common stock for $70 million. Additionally, during the year ended December 31, 2011, we received proceeds of $43 million from the sale of a 49% voting equity interest in our manufacturing subsidiary in Brazil to Scopus Tecnologia, Ltda.

On December 4, 2013, we amended our senior secured credit facility with and among the lenders party thereto and JPMorgan Chase Bank, N.A. (JPMCB), as the administrative agent. As of December 31, 2013, the senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.12 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2013, outstanding letters of credit totaled approximately $22 million. As of December 31, 2013, the outstanding principal balance of the term loan facility was $1.12 billion and the outstanding balance on the revolving facility was zero. On December 4, 2013, under and in connection with the senior secured credit facility, we also entered into an incremental facility agreement with and among the lenders party thereto and JPMCB, as administrative agent. This incremental facility agreement created an additional $250 million of term loan commitments, which were drawn on January 10, 2014 in connection with the completion of the acquisition of Digital Insight.

On December 19, 2013, in connection with the anticipated acquisition of Digital Insight, through a newly formed wholly owned subsidiary, NCR Escrow Corp., we issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023. Both the 5.875% and the 6.375% notes were sold at 100% of the principal amount, and are unsecured senior obligations of NCR Escrow Corp. and are guaranteed, on an unsecured senior basis, by our subsidiary, NCR International, Inc., which also guarantees our obligations under the senior secured credit facility. The aggregate principal amount from the offerings was initially deposited into a segregated escrow account of NCR Escrow Corp., and was held in that escrow account at December 31, 2013 to be used solely for the acquisition of Digital Insight, which was completed on January 10, 2014. The aggregate principal amount plus accrued interest funded to the escrow account totaling $1.11 billion has therefore been classified as restricted cash in the Consolidated Balance Sheet as of December 31, 2013.

On September 17, 2012, we issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 and on December 18, 2012, we issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021. The 5.00% notes were sold at 100% of the principal amount and will mature on July 15, 2022. The 4.625% notes were sold at 100% of the principal amount and will mature on February 15, 2021. Both the 5.00% and the 4.625% notes are unsecured senior obligations of NCR Corporation and are guaranteed, on an unsecured senior basis, by our subsidiary, NCR International, Inc.

The net proceeds of the 5.00% notes of $592 million were used for a $500 million discretionary contribution to our U.S. qualified pension plan in the third quarter of 2012 and a $100 million discretionary contribution to our U.S. qualified pension plan in the fourth quarter of 2012. The net proceeds of the 4.625% notes of $494 million were used to help fund the acquisition of Retalix, which was completed during the first quarter of 2013.

See Note 6, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility and the senior unsecured notes, and Note 18, "Subsequent Events" for additional information on the completion of the Digital Insight acquisition.

We expect to make pension, postemployment and postretirement plan contributions of approximately $122 million in 2014. Refer to Note 9, “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements for additional discussion on our pension, postemployment and postretirement plans.

Cash and cash equivalents held by the Company's foreign subsidiaries were $461 million and $509 million at December 31, 2013 and 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

As of December 31, 2013, our cash and cash equivalents and restricted cash totaled $528 million and $1.11 billion, respectively, and our total debt was $3.35 billion. Excluding amounts available under the December 4, 2013 incremental facility agreement, our borrowing capacity under the term loan and revolver facility of our senior secured credit facility was $828 million at December 31, 2013. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of this 2013 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2013 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2014	2015 - 2016	2017 - 2018	2019 & Thereafter	All Other
Debt obligations	$3,354	$34	$180	$932	$2,208	$—
Interest on debt obligations	1,207	159	299	267	482	—
Estimated environmental liability payments	163	46	54	8	55	—
Lease obligations	236	94	111	30	1	—
Purchase obligations	970	872	51	47	—	—
Uncertain tax positions	193	4	—	—	—	189
Total obligations	$6,123	$1,209	$695	$1,284	$2,746	$189

As of December 31, 2013, we had short and long-term debt totaling $3.35 billion. On January 10, 2014, in connection with the completion of the acquisition of Digital Insight, $250 million in incremental term loans were drawn under the Company's December 2013 incremental facility agreement along with approximately $300 million in additional borrowings under the revolving portion of the Company's senior secured credit facility, which are not included above. For additional information, refer to Note 18, "Subsequent Events," included in Item 8 of Part II of this Report.

For purposes of this table, we used interest rates as of December 31, 2013 to estimate the future interest on debt obligations outstanding as of December 31, 2013 and have assumed no voluntary prepayments of existing debt. See Note 6, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our interest rate swap.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are NCR's expected payments, net of the payment obligations of its co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 10, "Commitments and Contingencies," included in Item 8 of Part II of this Report.

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

We have a $193 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, "Income Taxes," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 10, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $248 million as of December 31, 2013 compared to an underfunded position of $440 million as of December 31, 2012. The improvement in our funded status is primarily attributable to the $180 million in discretionary contributions and settlements in 2013. The funded status of our international retirement plans improved to an overfunded position of $159 million as of December 31, 2013 from an underfunded position of $21 million as of December 31, 2012. Strong asset returns and cash contributions coupled with increases in discount rates, which reduce the plan liabilities, contributed to the improvement in funded status for these plans. We may, in connection with the third phase of our pension strategy, make one or more discretionary contributions over the next two years but no such contributions are scheduled as of this date. Contributions to international and executive pension plans are expected to be approximately $88 million in 2014.

Our senior secured credit facility and the indentures for our senior unsecured notes includes affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to June 30, 2014, 4.85 to 1.00, (ii) in the case of any fiscal quarter ending after June 30, 2014 and on or prior to December 31, 2014, (a) the sum of (x) 4.50 and (y) an amount (not to exceed 0.25) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iv) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (v) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•
an interest coverage ratio on the last day of any fiscal quarter to be less than (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, 3.00 to 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2014, 3.50 to 1.00.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

See Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with NCR's business activities.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period January 1, 2012 through December 31, 2012, the Company's branch in Syria maintained a bank account and guarantees at the Commercial Bank of Syria (CBS), which was designated as a Specially Designated National pursuant to Executive Order 13382 (EO 13382) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this Report and the account balance as of January 31, 2014 was approximately $5,307. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (OFAC) on January 3, 2013 and subsequent licenses granted on April 29, 2013 and July 12, 2013, the Company has been winding down its operations in Syria. In connection with these efforts, the Company has also received authorization from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees upon receipt of a license from OFAC for this purpose, the Company does not intend to engage in any further business activities with CBS.

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

For certain of NCR’s long-term contracts, primarily related to the acquisition of Retalix, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenues and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

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

Allowance for Doubtful Accounts We evaluate the collectability of our accounts receivable based on a number of factors. We establish provisions for doubtful accounts using percentages of our accounts receivable balance as an overall proxy to reflect historical average credit losses and also use management judgment that may include elements that are uncertain, including specific provisions for known issues. The percentages are applied to aged accounts receivable balances. Aged accounts are determined based on the number of days the receivable is outstanding, measured from the date of the invoice, or from the date of revenue recognition. As the age of the receivable increases, the provision percentage also increases. This policy is applied consistently among all of our operating segments.

Based on the factors below, we periodically review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors include economic conditions and judgments regarding collectability of account balances, each customer’s payment history and creditworthiness.

The allowance for doubtful accounts was $18 million as of December 31, 2013, $16 million as of December 31, 2012, and $16 million as of December 31, 2011. These allowances represent, as a percentage of gross receivables, 1.3% in 2013, 1.5% in 2012, and 1.5% in 2011.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. We continually evaluate our reserves for doubtful accounts and economic deterioration could lead to the need to increase our allowances.

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

Total warranty costs were $39 million in 2013, $46 million in 2012, and $42 million in 2011. Warranty costs as a percentage of total product revenues were 1.3% in 2013, 1.6% in 2012, and 1.6% in 2011. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment and postretirement expense impacts all of our segments. Pension expense is reported at the corporate level and is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 13, “Segment Information and Concentrations,” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2013 expense were discount rates of 3.8% for our U.S. pension plans and 2.6% for our postretirement plan. We used an expected return on assets assumption of 3.8% for our U.S. plans in 2013. The U.S. plans represented 57% and 100% of total pension and postretirement plan obligations, respectively, as of December 31, 2013. We recognized changes in the fair value of plan assets and net actuarial gains or losses of our pension plans upon remeasurement, which is at least annually in the fourth quarter of each year. The remaining components of pension expense, primarily net service cost, interest cost, and the expected return on plan assets, were recorded on a quarterly basis as ongoing pension expense. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2013 ongoing pension expense by approximately $5 million and would have had an immaterial impact on 2013 postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2013 ongoing pension expense by approximately $7 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. Changes in assumptions or asset values may have a significant effect on the annual measurement of expense or income in the fourth quarter.

We intend to use discount rates of 4.6% and 3.4% in determining the 2014 U.S. qualified plan pension and postretirement expense, respectively, and an expected rate of return on assets assumption of 4.6% for the U.S. qualified plan. The most significant assumption used in developing our 2014 postemployment plan expense is the assumed rate of involuntary turnover of 4.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2013 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding would be material and is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of such a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue the amount at the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) with respect to a particular insurance settlement described in Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin.

As described below and in Note 10, "Commitments and Contingencies," while substantial progress has been made in the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated to and paid by other PRPs; the solvency and willingness to pay of other PRPs, co-obligors or indemnitors; and the extent of NCR’s eventual liability in the allocation litigation, including the outcome of the various appeals of the court orders and judgments in the allocation litigation and in the government enforcement action described in Note 10, "Commitments and Contingencies."

Our net reserve for the Fox River matter as of December 31, 2013 was approximately $112 million as further discussed in Note 10, "Commitments and Contingencies." The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

In determining our reserve, we attempt to estimate a range of reasonably possible outcomes for relevant factors, although each range is itself highly uncertain. We use our best estimate within the range if that is possible. Where there is a range of equally likely outcomes, and there is no amount within that range that appears to be a better estimate than any other amount, we use the low end of the range. Our eventual liability for remediation, which we expect will be paid out over a period continuing into 2017 or later (and a longer period thereafter for long-term monitoring), will depend on a number of factors, the most significant of which are described in Note 10, "Commitments and Contingencies."

AT&T Corp. (AT&T) and Alcatel-Lucent are each responsible for indemnifying NCR for a portion of amounts NCR incurs for the Fox River matter over a certain threshold, which was reached in the fourth quarter of 2012. NCR’s estimate of what AT&T and Alcatel-Lucent will pay under the indemnity totaled approximately $51 million as of December 31, 2013, and is deducted in determining the net reserve discussed above.

While it remains difficult to predict, there could be significant changes in the future to some of the assumptions underlying the reserve that could have a material effect on the amount of our reserve. Also, there are other estimates for some of these factors that are significantly higher than the estimates described herein. It is the opinion of the Company that the Fox River matter will have a moderate, but manageable, impact on our liquidity and capital resources, assuming that the Company's expenditures with respect to the Fox River matter are required to be paid over the time frame currently contemplated. However, if such an amount were required to be paid in a shorter time period or if any of NCR's co-obligors or indemnitors defaulted on or otherwise did not perform their contractual obligations, it could have a material impact on our liquidity and capital resources.

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

We had valuation allowances of $364 million as of December 31, 2013 and $399 million as of December 31, 2012, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2013, our net deferred tax assets in the United States totaled approximately $555 million. For the three year period ended December 31, 2013, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator of our ability to realize the benefits of those assets. We further evaluated the realizability by weighing both positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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

The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2013, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $1.9 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

Refer to Note 7, "Income Taxes," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

Stock-based Compensation We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for which awards are expected to vest. We utilize the Black-Scholes option pricing model to estimate the fair value of options at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected holding period. We estimate forfeitures for awards granted which are not expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ from our current estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Description of Business and Significant Accounting Policies,”of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would result in a corresponding increase or decrease of $2 million as of December 31, 2013 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in 2013 compared to 2012 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on 2013 revenue versus 2012 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.
Interest Rate Risk
We are subject to interest rate risk principally in relation to variable-rate debt under our senior secured credit facility. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of our senior secured credit facility. The interest rate swap effectively converts a designated portion of the credit facility from a variable interest rate to a fixed interest rate instrument. Approximately 46% of our borrowings under the credit facility were effectively on a fixed rate basis as of December 31, 2013. As of December 31, 2013, the net fair value of the interest rate swap was a liability of $10 million.
The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $11 million as of December 31, 2013. The annual increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $6 million as of December 31, 2013.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2013, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans effective January 1, 2013.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2014

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31 (in millions except per share amounts)	2013	2012	2011
Product revenue	$2,912	$2,854	$2,592
Service revenue	3,211	2,876	2,699
Total revenue	6,123	5,730	5,291
Cost of products	2,152	2,144	2,022
Cost of services	2,231	1,941	2,318
Selling, general and administrative expenses	871	742	890
Research and development expenses	203	155	209
Total operating expenses	5,457	4,982	5,439
Income (loss) from operations	666	748	(148)
Interest expense	(103)	(42)	(13)
Other (expense) income, net	(9)	(8)	(3)
Income (loss) from continuing operations before income taxes	554	698	(164)
Income tax expense (benefit)	98	223	(66)
Income (loss) from continuing operations	456	475	(98)
(Loss) income from discontinued operations, net of tax	(9)	6	(93)
Net income (loss)	447	481	(191)
Net income (loss) attributable to noncontrolling interests	4	—	(1)
Net income (loss) attributable to NCR	$443	$481	$(190)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$452	$475	$(97)
(Loss) income from discontinued operations, net of tax	(9)	6	(93)
Net income (loss)	$443	$481	$(190)
Net income (loss) per share attributable to NCR common stockholders:
Net income (loss) per common share from continuing operations
Basic	$2.73	$2.98	$(0.61)
Diluted	$2.67	$2.90	$(0.61)
Net income (loss) per common share
Basic	$2.68	$3.02	$(1.20)
Diluted	$2.62	$2.94	$(1.20)
Weighted average common shares outstanding
Basic	165.4	159.3	158.0
Diluted	169.3	163.8	158.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2013	2012	2011
Net income (loss)	$447	$481	$(191)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(53)	(8)	(17)
Derivatives
Unrealized gain (loss) on derivatives	2	(14)	(12)
Losses on derivatives arising during the period	6	1	4
Less income tax (expense) benefit	(3)	3	3
Securities
Unrealized gain (loss) on securities	3	—	(1)
Less income tax (expense) benefit	(1)	—	—
Employee benefit plans
Prior service (cost) benefit during the year	(5)	(2)	37
Amortization of prior service benefit	(30)	(17)	(14)
Net gain arising during the year	82	—	24
Amortization of actuarial loss	8	14	17
Less income tax (expense) benefit	(17)	1	(20)
Other comprehensive (loss) income	(8)	(22)	21
Total comprehensive income (loss)	439	459	(170)
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	4	—	(1)
Currency translation adjustments	(7)	(4)	2
Amounts attributable to noncontrolling interests	(3)	(4)	1
Comprehensive income (loss) attributable to NCR common stockholders	$442	$463	$(171)

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$528	$1,069
Restricted cash	1,114	—
Accounts receivable, net	1,339	1,086
Inventories	790	797
Other current assets	568	454
Total current assets	4,339	3,406
Property, plant and equipment, net	352	308
Goodwill	1,534	1,003
Intangibles, net	494	304
Prepaid pension cost	478	368
Deferred income taxes	441	532
Other assets	470	448
Total assets	$8,108	$6,369
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$34	$72
Accounts payable	670	611
Payroll and benefits liabilities	191	186
Deferred service revenue and customer deposits	525	455
Other current liabilities	461	418
Total current liabilities	1,881	1,742
Long-term debt	3,320	1,891
Pension and indemnity plan liabilities	532	805
Postretirement and postemployment benefits liabilities	169	246
Income tax accruals	189	138
Environmental liabilities	121	171
Other liabilities	99	79
Total liabilities	6,311	5,072
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	14	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share,100.0 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 166.6 and 162.8 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	2
Paid-in capital	433	358
Retained earnings	1,372	929
Accumulated other comprehensive loss	(38)	(37)
Total NCR stockholders’ equity	1,769	1,252
Noncontrolling interests in subsidiaries	14	30
Total stockholders’ equity	1,783	1,282
Total liabilities and stockholders’ equity	$8,108	$6,369
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2013	2012	2011
Operating activities
Net income (loss)	$447	$481	$(191)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	9	(6)	93
Depreciation and amortization	208	166	128
Stock-based compensation expense	41	49	33
Excess tax benefit from stock-based compensation	—	—	(1)
Deferred income taxes	3	144	(130)
Gain on sale of property, plant and equipment and other assets	(14)	(10)	(5)
Impairment of long-lived and other assets	—	7	—
Changes in operating assets and liabilities:
Receivables	(136)	(53)	(57)
Inventories	10	(42)	4
Current payables and accrued expenses	21	86	50
Deferred service revenue and customer deposits	36	31	34
Pension and indemnity plans	(397)	(994)	452
Other assets and liabilities	53	(39)	(22)
Net cash provided by (used in) operating activities	281	(180)	388
Investing activities
Expenditures for property, plant and equipment	(116)	(80)	(61)
Proceeds from sales of property, plant and equipment	10	8	2
Additions to capitalized software	(110)	(80)	(62)
Business acquisitions, net of cash acquired	(780)	(108)	(1,085)
Change in restricted cash	(1,114)	—	—
Other investing activities, net	5	4	—
Net cash used in investing activities	(2,105)	(256)	(1,206)
Financing activities
Repurchases of Company common stock	—	—	(70)
Tax withholding payments on behalf of employees	(30)	(12)	—
Repayment of short-term borrowings	(1)	—	—
Excess tax benefit from stock-based compensation	—	—	1
Proceeds from employee stock plans	57	53	18
Payments on term credit facilities	(35)	—	—
Borrowings on term credit facilities	329	150	700
Payments on revolving credit facility	(1,009)	(860)	(260)
Borrowings on revolving credit facility	1,009	720	400
Proceeds from bond offerings	1,100	1,100	—
Debt issuance costs	(36)	(19)	(29)
Proceeds from sale of noncontrolling interest	—	—	43
Purchase of noncontrolling interest	(24)	—	—
Dividend distribution to minority shareholder	(3)	(1)	(1)
Net cash provided by financing activities	1,357	1,131	802
Cash flows from discontinued operations
Net cash used in operating activities	(52)	(114)	(37)
Net cash provided by (used in) investing activities	—	99	(40)
Net cash used in discontinued operations	(52)	(15)	(77)
Effect of exchange rate changes on cash and cash equivalents	(22)	(9)	(5)
(Decrease) increase in cash and cash equivalents	(541)	671	(98)
Cash and cash equivalents at beginning of period	$1,069	$398	$496
Cash and cash equivalents at end of period	$528	$1,069	$398

Supplemental data
Cash paid during the year for:
Income taxes	$70	$32	$55
Interest	$71	$15	$5

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2010	160	$2	$281	$638	$(38)	$33	$916
Comprehensive income (loss):
Net income (loss)	—	—	—	(190)	—	1	(189)
Other comprehensive income (loss)	—	—	—	—	19	2	21
Total comprehensive income (loss)	—	—	—	(190)	19	3	(168)
Employee stock purchase and stock compensation plans	1	—	53	—	—	—	53
Repurchase of Company common stock	(3)	—	(70)	—	—	—	(70)
Dividend distribution to minority shareholder	—	—	—	—	—	(1)	(1)
Sale of redeemable noncontrolling interests	—	—	23	—	—	—	23
December 31, 2011	158	$2	$287	$448	$(19)	$35	$753
Comprehensive income (loss):
Net income (loss)	—	—	—	481	—	—	481
Other comprehensive income (loss)	—	—	—	—	(18)	(4)	(22)
Total comprehensive income (loss)	—	—	—	481	(18)	(4)	459
Employee stock purchase and stock compensation plans	5	—	71	—	—	—	71
Dividend distribution to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2012	163	$2	$358	$929	$(37)	$30	$1,282
Comprehensive income (loss):
Net income (loss)	—	—	—	443	—	3	446
Other comprehensive income (loss)	—	—	—	—	(1)	(5)	(6)
Total comprehensive income (loss)	—	—	—	443	(1)	(2)	440
Employee stock purchase and stock compensation plans	4	—	83	—	—	—	83
Purchase of subsidiary shares from minority shareholder	—	—	(8)	—	—	(20)	(28)
Acquisition of noncontrolling interest	—	—	—	—	—	9	9
Dividend distribution to minority shareholder	—	—	—	—	—	(3)	(3)
December 31, 2013	167	$2	$433	$1,372	$(38)	$14	$1,783
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale (POS) devices and POS software, self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. NCR also resells third-party networking products and provides related service offerings in the telecommunications and technology sector.

NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

On February 6, 2013, the Company completed the acquisition of Retalix Ltd. (Retalix). As a result of the acquisition, the results of Retalix are included for the period from February 6, 2013 to December 31, 2013. See Note 4, "Business Combinations and Divestitures," for additional information.

Use of Estimates The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (otherwise known as GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 18, "Subsequent Events," no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Out of Period Adjustments During the fourth quarter of 2013, the Company recorded a $15 million income tax benefit related to the release of a valuation allowance on specific deferred tax assets in NCR’s subsidiary in Japan that should have been released in a prior period. The Company determined the impact of this error was not material to the annual or interim financial statements of previous periods and the effect of correcting this error was not material to the 2013 annual financial statements.

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

During the fourth quarter of 2011, the Company recorded charges of approximately $2 million in other (expense) income, net related to foreign currency fluctuations from several inter-company transactions that were incorrectly included in the cumulative translation adjustment balance. Additionally, the Company recorded an increase in selling, general and administrative expenses of approximately $4 million to correct certain tax accounts in Brazil determined to be unrecoverable. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors in 2011 was not material to the 2011 annual financial statements.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

For certain of NCR’s long-term contracts, primarily related to the acquisition of Retalix, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenues and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2013, 2012, and 2011, the revenue recognized from bill and hold transactions approximated 1% or less of total revenue.

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

Restricted Cash Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Refer to Note 6, "Debt Obligations" for further discussion.

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

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized on a sum-of-the-years' digits or straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The following table identifies the activity relating to total capitalized software:

In millions	2013	2012	2011
Beginning balance as of January 1	$142	$118	$107
Capitalization	110	80	62
Amortization	(59)	(56)	(51)
Ending balance as of December 31	$193	$142	$118

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

For the fourth quarter of 2013 and 2012, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

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

Property, Plant and Equipment Property, plant and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $68 million, $64 million, and $58 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. Dollar is the functional currency, remeasurement adjustments are recorded in other (expense) income, net.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations) gains and losses are recorded in the currency translation adjustment component of accumulated other comprehensive income (loss). Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other (expense) income, net as exchange rates change.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 10, "Commitments and Contingencies," and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2013 cannot currently be reasonably determined or are not currently considered probable.

Legal fees and expenses related to loss contingencies are typically expensed as incurred, except for certain costs associated with NCR’s environmental remediation obligations. Costs and fees associated with litigating the extent and type of required remedial actions and the allocation of remediation costs among potentially responsible parties are typically included in the measurement of the environmental remediation liabilities.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. See Note 8, "Employee Stock Compensation Plans" for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows for the years ended December 31:

In millions, except per share amounts	2013	2012	2011
Income (loss) from continuing operations	$452	$475	$(97)
(Loss) income from discontinued operations, net of tax	(9)	6	(93)
Net income (loss) attributable to NCR common stockholders	$443	$481	$(190)
Weighted average outstanding shares of common stock	165.4	159.3	158.0
Dilutive effect of employee stock options and restricted stock	3.9	4.5	—
Diluted weighted average number of shares outstanding	169.3	163.8	158.0
Basic earnings (loss) per share:
From continuing operations	$2.73	$2.98	$(0.61)
From discontinued operations	(0.05)	0.04	(0.59)
Total basic earnings (loss) per share	$2.68	$3.02	$(1.20)
Diluted earnings (loss) per share:
From continuing operations	$2.67	$2.90	$(0.61)
From discontinued operations	(0.05)	0.04	(0.59)
Total diluted earnings (loss) per share	$2.62	$2.94	$(1.20)

For 2011, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as restricted stock and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the year ended December 31, 2011, the fully diluted shares would have been 161.0 million shares.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

For 2013, there were no anti-dilutive options. For 2012 and 2011, outstanding options to purchase approximately 1.2 million, and 3.7 million shares of common stock, respectively, were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. For all periods presented, the Company’s outstanding stock-based compensation awards are classified as equity except for certain awards granted to non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite service period. See Note 8, "Employee Stock Compensation Plans" for further information on NCR’s stock-based compensation plans.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in NCR Manaus to Scopus, we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized $124 million, $145 million and $35 million in revenue related to Bradesco for the years ended December 31, 2013, 2012 and 2011, respectively, and we had $9 million in receivables outstanding from Bradesco as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We adopted this standards update and included the additional disclosure, as required, beginning with the first quarter of 2013. See Note 15, "Accumulated Other Comprehensive Income (Loss)" for further information.

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure those joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The total amount of the obligation is determined as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. Examples of obligations subject to these requirements include debt arrangements, settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2014 is not expected to have a material impact on our consolidated financial statements.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Under our new pension accounting methods, we will recognize changes in the fair value of plan assets and net actuarial gains or losses upon remeasurement, which is at least annually in the fourth quarter of each year. These new accounting methods will result in changes in the fair value of plan assets and net actuarial gains and losses being recognized in expense faster than under our previous amortization method. The remaining components of pension expense, primarily net service cost, interest cost, and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense. While our previous policy of recognizing pension expense was acceptable, we believe that these new policies are preferable as they accelerate the recognition in our operating results of changes in the fair value of plan assets and actuarial gains and losses.

These changes have been reported through retrospective application of the new policies to all periods presented. We recorded a cumulative reduction of retained earnings as of December 31, 2010 (the most recent measurement date prior to the change) of $1,297 million related to these changes in accounting methodology. The impact of all adjustments made to the financial statements presented is summarized below (amounts in millions, except per share data):

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

In millions, except per share amounts	2013		2012		2011
	Previous Accounting Method	As Reported	Previously Reported	Adjusted	Previously Reported	Adjusted
Consolidated Statements of Operations:
Cost of products	$2,164	$2,152	$2,177	$2,144	$2,011	$2,022
Cost of services	2,403	2,231	2,208	1,941	2,098	2,318
Selling, general and administrative expenses	957	871	894	742	794	890
Research and development expenses	236	203	219	155	176	209
Total operating expenses	5,760	5,457	5,498	4,982	5,079	5,439
Income (loss) from operations	363	666	232	748	212	(148)
Income (loss) from continuing operations before income taxes	251	554	182	698	196	(164)
Income tax expense (benefit)	6	98	42	223	51	(66)
Income (loss) from continuing operations	245	456	140	475	145	(98)
Net income (loss)	236	447	146	481	52	(191)
Net income (loss) attributable to NCR	$232	$443	$146	$481	$53	$(190)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	241	452	140	475	146	(97)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$1.46	$2.73	$0.88	$2.98	$0.92	$(0.61)
Diluted	$1.42	$2.67	$0.85	$2.90	$0.91	$(0.61)
Net income (loss) per common share
Basic	$1.40	$2.68	$0.92	$3.02	$0.34	$(1.20)
Diluted	$1.37	$2.62	$0.89	$2.94	$0.33	$(1.20)
Consolidated Statements of Comprehensive Income:
Net income (loss)	$236	$447	$146	$481	$52	$(191)
Employee benefit plans
Net gain (loss) arising during the year	219	82	91	—	(425)	24
Amortization of actuarial loss	174	8	255	14	212	17
Less income tax (expense) benefit	(109)	(17)	(148)	1	67	(20)
Other comprehensive (loss) income	203	(8)	241	(22)	(155)	21
Total comprehensive income (loss)	439	439	387	459	(103)	(170)
Comprehensive income (loss) attributable to NCR common stockholders	$442	$442	$391	$463	$(104)	$(171)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2013		December 31, 2012
Consolidated Balance Sheets:	Previous Accounting Method	As Reported	Previously Reported	Adjusted
Retained earnings	2,312	1,372	2,134	929
Accumulated other comprehensive loss	(978)	(38)	(1,247)	(37)

Consolidated Statements of Cash Flows:	2013		2012		2011
	Previous Accounting Method	As Reported	Previously Reported	Adjusted	Previously Reported	Adjusted
Net income (loss)	236	447	146	481	52	(191)
Deferred income taxes	(89)	3	(37)	144	(13)	(130)
Pension and indemnity plans	(94)	(397)	(478)	(994)	92	452

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

3. SUPPLEMENTAL FINANCIAL INFORMATION (in millions)

For the years ended December 31	2013	2012	2011
Other (expense) income, net
Interest income	$6	$6	$5
Impairment of an investment (Note 12)	—	(7)	—
Other, net	(15)	(7)	(8)
Total other (expense) income, net	$(9)	$(8)	$(3)

At December 31		2013	2012
Accounts Receivable
Trade		$1,318	$1,056
Other		39	46
Accounts Receivable, gross		1,357	1,102
Less: allowance for doubtful accounts		(18)	(16)
Total accounts receivable, net		$1,339	$1,086

Inventories
Work in process and raw materials		$135	$187
Finished goods		202	167
Service parts		453	443
Total inventories		$790	$797

Other current assets
Current deferred tax assets		$262	$223
Other		306	231
Total other current assets		$568	$454

Property, plant and equipment
Land and improvements		$40	$42
Buildings and improvements		237	231
Machinery and other equipment		722	636
Property, plant and equipment, gross		999	909
Less: accumulated depreciation		(647)	(601)
Total property, plant and equipment, net		$352	$308

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

4. BUSINESS COMBINATIONS AND DIVESTITURES

2013 Acquisitions

Following is a brief description of the Company's noteworthy acquisitions completed during the 2013 fiscal year:

Acquisition of Retalix Ltd. On February 6, 2013, NCR completed the acquisition of Retalix Ltd. ("Retalix"), for which it paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds of the December 2012 offer and sale of NCR's 4.625% senior unsecured notes and borrowings under NCR's senior secured credit facility. As a result of the acquisition, Retalix became an indirect wholly owned subsidiary of NCR. Retalix is a leading global provider of innovative retail software. The acquisition is consistent with NCR's continued transformation to a hardware-enabled, software-driven business. Retalix's strength with blue-chip retailers is highly complementary and provides additional sales opportunities across the combined installed base.

Recording of Assets Acquired and Liabilities Assumed

The fair value of consideration transferred to acquire Retalix was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. This allocation is final as of December 31, 2013.

The allocation of the purchase price for Retalix is as follows:

In millions	Fair Value
Cash and cash equivalents	$127
Accounts receivable	107
Other tangible assets	56
Acquired goodwill	461
Acquired intangible assets other than goodwill	205
Deferred tax liabilities	(52)
Liabilities assumed	(116)
Total purchase consideration	$788

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $35 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 5, "Goodwill and Other Long-Lived Assets" for the carrying amounts of goodwill by segment as of December 31, 2013.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

The Company incurred a total of $9 million of transaction expenses to date relating to the acquisition, of which $6 million and $3 million are included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the years ended December 31, 2013 and 2012, respectively. See Note 13, "Segment Information and Concentrations" for additional information regarding revenues and operating income related to Retalix for the year ended December 31, 2013.

Unaudited Pro forma Information

The following unaudited pro forma information presents the consolidated results of NCR and Retalix for the years ended December 31, 2013 and 2012. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2012, are as follows:

	For the year ended December 31
In millions	2013	2012
Revenue	$6,156	$5,992
Net income attributable to NCR	$447	$443

The unaudited pro forma results for the year ended December 31, 2013 include:

•	$13 million in additional revenue associated with deferred revenue acquired, assuming the deferred revenue was acquired on January 1, 2012,

•	$2 million, net of tax, in additional amortization expense for acquired intangible assets and

•	$5 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the year ended December 31, 2012 include:

•	$16 million in reduced revenue associated with deferred revenue acquired,

•	$15 million, net of tax, in additional amortization expense for acquired intangible assets,

•	$20 million, net of tax, in interest expense from the 4.625% senior unsecured notes and senior secured credit facility, and

•	$5 million, net of tax, in transaction costs.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Acquisition of Alaric Systems Limited On December 2, 2013, the Company acquired all of the outstanding share capital of Alaric Systems Limited ("Alaric Systems") in exchange for approximately $84 million, plus related acquisition costs. Alaric Systems is a provider of secure transaction switching and fraud prevention software. Goodwill recognized related to this acquisition was $55 million, of which it is expected that zero will be deductible for tax purposes. The goodwill and their results from the date of acquisition has been reported within our Financial Services segment. As a result of the Alaric Systems acquisition, NCR recorded $37 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 8 years. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

Other Acquisitions During the year ended December 31, 2013, the Company completed five additional acquisitions for aggregate purchase consideration of approximately $38 million, plus related acquisition costs. Approximately $6 million was withheld by the Company as a source of recovery for possible claims under the related acquisition agreements and will be paid to the respective sellers pursuant to the terms of such agreements. Goodwill recognized related to these acquisitions was $23 million, of which it is expected that $19 million will be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. As a result of these five additional acquisitions, NCR recorded $14 million related to identifiable intangible assets consisting primarily of customer relationships, which have a weighted-average amortization period of 3 years. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Consolidated Statements of Operations.

2012 Acquisitions

Following is a brief description of the Company's noteworthy acquisitions completed during the 2012 fiscal year:

Acquisition of POS and RDS On February 7, 2012, the Company acquired all of the outstanding capital stock of POS Integrated Solutions Do Brasil Comercio E Servicos De Informatica S.A. ("POS") and RDS South America Comercio E Servicos De Informatica S.A. ("RDS") for aggregate purchase consideration of approximately $1 million, plus related acquisition costs.  POS and RDS were resellers of certain of the Company's hardware and software, and their results have been reported within our Hospitality segment since the date of the acquisitions.

Acquisition of Wyse Sistemas de Informatica Ltda. On May 31, 2012, the Company acquired all of the outstanding units of membership interest of Wyse Sistemas de Informatica Ltda. ("Wyse") for aggregate purchase consideration of approximately $13 million, plus related acquisition costs.  Wyse was a developer and provider of point of sale software specifically designed for the hospitality market in Brazil, and their results have been reported within our Hospitality segment since the date of the acquisition.

Hospitality Reseller Acquisitions During 2012, the Company acquired the assets of six of its domestic Hospitality resellers in separate transactions for aggregate purchase consideration of approximately $28 million, plus related acquisition costs.

Acquisition of Transoft, Inc. On September 7, 2012, the Company acquired substantially all of the assets of Transoft, Inc. for aggregate purchase consideration of approximately $40 million, plus related acquisition costs, of which the Company will recognize $7 million as compensation expense included within selling, general and administrative expenses over a period of two years from the acquisition date. Transoft, Inc. was a global leader in cash management software for financial institutions, and their results have been reported within our Financial Services segment since the date of the acquisition.

Acquisition of uGenius Technology, Inc. On, December 31, 2012, the Company acquired substantially all of the assets of uGenius Technology, Inc. (uGenius) for aggregate purchase consideration of approximately $37 million, including the settlement of NCR's pre-existing 8.7% equity investment in uGenius Technology, LLC, plus related acquisition costs. uGenius was a provider of video banking solutions, and their results have been reported within our Financial Services segment since the date of the acquisition.

Approximately $11 million of the aggregate purchase consideration was withheld by the Company as a source of recovery for possible claims under the acquisition agreements for the 2012 acquisitions noted above, and will be paid to the respective sellers pursuant to the terms of such agreements. As a result of the above noted 2012 acquisitions, NCR recorded $34 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 7 years.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The operating results of the businesses acquired in 2012 have been included within NCR’s results as of the closing date of each acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Consolidated Statements of Operations. The purchase price of these businesses, reported in business acquisitions, net of cash acquired within investing activities in the Consolidated Statements of Cash Flows, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Goodwill recognized in the Company's 2012 acquisitions was $85 million, of which it is expected that $55 million of the goodwill will be deductible for tax purposes.

2011 Acquisitions

Following is a brief description of the Company's noteworthy acquisitions completed during the 2011 fiscal year:

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

See Note 5, "Goodwill and Other Long-Lived Assets" for additional information related to the carrying amounts of goodwill by segment.

The intangible assets acquired include the following:

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The Company incurred a total of $30 million of transaction expenses relating to the acquisition, which are included in selling, general and administrative expenses in the results of operations for the year ended December 31, 2011. See Note 13, "Segment Information and Concentrations" for additional information regarding revenues and operating income related to Radiant for the year ended December 31, 2011.
Unaudited Pro forma Information
The following unaudited pro forma information presents the consolidated results of NCR and Radiant for the year ended December 31, 2011. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.
The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2010, are as follows:

In millions	Year ended December 31, 2011
Revenue	$5,538
Net income attributable to NCR	$(179)

The unaudited pro forma results for the year ended December 31, 2011 include:

•	$25 million, net of tax, in additional amortization expense for acquired intangible assets,

•	$37 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period,

•	$10 million, net of tax, in additional interest expense from the senior secured credit facility, and

•	$7 million, net of tax, in eliminated accelerated vesting of stock options and restricted stock unit compensation expense directly attributable to the acquisition.

Divestitures

On February 3, 2012, NCR entered into an Asset Purchase Agreement (the “Agreement”) with Redbox Automated Retail, LLC (“Purchaser”) pursuant to which NCR agreed to sell certain assets of its Entertainment business (the "Entertainment Business"), including, but not limited to, substantially all of NCR's DVD kiosks, certain retailer contracts, select DVD inventory and certain intellectual property to Purchaser (the “Transaction”). Pursuant to the terms of the Agreement, as amended on June 22, 2012, and upon the terms and conditions thereof, on June 22, 2012, NCR completed the disposition of the assets of its Entertainment Business to Purchaser for cash consideration of $100 million. As of the date of the sale, total assets sold of $67 million included $51 million of property, plant and equipment, $15 million of inventory, and $1 million of intangible assets.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

We determined that the cash inflows under the transition services agreement and the manufacturing and services agreement will not constitute significant continuing involvement with the operations of the Entertainment Business after the sale. In addition, the ongoing cash inflows related to the Entertainment Business under the manufacturing and services agreement are substantially unrelated to the business sold. Therefore, we have reclassified the operating results of the Entertainment Business, for all historical periods, to income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2011, we determined that disposal of the Entertainment business was probable, and we assessed the assets of the business for impairment, which resulted in charges which reduced the carrying values of goodwill, long-lived assets and certain inventories by an aggregate amount of $88 million.

The following table includes the results of the Entertainment Business, which we historically included in our Entertainment segment:

In millions	For the year ended December 31
	2012	2011
Revenue	$62	$152
Operating expenses	101	299
Loss from operations	(39)	(147)
Gain from divestiture of the business	33	—
Loss before income taxes	(6)	(147)
Income tax benefit	(2)	(51)
Loss from discontinued operations, net of tax	$(4)	$(96)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

5. GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill

The carrying amounts of goodwill by segment as of December 31, 2013 and 2012 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	January 1, 2013						December 31, 2013
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$202	$—	$202	$55	$—	$(2)	$255	$—	$255
Retail Solutions	120	(3)	117	461	—	—	581	(3)	578
Hospitality	659	—	659	23	—	(6)	676	—	676
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$1,011	$(8)	$1,003	$539	$—	$(8)	$1,542	$(8)	$1,534

	January 1, 2012						December 31, 2012
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$152	$—	$152	$50	$—	$—	$202	$—	$202
Retail Solutions	120	(3)	117	—	—	—	120	(3)	117
Hospitality	619	—	619	35	—	5	659	—	659
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total	$921	$(8)	$913	$85	$—	$5	$1,011	$(8)	$1,003

Long-Lived Assets

NCR’s identifiable intangible assets, reported in other assets in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as follows. The increase in the gross carrying amount is primarily due to the acquisitions detailed in Note 4, "Business Combinations and Divestitures."

	Amortization Period (in Years)	December 31, 2013		December 31, 2012
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$328	$(37)	$179	$(17)
Intellectual property	2 - 7	275	(118)	180	(80)
Tradenames	2 - 10	61	(15)	49	(8)
Non-compete arrangements	2 - 5	8	(8)	8	(7)
Total identifiable intangible assets		$672	$(178)	$416	$(112)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	December 31, 2013	For the years ended December 31 (estimated)
In millions		2014	2015	2016	2017	2018
Amortization expense	$66	$73	$73	$67	$58	$41

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

6. DEBT OBLIGATIONS

Short-Term Borrowings

The following table summarizes the Company's short-term borrowings:

	December 31, 2013		December 31, 2012
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of Senior Secured Credit Facility (1)	$28	2.55%	$70	3.06%
Other (2)	6	7.11%	2	3.22%
Total short-term borrowings	$34		$72

Long-Term Debt

The following table summarizes the Company's long-term debt:

	December 31, 2013		December 31, 2012
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,087	2.55%	$780	3.06%
Revolving credit facility due 2018	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		—
6.375% Senior Notes due 2023	700		—
Other (2)	33	7.21%	11	6.13%
Total long-term debt	$3,320		$1,891

(1)
Interest rates are weighted average interest rates as of December 31, 2013 and 2012 related to the Senior Secured Credit Facility, which incorporates the impact of the interest rate swap. Refer to Note 11, "Derivatives and Hedging Instruments," for additional details.

(2)	Interest rates are weighted average interest rates as of December 31, 2013 and 2012 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility In August 2011, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders. On July 25, 2013, the Company amended and restated the senior secured credit facility, and refinanced its term loan facility and revolving credit facility thereunder. On December 4, 2013, in connection with the then pending acquisition of Digital Insight, the senior secured credit facility was further amended (as amended, the Senior Secured Credit Facility). As of December 31, 2013, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.12 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2013, outstanding letters of credit totaled approximately $22 million.

On December 4, 2013, in connection with the amendment of the Senior Secured Credit Facility, the Company entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement created an additional $250 million of term loan commitments, which were drawn, along with $300 million from the revolving credit facility, on January 10, 2014 in connection with the completion of the acquisition of Digital Insight. Refer to Note 18, "Subsequent Events" for further details.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. As of December 31, 2013, the repayment schedule required quarterly installments of approximately $14 million beginning September 30, 2014, approximately $21 million beginning September 30, 2015, and approximately $28 million beginning September 30, 2016, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.
The Company's obligations under the Senior Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company’s U.S. assets and the assets of the guarantor subsidiaries, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to June 30, 2014, 4.85 to 1.00, (ii) in the case of any fiscal quarter ending after June 30, 2014 and on or prior to December 31, 2014, (a) the sum of (x) 4.50 and (y) an amount (not to exceed 0.25) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iv) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (v) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•
an interest coverage ratio on the last day of any fiscal quarter to be less than (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, 3.00 to 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2014, 3.50 to 1.00.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes) and on December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). On December 19, 2013, the Company, through its newly formed wholly owned subsidiary, NCR Escrow Corp., issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes). The aggregate principal amount from the 5.875% and 6.375% Notes was initially deposited into a segregated escrow account of NCR Escrow Corp., and was held in that escrow account at December 31, 2013 to be used solely for the pending acquisition of Digital Insight Corporation. The aggregate principal amount plus accrued interest funded to the escrow account have therefore been classified as restricted cash in the Consolidated Balance Sheet as of December 31, 2013. Refer to Note 18, "Subsequent Events" for additional details.

The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured senior basis, by our subsidiary, NCR International, Inc. Effective, December 31, 2013, Radiant Systems, Inc., formerly a guarantor subsidiary of certain of the senior unsecured notes and, in such capacity, a party to the registration rights agreements described below, was merged with and into the Company with the Company continuing as the surviving corporation.

The Company has the option to redeem the 5.00% Notes, in whole or in part, at any time on or after July 15, 2017, at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on July 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to July 15, 2017, the Company may redeem the 5.00% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to July 15, 2015, the Company may redeem the 5.00% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 105% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The Company has the option to redeem the 4.625% Notes, in whole or in part, at any time on or after February 15, 2017, at a redemption price of 102.313%, 101.156% and 100% during the 12-month periods commencing on February15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, the Company may redeem the 4.625% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to February 15, 2016, the Company may redeem the 4.625% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 104.625% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The Company has the option to redeem the 5.875% Notes, in whole or in part, at any time on or after December 15, 2017, at a redemption price of 102.938%, 101.469% and 100% during the 12-month periods commencing on December15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2017, the Company may redeem the 5.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to December 15, 2016, the Company may redeem the 5.875% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 105.875% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The Company has the option to redeem the 6.375% Notes, in whole or in part, at any time on or after December 15, 2018, at a redemption price of 103.188%, 102.125%, 101.063% and 100% during the 12-month periods commencing on December15, 2018, 2019, 2020 and 2021 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2018, the Company may redeem the 6.375% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to December 15, 2016, the Company may redeem the 6.375% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 106.375% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The terms of the indentures for these senior unsecured notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets. These covenants are subject to significant exceptions and qualifications.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

For example, if the senior unsecured notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

In connection with the issuances of the 5.875% and 6.375% Notes, the Company entered into registration rights agreements with J.P. Morgan Securities LLC as representative of the initial purchasers of the applicable notes, and NCR International, Inc. and Radiant Systems, Inc. in their capacities as future subsidiary guarantors. Each registration rights agreement requires the Company and the subsidiary guarantors, at their cost, to among other things:

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

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at December 31, 2013 are summarized below:

		For the years ended December 31
In millions	Total	2014	2015	2016	2017	2018	Thereafter
Debt maturities	$3,354	$34	$76	$104	$118	$814	$2,208

Fair Value of Debt
The fair value of debt is based on a discounted cash flow model that incorporates a market yield curve based on the Company’s credit rating with adjustments for duration. As of December 31, 2013 and 2012, the fair value of debt was $3.33 billion and $1.97 billion, respectively, and has been measured using significant other observable inputs (Level 2).

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

7. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2013	2012	2011
Income (loss) before income taxes
United States	$29	$280	$(418)
Foreign	525	418	254
Total income (loss) from continuing operations before income taxes	$554	$698	$(164)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2013	2012	2011
Income tax expense (benefit)
Current
Federal	$(13)	$6	$2
State	3	—	1
Foreign	105	73	61
Deferred
Federal	19	155	(128)
State	(4)	1	(3)
Foreign	(12)	(12)	1
Total income tax expense (benefit)	$98	$223	$(66)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2013	2012	2011
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$194	$245	$(58)
Foreign income tax differential	(86)	(50)	(8)
U.S. permanent book/tax differences	3	(3)	3
Tax audit settlements	—	(12)	(12)
Change in liability for unrecognized tax benefits	29	12	2
Nondeductible transaction costs	1	1	4
U.S. valuation allowance	—	17	5
Valuation allowance releases	(25)	—	—
Tax extenders legislation	(16)	14	—
Other, net	(2)	(1)	(2)
Total income tax expense (benefit)	$98	$223	$(66)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax provision was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax provision was favorably impacted by the mix of earnings by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance. During 2011, we favorably settled examinations with Canada for 1997 through 2001 that resulted in a $12 million tax benefit.

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2013	2012
Deferred income tax assets
Employee pensions and other benefits	$119	$322
Other balance sheet reserves and allowances	170	140
Tax loss and credit carryforwards	719	628
Capitalized research and development	101	86
Property, plant and equipment	7	8
Other	52	54
Total deferred income tax assets	1,168	1,238
Valuation allowance	(364)	(399)
Net deferred income tax assets	804	839
Deferred income tax liabilities
Intangibles	125	83
Capitalized software	20	16
Other	7	11
Total deferred income tax liabilities	152	110
Total net deferred income tax assets	$652	$729

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2013, our net deferred tax assets in the United States totaled approximately $555 million. For the three year period ended December 31, 2013, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. We further evaluated the realizability of the U.S. deferred tax assets by weighing other positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2013, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $1.8 billion. The net operating loss carryforwards, subject to expiration, expire in the years 2014 through 2033. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in U.S. federal net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2013 was $69 million. Upon realization of the U.S. federal net operating losses, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital. In addition, the Company had U.S. tax credit carryforwards of $117 million. Approximately $22 million of the credit carryforwards do not expire, and $95 million expires in the years 2014 through 2033.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2013	2012	2011
Gross unrecognized tax benefits - January 1	$256	$273	$303
Increases related to tax positions from prior years	33	24	24
Decreases related to tax positions from prior years	(33)	(16)	(31)
Increases related to tax provisions taken during the current year	40	30	23
Settlements with tax authorities	(2)	(35)	(33)
Lapses of statutes of limitation	(17)	(20)	(13)
Total gross unrecognized tax benefits - December 31	$277	$256	$273

Of the total amount of gross unrecognized tax benefits as of December 31, 2013, $155 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $8 million of expense, $4 million of expense, and $11 million of benefit for the years ended December 31, 2013, 2012, and 2011, respectively. The gross amount of interest and penalties accrued as of December 31, 2013 and 2012 was $56 million and $51 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open to examination from 2009 forward. In 2011, the IRS commenced an examination of our 2009 and 2010 income tax returns, which is ongoing. Years beginning after 2000 are still open to examination by certain foreign taxing authorities, including several major taxing jurisdictions. We are open to examination from 2001 onward in Korea and India and from 2002 onward in Canada.

During 2014, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2013, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $20 million to $25 million in the next 12 months due to the resolution of these issues.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2013 on approximately $1.9 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Due to the complexities in the tax laws, the assumptions that we would have to make and the availability and calculation of associated foreign tax credits, it is not practicable to determine the amount of the related unrecognized deferred income tax liability associated with these undistributed earnings.

See the Consolidated Statements of Comprehensive Income for details of the tax effects on the components of other comprehensive income.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

8. EMPLOYEE STOCK COMPENSATION PLANS
The Company recognizes all share-based payments, including grants of stock options, as compensation expense in its financial statements based on their fair value.

As of December 31, 2013, the Company’s primary types of stock-based compensation were restricted stock and stock options. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2013	2012	2011
Restricted stock	$39	$46	$27
Stock options	2	3	6
Total stock-based compensation (pre-tax)	41	49	33
Tax benefit	(13)	(14)	(10)
Total stock-based compensation (net of tax)	$28	$35	$23

Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was computed using the fair value of options as calculated using the Black-Scholes option-pricing model. During the year ended December 31, 2013, the Company did not grant any stock options. The weighted average fair value of options granted was estimated based on the below weighted average assumptions and was $8.24 per share in 2012 and $7.38 per share in 2011.

	2012	2011
Dividend yield	—	—
Risk-free interest rate	0.78%	2.04%
Expected volatility	40.1%	40.4%
Expected holding period (years)	5.0	5.1

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

Approximately 19 million shares are authorized to be issued under the 2013 Stock Incentive Plan (formerly the 2011 Amended and Restated Stock Incentive Plan) (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table reports restricted stock activity during the year ended December 31, 2013:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested shares as of January 1	4,720	$19.02
Shares granted	2,286	$25.64
Shares vested	(1,156)	$15.56
Shares forfeited	(541)	$21.75
Unvested shares as of December 31	5,309	$22.30

The total fair value of shares vested and distributed was $33 million in 2013, $68 million in 2012, and $1 million in 2011. As of December 31, 2013, there was $54 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.4 years. The weighted average grant date fair value for restricted stock awards granted in 2012 and 2011 was $19.59 and $18.84, respectively.

The following table represents the composition of restricted stock grants in 2013:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value
Service-based shares	944	$27.72
Performance-based shares	1,342	$24.18
Total restricted stock grants	2,286	$25.64

The 2013 performance-based share grant activity above includes 0.9 million shares related to the 2013 to 2014 performance period. The remaining performance-based share grant activity in 2013 relates to the achievement of performance goals in 2013 associated with performance-based shares granted in a prior period.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	4,858	$17.49
Granted	—	$—
Exercised	(2,870)	$17.66
Forfeited or expired	(50)	$13.86
Outstanding as of December 31	1,938	$17.32	4.02	$32
Fully vested and expected to vest as of December 31	1,918	$17.36	4.14	$32
Exercisable as of December 31	1,708	$17.84	3.71	$27

The total intrinsic value of all options exercised was $37 million in 2013, $31 million in 2012, and $8 million in 2011. Cash received from option exercises under all share-based payment arrangements was $51 million in 2013, $47 million in 2012, and $13 million in 2011. The tax benefit realized from these exercises was $12 million in 2013, $10 million in 2012, and $3 million in 2011.

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.2 million shares in 2013, 0.3 million shares in 2012, and 0.3 million shares in 2011 for approximately $6 million in 2013, $6 million in 2012, and $5 million in 2011. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 1.7 million authorized shares remain unissued as of December 31, 2013.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

9. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit plans for many of its U.S. and international employees. For salaried employees, the defined benefit plans are based primarily upon compensation and years of service. For certain hourly employees in the U.S., the benefits are based on a fixed dollar amount per years of service. NCR’s U.S. pension plans ceased the accrual of additional benefits after December 31, 2006 and are closed to new participants. Certain international plans are also closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in corporate and government debt securities, insurance products, common and commingled trusts, publicly traded common stocks, real estate investments, and cash or cash equivalents.

NCR recognizes the funded status of each applicable plan on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. For pension plans, changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually in the fourth quarter of each year. For postretirement and postemployment plans, changes to the funded status are recognized as a component of other comprehensive loss in stockholders' equity.

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

Amounts to be Recognized

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2014 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$2	$2	$(18)	$(4)
Actuarial loss	$—	$—	$—	$2	$—

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Pension Plans

Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation as of January 1	$3,462	$4,084	$2,249	$2,073	$5,711	$6,157
Net service cost	—	—	14	14	14	14
Interest cost	124	159	79	83	203	242
Amendment	—	—	4	9	4	9
Actuarial (gain) loss	(271)	(94)	(45)	112	(316)	18
Benefits paid	(410)	(687)	(113)	(111)	(523)	(798)
Plan participant contributions	—	—	3	3	3	3
Settlement	—	—	—	(2)	—	(2)
Special termination benefit cost	26	—	—	—	26	—
Acquired pension obligation	—	—	4	—	4	—
Currency translation adjustments	—	—	19	68	19	68
Benefit obligation as of December 31	$2,931	$3,462	$2,214	$2,249	$5,145	$5,711
Accumulated benefit obligation as of December 31	$2,931	$3,462	$2,180	$2,166	$5,111	$5,628

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2013	2012	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets as of January 1	$3,022	$2,733	$2,228	$1,981	$5,250	$4,714
Actual return on plan assets	(116)	325	129	181	13	506
Company contributions	187	651	96	101	283	752
Benefits paid	(410)	(687)	(113)	(111)	(523)	(798)
Settlement	—	—	—	(2)	—	(2)
Currency translation adjustments	—	—	30	75	30	75
Plan participant contributions	—	—	3	3	3	3
Fair value of plan assets as of December 31	$2,683	$3,022	$2,373	$2,228	$5,056	$5,250

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2013	2012	2013	2012	2013	2012
Funded Status	$(248)	$(440)	$159	$(21)	$(89)	$(461)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$478	$368	$478	$368
Current liabilities	(17)	(9)	(18)	(15)	(35)	(24)
Noncurrent liabilities	(231)	(431)	(301)	(374)	(532)	(805)
Net amounts recognized	$(248)	$(440)	$159	$(21)	$(89)	$(461)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	2	5	2	5
Total	$—	$—	$2	$5	$2	$5

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $3,319 million, $3,311 million, and $2,582 million, respectively, as of December 31, 2013, and $4,271 million, $4,243 million and $3,457 million, respectively, as of December 31, 2012.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net service cost	$—	$—	$—	$14	$14	$15	$14	$14	$15
Interest cost	124	159	182	79	83	90	203	242	272
Expected return on plan assets	(109)	(127)	(175)	(99)	(98)	(106)	(208)	(225)	(281)
Amortization of prior service cost	—	—	—	6	7	6	6	7	6
Special termination benefit cost	26	—	—	—	—	—	26	—	—
Actuarial (gain) loss	(43)	(293)	450	(76)	31	120	(119)	(262)	570
Net periodic benefit (income) cost	$(2)	$(261)	$457	$(76)	$37	$125	$(78)	$(224)	$582
During 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate, resulting in recognition of special termination benefit costs totaling $26 million. Additionally, during the year ended December 31, 2013, an actuarial gain of $15 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

In the third quarter of 2012, the Company offered a voluntary lump sum payment option to certain former employees who were deferred vested participants of the Company's U.S. pension plan who had not yet started monthly payments of their pension benefit. The voluntary lump sum payment offer was completed during the fourth quarter of 2012, which resulted in an actuarial gain from the remeasurement of the plan.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.6%	3.8%	3.8%	3.7%	4.3%	3.7%
Rate of compensation increase	N/A	N/A	2.7%	2.5%	2.7%	2.5%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.8%	4.0%	5.3%	3.7%	4.1%	4.6%	3.7%	4.0%	5.0%
Expected return on plan assets	3.8%	4.8%	6.8%	4.6%	4.8%	5.5%	4.1%	4.8%	6.3%
Rate of compensation increase	N/A	N/A	N/A	2.5%	3.0%	3.5%	2.5%	3.0%	3.5%

The discount rate used to determine December 31, 2013 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets The weighted average asset allocations as of December 31, 2013 and 2012 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2013	2012		2013	2012
Equity securities	—%	—%	0 - 2%	11%	24%	6 - 14%
Debt securities	97%	97%	96 - 100%	76%	65%	71 - 82%
Real estate	1%	1%	0 - 2%	6%	6%	3 - 7%
Other	2%	2%	0 - 2%	7%	5%	4 - 11%
Total	100%	100%		100%	100%

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The fair value of plan assets as of December 31, 2013 and 2012 by asset category is as follows:

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$65	$65	$—	$—
Fixed income securities:
Government securities	2	260	—	260	—	209	—	205	4
Corporate debt	3	1,091	—	1,091	—	110	—	110	—
Other types of investments:
Money market funds	4	24	—	24	—	57	—	57	—
Common and commingled trusts - Equities	4	—	—	—	—	155	—	155	—
Common and commingled trusts - Bonds	4	1,035	—	1,035	—	153	—	153	—
Common and commingled trusts - Short Term Investments	4	44	—	44	—	—	—	—	—
Common and commingled trusts - Balanced	4	—	—	—	—	158	—	158	—
Partnership/joint venture interests - Real estate	5	35	—	—	35	—	—	—	—
Partnership/joint venture interests - Other	5	48	—	—	48	49	—	—	49
Mutual funds	4	146	146	—	—	—	—	—	—
Insurance products	4	—	—	—	—	1,283	—	1,283	—
Real estate and other	5	—	—	—	—	134	—	—	134
Total		$2,683	$146	$2,454	$83	$2,373	$65	$2,121	$187

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$2	$1	$—	$1	$170	$170	$—	$—
Fixed income securities:
Government securities	2	228	—	228	—	114	—	114	—
Corporate debt	3	1,221	—	1,221	—	199	—	199	—
Other types of investments:
Money market funds	4	33	—	33	—	46	—	46	—
Common and commingled trusts - Equities	4	—	—	—	—	246	105	141	—
Common and commingled trusts - Bonds	4	1,191	—	1,191	—	907	—	907	—
Common and commingled trusts - Short Term Investments	4	49	—	49	—	—	—	—	—
Common and commingled trusts - Balanced	4	1	—	1	—	36	—	36	—
Partnership/joint venture interests - Real estate	5	40	—	—	40	—	—	—	—
Partnership/joint venture interests - Other	5	22	—	—	22	62	—	—	62
Mutual funds	4	206	206	—	—	261	261	—	—
Insurance products	4	28	—	28	—	56	—	56	—
Real estate and other	5	1	—	1	—	131	—	—	131
Total		$3,022	$207	$2,752	$63	$2,228	$536	$1,499	$193

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

4.
Common/collective trusts and registered investment companies (RICs) such as mutual funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2011	$96	$187
Realized and unrealized gains and losses, net	4	17
Purchases, sales and settlements, net	(37)	(11)
Transfers, net	—	—
Balance, December 31, 2012	$63	$193
Realized and unrealized gains and losses, net	8	19
Purchases, sales and settlements, net	(16)	(29)
Transfers, net	28	4
Balance, December 31, 2013	$83	$187

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

The investment portfolios contain primarily fixed-income investments,which are diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bonds, corporate bonds, mortgage-backed securities) and credit quality. The investment portfolios also contain a blend of equity investments, which are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks, primarily of non-U.S. issuers. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

From time to time, the Company may invest in insurance contracts, known as buy-in contracts, as a step towards transferring the plan’s liabilities to a third party. In November 2013, the trustees of the NCR Pension Plan (UK) entered into an agreement with Pension Insurance Corporation (PIC) to purchase, as a plan asset, an insurance policy with PIC to facilitate the wind-up and buy-out of the pension plan. NCR Limited, a UK subsidiary of the Company, is the principal employer of the pension plan which has approximately 5,400 participants and approximately $750 million in pension plan obligations.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Postretirement Plans

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2013	2012
Change in benefit obligation
Benefit obligation as of January 1	$35	$44
Gross service cost	—	—
Interest cost	1	1
Amendment	—	(4)
Actuarial (gain) loss	(5)	(1)
Plan participant contributions	2	3
Benefits paid	(6)	(8)
Benefit obligation as of December 31	$27	$35

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2013	2012
Benefit obligation	$(27)	$(35)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(4)	$(5)
Noncurrent liabilities	(23)	(30)
Net amounts recognized	$(27)	$(35)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$20	$29
Prior service benefit	(69)	(88)
Total	$(49)	$(59)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2013	2012	2011
Interest cost	$1	$1	$2
Net service cost	—	—	—
Amortization of:
Prior service benefit	(18)	(18)	(18)
Actuarial loss	2	3	3
Net periodic benefit (income) cost	$(15)	$(14)	$(13)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2013	2012	2013	2012	2011
Discount rate	3.4%	2.6%	2.6%	3.3%	4.3%

Assumed healthcare cost trend rates as of December 31 were:

	2013		2012
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	7.0%	6.0%	8.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2024	2024	2018	2018

In addition, a one percentage point change in assumed healthcare cost trend rates would have had an immaterial impact on the postretirement benefit income and obligation.

Postemployment Benefits

Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2013	2012
Change in benefit obligation
Benefit obligation as of January 1	$258	$264
Restructuring program cost	—	(1)
Service cost	24	24
Interest cost	6	9
Amendments	1	(3)
Benefits paid	(35)	(37)
Curtailment	(51)	—
Foreign currency exchange	(6)	1
Actuarial (gain) loss	(21)	1
Benefit obligation as of December 31	$176	$258

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2013	2012
Benefit obligation	$(176)	$(258)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(30)	$(42)
Noncurrent liabilities	(146)	(216)
Net amounts recognized	$(176)	$(258)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$5	$87
Prior service benefit	(18)	(36)
Total	$(13)	$51

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2013	2012	2011
Service cost	$24	$24	$25
Interest cost	6	9	10
Amortization of:
Prior service benefit	(4)	(6)	(9)
Actuarial loss	5	11	14
Curtailment gain	(13)	—	—
Net benefit cost	$18	$38	$40
Restructuring severance cost	—	(1)	6
Net periodic benefit cost	$18	$37	$46

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a curtailment benefit of $13 million.

During 2011, NCR recorded approximately $6 million of severance costs related to the acquisition of Radiant. Additionally, during 2011, NCR announced a change in the long term disability benefits provided to former employees, effective July 1, 2011. This action reduced the actuarial liability associated with this benefit by approximately $6 million in 2011.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2013	2012	2013	2012	2011
Discount rate	3.2%	2.9%	2.9%	3.5%	3.9%
Salary increase rate	2.8%	2.6%	2.6%	3.2%	3.4%
Involuntary turnover rate	4.8%	5.5%	5.5%	5.5%	5.5%

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2014, and plans to contribute approximately $70 million to the international pension plans and a one-time contribution of $18 million to the executive pension plan to settle the remaining obligation related to the plan termination in 2014. The Company also plans to make contributions of $4 million to the U.S. postretirement plan and $30 million to the postemployment plan in 2014.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2014	$233	$106	$339	$4	$30
2015	$212	$102	$314	$4	$27
2016	$209	$106	$315	$3	$25
2017	$207	$104	$311	$3	$24
2018	$206	$104	$310	$2	$22
2019 - 2023	$997	$534	$1,531	$7	$91

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $12 million in 2013, $10 million in 2012, and $8 million in 2011. The expense under international and subsidiary savings plans was $22 million in 2013, $17 million in 2012, and $16 million in 2011.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2013 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company will not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. The Company and the officers and directors removed the case to federal court in Georgia. In July 2013, the Board of Directors received a demand letter from another shareholder with respect to allegations similar to those contained in the prior demand letter. In September 2013, the Board of Directors rejected the demand contained in that letter. In the quarter ended December 31, 2013, the individual defendants in the Georgia suit, and the Company as nominal defendant, entered into a memorandum of understanding with respect to a potential settlement of plaintiff's claims. See Note 18, "Subsequent Events" for additional information.
With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company has applied for and received from OFAC various licenses that have permitted the Company to take measures required to wind down its past operations in Syria. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.
With respect to the FCPA, the Company made a presentation to the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) providing the facts known to the Company related to the whistleblower's FCPA allegations, and advising the government that many of these allegations were unsubstantiated. The Company is responding to subpoenas of the SEC and requests of the DOJ for documents and information related to the FCPA, including matters related to the whistleblower's FCPA allegations. The Company's investigations of the whistleblower's FCPA allegations identified a few opportunities to strengthen the Company's comprehensive FCPA compliance program, and remediation measures are being implemented.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The Company is fully cooperating with the authorities with respect to all of these matters. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's, the SEC's or the DOJ's investigations.
In relation to a patent infringement case filed by a company known as Automated Transactions LLC (ATL), the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL's appeal of that ruling was decided in favor of 7-Eleven and Cardtronics in 2012, and its petition for review by the United States Supreme Court was denied in January 2013. (There are further proceedings to occur in the trial court on the indemnified companies' counterclaims against ATL, such that the case is not fully resolved, although ATL's claims of infringement in that case have now been fully adjudicated.) ATL contends that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus additional more recently issued patents; that suit has been consolidated with the first case. These cases are being defended vigorously by NCR, together with 7-Eleven and Cardtronics.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

In August 2013, GP filed a breach of contract action against the Company in a Wisconsin state court, seeking reimbursement of expenses incurred under Fox River-related agreements entered into by certain PRPs in the 1990s; the Wisconsin federal court had ruled the expenses could not be recovered in the context of the contribution action.  Any liability arising under those agreements would be subject to the cost-sharing obligations described herein pertaining to API, BAT, AT&T and Alcatel-Lucent. The Company expects the outcome of the appeal in the contribution litigation to control the result of this breach of contract action; the amount sought in the action is encompassed in the Company's Fox River reserve, described below.

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

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API has refused to pay for remediation costs and the Company has funded the cost of remediation activity ordered by the court. NCR has sought payment from API under the Cost Sharing Agreement, and NCR’s payment demands made upon API as of December 31, 2013 total to approximately $80 million. The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR. The Company and API are engaged in arbitration proceedings over API’s failure to pay; API has counterclaimed against NCR. In connection with the dispute, in public filings in November 2013 API states that the Wisconsin federal court's rulings “do not affect [API’s] rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement [the Cost Sharing Agreement] and a 2005 arbitration determination . . .” Appleton also reports in the same filing that “[t]he current carrying amount of [API’s] liability under the [a]rbitration is $60.8 million, which represents [API’s] best estimate of potential amounts to be paid.”

The extent of NCR's potential Fox River liability remains subject to many uncertainties. NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs, which are estimated at $825 million (there can be no assurances that this estimate will not be significantly higher as work progresses); (2) total NRD for the site, which may range from zero to $246 million (the government in one court filing in 2009 indicated claims could be as high as $382 million; in a September 2011 ruling the Wisconsin federal court ruled that the defendants in the contribution litigation could seek recovery against NCR for overpayments of NRD, although NRD recovery, if any, is a disputed issue that is not expected to be determined before later in 2014 or 2015); (3) the share of future clean-up costs and NRD that NCR will bear, which under the current rulings by the federal court is assumed to be the full extent of clean-up activities other than for the most upriver portion of the site; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API or BAT will bear, which is established by the Cost Sharing Agreement, arbitration award and judgment. With respect to the last point, as a result of certain corporate transactions unrelated to NCR, API is itself indemnified by Windward Prospects Limited, which has funded and managed much of API's liability to date. NCR's analysis of this factor assumes that API and Windward Prospects are financially viable and pay their percentage share. This analysis also assumes that BAT would be financially viable and willing to pay the joint and several obligation if API does not.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2013, the net reserve for the Fox River matter was approximately $112 million, compared to $115 million as of December 31, 2012. The decrease in the net reserve is due to payments for clean-up activities and litigation costs, offset by cash receipts from AT&T and Alcatel-Lucent and changes in estimates and assumptions of the total costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months' worth of remediation activities in advance. As of December 31, 2013 and 2012, approximately zero and $3 million, respectively, remained from this funding and was recorded in other current assets in the Consolidated Balance Sheets. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent will be obligated to pay under the indemnity totaled approximately $51 million as of December 31, 2013 and $84 million as of December 31, 2012, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through December 31, 2013, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Included in this sum is approximately $9 million received in settlements, distributions and other transactions in the quarter ended December 31, 2013. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API. As of December 31, 2013, NCR had reached settlement with all of the solvent insurance companies against which it had advanced claims with respect to the Fox River, and no litigation against insurance carriers remains pending.

Kalamazoo River In November 2010, USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." USEPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three companies in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to date; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” at least as of March 1969. PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.  The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. The amount of damages, if any, will be litigated in a subsequent phase of the case, with trial scheduled to commence on July 28, 2015. If the Company is found liable for money damages with respect to the Kalamazoo River site, it would have claims against API and BAT under the Cost Sharing Agreement, arbitration award and judgment discussed above in connection with the Fox River matter and against AT&T and Alcatel-Lucent.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT joint and several obligation are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s financial statements. As of December 31, 2013 and 2012, NCR had no material obligations related to such guarantees, and therefore its financial statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2013	2012	2011
Warranty reserve liability
Beginning balance as of January 1	$26	$23	$24
Accruals for warranties issued	39	46	42
Settlements (in cash or in kind)	(43)	(43)	(43)
Ending balance as of December 31	$22	$26	$23

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture under which many of NCR's key transaction processing activities and functions are performed.

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013, for the following fiscal years were:

In millions	2014	2015	2016	2017	2018
Minimum lease obligations	$94	$67	$44	$21	$9

Total rental expense for operating leases was $118 million in 2013, $102 million in 2012, and $100 million in 2011.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. As these transactions are firmly committed and forecasted, the related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2013, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016.  The notional amount of the interest rate swap as of December 31, 2013 was $518 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are firmly committed and forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction has been completed and is recorded in earnings. As of December 31, 2013, the balance in AOCI related to the interest rate swap agreement was a loss of $5 million, net of tax. The gains or losses from this derivative contract related to interest payments are recorded in interest expense when the interest is accrued and affects earnings.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2013			December 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$518	$10
Foreign exchange contracts	Other current assets	103	1	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$158	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$11

	Fair Values of Derivative Instruments
	December 31, 2012			December 31, 2012
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$560	$16
Foreign exchange contracts	Other current assets	28	—	Other current liabilities	72	1
Total derivatives designated as hedging instruments			$—			$17
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$1	Other current liabilities	$245	$3
Total derivatives not designated as hedging instruments			$1			$3
Total derivatives			$1			$20

* As of December 31, 2013, approximately $3 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2012, approximately $5 million was recorded in other current liabilities and $11 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Interest rate swap	$—	$(12)	$(9)	Interest expense	$(7)	$(5)	$(1)	Interest expense	$—	$—	$—
Foreign exchange contracts	$2	$(2)	$(3)	Cost of Products	$1	$4	$(3)	Other (expense) income, net	$—	$—	$1

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Foreign exchange contracts	Other (expense) income, net	$(19)	$(8)	$6

Refer to Note 12, "Fair Value of Assets and Liabilities" for further information on derivative assets and liabilities recorded at fair value on a recurring basis.

Concentration of Credit Risk NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2013 and 2012, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2013 and 2012 are set forth as follows:

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$9	$9	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	2	—	2	—
Total	$19	$17	$2	$—
Liabilities:
Interest rate swap ****	$10	$—	$10	$—
Foreign exchange contracts****	1	—	1	—
Total	$11	$—	$11	$—

		Fair Value Measurements at Reporting Date Using
In millions	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$527	$527	$—	$—
Available for sale securities**	11	11	—	—
Foreign exchange contracts ***	1	—	1	—
Total	$539	$538	$1	$—
Liabilities:
Interest rate swap ****	$16	$—	$16	$—
Foreign exchange contracts****	4	—	4	—
Total	$20	$—	$20	$—
_____________
*    Included in Cash and cash equivalents in the Consolidated Balance Sheets.
**    Included in Other assets in the Consolidated Balance Sheets.
***    Included in Other current assets in the Consolidated Balance Sheets.
****    Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

Deposits Held in Money Market Mutual Funds - A portion of the Company’s excess cash is held in money market mutual funds which generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

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

NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. During 2012, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management's estimates of risk associated with the investment. As a result, the year ended December 31, 2012, we recorded an other-than-temporary impairment charge of $7 million in Other (expense) income, net in the Consolidated Statements of Operations based on Level 3 valuations.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

13. SEGMENT INFORMATION AND CONCENTRATIONS

Operating Segment Information The Company manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software and cash management and video banking software, and related installation, maintenance and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software, bar-code scanners, as well as innovative self-service kiosks, such as self-checkout. We also offer installation, maintenance, and managed and professional services and a complete line of printer consumables.

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

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2013	2012	2011
Revenue by segment
Financial Services	$3,115	$3,201	$2,999
Retail Solutions(1)	2,034	1,667	1,778
Hospitality(2)	626	522	141
Emerging Industries	348	340	373
Consolidated revenue	6,123	5,730	5,291
Operating income by segment
Financial Services	356	327	313
Retail Solutions(1)	205	102	71
Hospitality(2)	100	85	22
Emerging Industries	56	75	77
Subtotal - segment operating income	717	589	483
Pension (benefit) expense	(78)	(224)	582
Other adjustments(3)	129	65	49
Income (loss) from operations	$666	$748	$(148)

(1)	From the acquisition date of February 6, 2013 through December 31, 2013, Retalix contributed $298 million in revenue and $53 million in segment operating income to the Retail Solutions segment.

(2)
The acquisition of Radiant was completed on August 24, 2011. Because the transaction was completed during 2011, the revenue and operating income results reflected for the Hospitality segment are partial, and reflect only the period from August 25, 2011 through December 31, 2011.

(3)
Other adjustments for the twelve months ended December 31, 2013 include $46 million of acquisition-related costs, $65 million of acquisition-related amortization of intangible assets, $15 million of acquisition-related purchase price adjustments, and $3 million of legal costs incurred related to the OFAC and FCPA investigations. For the twelve months ended December 31, 2012, other adjustments include $23 million of acquisition-related costs, $38 million of acquisition-related amortization of intangible assets and $4 million of legal costs incurred related to the OFAC and FCPA investigations. For the twelve months ended December 31, 2011, other adjustments include $37 million of acquisition-related costs and $12 million of acquisition-related amortization of intangible assets.

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2013	2012	2011
Product revenue	$2,912	$2,854	$2,592
Professional and installation services revenue	1,259	927	764
Total solution revenue	4,171	3,781	3,356
Support services revenue	1,952	1,949	1,935
Total revenue	$6,123	$5,730	$5,291

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2013	%	2012	%	2011	%
Revenue by Geographic Area
United States	$2,383	39%	$2,198	38%	$1,914	36%
Americas (excluding United States)	647	11%	625	11%	534	10%
Europe	1,492	24%	1,459	26%	1,421	27%
Asia Middle East Africa	1,601	26%	1,448	25%	1,422	27%
Consolidated revenue	$6,123	100%	$5,730	100%	$5,291	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2013	2012
Property, plant and equipment, net
United States	$153	$147
Americas (excluding United States)	22	23
Europe	56	42
Japan	41	51
Asia Middle East Africa (excluding Japan)	80	45
Consolidated property, plant and equipment, net	$352	$308

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2013, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

The income (loss) from discontinued operations for the years ended December 31 was:

	2013		2012		2011
	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax
Environmental matters	$(15)	$(9)	$3	$2	$3	$2
Divestiture of the Entertainment business	—	—	(6)	(4)	(147)	(96)
Spin-off of Teradata	—	—	—	8	—	6
Closure of the EFT Canadian business	—	—	—	—	(2)	(1)
Divestiture of the Healthcare business	—	—	—	—	(5)	(4)
Total	$(15)	$(9)	$(3)	$6	$(151)	$(93)

Environmental Matters For the year ended December 31, 2013, loss from discontinued operations primarily includes changes in estimates related to the Fox River reserve in addition to accruals for litigation fees related to the Kalamazoo River environmental matter, partially offset by recoveries from insurance carriers. For the year ended December 31, 2012, income from discontinued operations primarily includes previously agreed settlements with insurance carriers related to the Fox River matter. For the year ended December 31, 2011, loss from discontinued operations included an accrual for an environmental matter in Japan, which relates to anticipated future disposal requirements of certain materials generated by a former NCR manufacturing facility in that country, and accruals for litigation fees related to the Kalamazoo River environmental matter. These accruals were offset by Fox River related activities which include scheduled payments from an insurer in connection with a settlement that had been agreed to in prior years coupled with the favorable impact of changes in estimates and assumptions of the total costs. Refer to Note 10, "Commitments and Contingencies" for additional information regarding the Fox River environmental matter.

Divestiture of the Entertainment Business As described in Note 4, "Business Combinations and Divestitures" on June 22, 2012, we sold certain assets of our Entertainment business. Beginning in the first quarter of 2012, we accounted for the Entertainment business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment business have been presented as a discontinued operation. For the year ended December 31, 2012, income (loss) from discontinued operations included the results of operations of the Entertainment business, as well as a $33 million, or $21 million net of tax, gain from the divestiture of the business.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to NCR stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2013, 2012 and 2011. For the years ended December 31, 2012 and 2011, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

Closure of the Canadian EFT Business In the second quarter of 2011, we closed our EFT payment processing business in Canada. For each of the years presented, we have included the results of operations of the EFT business under loss from discontinued operations.

Divestiture of our Healthcare Solutions Business In December 2011, we sold our healthcare solutions business. For each of the years presented, we have included the results of operations of the healthcare solutions business under loss from discontinued operations.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component

In millions	Foreign Currency Translation Adjustments	Employee Benefit Plan Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(46)	50	1	2	7
Amounts reclassified from accumulated other comprehensive (loss) income	—	(12)	4	—	(8)
Net current period other comprehensive (loss) income	(46)	38	5	2	(1)
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The reclassifications from AOCI are summarized as follows:

	For the year ended December 31, 2013
	Employee benefit plans
In millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$(2)	$(1)	$(3)
Cost of services	5	(15)	—	(10)
Selling, general and administrative expenses	2	(9)	—	(7)
Research and development expenses	1	(4)	—	(3)
Interest expense	—	—	7	7
Total before tax	$8	$(30)	$6	$(16)
Tax expense				8
Total reclassifications, net of tax				$(8)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

16. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

During 2012, the Company issued 5.00% senior unsecured notes due in 2022 ("5.00% Notes") and 4.625% senior unsecured notes due in 2021 (the "4.625% Notes"). During 2013, the Company, through its newly formed wholly owned subsidiary, NCR Escrow Corp., issued 5.875% senior unsecured notes due in 2021 ("5.875% Notes") and 6.375% senior unsecured notes due in 2023 ("6.375% Notes"). Each series of these senior unsecured notes is guaranteed by the Company's subsidiary, NCR International, Inc. ("Guarantor Subsidiary"), which is 100% owned by the Company and has guaranteed fully and unconditionally, the obligations to pay principal and interest for the senior unsecured notes. Effective December 31, 2013, Radiant Systems, Inc., formerly a subsidiary guarantor of these senior unsecured notes, was merged with and into NCR Corporation. Therefore, Radiant Systems, Inc. is included within Issuers in the accompanying Condensed Consolidating Financial Statements. The Company has reclassified prior period amounts to conform to current period presentation. Refer to Note 6, "Debt Obligations," and Note 18, "Subsequent Events," for additional disclosures.

Pursuant to the registration rights agreements entered into in connection with the offerings of the 5.00% and 4.625% Notes, the Company completed registered offers to exchange the 5.00% and 4.625% Notes on May 30, 2013.

In connection with the offerings of the 5.875% and 6.375% Notes, the Company and the Guarantor Subsidiary and Radiant Systems Inc. entered into registration rights agreements with the initial purchasers of such Notes. Each registration rights agreement requires the Company and the Guarantor Subsidiary, at their cost, to among other things, use their commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the senior unsecured notes subject to such registration rights agreement for new notes that are guaranteed by the Guarantor Subsidiary with terms substantially identical in all material respects to the senior unsecured notes subject to such registration statement.

In connection with the registration statements for the exchange offers of the 5.00% and 4.625% Notes and the filing of the registration statements for the 5.875% and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the statements of operations and comprehensive income (loss), the balance sheets and the statements of cash flows for the issuers of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statements of Operations and Comprehensive Income
For the year ended December 31, 2013
In millions	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,107	$85	$1,977	$(257)	$2,912
Service revenue	1,232	24	1,955	—	3,211
Total revenue	2,339	109	3,932	(257)	6,123
Cost of products	844	17	1,548	(257)	2,152
Cost of services	880	9	1,342	—	2,231
Selling, general and administrative expenses	467	5	399	—	871
Research and development expenses	94	—	109	—	203
Total operating expenses	2,285	31	3,398	(257)	5,457
Income (loss) from operations	54	78	534	—	666
Interest expense	(104)	2	(6)	5	(103)
Other (expense) income, net	(12)	(8)	16	(5)	(9)
Income (loss) from continuing operations before income taxes	(62)	72	544	—	554
Income tax expense (benefit)	(23)	25	96	—	98
Income (loss) from continuing operations before earnings in subsidiaries	(39)	47	448	—	456
Equity in earnings of consolidated subsidiaries	491	409	—	(900)	—
Income (loss) from continuing operations	452	456	448	(900)	456
Income (loss) from discontinued operations, net of tax	(9)	—	—	—	(9)
Net income (loss)	$443	$456	$448	$(900)	$447
Net (loss) income attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$443	$456	$444	$(900)	$443
Total comprehensive income (loss)	442	331	437	(771)	439
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$442	$331	$440	$(771)	$442

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statements of Operations and Comprehensive Income
For the year ended December 31, 2012
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,155	$112	$1,869	$(282)	$2,854
Service revenue	1,180	25	1,671	—	2,876
Total revenue	2,335	137	3,540	(282)	5,730
Cost of products	865	31	1,530	(282)	2,144
Cost of services	682	11	1,248	—	1,941
Selling, general and administrative expenses	399	5	338	—	742
Research and development expenses	66	—	89	—	155
Total operating expenses	2,012	47	3,205	(282)	4,982
Income (loss) from operations	323	90	335	—	748
Interest expense	(46)	(1)	(4)	9	(42)
Other (expense) income, net	(102)	(3)	106	(9)	(8)
Income (loss) from continuing operations before income taxes	175	86	437	—	698
Income tax expense (benefit)	93	61	69	—	223
Income (loss) from continuing operations before earnings in subsidiaries	82	25	368	—	475
Equity in earnings of consolidated subsidiaries	396	177	—	(573)	—
Income (loss) from continuing operations	478	202	368	(573)	475
Income (loss) from discontinued operations, net of tax	3	—	3	—	6
Net income (loss)	$481	$202	$371	$(573)	$481
Net (loss) income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$481	$202	$371	$(573)	$481
Total comprehensive income (loss)	463	297	362	(663)	459
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$463	$297	$366	$(663)	$463

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statements of Operations and Comprehensive Income
For the year ended December 31, 2011
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,043	$103	$1,705	$(259)	$2,592
Service revenue	1,027	23	1,649	—	2,699
Total revenue	2,070	126	3,354	(259)	5,291
Cost of products	820	22	1,439	(259)	2,022
Cost of services	1,044	11	1,263	—	2,318
Selling, general and administrative expenses	530	6	354	—	890
Research and development expenses	130	—	79	—	209
Total operating expenses	2,524	39	3,135	(259)	5,439
Income (loss) from operations	(454)	87	219	—	(148)
Interest expense	(18)	(1)	(6)	12	(13)
Other (expense) income, net	(15)	(9)	33	(12)	(3)
Income (loss) from continuing operations before income taxes	(487)	77	246	—	(164)
Income tax expense (benefit)	(158)	46	46	—	(66)
Income (loss) from continuing operations before earnings in subsidiaries	(329)	31	200	—	(98)
Equity in earnings of consolidated subsidiaries	234	184	—	(418)	—
Income (loss) from continuing operations	(95)	215	200	(418)	(98)
Income (loss) from discontinued operations, net of tax	(95)	—	2	—	(93)
Net income (loss)	$(190)	$215	$202	$(418)	$(191)
Net (loss) income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to NCR	$(190)	$215	$203	$(418)	$(190)
Total comprehensive income (loss)	(171)	183	229	(411)	(170)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(171)	$183	$228	$(411)	$(171)

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Balance Sheet
December 31, 2013
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$75	$11	$442	$—	$528
Restricted cash	1,114	—	—	—	1,114
Accounts receivable, net	424	14	901	—	1,339
Inventories	319	11	460	—	790
Due from affliates	333	854	298	(1,485)	—
Other current assets	360	25	209	(26)	568
Total current assets	2,625	915	2,310	(1,511)	4,339
Property, plant and equipment, net	146	1	205	—	352
Goodwill	872	—	662	—	1,534
Intangibles	234	—	260	—	494
Prepaid pension cost	—	—	478	—	478
Deferred income taxes	321	68	52	—	441
Investments in subsidiaries	2,665	1,927	—	(4,592)	—
Due from affliates	28	20	45	(93)	—
Other assets	334	40	96	—	470
Total assets	$7,225	$2,971	$4,108	$(6,196)	$8,108

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$28	$—	$6	$—	$34
Accounts payable	254	1	415	—	670
Payroll and benefits liabilities	78	1	112	—	191
Deferred service revenue and customer deposits	155	12	358	—	525
Due to affliates	1,007	123	355	(1,485)	—
Other current liabilities	219	7	261	(26)	461
Total current liabilities	1,741	144	1,507	(1,511)	1,881
Long-term debt	3,296	—	24	—	3,320
Pension and indemnity plan liabilities	234	—	298	—	532
Postretirement and postemployment benefits liabilities	25	—	144	—	169
Income tax accruals	4	10	175	—	189
Environmental liabilities	121	—	—	—	121
Due to affliates	17	44	32	(93)	—
Other liabilities	18	—	81	—	99
Total liabilities	5,456	198	2,261	(1,604)	6,311
Redeemable noncontrolling interest	—	—	14	—	14
Stockholders’ equity
Total NCR stockholders’ equity	1,769	2,773	1,819	(4,592)	1,769
Noncontrolling interests in subsidiaries	—	—	14	—	14
Total stockholders’ equity	1,769	2,773	1,833	(4,592)	1,783
Total liabilities and stockholders’ equity	$7,225	$2,971	$4,108	$(6,196)	$8,108

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Balance Sheet
December 31, 2012
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$571	$6	$492	$—	$1,069
Accounts receivable, net	311	16	759	—	1,086
Inventories	310	3	484	—	797
Due from affliates	191	647	479	(1,317)	—
Other current assets	261	24	204	(35)	454
Total current assets	1,644	696	2,418	(1,352)	3,406
Property, plant and equipment, net	148	1	159	—	308
Goodwill	841	—	162	—	1,003
Intangibles	262	—	42	—	304
Prepaid pension cost	—	—	368	—	368
Deferred income taxes	403	59	70	—	532
Investments in subsidiaries	1,857	569	—	(2,426)	—
Due from affliates	26	20	238	(284)	—
Other assets	334	27	87	—	448
Total assets	$5,515	$1,372	$3,544	$(4,062)	$6,369

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$71	$—	$1	$—	$72
Accounts payable	225	1	385	—	611
Payroll and benefits liabilities	93	—	93	—	186
Deferred service revenue and customer deposits	121	13	321	—	455
Due to affliates	775	12	530	(1,317)	—
Other current liabilities	184	13	256	(35)	418
Total current liabilities	1,469	39	1,586	(1,352)	1,742
Long-term debt	1,889	—	2	—	1,891
Pension and indemnity plan liabilities	434	1	370	—	805
Postretirement and postemployment benefits liabilities	79	—	167	—	246
Income tax accruals	3	8	127	—	138
Environmental liabilities	171	—	—	—	171
Due to affliates	195	60	29	(284)	—
Other liabilities	23	—	56	—	79
Total liabilities	4,263	108	2,337	(1,636)	5,072
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,252	1,264	1,162	(2,426)	1,252
Noncontrolling interests in subsidiaries	—	—	30	—	30
Total stockholders’ equity	1,252	1,264	1,192	(2,426)	1,282
Total liabilities and stockholders’ equity	$5,515	$1,372	$3,544	$(4,062)	$6,369

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Cash Flows
December 31, 2013
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7)	$15	$312	$(39)	$281
Investing activities
Expenditures for property, plant and equipment	(35)	(6)	(75)	—	(116)
Proceeds from sales of property, plant and equipment	2	—	8	—	10
Additions to capitalized software	(81)	—	(29)	—	(110)
Acquisitions	(207)	—	(756)	183	(780)
Dispositions	—	—	183	(183)	—
Changes in restricted cash	(1,114)	—	—	—	(1,114)
Proceeds from (payments of) intercompany notes	(54)	—	—	54	—
Investments in subsidiaries	(308)	(33)	—	341	—
Other investing activities, net	5	—	—	—	5
Net cash used in investing activities	(1,792)	(39)	(669)	395	(2,105)
Financing activities
Tax withholding payments on behalf of employees	(30)	—	—	—	(30)
Proceeds from employee stock plans	57	—	—	—	57
Equity contribution	—	30	311	(341)	—
Repayment of short term borrowings	—	—	(1)	—	(1)
Payments on term credit facilities	(35)	—	—	—	(35)
Borrowings on term credit facilities	300	—	29	—	329
Payments on revolving credit facility	(1,009)	—	—	—	(1,009)
Borrowings on revolving credit facility	1,009	—	—	—	1,009
Proceeds from bond offerings	1,100	—	—	—	1,100
Debt issuance costs	(36)	—	—	—	(36)
Borrowings (repayments) of intercompany notes	—	—	54	(54)	—
Purchase of noncontrolling interest	—	—	(24)	—	(24)
Dividend distribution to minority shareholder	—	—	(3)	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(39)	39	—
Net cash provided by (used in) financing activities	1,356	30	327	(356)	1,357
Cash flows from discontinued operations
Net cash used in operating activities	(52)	—	—	—	(52)
Net cash provided by (used in) investing activities	—	—	—	—	—
Net cash used in discontinued operations	(52)	—	—	—	(52)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)	(20)	—	(22)
Increase (decrease) in cash and cash equivalents	(496)	5	(50)	—	(541)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$75	$11	$442	$—	$528

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Cash Flows
December 31, 2012
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(372)	$(9)	$211	$(10)	$(180)
Investing activities
Expenditures for property, plant and equipment	(44)	—	(36)	—	(80)
Proceeds from sales of property, plant and equipment	—	—	8	—	8
Additions to capitalized software	(63)	—	(17)	—	(80)
Business acquisitions, net of cash acquired	(70)	—	(38)	—	(108)
Proceeds from (payments of) intercompany notes	—	96	11	(107)	—
Investments in subsidiaries	(21)	(90)	—	111	—
Other investing activities, net	4	—	—	—	4
Net cash used in investing activities	(194)	6	(72)	4	(256)
Financing activities
Tax withholding payments on behalf of employees	(12)	—	—	—	(12)
Proceeds from employee stock plans	53	—	—	—	53
Equity contribution	—	—	111	(111)	—
Borrowings on term credit facility	150	—	—	—	150
Payments on revolving credit facility	(860)	—	—	—	(860)
Borrowings on revolving credit facility	720	—	—	—	720
Proceeds from bond offerings	1,100	—	—	—	1,100
Debt issuance costs	(19)	—	—	—	(19)
Borrowings (repayments) of intercompany notes	(11)	—	(96)	107	—
Dividend distribution to minority shareholder	—	—	(1)	—	(1)
Dividend distribution to consolidated subsidiaries	—	(2)	(8)	10	—
Net cash provided by (used in) financing activities	1,121	(2)	6	6	1,131
Cash flows from discontinued operations
Net cash used in operating activities	(114)	—	—	—	(114)
Net cash provided by (used in) investing activities	99	—	—	—	99
Net cash used in discontinued operations	(15)	—	—	—	(15)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(8)	—	(9)
Increase (decrease) in cash and cash equivalents	539	(5)	137	—	671
Cash and cash equivalents at beginning of period	32	11	355	—	398
Cash and cash equivalents at end of period	$571	$6	$492	$—	$1,069

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Consolidating Statement of Cash Flows
December 31, 2011
(in millions)	Issuers	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$390	$(85)	$145	$(62)	$388
Investing activities
Expenditures for property, plant and equipment	(31)	—	(30)	—	(61)
Proceeds from sales of property, plant and equipment	—	—	2	—	2
Additions to capitalized software	(46)	—	(16)	—	(62)
Business acquisitions, net of cash acquired	(1,085)	—	—	—	(1,085)
Proceeds from (payments of) intercompany notes	57	138	(12)	(183)	—
Investments in subsidiaries	(11)	—	—	11	—
Net cash used in investing activities	(1,116)	138	(56)	(172)	(1,206)
Financing activities
Repurchase of Company common stock	(70)	—	—	—	(70)
Excess tax benefit from stock based compensation	1	—	—	—	1
Proceeds from employee stock plans	18	—	—	—	18
Equity contribution	—	—	11	(11)	—
Borrowings on term credit facilities	700	—	—	—	700
Payments on revolving credit facility	(260)	—	—	—	(260)
Borrowings on revolving credit facility	400	—	—	—	400
Debt issuance costs	(29)	—	—	—	(29)
Borrowings (repayments) of intercompany notes	11	—	(194)	183	—
Proceeds from sale of noncontrolling interest	—	—	43	—	43
Dividend distribution to minority shareholder	—	—	(1)	—	(1)
Dividend distribution to consolidated subsidiaries	—	(51)	(11)	62	—
Net cash provided by (used in) financing activities	771	(51)	(152)	234	802
Cash flows from discontinued operations
Net cash used in operating activities	(37)	—	—	—	(37)
Net cash provided by (used in) investing activities	(40)	—	—	—	(40)
Net cash used in discontinued operations	(77)	—	—	—	(77)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(4)	—	(5)
Increase (decrease) in cash and cash equivalents	(33)	2	(67)	—	(98)
Cash and cash equivalents at beginning of period	65	9	422	—	496
Cash and cash equivalents at end of period	$32	$11	$355	$—	$398

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

17. QUARTERLY INFORMATION (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2013
Total revenue	$1,410	$1,535	$1,508	$1,670
Gross margin	369	426	415	530
Operating income	85	139	145	297
Income from continuing operations (attributable to NCR)	62	86	98	206
(Loss) from discontinued operations, net of tax	(1)	—	—	(8)
Net income attributable to NCR	$61	$86	$98	$198
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.38	$0.52	$0.59	$1.24
Diluted	$0.37	$0.51	$0.58	$1.21
Net income per common share:
Basic	$0.37	$0.52	$0.59	$1.19
Diluted	$0.36	$0.51	$0.58	$1.16

2012
Total revenue	$1,244	$1,409	$1,435	$1,642
Gross margin	315	374	382	574
Operating income	78	130	129	411
Income from continuing operations (attributable to NCR)	59	89	88	239
(Loss) income from discontinued operations, net of tax	(9)	13	(1)	3
Net income attributable to NCR	$50	$102	$87	$242
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.37	$0.56	$0.55	$1.49
Diluted	$0.36	$0.54	$0.53	$1.45
Net income per common share:
Basic	$0.32	$0.64	$0.55	$1.51
Diluted	$0.31	$0.62	$0.53	$1.47

As described in Note 2, “Pension Benefit Plan Accounting Methodology Changes,” our results have been revised for the retrospective application of our accounting methodology for recognizing costs for all of our company-sponsored U.S. and international pension benefit plans. For the quarter ended December 31, 2012, operating loss was previously reported as $7 million, net loss attributable to NCR was previously reported as $20 million, and basic and diluted loss per share was previously reported as $0.12. For the quarter ended December 31, 2013, if we had not elected to change our accounting methodology, operating income would have been $124 million, net income attributable to NCR would have been $82 million, basic earnings per share would have been $0.49, and diluted earnings per share would have been $0.48.

Operating income for the quarter ended December 31, 2013 was impacted by actuarial gains related to the remeasurement of our pension plan assets and liabilities. The actuarial gains included in pension benefit recognized in the quarter ended December 31, 2013 increased operating income by $104 million, net income attributable to NCR by $73 million, basic earnings per share by $0.44, and diluted earnings per share by $0.43.

Operating income for the quarter ended December 31, 2012 was impacted by actuarial gains related to the remeasurement of our pension plan assets and liabilities. The actuarial gains included in pension benefit recognized in the quarter ended December 31, 2012 increased operating income by $262 million, net income attributable to NCR by $155 million, basic earnings per share by $0.97, and diluted earnings per share by $0.94.

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

18. SUBSEQUENT EVENTS

Acquisition of Digital Insight Corporation On January 10, 2014, the Company completed its acquisition of Digital Insight Corporation, a leader in online and mobile banking solutions for a cash purchase price of approximately $1.65 billion. As a result of the acquisition, Digital Insight became an indirect wholly owned subsidiary of NCR. The transaction will be accounted for as a business combination.

The purchase price for Digital Insight was financed using the aggregate principal amount from the December 2013 offering by NCR Escrow Corp. of $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023, $250 million in incremental term loans drawn at closing under the Company's December 2013 Incremental Facility Agreement and approximately $300 million in additional borrowings made at closing under the revolving portion of the Company's Senior Secured Credit Facility. At the closing of the acquisition of Digital Insight, NCR Escrow Corp. merged with and into the Company, with the Company continuing as the surviving corporation. The Company assumed all of NCR Escrow Corp.'s obligations under the 5.875% and 6.375% Notes and the indentures governing those Notes, and the net proceeds from the offering were released from the escrow account to pay for the Digital Insight acquisition. Following the Digital Insight acquisition, NCR’s total debt balance was $3.92 billion

NCR incurred acquisition-related transaction costs of approximately $15 million which consist primarily of investment banking, legal and accounting fees. Approximately $7 million were incurred during the year ended December 31, 2013 and are included in selling, general and administrative expenses and interest expense in the accompanying Consolidated Statements of Operations.

These disclosures are based on our preliminary estimates and management is still determining the purchase price allocation. However, the substantial majority of the purchase price is expected to be allocated to goodwill and intangible assets. Additionally, management is still determining the pro forma impact of the Digital Insight acquisition on the 2013 results.

Shareholder Derivative Action With respect to the derivative action settlement referenced in Note 10, "Commitments and Contingencies," on February 3, 2014, the court issued an order that preliminarily approved the proposed settlement, approved the form and content of shareholder notices, and scheduled a fairness hearing.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 as stated in their report which appears in Item 8 of this Report.

NCR Corporation
Notes to Consolidated Financial Statements—(Continued)

Item 9B.    OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2013 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2013 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2013 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2013 year, is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2013 year, and is incorporated herein by reference.

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

2.6
Agreement and Plan of Merger, dated as of December 2, 2013, by and among NCR Corporation, Delivery Acquisition Corporation, Fandango Holdings Corporation and Thoma Bravo, LLC as the Stockholder Representative (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 2, 2013 (the “December 2, 2013 Form 8-K”)).

2.7
Commitment Letter, dated as of December 2, 2013, by and among NCR Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada, RBC Capital Markets, SunTrust Bank, SunTrust Robinson Humphrey, Inc., WF Investment Holdings, LLC and Wells Fargo Securities, LLC (Exhibit 10.2 to the December 2, 2013 Form 8-K).

2.8
Share Purchase Agreement, dated as of December 2, 2013, by and among NCR Limited and the holders of the outstanding share capital of Alaric Systems Limited (Exhibit 10.3 to the December 2, 2013 Form 8-K).

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

4.4
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021 (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated December 19, 2013 (the “December 19, 2013 Form 8-K”)).

4.5
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023 (Exhibit 4.2 to the December 19, 2013 Form 8-K).

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

10.17
NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the “2011 Stock Incentive Plan”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.17.1	Form of 2009 Stock Option Agreement under the NCR Corporation 2011 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K of NCR Corporation dated December 12, 2008). *

10.17.2	Form of 2009 Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K of NCR Corporation dated December 12, 2008).

10.17.3
Form of 2010 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 2010 Quarterly Report”)). *

10.17.4	Form of 2010 Restricted Stock Agreement under the 2011 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2010 Quarterly Report). *

10.17.5	Form of 2010 Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2010 Quarterly Report). *

10.17.6	Form of 2010 Performance Based Restricted Stock Agreement under the 2011 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2010 Quarterly Report). *

10.17.7	Form of 2010 Performance Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2010 Quarterly Report). *

10.17.8
Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter 2011 Quarterly Report”)). *

10.17.9	Form of 2011 Restricted Stock Agreement under the 2011 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2011 Quarterly Report). *

10.17.10	Form of 2011 Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2011 Quarterly Report). *

10.17.11	Form of 2011 Performance Based Restricted Stock Agreement under the 2011 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2011 Quarterly Report). *

10.17.12	Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2011 Quarterly Report). *

10.17.13	Amendment to the 2011 Restricted Stock Unit Agreement for William Nuti dated April 19, 2012 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation filed April 19, 2012). *

10.17.14
Form of 2012 Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “First Quarter 2012 Quarterly Report").)*

10.17.15	Form of 2012 Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2012 Quarterly Report). *

10.17.16	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2012 Quarterly Report). *

10.17.17	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2012 Quarterly Report). *

10.18	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report). *

10.19	Amended and Restated NCR Management Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

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

10.4
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

10.42
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.42.1
Form of 2013 Time-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive and the 2013 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 2013 Quarterly Report”)). *

10.42.2	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan and the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2013 Quarterly Report). *

10.43
Third Amendment, dated as of February 5, 2013, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the First Quarter 2013 Quarterly Report).

10.44	Third Amendment to the NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.45
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Third Quarter 2013 Quarterly Report”)).

10.46
Reaffirmation Agreement, dated as of July 25, 2013, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2013 Quarterly Report).

10.47	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.48
First Amendment, dated as of December 4, 2013, to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 5, 2013 (the “December 5, 2013 Form 8-K”)).

10.49
Incremental Facility Agreement, dated as of December 4, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.2 to the December 5, 2013 Form 8-K).

10.5
Registration Rights Agreement relating to the 2021 Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.1 to the December 19, 2013 Form 8-K).

10.51
Registration Rights Agreement relating to the 2023 Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.2 to the December 19, 2013 Form 8-K).

10.52	Letter agreement with Jennifer Daniels dated March 23, 2010. *

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.
* Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$16	$2	$—	$—	$18
Deferred tax asset valuation allowance	$399	$—	$—	$35	$364

Year Ended December 31, 2012
Allowance for doubtful accounts	$16	$—	$—	$—	$16
Deferred tax asset valuation allowance	$425	$17	$—	$43	$399
Reserves related to business restructuring	$2	$—	$—	$2	$—

Year Ended December 31, 2011
Allowance for doubtful accounts	$13	$3	$—	$—	$16
Deferred tax asset valuation allowance	$410	$15	$—	$—	$425
Reserves related to business restructuring	$3	$—	$—	$1	$2

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 26, 2014	By:	/s/ Robert P. Fishman
Robert P. Fishman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	Chief Executive Officer and President

	/s/ Robert P. Fishman	Senior Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Deanna W. Oppenheimer	Director
Deanna W. Oppenheimer

Date:	February 26, 2014