Form 10-Q
period 2014-03-31
NCR CORP
filed 2014-05-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 15, 2014, there were approximately 167.9 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2014	2013
Product revenue	$634	$667
Service revenue	884	743
Total revenue	1,518	1,410
Cost of products	476	503
Cost of services	626	538
Selling, general and administrative expenses	245	229
Research and development expenses	63	55
Total operating expenses	1,410	1,325
Income from operations	108	85
Interest expense	(43)	(21)
Other (expense) income, net	(7)	2
Income from continuing operations before income taxes	58	66
Income tax expense	4	2
Income from continuing operations	54	64
Loss from discontinued operations, net of tax	—	(1)
Net income	54	63
Net income attributable to noncontrolling interests	1	2
Net income attributable to NCR	$53	$61
Amounts attributable to NCR common stockholders:
Income from continuing operations	$53	$62
Loss from discontinued operations, net of tax	—	(1)
Net income	$53	$61
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.32	$0.38
Diluted	$0.31	$0.37
Net income per common share
Basic	$0.32	$0.37
Diluted	$0.31	$0.36
Weighted average common shares outstanding
Basic	167.1	163.7
Diluted	171.0	167.5
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2014	2013
Net income	$54	$63
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	7	(23)
Derivatives
Unrealized (loss) gain on derivatives	(1)	2
Losses on derivatives arising during the period	1	2
Less income tax benefit (expense)	—	(1)
Securities
Unrealized gain on securities	—	3
Employee benefit plans
Amortization of prior service benefit	(6)	(18)
Net gain arising during the period	—	48
Amortization of actuarial loss	1	2
Less income tax benefit (expense)	2	(12)
Other comprehensive income	4	3
Total comprehensive income	58	66
Less comprehensive income attributable to noncontrolling interests:
Net income	1	2
Currency translation adjustments	(1)	(1)
Amounts attributable to noncontrolling interests	—	1
Comprehensive income attributable to NCR common stockholders	$58	$65

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$515	$528
Restricted cash	—	1,114
Accounts receivable, net	1,442	1,339
Inventories	820	790
Other current assets	608	568
Total current assets	3,385	4,339
Property, plant and equipment, net	390	352
Goodwill	2,789	1,534
Intangibles, net	1,024	494
Prepaid pension cost	495	478
Deferred income taxes	252	441
Other assets	493	470
Total assets	$8,828	$8,108
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$64	$34
Accounts payable	695	670
Payroll and benefits liabilities	183	191
Deferred service revenue and customer deposits	587	525
Other current liabilities	479	461
Total current liabilities	2,008	1,881
Long-term debt	3,885	3,320
Pension and indemnity plan liabilities	532	532
Postretirement and postemployment benefits liabilities	170	169
Income tax accruals	182	189
Environmental liabilities	111	121
Other liabilities	92	99
Total liabilities	6,980	6,311
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	14
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 167.8 and 166.6 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	426	433
Retained earnings	1,425	1,372
Accumulated other comprehensive loss	(33)	(38)
Total NCR stockholders’ equity	1,820	1,769
Noncontrolling interests in subsidiaries	14	14
Total stockholders’ equity	1,834	1,783
Total liabilities and stockholders’ equity	$8,828	$8,108
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2014	2013
Operating activities
Net income	$54	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1
Depreciation and amortization	69	47
Stock-based compensation expense	10	10
Deferred income taxes	3	(9)
Gain on sale of property, plant and equipment and other assets	(1)	(4)
Changes in assets and liabilities:
Receivables	(66)	9
Inventories	(30)	(47)
Current payables and accrued expenses	—	(36)
Deferred service revenue and customer deposits	59	73
Employee benefit plans	(21)	(34)
Other assets and liabilities	(46)	(52)
Net cash provided by operating activities	31	21
Investing activities
Expenditures for property, plant and equipment	(32)	(24)
Additions to capitalized software	(34)	(21)
Business acquisitions, net	(1,642)	(681)
Changes in restricted cash	1,114	—
Other investing activities, net	(4)	5
Net cash used in investing activities	(598)	(721)
Financing activities
Tax withholding payments on behalf of employees	(22)	(25)
Short term borrowings, net	6	1
Payments on term credit facility	—	(18)
Borrowings on term credit facility	250	—
Payments on revolving credit facility	(60)	(420)
Borrowings on revolving credit facility	400	565
Debt issuance costs	(2)	(2)
Proceeds from employee stock plans	5	18
Other financing activities	(1)	—
Net cash provided by financing activities	576	119
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(16)	1
Effect of exchange rate changes on cash and cash equivalents	(6)	(6)
Decrease in cash and cash equivalents	(13)	(586)
Cash and cash equivalents at beginning of period	528	1,069
Cash and cash equivalents at end of period	$515	$483
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2013 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2013.

On January 10, 2014, the Company completed its acquisition of Digital Insight Corporation (Digital Insight). As a result of the acquisition, the results of Digital Insight are included for the period from January 10, 2014 to March 31, 2014. See Note 3, "Acquisitions," for additional information.

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

Shareholder Derivative Action With respect to the potential settlement of the shareholder derivative demand described in Note 9, "Commitments and Contingencies," the settlement was approved by the court in April 2014. It will become final upon the expiration of an appeal deadline, provided no appeal is filed, in May 2014.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $18 million during the three months ended March 31, 2014 as compared to $41 million during the three months ended March 31, 2013. As of March 31, 2014 and December 31, 2013, we had $11 million and $9 million, respectively, in receivables outstanding from Bradesco.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Recent Accounting Pronouncements

Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure those joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The total amount of the obligation is determined as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. Examples of obligations subject to these requirements include debt arrangements, settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2014 did not have an impact on our consolidated financial statements.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. The initial adoption on January 1, 2014 did not have an impact on our consolidated financial statements.

Issued

In April 2014, the FASB issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 is not expected to have a material impact on our consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2014	December 31, 2013
Accounts receivable
Trade	$1,414	$1,318
Other	46	39
Accounts receivable, gross	1,460	1,357
Less: allowance for doubtful accounts	(18)	(18)
Total accounts receivable, net	$1,442	$1,339
The components of inventory are summarized as follows:

In millions	March 31, 2014	December 31, 2013
Inventories
Work in process and raw materials	$159	$135
Finished goods	207	202
Service parts	454	453
Total inventories	$820	$790
The components of other current assets are summarized as follows:

In millions	March 31, 2014	December 31, 2013
Other current assets
Current deferred tax assets	$268	$262
Other	340	306
Total other current assets	$608	$568

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. ACQUISITIONS

Acquisition of Digital Insight Corporation On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation, for which it paid an aggregate purchase price of approximately $1,648 million, which includes $5 million that was withheld by the Company as a source of recovery for possible claims pursuant to the acquisition agreement and will be paid to the sellers pursuant to the terms of such agreement. The purchase price was paid from the net proceeds of the December 2013 offer and sale of NCR's 5.875% and 6.375% senior unsecured notes and borrowings under NCR's senior secured credit facility, including borrowings under the Company's December 2013 incremental facility agreement. As a result of the acquisition, Digital Insight became an indirect wholly owned subsidiary of NCR.

Digital Insight is a leading U.S. based provider of SaaS-based customer-facing digital banking software to domestic financial institutions. The acquisition is consistent with NCR's continued transformation to a hardware-enabled, software-driven business. Digital Insight will complement and extend our existing capabilities in the banking industry to form a complete enterprise software platform across both physical and digital channels - mobile, online, branch, and ATM.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Digital Insight was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. The Company's purchase price allocation for Digital Insight is preliminary and subject to revision as additional information about fair value of the assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The preliminary allocation of the purchase price for Digital Insight is as follows:

In millions	Fair Value
Tangible assets acquired	$74
Acquired intangible assets other than goodwill	559
Acquired goodwill	1,255
Deferred tax liabilities	(194)
Liabilities assumed	(46)
Total purchase consideration	$1,648

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue synergies expected from combining the operations of NCR and Digital Insight. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Financial Services segment. Refer to Note 4, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of March 31, 2014.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The intangible assets acquired in the acquisition include the following:

	Estimated Fair Value	Weighted Average Amortization Period(1)
		(years)
Direct customer relationships	$336	18
Technology - Software	121	5
Customer contracts	89	8
Tradenames	13	7
Total acquired intangible assets	$559	13

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

The Company has incurred a total of $15 million of transaction expenses to date relating to the acquisition, of which $8 million are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Digital Insight for the three months ended March 31, 2014 and 2013. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma financial information for the three months ended March 31, 2014 combines the results of NCR for the three months ended March 31, 2014, which include the results of Digital Insight subsequent to January 10, 2014 (the acquisition date) and the historical results for Digital Insight for the 10 days preceding the acquisition date. The unaudited financial information for the three months ended March 31, 2013 combines the historical results for NCR for the three months ended March 31, 2013 with the historical results for Digital Insight for the three months ended April 30, 2013, as, prior to the acquisition, Digital Insight had a July 31 fiscal year end.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three months ended March 31
In millions	2014	2013
Revenue	$1,526	$1,493
Net income attributable to NCR	$53	$46

The unaudited pro forma results for the three months ended March 31, 2014 include:

•	$8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the three months ended March 31, 2013 include:

•	$7 million, net of tax, in additional amortization expense for acquired intangible assets,

•
$13 million, net of tax, in interest expense from NCR's 5.875% and 6.375% senior unsecured notes and incremental borrowings under NCR's senior secured credit facility and incremental credit facility, and

•	$6 million, net of tax, in transaction costs for the three months ended March 31, 2013.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2014 and December 31, 2013 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2013						March 31, 2014
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$255	$—	$255	$1,255	$—	$(2)	$1,508	$—	$1,508
Retail Solutions	581	(3)	578	—	—	—	581	(3)	578
Hospitality	676	—	676	—	—	2	678	—	678
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total goodwill	$1,542	$(8)	$1,534	$1,255	$—	$—	$2,797	$(8)	$2,789

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below. The increase in the gross carrying amount is primarily due to the acquisition detailed in Note 3, "Acquisitions."

	Amortization Period (in Years)	March 31, 2014		December 31, 2013
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$664	$(44)	$328	$(37)
Intellectual property	2 - 7	397	(134)	275	(118)
Customer contracts	8	89	(5)	—	—
Tradenames	2 - 10	74	(17)	61	(15)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,232	$(208)	$672	$(178)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2014	Remainder of 2014 (estimated)
Amortization expense	$30	$91

	For the years ended December 31 (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$127	$125	$116	$85	$76

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2014		December 31, 2013
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$51	2.43%	$28	2.55%
Other (2)	13	6.76%	6	7.11%
Total short-term borrowings	$64		$34
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,314	2.43%	$1,087	2.55%
Revolving credit facility due 2018 (1)	340	1.98%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	31	6.91%	33	7.21%
Total long-term debt	$3,885		$3,320

(1)
Interest rates are weighted average interest rates as of March 31, 2014 and December 31, 2013 related to the Senior Secured Credit Facility, which incorporates the impact of the interest rate swap. Refer to Note 11, "Derivatives and Hedging Instruments," for additional details.

(2)	Interest rates are weighted average interest rates as of March 31, 2014 and December 31, 2013 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  In August 2011, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders. On July 25, 2013, the Company amended and restated the senior secured credit facility, and refinanced its term loan facility and revolving credit facility thereunder. On December 4, 2013, in connection with the then pending acquisition of Digital Insight, the senior secured credit facility was further amended (as amended, the Senior Secured Credit Facility). On December 4, 2013, in connection with the amendment of the Senior Secured Credit Facility, the Company entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement created an additional $250 million of term loan commitments under the Senior Secured Credit Facility, which were drawn, along with approximately $300 million from the revolving credit facility, on January 10, 2014 in connection with the acquisition of Digital Insight. Refer to Note 3, "Acquisitions," for further details.

As of March 31, 2014, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.37 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2014, there were no outstanding letters of credit.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. As of March 31, 2014, the repayment schedule required quarterly installments of approximately $17 million beginning September 30, 2014, approximately $26 million beginning September 30, 2015, and approximately $34 million beginning September 30, 2016, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company's obligations under the Senior Secured Credit Facility are guaranteed by certain of its wholly-owned domestic subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the guarantor subsidiaries, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
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

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes), the proceeds of which were used solely for the acquisition of Digital Insight. The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured senior basis, by our subsidiary, NCR International, Inc.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company has the option to redeem the 4.625% Notes, in whole or in part, at any time on or after February 15, 2017, at a redemption price of 102.313%, 101.156% and 100% during the 12-month periods commencing on February 15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, we may redeem the 4.625% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to February 15, 2016, we may redeem the 4.625% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 104.625% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The Company has the option to redeem the 5.875% Notes, in whole or in part, at any time on or after December 15, 2017, at a redemption price of 102.938%, 101.469% and 100% during the 12-month periods commencing on December 15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2017, the Company may redeem the 5.875% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to December 15, 2016, the Company may redeem the 5.875% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 105.875% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The Company has the option to redeem the 6.375% Notes, in whole or in part, at any time on or after December 15, 2018, at a redemption price of 103.188%, 102.125%, 101.063% and 100% during the 12-month periods commencing on December 15, 2018, 2019, 2020 and 2021 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2018, the Company may redeem the 6.375% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. Prior to December 15, 2016, the Company may redeem the 6.375% Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the notes originally issued at a redemption price of 106.375% plus accrued and unpaid interest to the redemption date, with the net cash proceeds from one or more qualified equity offerings under certain further requirements.

The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of our subsidiaries to pay dividends to us; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the issuances of the 5.875% and 6.375% Notes, the Company and its subsidiary guarantor entered into registration rights agreements with J.P. Morgan Securities LLC as representative of the initial purchasers of the applicable notes. Each registration rights agreement requires the Company and the subsidiary guarantor, at their cost, to among other things:

•
use their commercially reasonable efforts to file a registration statement on an appropriate registration form with respect to a registered offer to exchange the notes for new notes that are guaranteed with terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate);

•	use their commercially reasonable efforts to cause the registration statement to become effective under the Securities Act of 1933, as amended; and

•	promptly after the applicable registration statement is effective, commence an exchange offer.

In addition, under certain circumstances, the Company and the subsidiary guarantor may be required to file shelf registration statements to cover sales of the notes by their holders.

If the Company and the subsidiary guarantor do not comply with their registration statement and exchange offer obligations under a registration rights agreement, then additional interest shall accrue on the principal amount of the notes that are registrable securities (as defined in each registration rights agreement) at a rate of 0.25% per annum for the first 90-day period beginning on the day immediately following such registration default (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.00% per annum).

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which as of March 31, 2014 and December 31, 2013 was $4.02 billion and $3.33 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $4 million for the three months ended March 31, 2014 compared to $2 million for the three months ended March 31, 2013. The increase in income tax expense was primarily driven by the one-time benefit of approximately $16 million included in the three months ended March 31, 2013 in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. The increase was partially offset by discrete benefits of $12 million in the three months ended March 31, 2014, including a favorable change in uncertain tax positions.

7. STOCK COMPENSATION PLANS
As of March 31, 2014, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended March 31
	2014	2013
Restricted stock	$10	$9
Stock options	—	1
Total stock-based compensation (pre-tax)	10	10
Tax benefit	(4)	(3)
Total stock-based compensation (net of tax)	$6	$7

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three months ended March 31, 2014 and 2013, the Company did not grant any stock options. As of March 31, 2014, the total unrecognized compensation cost of $97 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.4 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit (income) cost for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	32	31	21	20	53	51
Expected return on plan assets	(30)	(27)	(26)	(25)	(56)	(52)
Amortization of prior service cost	—	—	1	1	1	1
Settlement	—	—	(2)	—	(2)	—
Actuarial gain	—	(10)	—	—	—	(10)
Special termination benefit cost	—	13	—	—	—	13
Net periodic benefit (income) cost	$2	$7	$(3)	$—	$(1)	$7

During the first quarter of 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate. During the three months ended March 31, 2013, special termination benefit costs of $13 million were recognized for those employees who irrevocably accepted the offer during the period. Additionally, during the three months ended March 31, 2013, an actuarial gain of $10 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

The benefit from the postretirement plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2014	2013
Interest cost	$—	$—
Amortization of:
Prior service benefit	(5)	(5)
Actuarial loss	1	1
Net postretirement benefit	$(4)	$(4)

The cost of the postemployment plan for the three months ended March 31 was:

In millions	Three months ended March 31
	2014	2013
Net service cost	$4	$4
Interest cost	2	2
Amortization of:
Prior service benefit	(1)	(1)
Actuarial loss	—	1
Curtailment benefit	—	(13)
Net postemployment cost (benefit)	$5	$(7)

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employer Contributions

Pension For the three months ended March 31, 2014, NCR contributed approximately $15 million to its international pension plans. In 2014, NCR anticipates contributing an additional $55 million to its international pension plans for a total of $70 million and $18 million to its executive pension plan. NCR may, in connection with the previously announced third phase of its pension strategy, make one or more additional discretionary contributions over the next two years but no such additional contributions are scheduled.

Postretirement For the three months ended March 31, 2014, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $4 million in 2014.

Postemployment For the three months ended March 31, 2014, NCR contributed approximately $5 million to its postemployment plans. NCR anticipates contributing an additional $30 million to its postemployment plans for a total of $35 million in 2014.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2014 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company would not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. The Company and the officers and directors removed the case to federal court in Georgia. In July 2013, the Board of Directors received a demand letter from another shareholder with respect to allegations similar to those contained in the prior demand letter. In September 2013, the Board of Directors rejected the demand contained in that letter. In the quarter ended December 31, 2013, the individual defendants in the Georgia suit, and the Company as nominal defendant, entered into a memorandum of understanding with respect to a potential settlement of plaintiff's claims. That settlement received preliminary approval from the Georgia federal court in February 2014 and a fairness hearing was scheduled for April 2014; no objections to the settlement were

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

received by the date set by the court as the last day on which objections could be filed. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Various litigation proceedings concerning the Fox River are pending. In a contribution action filed in 2008 seeking to determine allocable responsibility of several companies and governmental entities, a federal court in Wisconsin ruled that NCR and API did not have a right to obtain contribution from the other parties, but that those parties could obtain contribution from NCR and API with respect to certain moneys they had spent. Decisions in that action were issued in 2009, 2011, 2012 and 2013, with a final judgment entered in 2013. The final judgment held the Company liable in the approximate amount of $76 million; the Company prevailed on claims seeking to hold it liable under an “arranger” theory for the most upriver portion of the site, where claimed damages were approximately $95 million.  The Company has secured a bond to stay execution on the judgment and has commenced an appeal from the aspects of the judgment that were not favorable to the Company. Other companies are also appealing from the judgment, including from those aspects that are favorable to the Company. The appeals in this matter were argued on February 28, 2014, and a decision is pending.

In August 2013, GP filed a breach of contract action against the Company in a Wisconsin state court, seeking reimbursement of expenses incurred under Fox River-related agreements entered into by certain PRPs in the 1990s; the Wisconsin federal court had ruled the expenses could not be recovered in the context of the contribution action.  Any liability arising under those agreements would be subject to the cost-sharing obligations described herein pertaining to API, BAT, AT&T and Alcatel-Lucent. Under a settlement reached by the Company and GP, the ultimate outcome of the appeal in the contribution litigation will control the result of this breach of contract action, such that it may or may not ultimately require a payment by the Company; the amount sought in the action is encompassed in the Company's Fox River reserve, described below.

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 the court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order. Several parties, including NCR, have appealed from the judgment; that appeal was argued on February 28, 2014, and a decision is pending.

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API has refused to pay for remediation costs and the Company has funded the cost of remediation activity ordered by the court. NCR has sought payment from API under the Cost Sharing Agreement, and NCR’s payment demands made upon API as of March 31, 2014 total to approximately $84 million. The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR. The Company and API are engaged in arbitration proceedings over API’s failure to pay; API has counterclaimed against NCR. The trial in that matter commenced in March 2014, and is expected to conclude in the second quarter of 2014, with a decision by the arbitration panel to follow. In public filings in March 2014 API states that the Wisconsin federal court's rulings “do not affect [API’s] rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement [the Cost Sharing Agreement] and a 2005 arbitration determination . . .” API also reports in the same filing that “[t]he current carrying amount of [API’s] liability under the [a]rbitration is $59.3 million, which represents [API’s] best estimate of amounts to be paid.”

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2014, the net reserve for the Fox River matter was approximately $102 million, compared to $112 million as of December 31, 2013. The decrease in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, funds three months' worth of remediation activities in advance. As of March 31, 2014 and December 31, 2013, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $51 million as of March 31, 2014 and December 31, 2013, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through March 31, 2014, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three companies in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to that point in time; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” at least as of March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. The amount of damages, if any, will be litigated in a subsequent phase of the case, with trial scheduled to commence on July 28, 2015. If the Company is found liable for money damages with respect to the Kalamazoo River site, it would have claims against API and BAT under the Cost Sharing Agreement, arbitration award and judgment discussed above in connection with the Fox River matter and against AT&T and Alcatel-Lucent.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2014 and December 31, 2013, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2014	2013
Warranty reserve liability
Beginning balance as of January 1	$22	$26
Accruals for warranties issued	8	8
Settlements (in cash or in kind)	(9)	(10)
Ending balance as of March 31	$21	$24

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. During the three months ended March 31, 2014 and 2013, there were no anti-dilutive options.
The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2014	2013
Amounts attributable to NCR common stockholders:
Income from continuing operations	$53	$62
(Loss) income from discontinued operations, net of tax	—	(1)
Net income applicable to common shares	$53	$61
Weighted average outstanding shares of common stock	167.1	163.7
Dilutive effect of restricted stock and employee stock options	3.9	3.8
Common stock and common stock equivalents	171.0	167.5
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.32	$0.38
From discontinued operations	—	(0.01)
Net earnings per share (Basic)	$0.32	$0.37
Diluted earnings per share:
From continuing operations	$0.31	$0.37
From discontinued operations	—	(0.01)
Net earnings per share (Diluted)	$0.31	$0.36

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2014, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of March 31, 2014 was $504 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2014, the balance in AOCI related to the interest rate swap agreement was a loss of $5 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$504	$9
Foreign exchange contracts	Other current assets	108	1	Other current liabilities	30	1
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$136	$1	Other current liabilities	$246	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

	Fair Values of Derivative Instruments
	December 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$518	$10
Foreign exchange contracts	Other current assets	103	1	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$158	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

* As of March 31, 2014, approximately $2 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2013, approximately $3 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2014	For the three months ended March 31, 2013	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2014	For the three months ended March 31, 2013	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Interest rate swap	$(1)	$—	Interest expense	$1	$(2)	Interest expense	$—	$—
Foreign exchange contracts	$—	$2	Cost of products	$—	$—	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Foreign exchange contracts	Other (expense) income, net	$(3)	$(3)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2014, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are set forth as follows:

		Fair Value Measurements at March 31, 2014 Using
In millions	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$10	$10	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	2	—	2	—
Total	$20	$18	$2	$—
Liabilities:
Interest rate swap****	$9	$—	$9	$—
Foreign exchange contracts****	2	—	2	—
Total	$11	$—	$11	$—

		Fair Value Measurements at December 31, 2013 Using
In millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$9	$9	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	2	—	2	—
Total	$19	$17	$2	$—
Liabilities:
Interest rate swap****	$10	$—	$10	$—
Foreign exchange contracts****	1	—	1	—
Total	$11	$—	$11	$—

_____________
*    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
**    Included in Other assets in the Condensed Consolidated Balance Sheet.
***    Included in Other current assets in the Condensed Consolidated Balance Sheet.
****    Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.
Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds which generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
Available-For-Sale Securities The Company has investments in mutual funds and equity securities that are valued using the market approach with quotations from stock exchanges in Japan. As a result, available-for-sale securities are classified within Level 1 of the valuation hierarchy.

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. No impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2014 and 2013.

13. SEGMENT INFORMATION AND CONCENTRATIONS
The Company manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management, video banking and customer-facing digital banking software; and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; an omni-channel retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, such as self-service kiosks, and the small business industry, such as an all-in-one point of sale solution. Additionally, we offer installation, maintenance, and managed and professional services.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2014	2013
Revenue by segment
Financial Services (1)	$794	$714
Retail Solutions	490	489
Hospitality	149	131
Emerging Industries	85	76
Consolidated revenue	1,518	1,410
Operating income by segment
Financial Services (1)	103	57
Retail Solutions	36	41
Hospitality	12	21
Emerging Industries	4	10
Subtotal - segment operating income	155	129
Pension (benefit) expense	(1)	7
Other adjustments(2)	48	37
Income from operations	$108	$85

(1)	From the acquisition date of January 10, 2014 through March 31, 2014, Digital Insight contributed $76 million in revenue and $23 million in segment operating income to the Financial Services segment.

(2)
Other adjustments for the three months ended March 31, 2014 include $14 million of acquisition-related costs, $30 million of acquisition-related amortization of intangible assets, $3 million of acquisition-related purchase price adjustments and $1 million of legal costs related to previously disclosed OFAC and FCPA investigations and for the three months ended March 31, 2013 include $16 million of acquisition-related costs, $14 million of acquisition-related amortization of intangible assets, $6 million of purchase price adjustments and $1 million of legal costs related to previously disclosed OFAC and FCPA investigations.

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2014	2013
Product revenue	$634	$667
Professional and installation services revenue	383	268
Total solution revenue	1,017	935
Support services revenue	501	475
Total revenue	$1,518	$1,410

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(21)	31	1	3	14
Amounts reclassified from AOCI	—	(11)	2	—	(9)
Net current period other comprehensive (loss) income	(21)	20	3	3	5
Balance at March 31, 2013	$(27)	$(2)	$(7)	$4	$(32)

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) income before reclassifications	8	—	(1)	—	7
Amounts reclassified from AOCI	—	(3)	1	—	(2)
Net current period other comprehensive (loss) income	8	(3)	—	—	5
Balance at March 31, 2014	$(44)	$13	$(5)	$3	$(33)

Reclassifications Out of AOCI

	For the three months ended March 31, 2014
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(3)	—	(2)
Selling, general and administrative expenses	—	(2)	—	(2)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(6)	$1	$(4)
Tax expense				2
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended March 31, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$—	$(1)
Cost of services	2	(10)	—	(8)
Selling, general and administrative expenses	—	(5)	—	(5)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$2	$(18)	$2	$(14)
Tax expense				5
Total reclassifications, net of tax				$(9)

15. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally, the obligations to pay principal and interest for these senior unsecured notes. Refer to Note 5, "Debt Obligations," for additional disclosures.

Pursuant to the registration rights agreements entered into in connection with the offerings of the 5.00% and 4.625% Notes, the Company completed registered offers to exchange the 5.00% and 4.625% Notes on May 30, 2013.

In connection with the offerings of the 5.875% and 6.375% Notes, the Company and the Guarantor Subsidiary entered into registration rights agreements with the initial purchasers of such Notes. Each registration rights agreement requires the Company and the Guarantor Subsidiary, at their cost, to among other things, use their commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the senior unsecured notes subject to such registration rights agreement for new notes that are guaranteed by the Guarantor Subsidiary with terms substantially identical in all material respects to the senior unsecured notes subject to such registration statement.

In connection with the registration statements for the exchange offers of the 5.00% and 4.625% Notes and the expected filing of the registration statements for the 5.875% and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended March 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$240	$17	$431	$(54)	$634
Service revenue	307	7	570	—	884
Total revenue	547	24	1,001	(54)	1,518
Cost of products	183	5	342	(54)	476
Cost of services	232	3	391	—	626
Selling, general and administrative expenses	131	1	113	—	245
Research and development expenses	17	—	46	—	63
Total operating expenses	563	9	892	(54)	1,410
Income (loss) from operations	(16)	15	109	—	108
Interest expense	(43)	—	(17)	17	(43)
Other (expense) income, net	12	(2)	—	(17)	(7)
Income (loss) from continuing operations before income taxes	(47)	13	92	—	58
Income tax expense (benefit)	(17)	7	14	—	4
Income (loss) from continuing operations before earnings in subsidiaries	(30)	6	78	—	54
Equity in earnings of consolidated subsidiaries	83	63	—	(146)	—
Income (loss) from continuing operations	53	69	78	(146)	54
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$53	$69	$78	$(146)	$54
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$53	$69	$77	$(146)	$53
Total comprehensive income (loss)	58	73	78	(151)	58
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$58	$73	$78	$(151)	$58

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the three months ended March 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$282	$13	$423	$(51)	$667
Service revenue	298	5	440	—	743
Total revenue	580	18	863	(51)	1,410
Cost of products	212	2	340	(51)	503
Cost of services	221	3	314	—	538
Selling, general and administrative expenses	136	1	92	—	229
Research and development expenses	18	(1)	38	—	55
Total operating expenses	587	5	784	(51)	1,325
Income (loss) from operations	(7)	13	79	—	85
Interest expense	(22)	—	(1)	2	(21)
Other (expense) income, net	(1)	(2)	7	(2)	2
Income (loss) from continuing operations before income taxes	(30)	11	85	—	66
Income tax expense (benefit)	(12)	(7)	21	—	2
Income (loss) from continuing operations before earnings in subsidiaries	(18)	18	64	—	64
Equity in earnings of consolidated subsidiaries	80	67	—	(147)	—
Income (loss) from continuing operations	62	85	64	(147)	64
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$61	$85	$64	$(147)	$63
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$61	$85	$62	$(147)	$61
Total comprehensive income (loss)	65	73	24	(96)	66
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$65	$73	$23	$(96)	$65

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	48	8	459	—	515
Accounts receivable, net	447	18	977	—	1,442
Inventories	301	7	512	—	820
Due from affiliates	1,374	865	234	(2,473)	—
Other current assets	389	25	236	(42)	608
Total current assets	2,559	923	2,418	(2,515)	3,385
Property, plant and equipment, net	152	1	237	—	390
Goodwill	872	—	1,917	—	2,789
Intangibles, net	225	—	799	—	1,024
Prepaid pension cost	—	—	495	—	495
Deferred income taxes	320	68	49	(185)	252
Investments in subsidiaries	3,293	2,000	—	(5,293)	—
Due from affiliates	28	20	46	(94)	—
Other assets	348	40	105	—	493
Total assets	$7,797	$3,052	$6,066	$(8,087)	$8,828

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	52	—	12	—	64
Accounts payable	236	1	458	—	695
Payroll and benefits liabilities	57	1	125	—	183
Deferred service revenue and customer deposits	176	15	396	—	587
Due to affiliates	958	119	1,396	(2,473)	—
Other current liabilities	227	7	287	(42)	479
Total current liabilities	1,706	143	2,674	(2,515)	2,008
Long-term debt	3,862	—	23	—	3,885
Pension and indemnity plan liabilities	237	—	295	—	532
Postretirement and postemployment benefits liabilities	24	—	146	—	170
Income tax accruals	3	9	170	—	182
Environmental liabilities	111	—	—	—	111
Due to affiliates	17	45	32	(94)	—
Other liabilities	17	—	260	(185)	92
Total liabilities	5,977	197	3,600	(2,794)	6,980
Redeemable noncontrolling interest	—	—	14	—	14
Stockholders’ equity
Total NCR stockholders’ equity	1,820	2,855	2,438	(5,293)	1,820
Noncontrolling interests in subsidiaries	—	—	14	—	14
Total stockholders’ equity	1,820	2,855	2,452	(5,293)	1,834
Total liabilities and stockholders’ equity	$7,797	$3,052	$6,066	$(8,087)	$8,828

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	75	11	442	—	528
Restricted cash	1,114	—	—	—	1,114
Accounts receivable, net	424	14	901	—	1,339
Inventories	319	11	460	—	790
Due from affiliates	333	854	298	(1,485)	—
Other current assets	360	25	209	(26)	568
Total current assets	2,625	915	2,310	(1,511)	4,339
Property, plant and equipment, net	146	1	205	—	352
Goodwill	872	—	662	—	1,534
Intangibles, net	234	—	260	—	494
Prepaid pension cost	—	—	478	—	478
Deferred income taxes	321	68	52	—	441
Investments in subsidiaries	2,665	1,927	—	(4,592)	—
Due from affiliates	28	20	45	(93)	—
Other assets	334	40	96	—	470
Total assets	$7,225	$2,971	$4,108	$(6,196)	$8,108

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	28	—	6	—	34
Accounts payable	254	1	415	—	670
Payroll and benefits liabilities	78	1	112	—	191
Deferred service revenue and customer deposits	155	12	358	—	525
Due to affiliates	1,007	123	355	(1,485)	—
Other current liabilities	219	7	261	(26)	461
Total current liabilities	1,741	144	1,507	(1,511)	1,881
Long-term debt	3,296	—	24	—	3,320
Pension and indemnity plan liabilities	234	—	298	—	532
Postretirement and postemployment benefits liabilities	25	—	144	—	169
Income tax accruals	4	10	175	—	189
Environmental liabilities	121	—	—	—	121
Due to affiliates	17	44	32	(93)	—
Other liabilities	18	—	81	—	99
Total liabilities	5,456	198	2,261	(1,604)	6,311
Redeemable noncontrolling interest	—	—	14	—	14
Stockholders’ equity
Total NCR stockholders’ equity	1,769	2,773	1,819	(4,592)	1,769
Noncontrolling interests in subsidiaries	—	—	14	—	14
Total stockholders’ equity	1,769	2,773	1,833	(4,592)	1,783
Total liabilities and stockholders’ equity	$7,225	$2,971	$4,108	$(6,196)	$8,108

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16)	$(3)	$79	$(29)	$31
Investing activities
Expenditures for property, plant and equipment	(15)	—	(17)	—	(32)
Additions to capitalized software	(21)	—	(13)	—	(34)
Business acquisitions, net of cash acquired	(1,642)	—	—	—	(1,642)
Investments in equity affiliates	(1)	—	—	1	—
Changes in restricted cash	1,114	—	—	—	1,114
Other investing activities, net	(1)	—	(3)	—	(4)
Net cash provided by (used in) investing activities	(566)	—	(33)	1	(598)
Financing activities
Tax withholding payments on behalf of employees	(22)	—	—	—	(22)
Proceeds from employee stock plans	5	—	—	—	5
Equity contribution	—	—	1	(1)	—
Short term borrowings, net	—	—	6	—	6
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(60)	—	—	—	(60)
Borrowings on revolving credit facility	400	—	—	—	400
Debt issuance cost	(2)	—	—	—	(2)
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Other financing activities	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	571	—	(23)	28	576
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(16)	—	—	—	(16)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	(27)	(3)	17	—	(13)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$48	$8	$459	$—	$515

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(31)	$3	$76	$(27)	$21
Investing activities
Expenditures for property, plant and equipment	(4)	—	(20)	—	(24)
Additions to capitalized software	(16)	—	(5)	—	(21)
Business acquisitions, net of cash acquired	(9)	—	(672)	—	(681)
Proceeds from (payments of) intercompany notes	(322)	—	—	322	—
Investments in equity affiliates	(274)	—	—	274	—
Other investing activities, net	4	—	1	—	5
Net cash provided by (used in) investing activities	(621)	—	(696)	596	(721)
Financing activities
Tax withholding payments on behalf of employees	(25)	—	—	—	(25)
Proceeds from employee stock plans	18	—	—	—	18
Equity contribution	—	—	274	(274)	—
Short term borrowings, net	—	—	1	—	1
Payments on term credit facility	(18)	—	—	—	(18)
Payments on revolving credit facility	(420)	—	—	—	(420)
Borrowings on revolving credit facility	565	—	—	—	565
Debt issuance costs	(2)	—	—	—	(2)
Dividend distribution to consolidated subsidiaries	—	—	(27)	27	—
Borrowings (repayments) of intercompany notes	—	—	322	(322)	—
Net cash provided by (used in) financing activities	118	—	570	(569)	119
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	1	—	—	—	1
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	(533)	3	(56)	—	(586)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$38	$9	$436	$—	$483

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2014, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 8% from the prior year period;

•
We continued to experience significant growth in software-related revenue (which we measure by combining software license and maintenance revenue, software as a service (SaaS) revenue and professional services revenue associated with software delivery); and

•	Completed the acquisition of Digital Insight.

We have established a focused and consistent business strategy targeted at revenue growth, gross margin expansion, improved customer loyalty and employee engagement. To execute this strategy, we incorporate three key imperatives that align with our financial objectives for 2014 and beyond: deliver disruptive innovation; focus on migrating to higher margin software and recurring services revenue; and more fully enable our sales force with a consultative selling model that better leverages the innovation we are bringing to the market.

Our strategy, which we continued to pursue in the first quarter of 2014, is summarized in more detail below:

•
Gain profitable share - We have been working to shift our business model to focus on growth of higher margin software and services revenue, including focusing our research and development efforts, changing and educating our sales force and executing transformative acquisitions in each of our core lines of business. At the same time, we are continuing our effort to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers. We have focused on expanding our presence in our core industries, while seeking additional growth by:

◦	penetrating market adjacencies in single and multi-channel self-service segments;

◦	expanding and strengthening our geographic presence and sales coverage across customer tiers through use of the indirect channel; and

◦	leveraging NCR Services and consumables solutions to grow our share of customer revenue, improve customer retention, and deliver increased value to our customers.

•
Expand into emerging growth industry segments - We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in emerging industry-vertical markets including telecommunications and technology, travel and small business. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships.

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our lines of business, and the movement of our software development resources directly into our various lines of business. We also have placed responsibility for hardware engineering in our Integrated Supply Chain organization, which is responsible for procuring the parts for, and manufacturing, our hardware products. Innovation is also driven through investments in training and developing our employees by taking advantage of our world-class training centers. We expect that these steps and investments will accelerate the delivery of innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

We expect to continue with these initiatives for the remainder of 2014 and beyond, as we refine our business model and position the Company for growth and profitability. Potentially significant risks to the execution of our initiatives include the global economic and credit environment and its effect on capital spending by our customers, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Revenue	$1,518	$1,410
Gross margin	$416	$369
Gross margin as a percentage of revenue	27.4%	26.2%
Operating expenses
Selling, general and administrative expenses	$245	$229
Research and development expenses	63	55
Income from operations	$108	$85

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Product revenue	$634	$667
Cost of products	476	503
Product gross margin	$158	$164
Product gross margin as a percentage of revenue	24.9%	24.6%
Services revenue	$884	$743
Cost of services	626	538
Services gross margin	$258	$205
Services gross margin as a percentage of revenue	29.2%	27.6%

The following table shows our revenues by theater for the three months ended March 31:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$780	51%	$736	52%	6%	8%
Europe	365	24%	321	23%	14%	12%
Asia Middle East Africa (AMEA)	373	25%	353	25%	6%	12%
Consolidated revenue	$1,518	100%	$1,410	100%	8%	10%

Revenue

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, revenue increased 8% due to to improvement in our financial services, hospitality, and emerging industries lines of business. Digital Insight generated $76 million of revenue in the three months ended March 31, 2014. Foreign currency fluctuations unfavorably impacted the year-over-year comparison by 2%. Our product revenue decreased 5% and our services revenue increased 19% year-over-year. The decrease in our product revenue was due to declines in the financial services and retail solutions lines of business in the Americas theater and declines in the retail solutions and emerging industries lines of business in the AMEA theater partially offset by growth in the financial services line of business in the Europe and AMEA theaters, growth in the retail solutions line of business in the Europe theater, growth in the hospitality line of business in all theaters, and growth in the emerging industries line of business in the Americas theater. The increase in our services revenue was primarily attributable to increases in professional and installation services, maintenance services and software as a service (SaaS). Services revenue increased in the financial services, retail solutions and hospitality lines of business across all theaters and increased in the emerging industries line of business in the Americas and Europe theaters.

Gross Margin

Gross margin as a percentage of revenue in the first quarter of 2014 was 27.4% compared to 26.2% in the first quarter of 2013. Product gross margin in the first quarter of 2014 was 24.9% compared to 24.6% in the first quarter of 2013. Product gross margin in the first quarter of 2014 was negatively impacted by $2 million in higher acquisition-related amortization of intangibles, or 0.3% as a percentage of product revenue. Excluding this item, product gross margin increased primarily due to a favorable sales mix. Services gross margin in the first quarter of 2014 was 29.2% compared to 27.6% in the first quarter of 2013. Services gross margin in the first quarter of 2014 was negatively impacted by $6 million in higher acquisition-related amortization of intangibles, or 0.7% as a percentage of services revenue. Excluding this item, services gross margin increased in the first quarter of 2014 due to a favorable mix of revenues, including an increase in SaaS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $245 million in the first quarter of 2014 as compared to $229 million in the first quarter of 2013. As a percentage of revenue, these expenses were 16.1% in the first quarter of 2014 compared to 16.2% in the first quarter of 2013. Selling, general and administrative expenses in the first quarter of 2014 included $14 million of acquisition-related costs, $14 million of acquisition-related amortization of intangibles and $1 million of OFAC and FCPA related legal costs. Selling, general, and administrative expenses in the first quarter of 2013 included $16 million of acquisition-related costs, $6 million of acquisition-related amortization of intangibles, and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue due to focus on expense management initiatives.

Research and Development Expenses

Research and development expenses were $63 million in the first quarter of 2014 as compared to $55 million in the first quarter of 2013. As a percentage of revenue, these costs increased to 4.2% in the first quarter of 2014 as compared to 3.9% in the first quarter of 2013 and are in line with management expectations as we continue to invest in broadening our solutions.

Interest and Other Expense Items

Interest expense was $43 million in the first quarter of 2014 compared to $21 million in the first quarter of 2013. Interest expense increased in the first quarter of 2014 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $7 million in the first quarter of 2014 compared to other income, net of $2 million in the first quarter of 2013. Other expense, net in the first quarter of 2014 primarily included losses from foreign exchange contracts not designated as hedging instruments and foreign currency fluctuations. Other income, net in the first quarter of 2013 primarily included a gain on the sale of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates calculated separately from the effect of significant or unusual items. Income tax expense was $4 million for the three months ended March 31, 2014 compared to $2 million for the three months ended March 31, 2013. The increase in income tax expense was primarily driven by the one-time benefit of approximately $16 million included in the three months ended March 31, 2013 in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. The increase was partially offset by discrete benefits of $12 million in the three months ended March 31, 2014, including a favorable change in uncertain tax positions.
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

Revenue and Operating Income by Segment

The Company manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management, video banking and customer-facing digital banking software; and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

•
Retail Solutions - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; on omni-channel retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services and a complete line of printer consumables.

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel and gaming industries, such as self-service kiosks, and the small business industry, such as an all-in-one point of sale solution. Additionally, we offer installation, maintenance, and managed and professional services.

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

The effect of pension (benefit) expense on segment operating income, which was a benefit of $1 million in the first quarter of 2014 and an expense of $7 million in the first quarter of 2013, has been excluded from the operating income for each reporting segment presented below. Additionally, we have excluded other significant, non-recurring items from our segment operating results. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Revenue	$794	$714
Operating income	$103	$57
Operating income as a percentage of revenue	13.0%	8.0%

The Company completed the acquisition of Digital Insight on January 10, 2014. As a result, the revenue and operating income results for the Financial Services segment include the impact of Digital Insight from January 10, 2014 through March 31, 2014. Digital Insight generated $76 million of revenue and $23 million of operating income in the quarter.

Financial Services revenue increased 11% during the first quarter of 2014 as compared to the first quarter of 2013. The increase was driven by growth in product sales and services revenue in the Europe and AMEA theaters and growth in services revenue in the Americas theater, which includes the impact of the Digital Insight business, partially offset by declines in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 3%.

Operating income was $103 million in the first quarter of 2014 as compared to $57 million in the first quarter of 2013. The increase in operating income was driven by a higher mix of software revenue and the contribution of the Digital Insight business as noted above.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Revenue	$490	$489
Operating income	$36	$41
Operating income as a percentage of revenue	7.3%	8.4%

Retail Solutions revenue increased slightly to $490 million during the first quarter of 2014. The results in the first quarter of 2014 were driven by higher product sales and services revenue in the Europe theater and higher services revenue in the Americas and AMEA theaters offset by declines in product sales in the Americas and AMEA theaters. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 1%.

Operating income was $36 million in the first quarter of 2014 as compared to $41 million in the first quarter of 2013. The decrease in the Retail Solutions operating income was primarily due to an unfavorable mix of revenue and continued investment in the business.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Revenue	$149	$131
Operating income	$12	$21
Operating income as a percentage of revenue	8.1%	16.0%

Hospitality revenue increased 14% during the first quarter of 2014 as compared to the first quarter of 2013. The increase was driven by higher product sales and services revenue in all theaters. Foreign currency fluctuations had an unfavorable impact on the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $12 million in the first quarter of 2014 as compared to $21 million in the first quarter of 2013. The decrease was driven by an unfavorable mix of revenue and continued investment in the business.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Revenue	$85	$76
Operating income	$4	$10
Operating income as a percentage of revenue	4.7%	13.2%

The Emerging Industries segment revenue increased 12% during the first quarter of 2014 as compared to the first quarter of 2013. The increase was driven by higher product sales and services revenue in the Americas theater and higher services revenue in the Europe theater, partially offset by declines in product sales in the AMEA theater. Foreign currency fluctuations did not impact the year-over-year revenue comparison.

Operating income was $4 million in the first quarter of 2014 and $10 million in the first quarter of 2013. The decrease in operating income was negatively impacted by on-boarding costs associated with managed services contracts.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $31 million in the three months ended March 31, 2014 and cash provided by operating activities was $21 million in the three months ended March 31, 2013. The increase in cash provided by operating activities was primarily driven by increased profitability in the three months ended March 31, 2014.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software, plus discretionary pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2014	2013
Net cash provided by operating activities	$31	$21
Less: Expenditures for property, plant and equipment	(32)	(24)
Less: Additions to capitalized software	(34)	(21)
Net cash (used in) provided by discontinued operations	(16)	1
Free cash used (non-GAAP)	$(51)	$(23)

The increase in expenditures for property, plant and equipment and capitalized software was due to continued investment in the business as well as research and development. The change in cash flows from discontinued operations was driven by increases in Fox River transaction and remediation costs as well as the timing of payments from indemnification parties.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the three months ended March 31, 2014, we completed the acquisition of Digital Insight for $1.64 billion, net of cash acquired. During the three months ended March 31, 2013, we completed multiple acquisitions that totaled $681 million, net of cash acquired, including the acquisition of Retalix Ltd. for $664 million, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2014 and 2013, proceeds from employee stock plans were $5 million and $18 million, respectively. During the three months ended March 31, 2014 and 2013, we paid $22 million and $25 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

On December 4, 2013, we amended our senior secured credit facility with and among the lenders party thereto and JPMorgan Chase Bank, N.A. (JPMCB), as the administrative agent. On December 4, 2013, under and in connection with the senior secured credit facility, we also entered into an incremental facility agreement with and among the lenders party thereto and JPMCB, as administrative agent. This incremental facility agreement created an additional $250 million of term loan commitments under the senior secured credit facility, which, along with incremental borrowings under the revolving credit facility, were drawn on January 10, 2014 in connection with the completion of the acquisition of Digital Insight. As of March 31, 2014, the senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.37 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2014, there were no outstanding letters of credit. As of March 31, 2014, the outstanding principal balance of the term loan facility was $1.37 billion and the outstanding balance on the revolving facility was $340 million.

As of March 31, 2014 and December 31, 2013, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021. The aggregate principal amount from the 6.375% and 5.875% senior unsecured note offerings was initially deposited into a segregated escrow account, and was held in that escrow account to be used solely for the acquisition of Digital Insight, which was completed on January 10, 2014. See Note 5, "Debt Obligations," of the Notes to the Condensed Consolidated Financial Statements for additional information on our senior secured credit facility and senior unsecured notes and Note 3, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements for additional information on the acquisition of Digital Insight.

We expect to make contributions to our employee benefit plans of approximately $127 million in 2014, which includes $18 million to the executive pension plan, $70 million to the international pension plans, $35 million to the postemployment plan and $4 million to the postretirement plan. We may, in connection with the previously announced third phase of our pension strategy, make one or more additional discretionary contributions over the next two years but no such additional contributions are currently scheduled. See Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our employee benefit plans.

In 2014, NCR expects to make approximately $46 million of remediation and other payments related to the Fox River environmental matter, net of the payment obligations of its co-obligors; the amount does not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2014 and December 31, 2013, were $458 million and $461 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of March 31, 2014, our cash and cash equivalents totaled $515 million and our total debt was $3.95 billion. Our borrowing capacity under the revolving credit facility was approximately $510 million at March 31, 2014. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2013 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

On January 10, 2014, in connection with the completion of the acquisition of Digital Insight, $250 million in incremental term loans were drawn under the Company's December 2013 incremental facility along with incremental borrowings under the revolving portion of the Company's senior secured credit facility. These borrowings have significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. The following table outlines our future debt obligations and future interest on debt obligations as of March 31, 2014 with projected cash payments in the years shown:

In millions	Total Amounts	April 1, 2014 through December 31, 2014	2015 - 2016	2017 - 2018	2019 & Thereafter
Debt obligations	$3,949	$47	$216	$1,478	$2,208
Interest on debt obligations	1,227	135	324	286	482
	$5,176	$182	$540	$1,764	$2,690

For purposes of this table, we used interest rates as of March 31, 2014 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for additional information related to our debt obligations and the related interest rate terms. For purposes of this table, we have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments" of the Notes to Condensed Consolidated Financial Statements for additional information related to our interest rate swap.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from July 1, 2013 through September 30, 2013, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this report. We note that the last known account balance as of March 31, 2014 was approximately $5,237. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, and February 28, 2014, the Company is winding down its past operations in Syria. In connection with these efforts, the Company also received authorization from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2013 Form 10-K determined that there were no changes to our critical accounting policies in the in the three months ended March 31, 2014. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions; the impact of our indebtedness and its terms on our financial and operating activities; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; defects or errors in our products; manufacturing disruptions; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; tax rates; compliance with data privacy and protection requirements; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $7 million as of March 31, 2014 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the first quarter of 2014 compared to the first quarter of 2013 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on first quarter 2014 revenue versus first quarter 2013 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 30% of our borrowings under the credit facility were effectively on a fixed rate basis as of March 31, 2014. As of March 31, 2014, the net fair value of the interest rate swap was a liability of $9 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $10 million as of March 31, 2014. The increase in pre-tax interest expense for the three months ended March 31, 2014 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2014, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2014, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2013 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2014, approximately $179 million and $124 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended March 31, 2014, 669,800 shares were purchased at an average price of $33.29 per share.

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

2.5
Agreement and Plan of Merger, dated as of December 2, 2013, by and among NCR Corporation, Delivery Acquisition Corporation, Fandango Holdings Corporation and Thoma Bravo, LLC as the stockholder representative (incorporated by reference to Exhibit 10.1 from the NCR Corporation Current Report on Form 8-K filed December 2, 2013).

2.6
Share Purchase Agreement, dated as of December 2, 2013, by and among NCR Limited and the holders of the outstanding share capital of Alaric Systems Limited (incorporated by reference to Exhibit 10.3 to the NCR Corporation Current Report on Form 8-K filed December 2, 2013).

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

4.4
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association (relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021) (incorporated by reference to Exhibit 4.1 from the NCR Corporation Current Report on Form 8-K filed December 19, 2013).

4.5
First Supplemental Indenture, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021) (incorporated by reference to Exhibit 4.1 from the NCR Corporation Current Report on Form 8-K filed January 10, 2014).

4.6
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association (relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023) (incorporated by reference to Exhibit 4.2 from the NCR Corporation Current Report on Form 8-K filed December 19, 2013).

4.7
First Supplemental Indenture, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023) (incorporated by reference to Exhibit 4.2 from the NCR Corporation Current Report on Form 8-K filed January 10, 2014).

10.1	Form of 2014 Performance Based Restricted Stock Unit Award Agreement under the NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Plan”).

10.2	Form of 2014 Time Based Restricted Stock Unit Agreement under the 2013 Stock Plan.

10.3	Form of 2014 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Plan.

10.4	Form of 2014 Stock Option Award Agreement under the 2013 Stock Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 2, 2014	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer