Form 10-Q
period 2014-06-30
NCR CORP
filed 2014-08-01
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 15, 2014, there were approximately 168.1 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Product revenue	$722	$743	$1,356	$1,410
Service revenue	936	792	1,820	1,535
Total revenue	1,658	1,535	3,176	2,945
Cost of products	531	550	1,007	1,053
Cost of services	647	559	1,273	1,097
Selling, general and administrative expenses	247	232	492	461
Research and development expenses	64	55	127	110
Total operating expenses	1,489	1,396	2,899	2,721
Income from operations	169	139	277	224
Interest expense	(46)	(26)	(89)	(47)
Other (expense) income, net	(3)	(3)	(10)	(1)
Income from continuing operations before income taxes	120	110	178	176
Income tax expense	29	23	33	25
Income from continuing operations	91	87	145	151
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	91	87	145	150
Net income attributable to noncontrolling interests	1	1	2	3
Net income attributable to NCR	$90	$86	$143	$147
Amounts attributable to NCR common stockholders:
Income from continuing operations	$90	$86	$143	$148
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	$90	$86	$143	$147
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.54	$0.52	$0.85	$0.90
Diluted	$0.53	$0.51	$0.84	$0.88
Net income per common share
Basic	$0.54	$0.52	$0.85	$0.89
Diluted	$0.53	$0.51	$0.84	$0.87
Weighted average common shares outstanding
Basic	167.9	165.2	167.5	164.5
Diluted	170.9	168.8	171.0	168.1
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net income	$91	$87	$145	$150
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	23	(33)	30	(56)
Derivatives
Unrealized (loss) gain on derivatives	(1)	4	(2)	6
Losses on derivatives arising during the period	2	1	3	3
Less income tax expense	(1)	(2)	(1)	(3)
Securities
Unrealized gain on securities	—	—	—	3
Employee benefit plans
Amortization of prior service benefit	(5)	(4)	(11)	(22)
Net gain arising during the period	—	—	—	48
Amortization of actuarial loss	—	1	1	3
Less income tax benefit (expense)	2	2	4	(10)
Other comprehensive income (loss)	20	(31)	24	(28)
Total comprehensive income	111	56	169	122
Less comprehensive income attributable to noncontrolling interests:
Net income	1	1	2	3
Currency translation adjustments	1	(2)	—	(3)
Amounts attributable to noncontrolling interests	2	(1)	2	—
Comprehensive income attributable to NCR common stockholders	$109	$57	$167	$122

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$483	$528
Restricted cash	—	1,114
Accounts receivable, net	1,464	1,339
Inventories	816	790
Other current assets	627	568
Total current assets	3,390	4,339
Property, plant and equipment, net	402	352
Goodwill	2,791	1,534
Intangibles, net	994	494
Prepaid pension cost	520	478
Deferred income taxes	247	441
Other assets	505	470
Total assets	$8,849	$8,108
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$83	$34
Accounts payable	678	670
Payroll and benefits liabilities	188	191
Deferred service revenue and customer deposits	563	525
Other current liabilities	464	461
Total current liabilities	1,976	1,881
Long-term debt	3,840	3,320
Pension and indemnity plan liabilities	529	532
Postretirement and postemployment benefits liabilities	169	169
Income tax accruals	178	189
Environmental liabilities	101	121
Other liabilities	87	99
Total liabilities	6,880	6,311
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	15	14
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 168.0 and 166.6 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	438	433
Retained earnings	1,515	1,372
Accumulated other comprehensive loss	(14)	(38)
Total NCR stockholders’ equity	1,941	1,769
Noncontrolling interests in subsidiaries	13	14
Total stockholders’ equity	1,954	1,783
Total liabilities and stockholders’ equity	$8,849	$8,108
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2014	2013
Operating activities
Net income	$145	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1
Depreciation and amortization	142	97
Stock-based compensation expense	19	22
Deferred income taxes	10	(10)
Gain on sale of property, plant and equipment and other assets	(2)	(5)
Changes in assets and liabilities:
Receivables	(88)	(67)
Inventories	(27)	(25)
Current payables and accrued expenses	2	(34)
Deferred service revenue and customer deposits	35	56
Employee benefit plans	(59)	(132)
Other assets and liabilities	(66)	(64)
Net cash provided by (used in) operating activities	111	(11)
Investing activities
Expenditures for property, plant and equipment	(66)	(44)
Proceeds from sales of property, plant and equipment	—	2
Additions to capitalized software	(73)	(45)
Business acquisitions, net	(1,642)	(696)
Changes in restricted cash	1,114	—
Other investing activities, net	4	6
Net cash used in investing activities	(663)	(777)
Financing activities
Tax withholding payments on behalf of employees	(24)	(27)
Short term borrowings, net	9	6
Payments on term credit facilities	(3)	(35)
Borrowings on term credit facility	250	—
Payments on revolving credit facility	(255)	(495)
Borrowings on revolving credit facility	570	725
Debt issuance costs	(3)	(3)
Proceeds from employee stock plans	7	45
Other financing activities	(3)	—
Net cash provided by financing activities	548	216
Cash flows from discontinued operations
Net cash used in operating activities	(38)	(24)
Effect of exchange rate changes on cash and cash equivalents	(3)	(13)
Decrease in cash and cash equivalents	(45)	(609)
Cash and cash equivalents at beginning of period	528	1,069
Cash and cash equivalents at end of period	$483	$460
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

On January 10, 2014, the Company completed its acquisition of Digital Insight Corporation (Digital Insight). As a result of the acquisition, the results of Digital Insight are included for the period from January 10, 2014 to June 30, 2014. See Note 3, "Acquisitions," for additional information.

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

Restructuring Plan On July 29, 2014, NCR announced a restructuring plan to strategically reallocate resources to position NCR to focus on our highest growth, highest margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring our people and processes are aligned with our continued transformation and include: rationalizing our product portfolio to eliminate overlap and redundancy; end-of-lifeing older commodity product lines that are costly to maintain and provide little to no return; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $14 million and $32 million during the three and six months ended June 30, 2014 as compared to $36 million and $77 million during the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, we had $10 million and $9 million, respectively, in receivables outstanding from Bradesco.

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

In May 2014, the FASB issued a new revenue recognition standard, superseding previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2016, with no early adoption permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2014	December 31, 2013
Accounts receivable
Trade	$1,437	$1,318
Other	45	39
Accounts receivable, gross	1,482	1,357
Less: allowance for doubtful accounts	(18)	(18)
Total accounts receivable, net	$1,464	$1,339
The components of inventory are summarized as follows:

In millions	June 30, 2014	December 31, 2013
Inventories
Work in process and raw materials	$155	$135
Finished goods	209	202
Service parts	452	453
Total inventories	$816	$790
The components of other current assets are summarized as follows:

In millions	June 30, 2014	December 31, 2013
Other current assets
Current deferred tax assets	$272	$262
Other	355	306
Total other current assets	$627	$568

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

Digital Insight is a leading U.S. based provider of SaaS-based customer-facing digital banking software to domestic financial institutions. The acquisition is consistent with NCR's continued transformation to a software-driven, hardware-enabled business. Digital Insight complements and extend our existing capabilities in the banking industry to form a complete enterprise software platform across both physical and digital channels - mobile, online, branch, and ATM.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The preliminary allocation of the purchase price for Digital Insight is as follows:

In millions	Fair Value
Tangible assets acquired	$75
Acquired intangible assets other than goodwill	559
Acquired goodwill	1,254
Deferred tax liabilities	(194)
Liabilities assumed	(46)
Total purchase consideration	$1,648

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue synergies expected from combining the operations of NCR and Digital Insight. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Financial Services segment. Refer to Note 4, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of June 30, 2014.

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

The Company has incurred a total of $15 million of transaction expenses to date relating to the acquisition, of which $8 million are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2014.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Digital Insight for the three and six months ended June 30, 2014 and 2013. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma financial information for the three and six months ended June 30, 2014 combines the results of NCR for the three and six months ended June 30, 2014, which include the results of Digital Insight subsequent to January 10, 2014 (the acquisition date) and the historical results for Digital Insight for the 10 days preceding the acquisition date. The unaudited financial information for the three and six months ended June 30, 2013 combines the historical results for NCR for the the three and six months ended June 30, 2013 with the historical results for Digital Insight for the three and six months ended July 31, 2013, as, prior to the acquisition, Digital Insight had a July 31 fiscal year end.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$1,658	$1,619	$3,184	$3,112
Net income attributable to NCR	$89	$72	$129	$118

The unaudited pro forma results for the six months ended June 30, 2014 include:

•	$8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the three and six months ended June 30, 2013 include:

•	$8 million and $15 million, respectively, net of tax, in additional amortization expense for acquired intangible assets,

•
$13 million and $26 million, respectively, net of tax, in interest expense from NCR's 5.875% and 6.375% senior unsecured notes and incremental borrowings under NCR's senior secured credit facility and incremental credit facility, and

•	$6 million, net of tax, in transaction costs for the six months ended June 30, 2013.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of June 30, 2014 and December 31, 2013 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2013						June 30, 2014
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$255	$—	$255	$1,254	$—	$—	$1,509	$—	$1,509
Retail Solutions	581	(3)	578	—	—	—	581	(3)	578
Hospitality	676	—	676	—	—	2	678	—	678
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	1	26	—	26
Total goodwill	$1,542	$(8)	$1,534	$1,254	$—	$3	$2,799	$(8)	$2,791

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

	Amortization Period (in Years)	June 30, 2014		December 31, 2013
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$664	$(50)	$328	$(37)
Intellectual property	2 - 7	397	(150)	275	(118)
Customer contracts	8	89	(11)	—	—
Tradenames	2 - 10	74	(19)	61	(15)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,232	$(238)	$672	$(178)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2014	Six months ended June 30, 2014	Remainder of 2014 (estimated)
Amortization expense	$30	$60	$61

	For the years ended December 31 (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$127	$125	$116	$85	$76

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2014		December 31, 2013
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$68	2.66%	$28	2.55%
Other (2)	15	7.46%	6	7.11%
Total short-term borrowings	$83		$34
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,297	2.66%	$1,087	2.55%
Revolving credit facility due 2018 (1)	315	2.22%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	28	7.16%	33	7.21%
Total long-term debt	$3,840		$3,320

(1)
Interest rates are weighted average interest rates as of June 30, 2014 and December 31, 2013 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of June 30, 2014 and December 31, 2013 primarily related to various international credit facilities and a note payable in the U.S.

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

As of June 30, 2014, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.37 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2014, there were no outstanding letters of credit.

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to June 30, 2014, 4.85 to 1.00, (ii) in the case of any fiscal quarter ending after June 30, 2014 and on or prior to December 31, 2014, (a) the sum of (x) 4.50 and (y) an amount (not to exceed 0.25) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iv) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (v) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•
an interest coverage ratio on the last day of any fiscal quarter greater than or equal to (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, 3.00 to 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2014, 3.50 to 1.00.

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

In connection with the issuances of the 5.875% Notes and the 6.375% Notes, the Company and its subsidiary guarantor entered into registration rights agreements with J.P. Morgan Securities LLC as representative of the initial purchasers of the applicable notes. On June 6, 2014, the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the 5.875% Notes and the 6.375% Notes in accordance with the requirements of the applicable registration rights agreements. The registration statements were each declared effective on June 20, 2014, and the exchange offers closed on July 22, 2014.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which as of June 30, 2014 and December 31, 2013 was $4.04 billion and $3.33 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $29 million for the three months ended June 30, 2014 compared to $23 million for the three months ended June 30, 2013. The increase in income tax expense was primarily driven by an increase in earnings. Income tax expense was $33 million for the six months ended June 30, 2014 compared to $25 million for the six months ended June 30, 2013. The increase in income tax expense was primarily driven by the the one-time benefit of approximately $16 million included in the six months ended June 30, 2013 in connection with the American Taxpayer Relief Act, which was partially offset by an increase in discrete benefits in the six months ended June 30, 2014.

7. STOCK COMPENSATION PLANS

As of June 30, 2014, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Restricted stock	$9	$12	$19	$21
Stock options	—	—	—	1
Total stock-based compensation (pre-tax)	9	12	19	22
Tax benefit	(2)	(4)	(6)	(7)
Total stock-based compensation (net of tax)	$7	$8	$13	$15

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and six months ended June 30, 2014 and 2013, the Company did not grant any stock options. As of June 30, 2014, the total unrecognized compensation cost of $83 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.3 years.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	34	31	20	19	54	50
Expected return on plan assets	(29)	(27)	(26)	(24)	(55)	(51)
Amortization of prior service cost	—	—	—	1	—	1
Actuarial gain	—	(5)	—	—	—	(5)
Special termination benefit cost	—	11	—	—	—	11
Net periodic benefit cost (income)	$5	$10	$(3)	$(1)	$2	$9

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Net service cost	$—	$—	$6	$7	$6	$7
Interest cost	66	62	41	39	107	101
Expected return on plan assets	(59)	(54)	(52)	(49)	(111)	(103)
Amortization of prior service cost	—	—	1	2	1	2
Actuarial gain	—	(15)	—	—	—	(15)
Special termination benefit cost	—	24	—	—	—	24
Settlement	—	—	(2)	—	(2)	—
Net periodic benefit cost (income)	$7	$17	$(6)	$(1)	$1	$16

In February 2013, the Compensation and Human Resource Committee of NCR's Board of Directors approved the termination of NCR's U.S. non-qualified pension plans, resulting in a curtailment of those plans. As a result, during the three and six months ended June 30, 2013, an actuarial gain of $5 million and $15 million, respectively, was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

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

The benefit from the postretirement plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	(4)	(4)	(9)	(9)
Actuarial loss	—	1	1	2
Net postretirement benefit	$(4)	$(3)	$(8)	$(7)

The cost of the postemployment plan for the three and six months ended June 30 was:

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net service cost	$3	$8	$7	$12
Interest cost	2	2	4	4
Amortization of:
Prior service benefit	(1)	(1)	(2)	(2)
Actuarial loss	—	—	—	1
Curtailment benefit	—	—	—	(13)
Net postemployment cost	$4	$9	$9	$2

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employer Contributions

Pension For the three and six months ended June 30, 2014, NCR contributed approximately $16 million and $31 million, respectively, to its international pension plans. For the three and six months ended June 30, 2014, NCR contributed approximately $18 million to settle its executive pension plan. In 2014, NCR anticipates contributing an additional $47 million to its international pension plans for a total of $78 million, of which $28 million is a discretionary contribution. In 2014, NCR anticipates making no further contributions to its executive pension plan. In connection with the previously announced third phase of its pension strategy, NCR expects to make discretionary contributions and settlements of approximately $46 million in respect of its pension plans in 2014. NCR may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled.

Postretirement For the three and six months ended June 30, 2014, NCR contributed $1 million and $2 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $4 million in 2014.

Postemployment For the three and six months ended June 30, 2014, NCR contributed approximately $5 million and $10 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $25 million to its postemployment plans for a total of $35 million in 2014. Additionally, on July 29, 2014, NCR announced a restructuring plan and anticipates making incremental contributions of approximately $50 million in 2014. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2014 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company would not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

defendant. The Company and the officers and directors removed the case to federal court in Georgia. In July 2013, the Board of Directors received a demand letter from another shareholder with respect to allegations similar to those contained in the prior demand letter. In September 2013, the Board of Directors rejected the demand contained in that letter. In the quarter ended December 31, 2013, the individual defendants in the Georgia suit, and the Company as nominal defendant, entered into a memorandum of understanding with respect to a potential settlement of plaintiff's claims. That settlement received preliminary approval from the Georgia federal court in February 2014, and final approval at a fairness hearing in April 2014. The settlement became final upon the expiration of an appeal deadline in May 2014.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of $R168 million, or approximately $75 million, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. At this time, the Company is unable to estimate a range of loss associated with the assessment.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Various litigation proceedings concerning the Fox River are pending. In a contribution action filed in 2008 seeking to determine allocable responsibility of several companies and governmental entities, a federal court in Wisconsin ruled that NCR and API did not have a right to obtain contribution from the other parties, but that those parties could obtain contribution from NCR and API with respect to certain moneys they had spent. Decisions in that action were issued in 2009, 2011, 2012 and 2013, with a final judgment entered in 2013. The final judgment held the Company liable in the approximate amount of $76 million; the Company prevailed on claims seeking to hold it liable under an “arranger” theory for the most upriver portion of the site, where claimed damages were approximately $95 million.  The Company has secured a bond to stay execution on the judgment and commenced an appeal from the aspects of the judgment that were not favorable to the Company. Other companies are also appealing from the judgment, including from those aspects that are favorable to the Company. The appeals in this matter were argued on February 28, 2014, and a decision is pending.

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

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API has refused to pay for remediation costs and the Company has funded the cost of remediation activity ordered by the court. NCR has sought payment from API under the Cost Sharing Agreement, and NCR’s payment demands made upon API as of June 30, 2014 total to approximately $95 million (exclusive of interest). The Company believes that the court's decision dismissing the Governments' claims against API has no effect on API's independent contractual and judgment-based obligations to NCR. The Company and API are engaged in arbitration proceedings over API’s failure to pay; API counterclaimed against NCR. The trial in that matter commenced in March 2014, and the presentation of evidence and briefing concluded in the second quarter of 2014, with a decision by the arbitration panel anticipated in the third quarter of 2014. In public filings in May 2014 API states that the Wisconsin federal court's rulings “do not affect [API’s] rights or obligations to share defense and liability costs with NCR in accordance with the terms of a 1998 agreement [the Cost Sharing Agreement] and a 2005 arbitration determination . . .” API also reports in the same filing that “[t]he current carrying amount of [API’s] liability under the [a]rbitration is $57.8 million, which represents [API’s] best estimate of amounts to be paid.”

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The extent of NCR's potential Fox River liability remains subject to many uncertainties. NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In general, the most significant factors include: (1) the total clean-up costs, which are estimated at $825 million (there can be no assurances that this estimate will not be significantly higher as work progresses); (2) total NRD for the site, which may range from zero to $246 million (the government in one court filing in 2009 indicated claims could be as high as $382 million; in a September 2011 ruling the Wisconsin federal court ruled that the defendants in the contribution litigation could seek recovery against NCR for overpayments of NRD, although NRD recovery, if any, is a disputed issue that is not expected to be determined before 2015); (3) the share of future clean-up costs and NRD that NCR will bear, which under the current rulings by the federal court is assumed to be the full extent of clean-up activities other than for the most upriver portion of the site; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API or BAT will bear, which is established by the Cost Sharing Agreement, arbitration award and judgment. With respect to the last point, as a result of certain corporate transactions unrelated to NCR, API is itself indemnified by Windward Prospects Limited, which has funded and managed much of API's liability to date. NCR's analysis of this factor assumes that API and Windward Prospects are financially viable and pay their percentage share. This analysis also assumes that BAT would be financially viable and willing to pay the joint and several obligation if API does not.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2014, the net reserve for the Fox River matter was approximately $95 million, compared to $112 million as of December 31, 2013. The decrease in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded three months' worth of remediation activities in advance. As of June 30, 2014 and December 31, 2013, approximately $3 million and zero remained from this funding, respectively. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $51 million as of June 30, 2014 and December 31, 2013, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through June 30, 2014, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

Kalamazoo River In November 2010, USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, but indicated that "NCR may be liable under Section 107 of CERCLA. ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." USEPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2014 and December 31, 2013, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2014	2013
Warranty reserve liability
Beginning balance as of January 1	$22	$26
Accruals for warranties issued	18	17
Settlements (in cash or in kind)	(19)	(20)
Ending balance as of June 30	$21	$23

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. During the three and six months ended June 30, 2014 and 2013, there were no anti-dilutive options.

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Amounts attributable to NCR common stockholders:
Income from continuing operations	$90	$86	$143	$148
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income applicable to common shares	$90	$86	$143	$147
Weighted average outstanding shares of common stock	167.9	165.2	167.5	164.5
Dilutive effect of restricted stock and employee stock options	3.0	3.6	3.5	3.6
Common stock and common stock equivalents	170.9	168.8	171.0	168.1
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.54	$0.52	$0.85	$0.90
From discontinued operations	—	—	—	(0.01)
Net earnings per share (Basic)	$0.54	$0.52	$0.85	$0.89
Diluted earnings per share:
From continuing operations	$0.53	$0.51	$0.84	$0.88
From discontinued operations	—	—	—	(0.01)
Net earnings per share (Diluted)	$0.53	$0.51	$0.84	$0.87

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2014, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of June 30, 2014 was $490 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2014, the balance in AOCI related to the interest rate swap agreement was a loss of $5 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$490	$9
Foreign exchange contracts	Other current assets	63	1	Other current liabilities	30	1
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$131	$1	Other current liabilities	$239	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

	Fair Values of Derivative Instruments
	December 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities *	$518	$10
Foreign exchange contracts	Other current assets	103	1	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$158	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

* As of June 30, 2014, approximately $4 million was recorded in other current liabilities and $5 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2013, approximately $3 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2014	For the three months ended June 30, 2013	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2014	For the three months ended June 30, 2013	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Interest rate swap	$(1)	$3	Interest expense	$(2)	$(1)	Interest expense	$—	$—
Foreign exchange contracts	$—	$1	Cost of products	$—	$—	Other (expense) income, net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2014	For the six months ended June 30, 2013	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2014	For the six months ended June 30, 2013	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Interest rate swap	$(2)	$3	Interest expense	$(3)	$(3)	Interest expense	$—	$—
Foreign exchange contracts	$—	$3	Cost of products	$—	$—	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Foreign exchange contracts	Other (expense) income, net	$(3)	$(4)	$(6)	$(7)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2014, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are set forth as follows:

		Fair Value Measurements at June 30, 2014 Using
In millions	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$5	$5	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	2	—	2	—
Total	$15	$13	$2	$—
Liabilities:
Interest rate swap****	$9	$—	$9	$—
Foreign exchange contracts****	2	—	2	—
Total	$11	$—	$11	$—

		Fair Value Measurements at December 31, 2013 Using
In millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds*	$9	$9	$—	$—
Available for sale securities**	8	8	—	—
Foreign exchange contracts ***	2	—	2	—
Total	$19	$17	$2	$—
Liabilities:
Interest rate swap****	$10	$—	$10	$—
Foreign exchange contracts****	1	—	1	—
Total	$11	$—	$11	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. No impairment charges or material non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2014 and 2013.

13. SEGMENT INFORMATION
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenue by segment
Financial Services (1)	$900	$782	$1,694	$1,496
Retail Solutions	503	515	993	1,004
Hospitality	170	158	319	289
Emerging Industries	85	80	170	156
Consolidated revenue	1,658	1,535	3,176	2,945
Operating income by segment
Financial Services (1)	137	95	240	152
Retail Solutions	48	49	84	90
Hospitality	23	27	35	48
Emerging Industries	2	11	6	21
Subtotal - segment operating income	210	182	365	311
Pension expense	2	9	1	16
Other adjustments(2)	39	34	87	71
Income from operations	$169	$139	$277	$224

(1)
For the three months ended June 30, 2014 and from the acquisition date of January 10, 2014 through June 30, 2014, Digital Insight contributed $87 million and $163 million, respectively, in revenue and $27 million and $50 million, respectively, in segment operating income to the Financial Services segment.

(2)
Other adjustments for the three months ended June 30, 2014 include $30 million of acquisition-related amortization of intangible assets, $6 million of acquisition-related costs, $2 million of acquisition-related purchase price adjustments and $1 million of legal costs related to previously disclosed OFAC and FCPA investigations and for the three months ended June 30, 2013 include $17 million of acquisition-related amortization of intangible assets, $14 million of acquisition-related costs, and $3 million of purchase price adjustments. Other adjustments for the six months ended June 30, 2014 include $60 million of acquisition-related amortization of intangible assets, $20 million of acquisition-related costs, $5 million of purchase price adjustments, and $2 million of legal costs related to previously disclosed OFAC and FCPA investigations and for the six months ended June 30, 2013 include $31 million of acquisition-related amortization of intangible assets, $30 million of acquisition-related costs, $9 million of purchase price adjustments, and $1 million of legal costs related to previously disclosed OFAC and FCPA investigations.

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Product revenue	$722	$743	$1,356	$1,410
Professional and installation services revenue	431	308	814	576
Total solution revenue	1,153	1,051	2,170	1,986
Support services revenue	505	484	1,006	959
Total revenue	$1,658	$1,535	$3,176	$2,945

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(53)	31	4	3	(15)
Amounts reclassified from AOCI	—	(12)	2	—	(10)
Net current period other comprehensive (loss) income	(53)	19	6	3	(25)
Balance at June 30, 2013	$(59)	$(3)	$(4)	$4	$(62)

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) income before reclassifications	30	—	(2)	—	28
Amounts reclassified from AOCI	—	(6)	2	—	(4)
Net current period other comprehensive (loss) income	30	(6)	—	—	24
Balance at June 30, 2014	$(22)	$10	$(5)	$3	$(14)

Reclassifications Out of AOCI

	For the three months ended June 30, 2014
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	—	(3)	—	(3)
Selling, general and administrative expenses	—	(2)	—	(2)
Research and development expenses	—	—	—	—
Interest expense	—	—	2	2
Total before tax	$—	$(5)	$2	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended June 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(2)	—	(1)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(4)	$1	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

	For the six months ended June 30, 2014
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(6)	—	(5)
Selling, general and administrative expenses	—	(4)	—	(4)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	3	3
Total before tax	$1	$(11)	$3	$(7)
Tax expense				3
Total reclassifications, net of tax				$(4)

	For the six months ended June 30, 2013
	Employee benefit plans
in millions	Actuarial losses recognized	Amortization of prior service benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	—	(1)	—	(1)
Cost of services	3	(12)	—	(9)
Selling, general and administrative expenses	—	(6)	—	(6)
Research and development expenses	—	(3)	—	(3)
Interest expense	—	—	3	3
Total before tax	$3	$(22)	$3	$(16)
Tax expense				6
Total reclassifications, net of tax				$(10)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally, the obligations to pay principal and interest for these senior unsecured notes. Refer to Note 5, "Debt Obligations," for additional information.

Pursuant to registration rights agreements entered into in connection with the offerings of the 5.00% and 4.625% Notes, the Company completed registered offers to exchange the 5.00% and 4.625% Notes on May 30, 2013.

In connection with the offerings of the 5.875% and 6.375% Notes, the Company and the Guarantor Subsidiary entered into registration rights agreements with the initial purchasers of such Notes. On June 6, 2014, the Company filed registration statements on Forms S-4 with the SEC with respect to registered offers to exchange the Notes. The registration statements were each declared effective on June 20, 2014, and the exchange offers closed on July 22, 2014.

In connection with the registration statements for the exchange offers of the 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$245	$32	$485	$(40)	$722
Service revenue	322	7	607	—	936
Total revenue	567	39	1,092	(40)	1,658
Cost of products	200	12	359	(40)	531
Cost of services	239	3	405	—	647
Selling, general and administrative expenses	127	(1)	121	—	247
Research and development expenses	34	—	30	—	64
Total operating expenses	600	14	915	(40)	1,489
Income (loss) from operations	(33)	25	177	—	169
Interest expense	(44)	—	(20)	18	(46)
Other (expense) income, net	12	(1)	4	(18)	(3)
Income (loss) from continuing operations before income taxes	(65)	24	161	—	120
Income tax expense (benefit)	(23)	13	39	—	29
Income (loss) from continuing operations before earnings in subsidiaries	(42)	11	122	—	91
Equity in earnings of consolidated subsidiaries	132	121	—	(253)	—
Income (loss) from continuing operations	90	132	122	(253)	91
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$90	$132	$122	$(253)	$91
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$90	$132	$121	$(253)	$90
Total comprehensive income (loss)	109	143	143	(284)	111
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income (loss) attributable to NCR common stockholders	$109	$143	$141	$(284)	$109

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$269	$24	$516	$(66)	$743
Service revenue	302	7	483	—	792
Total revenue	571	31	999	(66)	1,535
Cost of products	205	4	407	(66)	550
Cost of services	210	2	347	—	559
Selling, general and administrative expenses	124	1	107	—	232
Research and development expenses	15	1	39	—	55
Total operating expenses	554	8	900	(66)	1,396
Income (loss) from operations	17	23	99	—	139
Interest expense	(25)	(1)	(11)	11	(26)
Other (expense) income, net	(9)	2	15	(11)	(3)
Income (loss) from continuing operations before income taxes	(17)	24	103	—	110
Income tax expense (benefit)	(10)	13	20	—	23
Income (loss) from continuing operations before earnings in subsidiaries	(7)	11	83	—	87
Equity in earnings of consolidated subsidiaries	93	54	—	(147)	—
Income (loss) from continuing operations	86	65	83	(147)	87
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$86	$65	$83	$(147)	$87
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$86	$65	$82	$(147)	$86
Total comprehensive income (loss)	57	89	56	(146)	56
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$57	$89	$57	$(146)	$57

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$485	$49	$916	$(94)	$1,356
Service revenue	629	14	1,177	—	1,820
Total revenue	1,114	63	2,093	(94)	3,176
Cost of products	383	17	701	(94)	1,007
Cost of services	471	6	796	—	1,273
Selling, general and administrative expenses	258	—	234	—	492
Research and development expenses	51	—	76	—	127
Total operating expenses	1,163	23	1,807	(94)	2,899
Income (loss) from operations	(49)	40	286	—	277
Interest expense	(87)	—	(37)	35	(89)
Other (expense) income, net	24	(3)	4	(35)	(10)
Income (loss) from continuing operations before income taxes	(112)	37	253	—	178
Income tax expense (benefit)	(40)	20	53	—	33
Income (loss) from continuing operations before earnings in subsidiaries	(72)	17	200	—	145
Equity in earnings of consolidated subsidiaries	215	184	—	(399)	—
Income (loss) from continuing operations	143	201	200	(399)	145
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$143	$201	$200	$(399)	$145
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$143	$201	$198	$(399)	$143
Total comprehensive income (loss)	167	215	221	(434)	169
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income (loss) attributable to NCR common stockholders	$167	$215	$219	$(434)	$167

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$551	$37	$939	$(117)	$1,410
Service revenue	600	12	923	—	1,535
Total revenue	1,151	49	1,862	(117)	2,945
Cost of products	417	6	747	(117)	1,053
Cost of services	431	5	661	—	1,097
Selling, general and administrative expenses	260	2	199	—	461
Research and development expenses	33	—	77	—	110
Total operating expenses	1,141	13	1,684	(117)	2,721
Income (loss) from operations	10	36	178	—	224
Interest expense	(47)	(1)	(12)	13	(47)
Other (expense) income, net	(10)	—	22	(13)	(1)
Income (loss) from continuing operations before income taxes	(47)	35	188	—	176
Income tax expense (benefit)	(22)	6	41	—	25
Income (loss) from continuing operations before earnings in subsidiaries	(25)	29	147	—	151
Equity in earnings of consolidated subsidiaries	173	121	—	(294)	—
Income (loss) from continuing operations	148	150	147	(294)	151
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$147	$150	$147	$(294)	$150
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$147	$150	$144	$(294)	$147
Total comprehensive income (loss)	122	162	80	(242)	122
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$122	$162	$80	$(242)	$122

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	29	15	439	—	483
Accounts receivable, net	436	22	1,006	—	1,464
Inventories	292	6	518	—	816
Due from affiliates	1,373	983	295	(2,651)	—
Other current assets	416	26	245	(60)	627
Total current assets	2,546	1,052	2,503	(2,711)	3,390
Property, plant and equipment, net	160	1	241	—	402
Goodwill	872	—	1,919	—	2,791
Intangibles, net	215	—	779	—	994
Prepaid pension cost	—	—	520	—	520
Deferred income taxes	315	68	49	(185)	247
Investments in subsidiaries	3,477	2,076	—	(5,553)	—
Due from affiliates	28	20	44	(92)	—
Other assets	357	40	109	(1)	505
Total assets	$7,970	$3,257	$6,164	$(8,542)	$8,849

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	69	—	14	—	83
Accounts payable	237	1	440	—	678
Payroll and benefits liabilities	66	—	122	—	188
Deferred service revenue and customer deposits	160	23	380	—	563
Due to affiliates	1,087	127	1,437	(2,651)	—
Other current liabilities	194	6	324	(60)	464
Total current liabilities	1,813	157	2,717	(2,711)	1,976
Long-term debt	3,820	—	20	—	3,840
Pension and indemnity plan liabilities	240	—	289	—	529
Postretirement and postemployment benefits liabilities	24	—	145	—	169
Income tax accruals	4	9	166	(1)	178
Environmental liabilities	101	—	—	—	101
Due to affiliates	17	44	31	(92)	—
Other liabilities	10	—	262	(185)	87
Total liabilities	6,029	210	3,630	(2,989)	6,880
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,941	3,047	2,506	(5,553)	1,941
Noncontrolling interests in subsidiaries	—	—	13	—	13
Total stockholders’ equity	1,941	3,047	2,519	(5,553)	1,954
Total liabilities and stockholders’ equity	$7,970	$3,257	$6,164	$(8,542)	$8,849

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17	$(46)	$169	$(29)	$111
Investing activities
Expenditures for property, plant and equipment	(31)	—	(35)	—	(66)
Additions to capitalized software	(43)	—	(30)	—	(73)
Business acquisitions, net of cash acquired	(1,642)	—	—	—	(1,642)
Proceeds from (payments of) intercompany notes	40	50	—	(90)	—
Investments in equity affiliates	(2)	—	—	2	—
Changes in restricted cash	1,114	—	—	—	1,114
Other investing activities, net	(3)	—	7	—	4
Net cash provided by (used in) investing activities	(567)	50	(58)	(88)	(663)
Financing activities
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Short term borrowings, net	—	—	9	—	9
Proceeds from employee stock plans	7	—	—	—	7
Equity contribution	—	—	2	(2)	—
Payments on term credit facility	(3)	—	—	—	(3)
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(255)	—	—	—	(255)
Borrowings on revolving credit facility	570	—	—	—	570
Debt issuance cost	(3)	—	—	—	(3)
Borrowings (repayments) of intercompany notes	—	—	(90)	90	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Other financing activities	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	542	—	(111)	117	548
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(38)	—	—	—	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(46)	4	(3)	—	(45)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$29	$15	$439	$—	$483

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(70)	$11	$77	$(29)	$(11)
Investing activities
Expenditures for property, plant and equipment	(10)	—	(34)	—	(44)
Proceeds from sales of property, plant and equipment	2	—	—	—	2
Additions to capitalized software	(32)	—	(13)	—	(45)
Business acquisitions, net of cash acquired	(24)	—	(672)	—	(696)
Proceeds from (payments of) intercompany notes	(312)	—	—	312	—
Investments in equity affiliates	(275)	—	—	275	—
Other investing activities, net	5	—	1	—	6
Net cash provided by (used in) investing activities	(646)	—	(718)	587	(777)
Financing activities
Tax withholding payments on behalf of employees	(27)	—	—	—	(27)
Proceeds from employee stock plans	45	—	—	—	45
Equity contribution	—	—	275	(275)	—
Short term borrowings, net	—	—	6	—	6
Payments on term credit facility	(35)	—	—	—	(35)
Payments on revolving credit facility	(495)	—	—	—	(495)
Borrowings on revolving credit facility	725	—	—	—	725
Debt issuance costs	(3)	—	—	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Borrowings (repayments) of intercompany notes	—	—	312	(312)	—
Net cash provided by (used in) financing activities	210	—	564	(558)	216
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(24)	—	—	—	(24)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(11)	—	(13)
Increase (decrease) in cash and cash equivalents	(530)	9	(88)	—	(609)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$41	$15	$404	$—	$460

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2014, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 8% from the prior year period; and

•
We continued to experience significant growth in software-related revenue (which we measure by combining software license and maintenance revenue, software as a service (SaaS) revenue and professional services revenue associated with software delivery).

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

Our strategy, which we continued to pursue in the second quarter of 2014, is summarized in more detail below:

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our lines of business, and the movement of our software development and professional services resources directly into our various lines of business. We also have placed responsibility for hardware engineering in our Integrated Supply Chain organization, which is responsible for procuring the parts for, and manufacturing, our hardware products. Innovation is also driven through investments in training and developing our employees by taking advantage of our world-class training centers. We expect that these steps and investments will accelerate the delivery of innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

In connection with executing this strategy, in July 2014, we announced a restructuring plan to strategically reallocate resources to position NCR to focus on our highest growth, highest margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring our people and processes are aligned with our continued transformation and include: rationalizing our product portfolio to eliminate overlap and redundancy; end-of-lifeing older commodity product lines that are costly to maintain and provide little to no return; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

NCR expects to incur a related pre-tax charge in the range of approximately $150 million to $200 million that will be included in income from operations, with approximately $150 million recorded in 2014 and the remainder recorded in 2015. The estimate includes both severance and asset related charges. The cash impact of the restructuring plan is expected to be approximately $50 million in 2014 and $50 million in 2015. Annualized savings are expected to reach approximately $90 million by 2016.
We expect to continue with these initiatives, including the restructuring plan, for the remainder of 2014 and beyond, as we refine our business model and position the Company for growth and profitability. Potentially significant risks to the execution of our initiatives include the global economic environment and its effect on capital spending by our customers, competition that can drive further price erosion and potential loss of market share, geopolitical instability in some of the countries in which we operate, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$1,658	$1,535	$3,176	$2,945
Gross margin	$480	$426	$896	$795
Gross margin as a percentage of revenue	29.0%	27.8%	28.2%	27.0%
Operating expenses
Selling, general and administrative expenses	$247	$232	$492	$461
Research and development expenses	64	55	127	110
Income from operations	$169	$139	$277	$224

The following table shows our revenues and gross margins from products and services for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Product revenue	$722	$743	$1,356	$1,410
Cost of products	531	550	1,007	1,053
Product gross margin	$191	$193	$349	$357
Product gross margin as a percentage of revenue	26.5%	26.0%	25.7%	25.3%
Services revenue	$936	$792	$1,820	$1,535
Cost of services	647	559	1,273	1,097
Services gross margin	$289	$233	$547	$438
Services gross margin as a percentage of revenue	30.9%	29.4%	30.1%	28.5%

The following table shows our revenues by theater for the three months ended June 30:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$834	50%	$760	50%	10%	11%
Europe	408	25%	369	24%	11%	8%
Asia Middle East Africa (AMEA)	416	25%	406	26%	2%	5%
Consolidated revenue	$1,658	100%	$1,535	100%	8%	9%

The following table shows our revenues by theater for the six months ended June 30:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$1,614	51%	$1,496	51%	8%	10%
Europe	773	24%	690	23%	12%	10%
Asia Middle East Africa (AMEA)	789	25%	759	26%	4%	8%
Consolidated revenue	$3,176	100%	$2,945	100%	8%	9%

Revenue

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, revenue increased 8% due to improvement in our financial services, hospitality, and emerging industries lines of business. Digital Insight generated $87 million of revenue in the three months ended June 30, 2014. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%. Our product revenue decreased 3% and our services revenue increased 18% year-over-year. The decrease in our product revenue was due to declines in the financial services, retail solutions, and emerging industries lines of business in the Americas theater and declines in the retail solutions and emerging industries lines of business in the AMEA theater partially offset by growth in all lines of business in the Europe theater and growth in the financial services line of business in the AMEA theater. The increase in our services revenue was primarily attributable to increases in professional and installation services, maintenance services and software as a service (SaaS). Services revenue increased in all lines of business in the Americas and Europe theaters and increased in the financial services and retail solutions lines of business in the AMEA theater.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, revenue increased 8% due to improvement in our financial services, hospitality, and emerging industries lines of business. Digital Insight generated $163 million of revenue from the date of acquisition, January 10, 2014, through June 30, 2014. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%. Our product revenue decreased 4% and our services revenue increased 19% year-over-year. The decrease in our product revenue was due to declines in the financial services and retail solutions lines of business in the Americas theater and declines in the retail solutions and emerging industries lines of business in the AMEA theater partially offset by growth in the hospitality line of business in the Americas theater, growth in all lines of business in the Europe theater, and growth in the financial services and hospitality lines of business in the AMEA theater. The increase in our services revenue was primarily attributable to increases in professional and installation services, maintenance services and software as a service (SaaS). Services revenue increased in all lines of business in the Americas, Europe and AMEA theaters.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2014 was 29.0% compared to 27.8% in the three months ended June 30, 2013. Product gross margin in the three months ended June 30, 2014 was 26.5% compared to 26.0% in the three months ended June 30, 2013. Product gross margin in the three months ended June 30, 2014 was negatively impacted by $1 million in higher acquisition-related amortization of intangibles, or 0.1% as a percentage of product revenue. Excluding this item, product gross margin increased primarily due to a favorable sales mix. Services gross margin in the three months ended June 30, 2014 was 30.9% compared to 29.4% in the three months ended June 30, 2013. Services gross margin in the three months ended June 30, 2014 was negatively impacted by $6 million in higher acquisition-related amortization of intangibles and positively impacted by $5 million in lower pension expense, or 0.1% as a percentage of services revenue. Excluding these items, services gross margin increased due to a favorable mix of revenues, including an increase in SaaS revenues.

Gross margin as a percentage of revenue in the six months ended June 30, 2014 was 28.2% compared to 27.0% in the six months ended June 30, 2013. Product gross margin in the six months ended June 30, 2014 was 25.7% compared to 25.3% in the six months ended June 30, 2013. Product gross margin in the six months ended June 30, 2014 was negatively impacted by $3 million in higher acquisition-related amortization of intangibles, or 0.2% as a percentage of product revenue. Excluding this item, product gross margin increased primarily due to a favorable sales mix. Services gross margin in the six months ended June 30, 2014 was 30.1% compared to 28.5% in the six months ended June 30, 2013. Services gross margin in the six months ended June 30, 2014 was negatively impacted by $12 million in higher acquisition-related amortization of intangibles and positively impacted by $10 million in lower pension expense, or 0.2% as a percentage of services revenue. Excluding these items, services gross margin increased due to a favorable mix of revenues, including an increase in SaaS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $247 million, or 14.9% as a percentage of revenue, in the three months ended June 30, 2014 as compared to $232 million, or 15.1% as a percentage of revenue, in the three months ended June 30, 2013. Selling, general and administrative expenses in the three months ended June 30, 2014 included $6 million of acquisition-related costs, $14 million of acquisition-related amortization of intangibles, $1 million of OFAC and FCPA related legal costs, and $1 million of pension costs. Selling, general, and administrative expenses in the three months ended June 30, 2013 included $14 million of acquisition-related costs, $8 million of acquisition-related amortization of intangibles, and $3 million of pension costs. Excluding these items, selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Selling, general and administrative expenses were $492 million, or 15.5% as a percentage of revenue, in the six months ended June 30, 2014 as compared to $461 million, or 15.7% as a percentage of revenue, in the six months ended June 30, 2013. Selling, general and administrative expenses in the six months ended June 30, 2014 included $20 million of acquisition-related costs, $28 million of acquisition-related amortization of intangibles, $2 million of OFAC and FCPA related legal costs, and $1 million of pension costs. Selling, general and administrative expenses in the six months ended June 30, 2013 included $30 million of acquisition-related costs, $14 million of acquisition-related amortization of intangibles, $1 million of OFAC and FCPA related legal costs, and $5 million of pension costs. Excluding these items, selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $64 million, or 3.9% as a percentage of revenue, in the three months ended June 30, 2014 as compared to $55 million, or 3.6% as a percentage of revenue, in the three months ended June 30, 2013. Research and development expenses were $127 million, or 4.0% as a percentage of revenue, in the six months ended June 30, 2014 as compared to $110 million, or 3.7% as a percentage of revenue, in the six months ended June 30, 2013. The increase in both periods is in line with management expectations as we continue to invest in broadening our solutions.

Interest and Other Expense Items

Interest expense was $46 million in the three months ended June 30, 2014 compared to $26 million in the three months ended June 30, 2013. Interest expense increased in the three months ended June 30, 2014 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $3 million in the three months ended June 30, 2014 and June 30, 2013. Other expense, net in the three months ended June 30, 2014 primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations and bank fees. Other income, net in the three months ended June 30, 2013 primarily included losses from foreign currency fluctuations.

Interest expense was $89 million in the six months ended June 30, 2014 compared to $47 million in the six months ended June 30, 2013 primarily as a result of interest payable on the Company's senior unsecured notes. Other expense, net was $10 million in the six months ended June 30, 2014 compared to other expense, net of $1 million in the the six months ended June 30, 2013. Other expense, net in the six months ended June 30, 2014 primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations and bank fees. Other expense, net in the six months ended June 30, 2013 primarily included losses from foreign currency fluctuations, partially offset by a gain on the sale of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant or unusual items. Income tax expense was $29 million for the three months ended June 30, 2014 compared to $23 million for the three months ended June 30, 2013. The increase in income tax expense was primarily driven by an increase in earnings. Income tax expense was $33 million for the six months ended June 30, 2014 compared to $25 million for the six months ended June 30, 2013. The increase in income tax expense was primarily driven by the one-time benefit of approximately $16 million included in the six months ended June 30, 2013 in connection with the American Taxpayer Relief Act, which was partially offset by an increase in discrete benefits in the six months ended June 30, 2014.
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

The effect of pension expense and other significant, non-recurring items on segment operating income have been excluded from the operating income for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$900	$782	$1,694	$1,496
Operating income	$137	$95	$240	$152
Operating income as a percentage of revenue	15.2%	12.1%	14.2%	10.2%

We completed the acquisition of Digital Insight on January 10, 2014. As a result, the revenue and operating income results for the Financial Services segment include the impact of Digital Insight from January 10, 2014. Digital Insight generated $87 million and $163 million of revenue and $27 million and $50 million of operating income in the three and six months ended June 30, 2014, respectively.

Financial Services revenue increased 15% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Financial Services revenue increased 13% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in both periods was driven by growth in product sales and services revenue in the Europe and AMEA theaters and growth in services revenue in the Americas theater, which includes the impact of the Digital Insight business, partially offset by declines in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the three and six months ended revenue comparison by 1% and 2%, respectively.

Operating income increased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in both periods in operating income was driven by a higher mix of software revenue and the contribution of the Digital Insight business as noted above.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$503	$515	$993	$1,004
Operating income	$48	$49	$84	$90
Operating income as a percentage of revenue	9.5%	9.5%	8.5%	9.0%

Retail Solutions revenue decreased 2% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Retail Solutions revenue decreased 1% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in both periods was driven by declines in product sales in the Americas and AMEA theaters, partially offset by growth in product sales in the Europe theater and growth in services revenue in all theaters. Foreign currency fluctuations did not impact the revenue comparison in either period.

Operating income decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in both periods in operating income was primarily due to decreased revenues.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$170	$158	$319	$289
Operating income	$23	$27	$35	$48
Operating income as a percentage of revenue	13.5%	17.1%	11.0%	16.6%

Hospitality revenue increased 8% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was driven by higher product sales in the Europe theater and services revenue in the Americas and Europe theaters. Foreign currency fluctuations did not impact the revenue comparison.

Hospitality revenue increased 10% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven by higher product sales and services revenue in all theaters. Foreign currency fluctuations did not impact the revenue comparison.

Operating income decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in both periods was driven by an unfavorable mix of revenue, including a large software transaction in the second quarter of 2013.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2014	2013	2014	2013
Revenue	$85	$80	$170	$156
Operating income	$2	$11	$6	$21
Operating income as a percentage of revenue	2.4%	13.8%	3.5%	13.5%

The Emerging Industries segment revenue increased 6% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was driven by higher product sales and services revenue in the Europe theater and higher services revenue in the Americas theater, partially offset by declines in product sales in the Americas and AMEA theaters. Foreign currency fluctuations did not impact the revenue comparison.

The Emerging Industries segment revenue increased 9% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven by higher product sales and services revenue in the Europe theater and higher services revenue in the Americas and AMEA theaters, partially offset by declines in product sales in the AMEA theater. Foreign currency fluctuations did not impact the revenue comparison.

Operating income decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Operating income in both periods was negatively impacted by onboarding costs associated with managed services contracts and continued investment in the small business industry.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $111 million in the six months ended June 30, 2014 and cash used in operating activities was $11 million in the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily driven by increased profitability and reduced pension contributions in the six months ended June 30, 2014.

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

	Six months ended June 30
In millions	2014	2013
Net cash provided by (used in) operating activities	$111	$(11)
Less: Expenditures for property, plant and equipment	(66)	(44)
Less: Additions to capitalized software	(73)	(45)
Net cash used in discontinued operations	(38)	(24)
Pension discretionary contributions and settlements	18	80
Free cash used (non-GAAP)	$(48)	$(44)

The increase in expenditures for property, plant and equipment and capitalized software was due to continued investment in the business. The change in cash flows from discontinued operations was driven by increases in Fox River transaction and remediation costs as well as the timing of payments from indemnification parties.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the six months ended June 30, 2014, we completed the acquisition of Digital Insight for $1.64 billion, net of cash acquired. During the six months ended June 30, 2013, we completed multiple acquisitions that totaled $696 million, net of cash acquired, including the acquisition of Retalix Ltd. for $664 million, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2014 and 2013, proceeds from employee stock plans were $7 million and $45 million, respectively. During the six months ended June 30, 2014 and 2013, we paid $24 million and $27 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

On December 4, 2013, we amended our senior secured credit facility with and among the lenders party thereto and JPMorgan Chase Bank, N.A. (JPMCB), as the administrative agent. On December 4, 2013, under and in connection with the senior secured credit facility, we also entered into an incremental facility agreement with and among the lenders party thereto and JPMCB, as administrative agent. This incremental facility agreement created an additional $250 million of term loan commitments under the senior secured credit facility, which, along with incremental borrowings under the revolving credit facility, were drawn on January 10, 2014 in connection with the completion of the acquisition of Digital Insight. As of June 30, 2014, the senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.37 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2014, there were no outstanding letters of credit. As of June 30, 2014, the outstanding principal balance of the term loan facility was $1.37 billion and the outstanding balance on the revolving facility was $315 million.

As of June 30, 2014 and December 31, 2013, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021. The aggregate principal amount from the 6.375% and 5.875% senior unsecured note offerings was initially deposited into a segregated escrow account, and was held in that escrow account to be used solely for the acquisition of Digital Insight, which was completed on January 10, 2014. See Note 5, "Debt Obligations," of the Notes to the Condensed Consolidated Financial Statements for additional information on our senior secured credit facility and senior unsecured notes and Note 3, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements for additional information on the acquisition of Digital Insight.

In 2014, we expect to make contributions of $18 million to the executive pension plan, $78 million to the international pension plans, $35 million to the postemployment plan and $4 million to the postretirement plan. Included in these contributions, in connection with the previously announced third phase of our pension strategy, we expect to make discretionary pension contributions and settlements of approximately $46 million during 2014. We may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled. Additionally, in connection with the restructuring plan announced in July 2014, we expect to make incremental contributions to our postemployment plan of approximately $50 million in 2014. See Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our employee benefit plans.

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

Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2014 and December 31, 2013, were $446 million and $461 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of June 30, 2014, our cash and cash equivalents totaled $483 million and our total debt was $3.92 billion. Our borrowing capacity under the revolving credit facility was approximately $535 million at June 30, 2014. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2013 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our required pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, payments related to the restructuring plan, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments

On January 10, 2014, in connection with the completion of the acquisition of Digital Insight, $250 million in incremental term loans were drawn under the Company's December 2013 incremental facility along with incremental borrowings under the revolving portion of the Company's senior secured credit facility. These borrowings have significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. The following table outlines our future debt obligations and future interest on debt obligations as of June 30, 2014 with projected cash payments in the years shown:

In millions	Total Amounts	July 1, 2014 through December 31, 2014	2015 - 2016	2017 - 2018	2019 & Thereafter
Debt obligations	$3,923	$46	$216	$1,453	$2,208
Interest on debt obligations	1,182	89	323	288	482
	$5,105	$135	$539	$1,741	$2,690

For purposes of this table, we used interest rates as of June 30, 2014 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for additional information related to our debt obligations and the related interest rate terms. For purposes of this table, we have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments" of the Notes to Condensed Consolidated Financial Statements for additional information related to our interest rate swap.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2014 through June 30, 2014, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated no interest during the period covered by this report. We note that the last known account balance as of July 23, 2014 was approximately $5,084. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, and February 28, 2014, the Company is winding down its past operations in Syria. In connection with these efforts, the Company has also received a license from OFAC to close the CBS account and terminate any guarantees; an application to renew that license is pending. Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2013 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2014. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions; the impact of our indebtedness and its terms on our financial and operating activities; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; defects or errors in our products; manufacturing disruptions; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; the success of our recently announced restructuring plan; tax rates; compliance with data privacy and protection requirements; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $10 million as of June 30, 2014 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the second quarter of 2014 compared to the second quarter of 2013 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on second quarter 2014 revenue versus second quarter 2013 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 29% of our borrowings under the credit facility were effectively on a fixed rate basis as of June 30, 2014. As of June 30, 2014, the net fair value of the interest rate swap was a liability of $9 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $9 million as of June 30, 2014. The increase in pre-tax interest expense for the six months ended June 30, 2014 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $6 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2014, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2014, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that

NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2014, approximately $179 million and $127 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended June 30, 2014, the Company did not repurchase any shares of its common stock under the authorized share repurchase programs. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended June 30, 2014, 46,532 shares were purchased at an average price of $31.16 per share.

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

NCR CORPORATION

Date:	August 1, 2014	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer