Form 10-Q
period 2014-09-30
NCR CORP
filed 2014-11-03
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 15, 2014, there were approximately 168.4 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Product revenue	$721	$701	$2,077	$2,111
Service revenue	926	807	2,746	2,342
Total revenue	1,647	1,508	4,823	4,453
Cost of products	547	524	1,554	1,577
Cost of services	696	569	1,969	1,666
Selling, general and administrative expenses	232	217	724	678
Research and development expenses	59	53	186	163
Restructuring-related charges	72	—	72	—
Total operating expenses	1,606	1,363	4,505	4,084
Income from operations	41	145	318	369
Interest expense	(46)	(23)	(135)	(70)
Other (expense), net	(14)	(3)	(24)	(4)
(Loss) income from continuing operations before income taxes	(19)	119	159	295
Income tax (benefit) expense	(19)	19	14	44
Income from continuing operations	—	100	145	251
Income (loss) from discontinued operations, net of tax	15	—	15	(1)
Net income	15	100	160	250
Net income attributable to noncontrolling interests	—	2	2	5
Net income attributable to NCR	$15	$98	$158	$245
Amounts attributable to NCR common stockholders:
Income from continuing operations	$—	$98	$143	$246
Income (loss) from discontinued operations, net of tax	15	—	15	(1)
Net income	$15	$98	$158	$245
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$—	$0.59	$0.85	$1.49
Diluted	$—	$0.58	$0.84	$1.46
Net income per common share
Basic	$0.09	$0.59	$0.94	$1.48
Diluted	$0.09	$0.58	$0.92	$1.45
Weighted average common shares outstanding
Basic	168.2	166.2	167.7	165.1
Diluted	171.3	170.0	171.1	168.8
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net income	$15	$100	$160	$250
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(47)	7	(17)	(49)
Derivatives
Unrealized gain (loss) on derivatives	1	(3)	(1)	3
Losses on derivatives arising during the period	1	1	4	4
Less income tax expense	—	—	(1)	(3)
Securities
Unrealized gain on securities	—	—	—	3
Less income tax expense	—	(1)	—	(1)
Employee benefit plans
New prior service cost	—	(3)	—	(3)
Amortization of prior service benefit	(4)	(5)	(15)	(27)
Net (loss) gain arising during the period	—	(12)	—	36
Amortization of actuarial loss	—	3	1	6
Less income tax benefit (expense)	1	1	5	(9)
Other comprehensive loss	(48)	(12)	(24)	(40)
Total comprehensive (loss) income	(33)	88	136	210
Less comprehensive income attributable to noncontrolling interests:
Net income	—	2	2	5
Currency translation adjustments	(2)	(1)	(2)	(4)
Amounts attributable to noncontrolling interests	(2)	1	—	1
Comprehensive (loss) income attributable to NCR common stockholders	$(31)	$87	$136	$209

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$424	$528
Restricted cash	—	1,114
Accounts receivable, net	1,454	1,339
Inventories	777	790
Other current assets	557	568
Total current assets	3,212	4,339
Property, plant and equipment, net	398	352
Goodwill	2,773	1,534
Intangibles, net	962	494
Prepaid pension cost	506	478
Deferred income taxes	245	441
Other assets	514	470
Total assets	$8,610	$8,108
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$34
Accounts payable	705	670
Payroll and benefits liabilities	203	191
Deferred service revenue and customer deposits	529	525
Other current liabilities	486	461
Total current liabilities	2,008	1,881
Long-term debt	3,660	3,320
Pension and indemnity plan liabilities	513	532
Postretirement and postemployment benefits liabilities	172	169
Income tax accruals	189	189
Environmental liabilities	48	121
Other liabilities	76	99
Total liabilities	6,666	6,311
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	12	14
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 168.4 and 166.6 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	446	433
Retained earnings	1,530	1,372
Accumulated other comprehensive loss	(60)	(38)
Total NCR stockholders’ equity	1,918	1,769
Noncontrolling interests in subsidiaries	14	14
Total stockholders’ equity	1,932	1,783
Total liabilities and stockholders’ equity	$8,610	$8,108
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2014	2013
Operating activities
Net income	$160	$250
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(15)	1
Depreciation and amortization	211	149
Stock-based compensation expense	26	34
Deferred income taxes	(28)	(8)
Gain on sale of property, plant and equipment and other assets	(2)	(14)
Impairment of long-lived and other assets	8	—
Changes in assets and liabilities:
Receivables	(77)	(152)
Inventories	14	(41)
Current payables and accrued expenses	33	(24)
Deferred service revenue and customer deposits	2	21
Employee benefit plans	(12)	(152)
Other assets and liabilities	(85)	(48)
Net cash provided by operating activities	235	16
Investing activities
Expenditures for property, plant and equipment	(88)	(80)
Proceeds from sales of property, plant and equipment	—	10
Additions to capitalized software	(109)	(75)
Business acquisitions, net	(1,647)	(696)
Changes in restricted cash	1,114	—
Other investing activities, net	4	5
Net cash used in investing activities	(726)	(836)
Financing activities
Tax withholding payments on behalf of employees	(28)	(28)
Short term borrowings, net	2	(1)
Payments on term credit facilities	(20)	(35)
Borrowings on term credit facility	250	300
Payments on revolving credit facility	(528)	(845)
Borrowings on revolving credit facility	690	845
Debt issuance costs	(3)	(12)
Proceeds from employee stock plans	10	52
Other financing activities	(3)	—
Net cash provided by financing activities	370	276
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	28	(51)
Effect of exchange rate changes on cash and cash equivalents	(11)	(14)
Decrease in cash and cash equivalents	(104)	(609)
Cash and cash equivalents at beginning of period	528	1,069
Cash and cash equivalents at end of period	$424	$460
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

On January 10, 2014, the Company completed its acquisition of Digital Insight Corporation (Digital Insight). As a result of the acquisition, the results of Digital Insight are included for the period from January 10, 2014 to September 30, 2014. See Note 4, "Acquisitions," for additional information.

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

Out of Period Adjustment During the third quarter of 2014, the Company recorded $5 million in income tax expense related to an error in the calculation of foreign income taxable in the United States for 2013. The Company determined the impact of this error was not material to the previously filed annual or interim financial statements and the effect of correcting this error in the nine months ended September 30, 2014 was not material and is not expected to be material to the 2014 annual financial statements.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $22 million and $54 million during the three and nine months ended September 30, 2014 as compared to $24 million and $101 million during the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, we had $15 million and $9 million, respectively, in receivables outstanding from Bradesco.

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

In August 2014, the FASB issued new guidance related to disclosures around going concern, including management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity's ability to continue as a going concern. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on our consolidated financial statements.

2. RESTRUCTURING PLAN

On July 29, 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on our highest growth, highest margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

As a result of the restructuring plan, the Company recorded a total charge of $130 million in the three and nine months ended September 30, 2014. Of the total charge, the Company recorded $55 million for inventory related charges of which $9 million is included in Cost of products and $46 million is included in Cost of services; $65 million for severance and other employee related costs which is included in Restructuring-related charges; $8 million for asset related charges of which $5 million is included in Restructuring-related charges and $3 million is included in Other expense, net; and $2 million for other exit costs which is included in Restructuring-related charges. The Company expects to achieve annualized run-rate savings of approximately $90 million beginning in 2016. The Company expects that it may identify additional restructuring-related opportunities in connection with this restructuring plan, and may incur additional charges through 2015 related to such additional opportunities. Such additional charges are not reasonably estimable at this time as the Company is in the process of defining the nature and scope of these additional opportunities and quantifying the impact thereof.

Severance and other employee related costs Of the $65 million recorded, $61 million was recorded as a discrete cost in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $4 million of employee related costs was recorded in accordance with ASC 420, Exit or

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Disposal Cost Obligations. The Company made $7 million and $2 million in severance-related payments under ASC 712 and ASC 420, respectively, related to the restructuring plan in the three and nine months ended September 30, 2014.

Inventory related charges The Company recorded $55 million of inventory related charges for rationalizing its product portfolio to eliminate overlap and redundancy and end-of-lifeing older commodity product lines that are costly to maintain and provide low margins.

Asset related charges The Company recorded $8 million for asset related charges, which includes $5 million for the write-off of certain internal and external use capitalized software for projects where the Company has redirected resources to highest growth opportunities and abandoned certain projects. Additionally, the charge includes a $3 million other than temporary impairment for an investment that is no longer considered strategic. See Note 13, “Fair Value of Assets and Liabilities,” for additional information.

Other exit costs The Company recorded $2 million for lease and other contract termination costs.

The results by segment, as disclosed in Note 14, "Segment Information," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of September 30, 2014, which are included in the consolidated balance sheet in other current liabilities.

In millions	2014
Employee Severance and Other Exist Costs
Beginning balance as of January 1	$—
Cost recognized during the period	67
Utilization	(9)
Ending balance as of September 30	$58

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2014	December 31, 2013
Accounts receivable
Trade	$1,431	$1,318
Other	41	39
Accounts receivable, gross	1,472	1,357
Less: allowance for doubtful accounts	(18)	(18)
Total accounts receivable, net	$1,454	$1,339
The components of inventory are summarized as follows:

In millions	September 30, 2014	December 31, 2013
Inventories
Work in process and raw materials	$161	$135
Finished goods	215	202
Service parts	401	453
Total inventories	$777	$790

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of other current assets are summarized as follows:

In millions	September 30, 2014	December 31, 2013
Other current assets
Current deferred tax assets	$295	$262
Other	262	306
Total other current assets	$557	$568

4. ACQUISITIONS

Acquisition of Digital Insight Corporation On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation, for which it paid an aggregate purchase price of approximately $1,648 million, which includes $5 million that was withheld by the Company as a source of recovery for possible claims pursuant to the acquisition agreement and was paid to the sellers in the third quarter of 2014 pursuant to the terms of such agreement. The purchase price was paid from the net proceeds of the December 2013 offer and sale of NCR's 5.875% and 6.375% senior unsecured notes and borrowings under NCR's senior secured credit facility, including borrowings under the Company's December 2013 incremental facility agreement. As a result of the acquisition, Digital Insight became a wholly owned subsidiary of NCR.

Digital Insight is a leading U.S. based provider of SaaS-based customer-facing digital banking software to domestic financial institutions. The acquisition is consistent with NCR's continued transformation to a software-driven, hardware-enabled business. Digital Insight complements and extends our existing capabilities in the banking industry to form a complete enterprise software platform across both physical and digital channels - mobile, online, branch, and ATM.

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

The preliminary allocation of the purchase price for Digital Insight is as follows:

In millions	Fair Value
Tangible assets acquired	$75
Acquired intangible assets other than goodwill	559
Acquired goodwill	1,244
Deferred tax liabilities	(187)
Liabilities assumed	(43)
Total purchase consideration	$1,648

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue synergies expected from combining the operations of NCR and Digital Insight. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Financial Services segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of September 30, 2014.

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

The Company has incurred a total of $15 million of transaction expenses to date relating to the acquisition, of which $8 million is included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Digital Insight for the three and nine months ended September 30, 2014 and 2013. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma financial information for the three and nine months ended September 30, 2014 combines the results of NCR for the three and nine months ended September 30, 2014, which include the results of Digital Insight subsequent to January 10, 2014 (the acquisition date) and the historical results for Digital Insight for the 10 days preceding the acquisition date. The unaudited financial information for the three and nine months ended September 30, 2013 combines the historical results for NCR for the three and nine months ended September 30, 2013 with the historical results for Digital Insight for the three and nine months ended October 31, 2013, as, prior to the acquisition, Digital Insight had a July 31 fiscal year end.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$1,647	$1,589	$4,831	$4,700
Net income attributable to NCR	$14	$79	$143	$198

The unaudited pro forma results for the nine months ended September 30, 2014 include:

•	$8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the three and nine months ended September 30, 2013 include:

•	$8 million, net of tax, of reduced amortization expense for acquired intangible assets for the three months ended September 30, 2013;

•	$7 million, net of tax, in additional amortization expense for acquired intangible assets for the nine months ended September 30, 2013;

•
$13 million and $40 million, respectively, net of tax, in interest expense from NCR's 5.875% and 6.375% senior unsecured notes and incremental borrowings under NCR's senior secured credit facility and incremental credit facility for the three and nine months ended September 30, 2013, and;

•	$6 million, net of tax, in transaction costs for the nine months ended September 30, 2013.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2014 and December 31, 2013 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2013						September 30, 2014
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$255	$—	$255	$1,244	$—	$(3)	$1,496	$—	$1,496
Retail Solutions	581	(3)	578	—	—	—	581	(3)	578
Hospitality	676	—	676	—	—	(2)	674	—	674
Entertainment	5	(5)	—	—	—	—	5	(5)	—
Emerging Industries	25	—	25	—	—	—	25	—	25
Total goodwill	$1,542	$(8)	$1,534	$1,244	$—	$(5)	$2,781	$(8)	$2,773

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below. The increase in the gross carrying amount is primarily due to the acquisition detailed in Note 4, "Acquisitions."

	Amortization Period (in Years)	September 30, 2014		December 31, 2013
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$664	$(57)	$328	$(37)
Intellectual property	2 - 7	395	(165)	275	(118)
Customer contracts	8	89	(16)	—	—
Tradenames	2 - 10	74	(22)	61	(15)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,230	$(268)	$672	$(178)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2014	Nine months ended September 30, 2014	Remainder of 2014 (estimated)
Amortization expense	$30	$90	$31

	For the years ended December 31 (estimated)
In millions	2015	2016	2017	2018	2019
Amortization expense	$127	$125	$116	$85	$75

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2014		December 31, 2013
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$77	2.91%	$28	2.55%
Other (2)	8	7.40%	6	7.11%
Total short-term borrowings	$85		$34
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,271	2.91%	$1,087	2.55%
Revolving credit facility due 2018 (1)	162	2.49%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	27	7.17%	33	7.21%
Total long-term debt	$3,660		$3,320

(1)
Interest rates are weighted average interest rates as of September 30, 2014 and December 31, 2013 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 12, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of September 30, 2014 and December 31, 2013 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  In August 2011, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders. On July 25, 2013, the Company amended and restated the senior secured credit facility, and refinanced its term loan facility and revolving credit facility thereunder. On December 4, 2013, in connection with the then pending acquisition of Digital Insight, the senior secured credit facility was further amended (as amended, the Senior Secured Credit Facility). On December 4, 2013, in connection with the amendment of the Senior Secured Credit Facility, the Company entered into an Incremental Facility Agreement with and among the lenders party thereto and JPMCB, as administrative agent. The Incremental Facility Agreement created an additional $250 million of term loan commitments under the Senior Secured Credit Facility, which were drawn, along with approximately $300 million from the revolving credit facility, on January 10, 2014 in connection with the acquisition of Digital Insight. Refer to Note 4, "Acquisitions," for further details.

As of September 30, 2014, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2014, there were no outstanding letters of credit.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. The repayment schedule requires quarterly installments of approximately $17 million beginning September 30, 2014, approximately $26 million beginning September 30, 2015, and approximately $34 million beginning September 30, 2016, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

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

At September 30, 2014, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

The Senior Secured Credit Facility also contains events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit. If the Company is unable to pay or repay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness.

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not (a) prior to the date that the Company obtains an investment grade rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 2.50 to 1.00, and (b) on and after the date that the Company obtains an investment grade rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed a ratio that is 0.50 less than the leverage ratio then applicable under the financial covenants of the Senior Secured Credit Facility, the proceeds of which can be used for working capital requirements and other general corporate purposes.

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

The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2014 and December 31, 2013 was $3.78 billion and $3.33 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax represented a benefit of $19 million for the three months ended September 30, 2014 compared to expense of $19 million for the three months ended September 30, 2013. The decrease in income tax expense was primarily driven by the decrease in earnings and a $13 million benefit from IRS settlements in the three months ended September 30, 2014, partially offset by an unfavorable mix in earnings in continuing operations. The three months ended September 30, 2014 and 2013 include a $9 million and $10 million income tax benefit, respectively, for valuation allowance releases.

Income tax expense was $14 million for the nine months ended September 30, 2014 compared to $44 million for the nine months ended September 30, 2013. The decrease in income tax expense was primarily driven by the decrease in earnings and a $13 million benefit from IRS settlements in the nine months ended September 30, 2014, partially offset by an unfavorable mix in earnings in continuing operations and a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act in the nine months ended September 30, 2013. The nine months ended September 30, 2014 and 2013 include a $9 million and a $10 million income tax benefit, respectively, for valuation allowance releases.

8. STOCK COMPENSATION PLANS

As of September 30, 2014, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Restricted stock	$7	$12	$26	$33
Stock options	—	—	—	1
Total stock-based compensation (pre-tax)	7	12	26	34
Tax benefit	(2)	(4)	(8)	(11)
Total stock-based compensation (net of tax)	$5	$8	$18	$23

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and nine months ended September 30, 2014 and 2013, the Company did not grant any stock options. As of September 30, 2014, the total unrecognized compensation cost of $69 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Net service cost	$—	$—	$4	$3	$4	$3
Interest cost	32	31	20	20	52	51
Expected return on plan assets	(30)	(27)	(27)	(24)	(57)	(51)
Amortization of prior service cost	—	—	1	2	1	2
Actuarial loss	1	—	—	—	1	—
Net periodic benefit cost (income)	$3	$4	$(2)	$1	$1	$5

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Net service cost	$—	$—	$10	$10	$10	$10
Interest cost	98	93	61	59	159	152
Expected return on plan assets	(89)	(81)	(79)	(73)	(168)	(154)
Amortization of prior service cost	—	—	2	4	2	4
Actuarial loss (gain)	1	(15)	—	—	1	(15)
Special termination benefit cost	—	24	—	—	—	24
Settlement	—	—	(2)	—	(2)	—
Net periodic benefit cost (income)	$10	$21	$(8)	$—	$2	$21

In February 2013, the Compensation and Human Resource Committee of NCR's Board of Directors approved the termination of NCR's U.S. non-qualified pension plans, resulting in a curtailment of those plans. As a result, during the nine months ended September 30, 2013, an actuarial gain of $15 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

During the first quarter of 2013, a select group of U.S. employees was offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate. During the nine months ended September 30, 2013, special termination benefit charges of $24 million were recognized for those employees who irrevocably accepted the offer during such period.

The benefit from the postretirement plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Interest cost	$1	$1	$1	$1
Amortization of:
Prior service benefit	(4)	(5)	(13)	(14)
Actuarial loss	—	—	1	2
Net postretirement benefit	$(3)	$(4)	$(11)	$(11)

The cost of the postemployment plan for the three and nine months ended September 30 was:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net service cost	$3	$3	$10	$15
Interest cost	2	3	6	7
Amortization of:
Prior service benefit	(1)	(2)	(3)	(4)
Actuarial loss	—	3	—	4
Curtailment benefit	—	—	—	(13)
Net benefit cost	$4	$7	$13	$9
Restructuring severance cost	61	—	61	—
Total postemployment cost	$65	$7	$74	$9

During the third quarter of 2014, restructuring charges for employee severance of $61 million were recognized associated with the restructuring plan announced on July 29, 2014. See Note 2, "Restructuring Plan," for additional information.

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a $48 million reduction of the postemployment liability and a curtailment benefit of $13 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employer Contributions

Pension For the three and nine months ended September 30, 2014, NCR contributed approximately $7 million and $38 million, respectively, to its international pension plans. For the nine months ended September 30, 2014, NCR contributed approximately $18 million to settle its executive pension plan. In 2014, NCR anticipates contributing an additional $42 million to its international pension plans for a total of $80 million, of which $30 million is a discretionary contribution. In 2014, NCR anticipates making no further contributions to its executive pension plan. In connection with the previously announced third phase of its pension strategy, NCR expects to make discretionary contributions and settlements of approximately $48 million in respect of its pension plans in 2014. NCR may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled.

Postretirement For the three and nine months ended September 30, 2014, NCR contributed zero and $2 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $4 million in 2014.

Postemployment For the three and nine months ended September 30, 2014, NCR contributed approximately $9 million and $19 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $31 million to its postemployment plans for a total of $50 million in 2014, which includes planned contributions associated with the restructuring plan announced on July 29, 2014. See Note 2, "Restructuring Plan," for additional information.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2014 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 relate to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company would not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. As reported in prior filings, the litigation and associated shareholder demands have been resolved.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company has applied for and received from OFAC various licenses that have permitted the Company to take measures required to wind down its past operations in Syria; the Company currently has pending with OFAC applications for renewals of those licenses. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $69 million as of September 30, 2014, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $73 million as of September 30, 2014.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The United States Environmental Protection Agency (USEPA) and Wisconsin Department of Natural Resources (together, the Governments) developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay. On November 13, 2007, the Governments issued a unilateral administrative order (the 2007 Order) under CERCLA to the eight original PRPs, requiring them to perform remedial work under the Governments’ clean-up plan for the lower parts of the river (operable units 2 through 5). In April 2009, NCR and API formed a limited liability company (the LLC), which entered into an agreement with an environmental remediation contractor to perform the work at the Fox River site. In-water dredging and remediation under the clean-up plan commenced shortly thereafter.

NCR and API, along with B.A.T Industries p.l.c. (BAT), share a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement, which followed from a 2012 to 2014 dispute between NCR and API, provides for regular, ongoing funding of Fox River remediation costs by NCR and BAT, with contributions from API and its indemnitor, Windward Prospects. The Funding Agreement creates an obligation on certain of the non-NCR parties to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward, with NCR funding the remaining 50%; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and the 50% obligation under the Funding Agreement, as well as the difference between the amount the non-NCR parties paid under the Funding Agreement and the amount owed to NCR under the Cost Sharing Agreement for the period from April 2012 through the end of September 2014.

Various litigation proceedings concerning the Fox River are pending, and, as the result of appellate decisions in the quarter ending September 30, 2014, NCR’s potential liability for the Fox River matter, for purposes of calculating the Company’s Fox River reserve, is no longer considered to be 100% of the remediation costs in the lower parts of the river. In a contribution action filed in 2008 seeking to determine allocable responsibility of several companies and governmental entities, a federal court in Wisconsin ruled in 2009 and 2011 that NCR and API did not have a right to obtain contribution from the other parties, but that those parties could obtain contribution from NCR and API with respect to certain moneys they had spent; these rulings placed all remediation liability on NCR for four of the five “operable units” of the site. In another part of the same lawsuit, the Company prevailed in a 2012 trial on claims seeking to hold it liable under an “arranger” theory for the most upriver portion of the site, operable unit 1.

A final judgment entered in the contribution action in 2013 held the Company liable to other PRPs in the approximate amount of $76 million for operable units 2 through 5, and confirmed the Company’s successful trial verdict for operable unit 1. The Company and other parties appealed from various aspects of that judgment, and on September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on the appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case is being remanded to the federal district court in Wisconsin for further proceedings, in which NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. In October 2014 several of the other parties to the appeal requested a rehearing of the case from the Court of Appeals; any party may also elect to seek discretionary review by the United States Supreme Court.

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 that court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order; to date only NCR has complied with the injunction. Several parties, including NCR, appealed from the judgment. In a companion opinion to the ruling described in the preceding paragraph, the United States Court of Appeals for the Seventh Circuit, also on September 25, 2014, vacated the injunction, and also vacated the declaratory judgment that had been entered against the Company. (The declaratory judgment with respect to liability under the 2007 Order against another defendant, P.H. Glatfelter Company, was affirmed.) The court also ruled that

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NCR’s defense based on divisibility of harm at the site, which the district court had rejected, must be reconsidered by that court. The case is being remanded to the federal district court in Wisconsin for further proceedings, in which NCR will vigorously contest the amount of remediation costs for which it should be liable, seek to have its divisibility defense upheld, and seek to have portions of remediation liability, including the responsibility to perform remaining work, apportioned to other parties. (With respect to remaining remediation work, one other PRP, GP, has agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.) In October 2014 several of the other parties to the appeal requested a rehearing of the case from the Court of Appeals; any party may also elect to seek discretionary review by the United States Supreme Court.

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API refused to pay for remediation costs and the Company funded the cost of remediation activity ordered by the court. In 2013 and 2014, the Company and API engaged in arbitration proceedings over API’s failure to pay. NCR’s claims for payment against API as of September 30, 2014 (prior to entry into the Funding Agreement) totaled to approximately $108 million, exclusive of interest. The arbitration dispute was generally superseded by the Funding Agreement, pursuant to which the Company received the sum of approximately $93 million on September 30, 2014, against its remediation funding from April 2012 through October 2014; the funds were contributed in differing portions by BAT, API and Windward Prospects. The Company will continue to benefit in the future from the ongoing remediation funding provided for by the Funding Agreement and will have the opportunity under it to recover, from third parties and/or BAT, the remainder of the funds it had sought to collect from API.

NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total clean-up costs, which are estimated at $825 million (there can be no assurances that this estimate will not be significantly higher as work progresses); (2) total NRD for the site, which may range from zero to $246 million (the government in one court filing in 2009 indicated claims could be as high as $382 million); (3) the share of future clean-up costs and NRD that NCR will bear; this share may be influenced by the number and extent of settlements reached by other parties; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API or BAT will bear, which is established by the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2014, the net reserve for the Fox River matter was approximately $57 million, compared to $112 million as of December 31, 2013. The decrease in the net reserve is due to payments for clean-up activities and litigation costs, and the reduction in NCR's estimated relative share of liability for remediation costs resulting from the September 2014 federal appellate rulings discussed above. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2014 and December 31, 2013, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $37 million and $51 million as of September 30, 2014 and December 31, 2013, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through September 30, 2014, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

Kalamazoo River In November 2010, USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to that point in time; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” at least as of March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. The amount of damages, if any, will be litigated in a subsequent phase of the case, with trial scheduled to commence in September 2015. If the Company is found liable for money damages with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2014 and December 31, 2013, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2014	2013
Warranty reserve liability
Beginning balance as of January 1	$22	$26
Accruals for warranties issued	27	27
Settlements (in cash or in kind)	(28)	(31)
Ending balance as of September 30	$21	$22

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

11. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. During the three and nine months ended September 30, 2014 and 2013, there were no anti-dilutive options.

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Amounts attributable to NCR common stockholders:
Income from continuing operations	$—	$98	$143	$246
Income (loss) from discontinued operations, net of tax	15	—	15	(1)
Net income applicable to common shares	$15	$98	$158	$245
Weighted average outstanding shares of common stock	168.2	166.2	167.7	165.1
Dilutive effect of restricted stock and employee stock options	3.1	3.8	3.4	3.7
Weighted average outstanding shares of common stock - diluted	171.3	170.0	171.1	168.8
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$—	$0.59	$0.85	$1.49
From discontinued operations	0.09	—	0.09	(0.01)
Net earnings per share (Basic)	$0.09	$0.59	$0.94	$1.48
Diluted earnings per share:
From continuing operations	$—	$0.58	$0.84	$1.46
From discontinued operations	0.09	—	0.08	(0.01)
Net earnings per share (Diluted)	$0.09	$0.58	$0.92	$1.45

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to risks associated with changes in foreign currency exchange rates and interest rates. NCR utilizes a variety of measures to monitor and manage these risks, including the use of derivative financial instruments. NCR has exposure to approximately 50 functional currencies. Since a substantial portion of our operations and revenues occur outside the U.S., and in currencies other than the U.S. Dollar, our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates.

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2014, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of September 30, 2014 was $476 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2014, the balance in AOCI related to the interest rate swap agreement was a loss of $3 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$476	$7
Foreign exchange contracts	Other current assets	31	1	Other current liabilities	33	1
Total derivatives designated as hedging instruments			$1			$8
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$187	$1	Other current liabilities	$232	$—
Total derivatives not designated as hedging instruments			1			—
Total derivatives			$2			$8

	Fair Values of Derivative Instruments
	December 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$518	$10
Foreign exchange contracts	Other current assets	103	1	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$158	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

(1) As of September 30, 2014, approximately $4 million was recorded in other current liabilities and $3 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2013, approximately $3 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2014	For the three months ended September 30, 2013	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2014	For the three months ended September 30, 2013	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Interest rate swap	$1	$(2)	Interest expense	$(1)	$(2)	Interest expense	$—	$—
Foreign exchange contracts	$—	$(1)	Cost of products	$—	$1	Other (expense) income, net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Interest rate swap	$(1)	$1	Interest expense	$(4)	$(5)	Interest expense	$—	$—
Foreign exchange contracts	$—	$2	Cost of products	$—	$1	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Foreign exchange contracts	Other (expense) income, net	$1	$(2)	$(5)	$(9)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2014, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are set forth as follows:

		Fair Value Measurements at September 30, 2014 Using
In millions	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$54	$54	$—	$—
Available for sale securities (2)	8	8	—	—
Foreign exchange contracts (3)	2	—	2	—
Total	$64	$62	$2	$—
Liabilities:
Interest rate swap (4)	$7	$—	$7	$—
Foreign exchange contracts (4)	1	—	1	—
Total	$8	$—	$8	$—

		Fair Value Measurements at December 31, 2013 Using
In millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$9	$9	$—	$—
Available for sale securities (2)	8	8	—	—
Foreign exchange contracts (3)	2	—	2	—
Total	$19	$17	$2	$—
Liabilities:
Interest rate swap (4)	$10	$—	$10	$—
Foreign exchange contracts (4)	1	—	1	—
Total	$11	$—	$11	$—

_____________
(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)    Included in Other assets in the Condensed Consolidated Balance Sheet.
(3)    Included in Other current assets in the Condensed Consolidated Balance Sheet.
(4)    Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During 2014, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three and nine months ended September 30, 2014, we recorded an other-than-temporary impairment charge of $3 million in Other (expense), net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of September 30, 2014, there was no remaining carrying value of the investment. See Note 2, "Restructuring Plan," for additional information.

No impairment charges or material non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2013.

14. SEGMENT INFORMATION
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Revenue by segment
Financial Services (1)	$899	$767	$2,593	$2,263
Retail Solutions	489	494	1,482	1,498
Hospitality	168	161	487	450
Emerging Industries	91	86	261	242
Consolidated revenue	1,647	1,508	4,823	4,453
Operating income by segment
Financial Services (1)	144	93	384	245
Retail Solutions	24	50	108	140
Hospitality	27	26	62	74
Emerging Industries	9	16	15	37
Subtotal - segment operating income	204	185	569	496
Pension expense	1	5	2	21
Other adjustments(2)	162	35	249	106
Income from operations	$41	$145	$318	$369

(1)
For the three months ended September 30, 2014 and from the acquisition date of January 10, 2014 through September 30, 2014, Digital Insight contributed $93 million and $256 million, respectively, in revenue and $27 million and $77 million, respectively, in segment operating income to the Financial Services segment.

(2)	The following table presents the other adjustments for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Restructuring plan	$127	$—	$127	$—
Acquisition-related amortization of intangible assets	29	17	89	48
Acquisition-related costs	5	14	25	44
Acquisition-related purchase price adjustments	1	3	6	12
OFAC and FCPA investigations	—	1	2	2
Total other adjustments	$162	$35	$249	$106

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Product revenue	$721	$701	$2,077	$2,111
Professional services, installation services and SaaS revenue	436	324	1,250	900
Total solution revenue	1,157	1,025	3,327	3,011
Support services revenue	490	483	1,496	1,442
Total revenue	$1,647	$1,508	$4,823	$4,453

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(45)	16	1	2	(26)
Amounts reclassified from AOCI	—	(13)	3	—	(10)
Net current period other comprehensive (loss) income	(45)	3	4	2	(36)
Balance at September 30, 2013	$(51)	$(19)	$(6)	$3	$(73)

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) income before reclassifications	(15)	—	(1)	—	(16)
Amounts reclassified from AOCI	—	(9)	3	—	(6)
Net current period other comprehensive (loss) income	(15)	(9)	2	—	(22)
Balance at September 30, 2014	$(67)	$7	$(3)	$3	$(60)

Reclassifications Out of AOCI

	For the three months ended September 30, 2014
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$—	$(4)	$1	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended September 30, 2013
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	—	(1)	(1)	(2)
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	2	(2)	—	—
Research and development expenses	1	(1)	—	—
Interest expense	—	—	2	2
Total before tax	$3	$(5)	$1	$(1)
Tax expense				1
Total reclassifications, net of tax				$—

	For the nine months ended September 30, 2014
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(8)	—	(7)
Selling, general and administrative expenses	—	(5)	—	(5)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	4	4
Total before tax	$1	$(15)	$4	$(10)
Tax expense				4
Total reclassifications, net of tax				$(6)

	For the nine months ended September 30, 2013
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	—	(2)	(1)	(3)
Cost of services	3	(13)	—	(10)
Selling, general and administrative expenses	2	(8)	—	(6)
Research and development expenses	1	(4)	—	(3)
Interest expense	—	—	5	5
Total before tax	$6	$(27)	$4	$(17)
Tax expense				7
Total reclassifications, net of tax				$(10)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. Refer to Note 6, "Debt Obligations," for additional information.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$269	$27	$614	$(189)	$721
Service revenue	304	7	615	—	926
Total revenue	573	34	1,229	(189)	1,647
Cost of products	211	15	510	(189)	547
Cost of services	224	3	469	—	696
Selling, general and administrative expenses	84	1	147	—	232
Research and development expenses	29	—	30	—	59
Restructuring-related charges	26	1	45	—	72
Total operating expenses	574	20	1,201	(189)	1,606
Income (loss) from operations	(1)	14	28	—	41
Interest expense	(46)	(1)	(18)	19	(46)
Other (expense) income, net	5	—	—	(19)	(14)
Income (loss) from continuing operations before income taxes	(42)	13	10	—	(19)
Income tax expense (benefit)	(116)	16	81	—	(19)
Income (loss) from continuing operations before earnings in subsidiaries	74	(3)	(71)	—	—
Equity in earnings of consolidated subsidiaries	(74)	(13)	—	87	—
Income (loss) from continuing operations	—	(16)	(71)	87	—
Income (loss) from discontinued operations, net of tax	15	—	—	—	15
Net income (loss)	$15	$(16)	$(71)	$87	$15
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$15	$(16)	$(71)	$87	$15
Total comprehensive income (loss)	(31)	(65)	(118)	181	(33)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to NCR common stockholders	$(31)	$(65)	$(116)	$181	$(31)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$271	$21	$482	$(73)	$701
Service revenue	317	6	484	—	807
Total revenue	588	27	966	(73)	1,508
Cost of products	204	5	388	(73)	524
Cost of services	217	3	349	—	569
Selling, general and administrative expenses	115	1	101	—	217
Research and development expenses	28	—	25	—	53
Total operating expenses	564	9	863	(73)	1,363
Income (loss) from operations	24	18	103	—	145
Interest expense	(24)	—	—	1	(23)
Other (expense) income, net	(9)	(3)	10	(1)	(3)
Income (loss) from continuing operations before income taxes	(9)	15	113	—	119
Income tax expense (benefit)	(3)	6	16	—	19
Income (loss) from continuing operations before earnings in subsidiaries	(6)	9	97	—	100
Equity in earnings of consolidated subsidiaries	104	93	—	(197)	—
Income (loss) from continuing operations	98	102	97	(197)	100
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$98	$102	$97	$(197)	$100
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$98	$102	$95	$(197)	$98
Total comprehensive income (loss)	87	22	93	(114)	88
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$87	$22	$92	$(114)	$87

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$754	$76	$1,530	$(283)	$2,077
Service revenue	933	21	1,792	—	2,746
Total revenue	1,687	97	3,322	(283)	4,823
Cost of products	594	32	1,211	(283)	1,554
Cost of services	695	9	1,265	—	1,969
Selling, general and administrative expenses	342	1	381	—	724
Research and development expenses	80	—	106	—	186
Restructuring-related charges	26	1	45	—	72
Total operating expenses	1,737	43	3,008	(283)	4,505
Income (loss) from operations	(50)	54	314	—	318
Interest expense	(133)	(1)	(55)	54	(135)
Other (expense) income, net	29	(3)	4	(54)	(24)
Income (loss) from continuing operations before income taxes	(154)	50	263	—	159
Income tax expense (benefit)	(156)	36	134	—	14
Income (loss) from continuing operations before earnings in subsidiaries	2	14	129	—	145
Equity in earnings of consolidated subsidiaries	141	171	—	(312)	—
Income (loss) from continuing operations	143	185	129	(312)	145
Income (loss) from discontinued operations, net of tax	15	—	—	—	15
Net income (loss)	$158	$185	$129	$(312)	$160
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$158	$185	$127	$(312)	$158
Total comprehensive income (loss)	136	150	103	(253)	136
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$136	$150	$103	$(253)	$136

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$822	$58	$1,421	$(190)	$2,111
Service revenue	917	18	1,407	—	2,342
Total revenue	1,739	76	2,828	(190)	4,453
Cost of products	621	11	1,135	(190)	1,577
Cost of services	648	8	1,010	—	1,666
Selling, general and administrative expenses	375	3	300	—	678
Research and development expenses	61	—	102	—	163
Total operating expenses	1,705	22	2,547	(190)	4,084
Income (loss) from operations	34	54	281	—	369
Interest expense	(71)	(1)	(2)	4	(70)
Other (expense) income, net	(19)	(3)	22	(4)	(4)
Income (loss) from continuing operations before income taxes	(56)	50	301	—	295
Income tax expense (benefit)	(25)	12	57	—	44
Income (loss) from continuing operations before earnings in subsidiaries	(31)	38	244	—	251
Equity in earnings of consolidated subsidiaries	277	214	—	(491)	—
Income (loss) from continuing operations	246	252	244	(491)	251
Income (loss) from discontinued operations, net of tax	(1)	—	—	—	(1)
Net income (loss)	$245	$252	$244	$(491)	$250
Net income (loss) attributable to noncontrolling interests	—	—	5	—	5
Net income (loss) attributable to NCR	$245	$252	$239	$(491)	$245
Total comprehensive income (loss)	209	212	175	(386)	210
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$209	$212	$174	$(386)	$209

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	20	8	396	—	424
Accounts receivable, net	427	26	1,001	—	1,454
Inventories	270	5	502	—	777
Due from affiliates	1,379	999	306	(2,684)	—
Other current assets	361	27	247	(78)	557
Total current assets	2,457	1,065	2,452	(2,762)	3,212
Property, plant and equipment, net	160	1	237	—	398
Goodwill	872	—	1,901	—	2,773
Intangibles, net	206	—	756	—	962
Prepaid pension cost	—	—	506	—	506
Deferred income taxes	303	72	46	(176)	245
Investments in subsidiaries	3,460	2,059	—	(5,519)	—
Due from affiliates	27	20	44	(91)	—
Other assets	353	46	115	—	514
Total assets	$7,838	$3,263	$6,057	$(8,548)	$8,610

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	77	—	8	—	85
Accounts payable	242	1	462	—	705
Payroll and benefits liabilities	84	—	119	—	203
Deferred service revenue and customer deposits	162	20	347	—	529
Due to affiliates	1,173	126	1,385	(2,684)	—
Other current liabilities	197	6	361	(78)	486
Total current liabilities	1,935	153	2,682	(2,762)	2,008
Long-term debt	3,641	—	19	—	3,660
Pension and indemnity plan liabilities	243	—	270	—	513
Postretirement and postemployment benefits liabilities	24	—	148	—	172
Income tax accruals	3	10	176	—	189
Environmental liabilities	48	—	—	—	48
Due to affiliates	17	44	30	(91)	—
Other liabilities	9	—	243	(176)	76
Total liabilities	5,920	207	3,568	(3,029)	6,666
Redeemable noncontrolling interest	—	—	12	—	12
Stockholders’ equity
Total NCR stockholders’ equity	1,918	3,056	2,463	(5,519)	1,918
Noncontrolling interests in subsidiaries	—	—	14	—	14
Total stockholders’ equity	1,918	3,056	2,477	(5,519)	1,932
Total liabilities and stockholders’ equity	$7,838	$3,263	$6,057	$(8,548)	$8,610

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$146	$(90)	$208	$(29)	$235
Investing activities
Expenditures for property, plant and equipment	(40)	—	(48)	—	(88)
Additions to capitalized software	(62)	—	(47)	—	(109)
Business acquisitions, net of cash acquired	(1,647)	—	—	—	(1,647)
Proceeds from (payments of) intercompany notes	40	87	—	(127)	—
Investments in equity affiliates	(2)	—	—	2	—
Changes in restricted cash	1,114	—	—	—	1,114
Other investing activities, net	(3)	—	7	—	4
Net cash provided by (used in) investing activities	(600)	87	(88)	(125)	(726)
Financing activities
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Short term borrowings, net	—	—	2	—	2
Proceeds from employee stock plans	10	—	—	—	10
Equity contribution	—	—	2	(2)	—
Payments on term credit facility	(20)	—	—	—	(20)
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(528)	—	—	—	(528)
Borrowings on revolving credit facility	690	—	—	—	690
Debt issuance cost	(3)	—	—	—	(3)
Borrowings (repayments) of intercompany notes	—	—	(127)	127	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Other financing activities	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	371	—	(155)	154	370
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	28	—	—	—	28
Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)
Increase (decrease) in cash and cash equivalents	(55)	(3)	(46)	—	(104)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$20	$8	$396	$—	$424

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(78)	$18	$105	$(29)	$16
Investing activities
Expenditures for property, plant and equipment	(26)	—	(54)	—	(80)
Proceeds from sales of property, plant and equipment	2	—	8	—	10
Additions to capitalized software	(53)	—	(22)	—	(75)
Business acquisitions, net of cash acquired	(24)	—	(672)	—	(696)
Proceeds from (payments of) intercompany notes	(302)	—	—	302	—
Investments in equity affiliates	(277)	—	—	277	—
Other investing activities, net	5	—	—	—	5
Net cash provided by (used in) investing activities	(675)	—	(740)	579	(836)
Financing activities
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Proceeds from employee stock plans	52	—	—	—	52
Equity contribution	—	—	277	(277)	—
Short term borrowings, net	—	—	(1)	—	(1)
Payments on term credit facility	(35)	—	—	—	(35)
Borrowings on term credit facility	300	—	—	—	300
Payments on revolving credit facility	(845)	—	—	—	(845)
Borrowings on revolving credit facility	845	—	—	—	845
Debt issuance costs	(12)	—	—	—	(12)
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Borrowings (repayments) of intercompany notes	—	—	302	(302)	—
Net cash provided by (used in) financing activities	277	—	549	(550)	276
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(51)	—	—	—	(51)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(12)	—	(14)
Increase (decrease) in cash and cash equivalents	(527)	16	(98)	—	(609)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$44	$22	$394	$—	$460

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2014, each of which is discussed more fully in later sections of this MD&A:

•	Results were negatively impacted by cautious spending and solution roll out delays by retail customers, difficult global macroeconomic conditions and foreign currency headwinds;

•	Revenue increased approximately 9% from the prior year period;

•
We continued to experience growth in software-related revenue (which we measure by combining software license and maintenance revenue, software as a service (SaaS) revenue and professional services revenue associated with software delivery); and

•	We announced a restructuring plan to strategically allocate resources and position the Company to focus on highest growth, highest margin opportunities.

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

Our strategy, which we continued to pursue in the third quarter of 2014, is summarized in more detail below:

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

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our lines of business, and the movement of our software development and professional services resources directly into our various lines of business. We also have placed responsibility for hardware engineering in our Services, Hardware Solutions and Enterprise Quality organization, which is responsible for designing and servicing our hardware products. Innovation is also driven through investments in training and developing our employees by taking advantage of our world-class training centers. We expect that these steps and investments will accelerate the delivery of innovative solutions focused on the needs of our customers and changes in consumer behavior.

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

In connection with executing this strategy, in July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on our highest growth, highest margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

NCR incurred a pre-tax charge of $130 million in the three and nine months ended September 30, 2014 related to the restructuring plan and expects to incur a total pre-tax charge in the range of approximately $150 million to $200 million that will be included in income from continuing operations, with approximately $150 million recorded in 2014 and the remainder recorded in 2015. The estimate includes both severance and asset related charges. The cash impact of the restructuring plan is expected to be approximately $50 million in 2014 and $50 million in 2015. Annualized savings are expected to reach approximately $90 million by 2016.
We expect to continue with these initiatives, including the restructuring plan, for the remainder of 2014 and beyond, as we refine our business model and position the Company for growth and profitability. Potentially significant risks to the execution of our initiatives include continued retail market challenges, the global economic environment and its effect on capital spending by our customers, foreign currency risks, competition that can drive further price erosion and potential loss of market share, geopolitical instability in some of the countries in which we operate, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$1,647	$1,508	$4,823	$4,453
Gross margin	$404	$415	$1,300	$1,210
Gross margin as a percentage of revenue	24.5%	27.5%	27.0%	27.2%
Operating expenses
Selling, general and administrative expenses	$232	$217	$724	$678
Research and development expenses	59	53	186	163
Restructuring-related charges	72	—	72	—
Income from operations	$41	$145	$318	$369

The following table shows our revenues and gross margins from products and services for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Product revenue	$721	$701	$2,077	$2,111
Cost of products	547	524	1,554	1,577
Product gross margin	$174	$177	$523	$534
Product gross margin as a percentage of revenue	24.1%	25.2%	25.2%	25.3%
Services revenue	$926	$807	$2,746	$2,342
Cost of services	696	569	1,969	1,666
Services gross margin	$230	$238	$777	$676
Services gross margin as a percentage of revenue	24.8%	29.5%	28.3%	28.9%

The following table shows our revenues by theater for the three months ended September 30:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$849	52%	$752	50%	13%	14%
Europe	399	24%	365	24%	9%	9%
Asia Middle East Africa (AMEA)	399	24%	391	26%	2%	3%
Consolidated revenue	$1,647	100%	$1,508	100%	9%	10%

The following table shows our revenues by theater for the nine months ended September 30:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,463	51%	$2,248	50%	10%	11%
Europe	1,172	24%	1,055	24%	11%	10%
Asia Middle East Africa (AMEA)	1,188	25%	1,150	26%	3%	6%
Consolidated revenue	$4,823	100%	$4,453	100%	8%	9%

Revenue

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, revenue increased 9% due primarily to improvements in our financial services line of business offset by declines in our retail solutions line of business. Digital Insight generated $93 million of revenue in the three months ended September 30, 2014. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%. Our product revenue increased 3% and our services revenue increased 15% year-over-year. The increase in our product revenue was due to growth in the financial services line of business in all theaters and growth in the retail solutions line of business in the Europe theater partially offset by declines in the retail solutions line of business in the Americas theater and declines in the emerging industries line of business in the AMEA theater. The increase in our services revenue was attributable to increases in all our services offerings, which include professional and installation services, maintenance services and software as a service (SaaS). Services revenue increased in the financial services and emerging industries lines of business in all theaters, increased in the hospitality line of business in the Americas theater and increased in the retail solutions line of business in the Europe theater, and decreased in the retail solutions line of business in the Americas theater.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, revenue increased 8% due to improvement in our financial services, hospitality and emerging industries lines of business, offset by declines in our retail solutions line of business. Digital Insight generated $256 million of revenue from the date of acquisition, January 10, 2014, through September 30, 2014. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%. Our product revenue decreased 2% and our services revenue increased 17% year-over-year. The decrease in our product revenue was due to declines in the financial services and retail solutions lines of business in the Americas theater and declines in the retail solutions and emerging industries lines of business in the AMEA theater, partially offset by growth in the financial services, retail solutions and hospitality lines of business in the Europe theater, and growth in the financial services and hospitality lines of business in the AMEA theater. The increase in our services revenue was attributable to increases in all our services offerings, which include professional and installation services, maintenance services and software as a service (SaaS). Services revenue increased in the financial services, hospitality and emerging industries lines of business in all theaters and increased in the retail solutions line of business in the Europe and AMEA theaters.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2014 was 24.5% compared to 27.5% in the three months ended September 30, 2013. Product gross margin in the three months ended September 30, 2014 was 24.1% compared to 25.2% in the three months ended September 30, 2013. Product gross margin in the three months ended September 30, 2014 was negatively impacted by a $9 million charge for the write-down of inventory related to the restructuring plan. Excluding this item, product gross margin remained relatively consistent. Services gross margin in the three months ended September 30, 2014 was 24.8% compared to 29.5% in the three months ended September 30, 2013. Services gross margin in the three months ended September 30, 2014 was negatively impacted by $6 million in higher acquisition-related amortization of intangibles and a $46 million charge for the write-down of inventory related to the restructuring plan and positively impacted by $2 million in lower pension expense. Excluding these items, services gross margin increased due to a favorable mix of revenues, including an increase in SaaS revenues.

Gross margin as a percentage of revenue in the nine months ended September 30, 2014 was 27.0% compared to 27.2% in the nine months ended September 30, 2013. Product gross margin in the nine months ended September 30, 2014 was 25.2% compared to 25.3% in the nine months ended September 30, 2013. Product gross margin in the nine months ended September 30, 2014 was negatively impacted by $2 million in higher acquisition-related amortization of intangibles and a $9 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, product gross margin increased primarily due to a favorable sales mix. Services gross margin in the nine months ended September 30, 2014 was 28.3% compared to 28.9% in the nine months ended September 30, 2013. Services gross margin in the nine months ended September 30, 2014 was negatively impacted by $18 million in higher acquisition-related amortization of intangibles and a $46 million charge for the write-down of inventory related to the restructuring plan, and positively impacted by $12 million in lower pension expense. Excluding these items, services gross margin increased due to a favorable mix of revenues, including an increase in SaaS revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $232 million, or 14.1% as a percentage of revenue, in the three months ended September 30, 2014 as compared to $217 million, or 14.4% as a percentage of revenue, in the three months ended September 30, 2013. Selling, general and administrative expenses in the three months ended September 30, 2014 included $5 million of acquisition-related costs and $14 million of acquisition-related amortization of intangibles. Selling, general, and administrative expenses in the three months ended September 30, 2013 included $14 million of acquisition-related costs, $7 million of acquisition-related amortization of intangibles, $1 million of OFAC and FCPA related legal costs, and $1 million of pension costs. Excluding these items, selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Selling, general and administrative expenses were $724 million, or 15.0% as a percentage of revenue, in the nine months ended September 30, 2014 as compared to $678 million, or 15.2% as a percentage of revenue, in the nine months ended September 30, 2013. Selling, general and administrative expenses in the nine months ended September 30, 2014 included $25 million of acquisition-related costs, $42 million of acquisition-related amortization of intangibles, $2 million of OFAC and FCPA related legal costs, and $1 million of pension costs. Selling, general and administrative expenses in the nine months ended September 30, 2013 included $44 million of acquisition-related costs, $21 million of acquisition-related amortization of intangibles, $2 million of OFAC and FCPA related legal costs, and $6 million of pension costs. Excluding these items, selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $59 million, or 3.6% as a percentage of revenue, in the three months ended September 30, 2014 as compared to $53 million, or 3.5% as a percentage of revenue, in the three months ended September 30, 2013. Research and development expenses were $186 million, or 3.9% as a percentage of revenue, in the nine months ended September 30, 2014 as compared to $163 million, or 3.7% as a percentage of revenue, in the nine months ended September 30, 2013. The increase in both periods is in line with management expectations as we continue to invest in broadening our solutions.

Restructuring-Related Charges

In the three and nine months ended September 30, 2014, the Company recorded restructuring-related charges of $72 million related to the restructuring program announced in July 2014. The charges consist of severance and other employee related costs of approximately $65 million, other exit costs of approximately $2 million and asset-related charges of approximately $5 million.

Interest and Other Expense Items

Interest expense was $46 million in the three months ended September 30, 2014 compared to $23 million in the three months ended September 30, 2013. Interest expense increased in the three months ended September 30, 2014 primarily as a result of interest payable on the Company's senior unsecured notes and incremental borrowings under the Senior Secured Credit Facility. Other expense, net was $14 million in the three months ended September 30, 2014 and $3 million in the three months ended September 30, 2013. Other expense, net in the three months ended September 30, 2014 primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees and an impairment charge of an investment related to the restructuring plan. Other expense, net in the three months ended September 30, 2013 primarily included losses from foreign exchange contracts not designated as hedging instruments and foreign currency fluctuations.

Interest expense was $135 million in the nine months ended September 30, 2014 compared to $70 million in the nine months ended September 30, 2013 primarily as a result of interest payable on the Company's senior unsecured notes and incremental borrowings under the Senior Secured Credit Facility. Other expense, net was $24 million in the nine months ended September 30, 2014 compared to other expense, net of $4 million in the nine months ended September 30, 2013. Other expense, net in the nine months ended September 30, 2014 primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees and an impairment charge of an investment related to the restructuring plan. Other expense, net in the nine months ended September 30, 2013 primarily included losses from foreign exchange contracts not designated as hedging instruments and foreign currency fluctuations partially offset by a gain on the sale of an investment.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax represented a benefit of $19 million for the three months ended September 30, 2014 compared to expense of $19 million for the three months ended September 30, 2013. The decrease in income tax expense was primarily driven by the decrease in earnings and a $13 million benefit from IRS settlements in the three months ended September 30, 2014, partially offset by an unfavorable mix in earnings in continuing operations. The three months ended September 30, 2014 and 2013 include a $9 million and $10 million income tax benefit, respectively, for valuation allowance releases.

Income tax expense was $14 million for the nine months ended September 30, 2014 compared to $44 million for the nine months ended September 30, 2013. The decrease in income tax expense was primarily driven by the decrease in earnings and a $13 million benefit from IRS settlements in the nine months ended September 30, 2014, partially offset by an unfavorable mix in earnings in continuing operations and a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act in the nine months ended September 30, 2013. The nine months ended September 30, 2014 and 2013 include a $9 million and a $10 million income tax benefit, respectively, for valuation allowance releases.

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

Each of these segments derives its revenues by selling products and services in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense and other significant, non-recurring items on segment operating income have been excluded from the operating income for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$899	$767	$2,593	$2,263
Operating income	$144	$93	$384	$245
Operating income as a percentage of revenue	16.0%	12.1%	14.8%	10.8%

We completed the acquisition of Digital Insight on January 10, 2014. As a result, the revenue and operating income results for the Financial Services segment include the impact of Digital Insight from January 10, 2014. Digital Insight generated $93 million and $256 million of revenue and $27 million and $77 million of operating income in the three and nine months ended September 30, 2014, respectively.

Financial Services revenue increased 17% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was driven by growth in product sales and services revenue in all theaters. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 1%.

Financial Services revenue increased 15% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven by growth in product sales and services revenue in the Europe and AMEA theaters and growth in services revenue in the Americas theater, which includes the impact of the Digital Insight business, partially offset by declines in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 2%.

Operating income increased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The increase in both periods in operating income was driven by a higher mix of software revenue and the contribution of the Digital Insight business as noted above.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$489	$494	$1,482	$1,498
Operating income	$24	$50	$108	$140
Operating income as a percentage of revenue	4.9%	10.1%	7.3%	9.3%

Retail Solutions revenue decreased 1% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was driven by declines in product sales and services revenue in the Americas theater, partially offset by growth in product sales and services revenue in the Europe theater. Foreign currency fluctuations did not impact the revenue comparison.

Retail Solutions revenue decreased 1% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was driven by declines in product sales in the Americas and AMEA theaters, partially offset by growth in product sales in the Europe theater and growth in services revenue in the Europe and AMEA theaters. Foreign currency fluctuations did not impact the revenue comparison.

Operating income decreased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The decrease in both periods in operating income was primarily due to challenges in the North America market and decreased software license revenues.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$168	$161	$487	$450
Operating income	$27	$26	$62	$74
Operating income as a percentage of revenue	16.1%	16.1%	12.7%	16.4%

Hospitality revenue increased 4% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was driven by higher services revenue in the Americas theater. Foreign currency fluctuations did not impact the revenue comparison.

Hospitality revenue increased 8% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven by higher product sales in the Europe and AMEA theaters and services revenue in all theaters. Foreign currency fluctuations did not impact the revenue comparison.

Operating income increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the increase in revenues. Operating income decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 driven by an unfavorable mix of revenue, which included a large software transaction in the nine months ended September 30, 2013.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2014	2013	2014	2013
Revenue	$91	$86	$261	$242
Operating income	$9	$16	$15	$37
Operating income as a percentage of revenue	9.9%	18.6%	5.7%	15.3%

The Emerging Industries segment revenue increased 6% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and increased 8% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in both periods was driven by higher services revenue in all theaters, partially offset by declines in product sales in the AMEA theater. Foreign currency fluctuations did not impact the revenue comparison in either period.

Operating income decreased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Operating income in both periods was negatively impacted by onboarding costs associated with managed services contracts and continued investment in the small business industry.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $235 million in the nine months ended September 30, 2014 and cash provided by operating activities was $16 million in the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily driven by improvements in working capital and reduced pension contributions in the nine months ended September 30, 2014.

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

	Nine months ended September 30
In millions	2014	2013
Net cash provided by operating activities	$235	$16
Less: Expenditures for property, plant and equipment	(88)	(80)
Less: Additions to capitalized software	(109)	(75)
Net cash provided by (used in) discontinued operations	28	(51)
Pension discretionary contributions and settlements	18	80
Free cash flow (used) (non-GAAP)	$84	$(110)

The increase in expenditures for property, plant and equipment and capitalized software was due to continued investment in the business. The change in cash flows from discontinued operations was due to a recovery of $93 million related to the Fox River environmental matter offset by Fox River transaction and remediation costs.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the nine months ended September 30, 2014, we completed the acquisition of Digital Insight for $1.65 billion, net of cash acquired. During the nine months ended September 30, 2013, we completed multiple acquisitions that totaled $696 million, net of cash acquired, including the acquisition of Retalix Ltd. for $664 million, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2014 and 2013, proceeds from employee stock plans were $10 million and $52 million, respectively. During each of the nine months ended September 30, 2014 and 2013, we paid $28 million of tax withholding payments on behalf of employees for stock based awards that vested.

On December 4, 2013, we amended our senior secured credit facility with and among the lenders party thereto and JPMorgan Chase Bank, N.A. (JPMCB), as the administrative agent. On December 4, 2013, under and in connection with the senior secured credit facility, we also entered into an incremental facility agreement with and among the lenders party thereto and JPMCB, as administrative agent. This incremental facility agreement created an additional $250 million of term loan commitments under the senior secured credit facility, which, along with incremental borrowings under the revolving credit facility, were drawn on January 10, 2014 in connection with the completion of the acquisition of Digital Insight. As of September 30, 2014, the senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2014, there were no outstanding letters of credit. As of September 30, 2014, the outstanding principal balance of the term loan facility was $1.35 billion and the outstanding balance on the revolving facility was $162 million.

As of September 30, 2014 and December 31, 2013, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021. The aggregate principal amount from the 6.375% and 5.875% senior unsecured note offerings was initially deposited into a segregated escrow account, and was held in that escrow account to be used solely for the acquisition of Digital Insight, which was completed on January 10, 2014. See Note 6, "Debt Obligations," of the Notes to the Condensed Consolidated Financial Statements for additional information on our senior secured credit facility and senior unsecured notes and Note 4, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements for additional information on the acquisition of Digital Insight.

In 2014, we expect to make contributions of $18 million to the executive pension plan, $80 million to the international pension plans, $50 million to the postemployment plan and $4 million to the postretirement plan. Included in these contributions, in connection with the previously announced third phase of our pension strategy, we expect to make discretionary pension contributions and settlements of approximately $48 million during 2014. We may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled. Additionally, the planned contributions to the postemployment plan include the incremental contributions we expect to make associated with the restructuring plan announced in the third quarter of 2014. For additional information, refer to Note 2, "Restructuring Plan," and Note 9, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

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

Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2014 and December 31, 2013 were $404 million and $461 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of September 30, 2014, our cash and cash equivalents totaled $424 million and our total debt was $3.75 billion. Our borrowing capacity under the revolving credit facility was approximately $688 million at September 30, 2014. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2013 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

On January 10, 2014, in connection with the completion of the acquisition of Digital Insight, $250 million in incremental term loans were drawn under the Company's December 2013 incremental facility along with incremental borrowings under the revolving portion of the Company's senior secured credit facility. These borrowings have significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. The following table outlines our future debt obligations and future interest on debt obligations as of September 30, 2014 with projected cash payments in the years shown:

In millions	Total Amounts	October 1, 2014 through December 31, 2014	2015 - 2016	2017 - 2018	2019 & Thereafter
Debt obligations	$3,745	$22	$216	$1,299	$2,208
Interest on debt obligations	1,127	48	315	282	482
	$4,872	$70	$531	$1,581	$2,690

For purposes of this table, we used interest rates as of September 30, 2014 to estimate the future interest on debt obligations and have assumed no voluntary prepayments of existing debt. See Note 6, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for additional information related to our debt obligations and the related interest rate terms. For purposes of this table, we have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 12, "Derivatives and Hedging Instruments" of the Notes to Condensed Consolidated Financial Statements for additional information related to our interest rate swap.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 10, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from July 1, 2014 through September 30, 2014, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. The bank account generated no interest during the period covered by this report. We note that the last known account balance as of September 30, 2014 was approximately $4,672. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, and February 28, 2014, the Company has been winding down its past operations in Syria, and an application to continue these wind down activities is currently pending. In connection with these efforts, the Company has also received a license from OFAC to close the CBS account and terminate any guarantees; an application to renew that license is also pending. Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2013 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2014. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions in the retail industry; the impact of our indebtedness and its terms on our financial and operating activities; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; defects or errors in our products; manufacturing disruptions; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; the success of our recently announced restructuring plan; tax rates; compliance with data privacy and protection requirements; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Information About NCR

NCR encourages investors to visit its web site (http://www.ncr.com) which is updated regularly with financial and other important information about NCR. The contents of the Company’s web site are not incorporated into this quarterly report or the Company’s other filings with the U.S. Securities and Exchange Commission.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $14 million as of September 30, 2014 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the third quarter of 2014 compared to the third quarter of 2013 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on third quarter 2014 revenue versus third quarter 2013 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 32% of our borrowings under the credit facility were effectively on a fixed rate basis as of September 30, 2014. As of September 30, 2014, the net fair value of the interest rate swap was a liability of $7 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $8 million as of September 30, 2014. The increase in pre-tax interest expense for the nine months ended September 30, 2014 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $9 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2014, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2014, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2014, approximately $179 million and $130 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively. The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes.

During the three months ended September 30, 2014, the Company did not repurchase any shares of its common stock under the authorized share repurchase programs. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended September 30, 2014, 113,011 shares were purchased at an average price of $33.94 per share.

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

NCR CORPORATION

Date:	November 3, 2014	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer