Form 10-K
period 2014-12-31
NCR CORP
filed 2015-02-27
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $5.9 billion. As of February 10, 2015, there were approximately 168.7 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2014 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to our plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statement are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those listed in Item 1A "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General
NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology solutions and services that help businesses connect, interact and transact with their customers.

Businesses
NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale devices (POS) and POS software, and self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We complement these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

Industries Served
NCR provides specific solutions for customers of varying sizes in a range of industries such as financial services, retail, hospitality, travel and telecommunications and technology. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

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

Significant Transactions
On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation, for which it paid an aggregate purchase price of $1,648 million. The purchase price was paid from the net proceeds of the December 2013 offer and sale of NCR's 5.875% and 6.375% senior unsecured notes, and borrowings under NCR's senior secured credit facility. As a result of the acquisition, Digital Insight became a wholly owned subsidiary of NCR.

Operating Segments
We categorize our operations into four reportable segments: Financial Services, Retail Solutions, Hospitality, and Emerging Industries.

The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 13, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Products and Services

We sell products and services that help businesses connect, interact and transact with their customers. Our product and service offerings fall into the following categories:

ATMs and Other Financial Products
We provide financial institutions, retailers and independent deployers with financial-oriented self-service technologies, such as ATMs, cash dispensers, software solutions, including the APTRA™ self-service ATM software application suite (providing ATM management systems), cash management and video banking software and customer-facing digital banking services, as well as professional services related to ATM security, software and bank branch optimization. ATM and other financial product solutions are designed to quickly and reliably process consumer transactions and incorporate advanced features such as automated check cashing and deposit, automated cash deposit, web-enablement and bill payment (including mobile bill payment). These solutions help enable businesses to reduce costs and generate new revenue streams while enhancing customer loyalty.

Point of Sale
We provide retail and hospitality oriented technologies such as point of sale terminals and point of sale software, bar-code scanners and other retail-oriented software and services to retailers, restaurants, food service companies and entertainment and sports venues worldwide. Combining our retail and hospitality industry expertise, software and hardware technologies, and professional services, our solutions are designed to enable cost reductions and improve operational efficiency while increasing customer satisfaction.

Self-Service Kiosks
We provide self-service kiosks and related operating software to the retail, hospitality and travel industries. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding (locating products or navigating through large, complex buildings and campuses), digital signage, bill payment and gift registries. We provide self-check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check-in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. Our kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs.

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

Consumables
We develop, produce and market a complete line of printer consumables for various print technologies. These products include two-sided thermal paper (2ST®), paper rolls for receipts in ATMs and POS solutions, inkjet and laser printer supplies, thermal transfer and ink ribbons, labels, laser documents, business forms and specialty media items such as photo and presentation papers. Consumables are designed to optimize operations and improve transaction accuracy, while reducing overall costs.

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

We also offer a range of software and services such as cloud (or software-as-a-service) solutions, hosted services, and online, mobile and transactional services and applications such as bill pay. In addition, we are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors and servicing third-party computer hardware from select manufacturers who value and leverage our global service capability.

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

We provide self-service kiosk and POS solutions to the retail, hospitality and travel industries. Retail customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores, petroleum outlets and small businesses. Hospitality customers include retailers, restaurants and food service providers, and sports and entertainment venues (including stadiums, arenas and cinemas) and small businesses. Travel customers include airlines, airports, car rental companies, and hotel/lodging operators. Self-service kiosk and POS solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels. We have focused our investments and resources on self-service technologies with expanded offerings to include self-ticketing and mobile check-in for the travel industry.

Our imaging solutions primarily serve the financial services industry worldwide, with the primary focus on banks. We have historically distributed most of our imaging products and services through a direct sales channel, although certain revenues are derived through sales by value-added resellers and distributors.

Our consumables products are sold to the financial services, retail and hospitality industries as well as to customers involved in transportation and manufacturing. These products are also sold through a direct sales force as well as through various channel partners including office product retailers, contract stationers, value-added resellers, original equipment manufacturers and, additionally, through telemarketing and the Internet.

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

We face a variety of competitors in the retail and hospitality industries across all geographies. We believe that key competitive factors can vary by geographic area but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; and knowledge, experience and quality of the vendor’s consulting, deployment and support services. Our competitors vary by market segment, product, service offering and geographic area, and include ToshibaTec, Wincor, Fujitsu, Hewlett-Packard, Dell, Honeywell, Oracle, Verifone and Datalogic, among others.

We face a diverse group of competitors in the travel industry. Competitors in the travel industry include IBM, SITA and IER, among others.

We face competition for services from other technology and service providers, as well as from independent service operators, in all geographies where we operate around the world. The primary services competitors are the companies identified in the descriptions of our other solutions as global technology providers are becoming more focused on services as a core business strategy. We also compete with a range of regional and local independent service operators across our various geographies.

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

Research and Development
We remain focused on designing and developing solutions and services that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $263 million in 2014, $203 million in 2013, and $155 million in 2012. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks
NCR seeks patent protection for its innovations, including improvements associated with its products, services, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,450 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing programs. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

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

At December 31, 2014, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Manaus, Brazil; and Columbus, Georgia, USA. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS/Display terminals, printers, bar code scanners and various other kiosks.

Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Product Backlog

Our backlog was approximately $1,101 million and $1,172 million at December 31, 2014 and 2013, respectively. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be cancelled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenues derived from our growing service-based business as well as the acquired Digital Insight and Retalix businesses and our consumables business, for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenues for any future period.

Employees

On December 31, 2014, NCR had approximately 30,200 employees and contractors.

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

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 27, 2015) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	51	Chairman of the Board, Chief Executive Officer and President
Michael B. Bayer	51	Senior Vice President and President, Retail Solutions Division
Robert P. Fishman	51	Senior Vice President and Chief Financial Officer
Andrew S. Heyman	51	Senior Vice President and President, Financial Services Division
Andrea L. Ledford	49	Senior Vice President, Corporate Services and Chief Human Resources Officer
Frederick ("Rick") Marquardt	56	Executive Vice President, Hardware Solutions, Services & Enterprise Quality

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti, is NCR's Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at International Business Machines Corporation, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Coach, Inc., where he is a member of its Audit, Human Resources, and Governance & Nominating Committees, and United Continental Holdings, Inc. where he is a member of the Audit Committee. Mr. Nuti previously served as a director of Sprint Nextel Corporation. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University. Mr. Nuti became a director of NCR on August 7, 2005.

Michael B. Bayer joined NCR as Senior Vice President and President, Retail Solutions Division in July 2014. Prior to joining NCR, Mr. Bayer has held leadership roles at companies such as Motorola, Symbol Technologies and Cisco Systems, and most recently as President of Global Growth Markets for Avaya, a global provider of business communications, and collaboration systems. Prior to this, Bayer served as Avaya's EMEA President, where he led the region's sales and operations and worked with customers to deliver Unified Communications, IP Telephony and Contact Center solutions across EMEA. Mr. Bayer holds a Master's Degree in electronics and telecommunications from Fachhochschule WiirzburgSchweinfurt in Germany.

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

Andrew S. Heyman joined NCR as part of the Radiant Systems, Inc. (Radiant) acquisition in August 2011, when he assumed the position of Senior Vice President and General Manager, Hospitality. Mr. Heyman served in that role until January 2013, when he became Senior

Vice President and President, Financial Services. Mr. Heyman previously held a variety of key leadership positions at Radiant, including chief operating officer and president of the hospitality division across fifteen years with Radiant. Mr. Heyman served as a senior manager with Accenture (formerly Andersen Consulting) from 1987 to December 1995. Mr. Heyman holds an M.S. degree in computer information systems from Georgia State University and a B.B.A. in finance from the University of Georgia.

Andrea L. Ledford became Senior Vice President, Corporate Services and Chief Human Resources Officer in November 2013. Previously, Ms. Ledford was Senior Vice President, Human Resources. Ms. Ledford also served as Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc. from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc. in EMEA, Asia/Pacific and Latin America.

Frederick ("Rick") Marquardt is NCR’s Executive Vice President, Services, Hardware Solutions and Enterprise Quality, a role he assumed in April 2014. Mr. Marquardt joined NCR in 2006, and has held a variety of roles at the company including Senior Vice President of Integrated Supply Chain from September 2013 to April 2014; Senior Vice President of Global Operations; Vice President of Manufacturing for NCR; and, Vice President of Global Operations for NCR's Financial Industry Business Unit (now the Financial Services division). Prior to joining NCR, Mr. Marquardt worked for Motorola Corporation, where he held several leadership positions in operations and manufacturing.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that NCR files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

Economic Pressures. Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect the financial services, retail and hospitality sectors of the economy in various parts of the world. Economic and credit conditions are influenced by a number of factors, including consumer confidence, unemployment levels, interest rates and the effects of government actions to address sovereign debt issues, improve global credit markets and generally stimulate economic growth. Sovereign debt crises in Europe and elsewhere, slower growth in the emerging markets, and the uneven global economic recovery, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across different geographies and industries.

A negative economic climate could create financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative economic climate by consolidation, such as has occurred in the financial services sector in the recent past and, more recently, in the retail sector, it could reduce our base of potential customers. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness. Our substantial level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2014, we had approximately $3,659 million of total indebtedness outstanding. Additionally, at December 31, 2014, we had approximately $850 million of secured debt available for borrowing under our senior secured credit facility, and approximately $104 million of secured debt available for borrowing under our trade receivables securitization facility. This level of indebtedness could:

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

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to adverse changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our debt obligations, materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations. Our senior secured credit facility and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:

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

In addition, under our trade receivables securitization facility, we are required, among other things, to maintain certain financial tests relating to the three month rolling average ratio of defaults, delinquencies, dilution and days sales outstanding of the receivables pool (as such ratios and tests are described in the agreement governing our trade receivables securitization facility).

If we fail to comply with these covenants and are unable to obtain a waiver or amendment from the applicable lenders, an event of default would result under these agreements and under other agreements containing related cross-default provisions. Upon an event of default under the senior secured credit facility, the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, and require deposit of cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries. Upon an event of default under the indentures, the trustee or holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable. Upon an event of default under our trade receivables securitization facility, the lenders could, among other things, terminate the facility, declare all capital and other obligations to be immediately due and payable, replace us as servicer, take over receivables lock-box accounts and redirect the collections of domestic accounts receivable from those accounts, and exercise available rights against the domestic accounts receivable pledged by NCR Receivables, LLC.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful. Our ability to make timely payments of principal and interest on our debt obligations depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our outstanding indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described herein. The agreements relating to our debt limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit facility or the indentures governing our senior unsecured notes, and the senior secured credit facility and indentures do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indentures). Accordingly, we could incur significant additional debt or similar liabilities in the future, including additional debt under our senior secured credit facility, some of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

Borrowings under our senior secured credit facility and trade receivables securitization facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior secured credit facility and trade receivables securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings under our senior secured credit facility through August 22, 2016, with a notional amount of $462 million as of December 31, 2014 that amortizes to $341 million over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

We may also enter into interest rate swaps in the future in connection with other of our variable rate borrowings. This would expose us to interest rate risk, which could increase our debt service obligations.

We may not be able to raise the funds necessary to finance a required change in control purchase of our senior unsecured notes. Upon the occurrence of a change in control under the applicable indenture governing the applicable senior unsecured notes, holders of those notes may require us to purchase their notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of notes. We cannot assure the holders of the senior unsecured notes that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes tendered by holders for repurchase upon a change in control. Our failure to repurchase the senior unsecured notes of a series when required would result in an event of default with respect to such notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. In addition, a change in control may constitute an event of default under our senior secured credit facility and our trade receivables securitization facility that would permit the lenders to accelerate the maturity of the borrowings thereunder and would require us to make a similar change in control offer to holders of our existing senior unsecured notes.

Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, may not constitute a change in control under the indentures governing our secured notes.

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

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Manufacturing. At December 31, 2014, we manufactured advanced ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Puducherry, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Manaus, Brazil; and Columbus, Georgia, USA. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. If we develop or experience problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base or otherwise, we could experience business interruption that could negatively impact our business and operating results.

Seasonality. Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of product sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months, particularly as our business model shifts to include more software and cloud solutions.

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

Contractual Obligations for Professional Services. Our contracts for professional services consulting work may contemplate that services will be performed over multiple periods, especially in connection with large solution roll-outs. Our profitability under those contracts is largely a function of performing our contractual obligations within the estimated costs and time periods specified. If we exceed these estimated costs or cannot otherwise complete the contracted services within the specified periods, our profitability related to these contracts could be negatively impacted. In addition, if we are unable to maintain appropriate utilization rates for our consultants, we may not be able to sustain profitability on these contracts.

Acquisitions, Divestitures and Alliances. As we selectively acquire and divest technologies, products and businesses and we begin to include or exclude, as the case may be, the financial results related to these transactions, our operating results could fluctuate materially, depending on the size, nature, structure and timing of the transactions.

Underfunded Pension Obligation. At December 31, 2014, our obligation for benefits under our pension plans was $4,377 million and our pension plan assets totaled $4,209 million, which resulted in an underfunded pension obligation of $168 million. While we recently rebalanced our U.S. and international plan assets in order to reduce volatility and made several discretionary contributions to our pension plans, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our international pension plans. For example, as of December 31, 2014, the U.K. London pension plan was overfunded by approximately $420 million. The plan is expected to fully transfer to an insurer in 2015 or early 2016 resulting in an increase in the underfunded pension obligation by approximately $420 million in the period of settlement.

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

Income Taxes. We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $969 million and $804 million at December 31, 2014 and 2013, respectively. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in tax laws or tax rulings could materially affect our financial position and results of operations. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may result in a material increase our effective tax rate.

We are also subject to ongoing tax audits in various jurisdictions both in the U.S. and internationally, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, and management’s assessment in regards to repatriation of earnings.

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the information technology industry, such as: IBM, Hewlett-Packard, Diebold, Wincor, Hyosung, ToshibaTec, Micros, Fujitsu and Unisys, some of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. In addition, we compete with companies in specific industry segments, such as entry-level ATMs, imaging solutions, and business consumables and media products. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures;

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India, China, Brazil and Russia;

•	exploit opportunities in emerging vertical markets, such as travel and telecommunications and technology;

•	cross-sell additional products and services to our existing customer base, including customers gained from our recent acquisitions;

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

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have begun to shift our business model to focus increasingly on sales of higher margin software and cloud solutions, and professional, managed and other services. Our ability to successfully grow our software and services businesses depends on a number of different factors, among others, including market acceptance of our software and cloud solutions; integrating, developing and supporting software gained through recent acquisitions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; expanding our services capabilities and geographic coverage; and managing professional services and other costs associated with large solution roll-outs. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we are pursuing initiatives to expand our customer base by increasing our use of an indirect sales channel, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing our software and services businesses and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Product Defects and Errors. Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business. Many of our products are sophisticated and complex, and despite testing and quality control, we cannot be certain that defects or errors will not be found in current versions or new versions of our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to NCR. In addition, our customers may license and deploy our software in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to or failure of any significant aspect of our cloud hosting facilities could interrupt the availability of our cloud offerings, which could cause disruption for our customers and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.

Multinational Operations. Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2014 and 2013, the percentage of our revenues from outside of the United States was 59% and 61%, respectively, and we expect our percentage of revenues generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East, among others. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations , our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future sovereign debt, economic and credit conditions on the stability of national and regional economies and industries within those economies;

•	political conditions and local regulations that could adversely affect demand for our solutions, or our ability to access funds and resources, or our ability to sell products in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty, including as a result of new, or changes to, laws and regulations;

•	the institution of, or changes to, trade protection measures, currency restrictions, and import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Data Privacy and Security. Cybersecurity and data privacy issues could negatively impact our business. We collect, use and store personal information of our customers and their personnel in connection with certain of our service offerings, including our various cloud and other hosted solutions. We also may have access to personal information of our customers’ customers in the course of servicing our products or third party products. Additionally, we collect, use and store personal information of our employees and of contractor personnel in the ordinary course of business. While we use commercially available security technologies to safeguard this personal data and implement access controls to limit the risk of unauthorized use or disclosure by employees and contractors, a breach of these security measures could result in unauthorized access to, or disclosure of, personal data, resulting in claims, costs and reputational harm that could materially and adversely affect our operating results. Further, a security breach could also affect the availability of certain of our hosted solutions, negatively impacting our customers, which could result in financial penalties and reputational harm that could materially and adversely affect our business. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third party products used in conjunction with our products. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect customer confidence and our reputation in the marketplace. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited.

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 10, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

Acquisitions, Divestitures and Alliances. If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, products, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

•	assimilating and integrating different business operations, corporate cultures, personnel, infrastructures (such as data centers) and technologies or products acquired or licensed;

•	the potential for unknown liabilities within the acquired or combined business; and

•	the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.
Further, we may make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings. There is risk that the new technology or products may not perform as anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. There is also risk that key employees of an acquired business may not remain with the acquired business as long as expected. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely affected. An acquisition or alliance, and the integration of an acquired business, may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Circumstances associated with divestitures could adversely affect our results of operations and financial condition. We continue to evaluate the strategic fit of our businesses and products and may decide to sell a business or product based on such an evaluation. Despite a decision to divest a business or product, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures could involve additional risks, including:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management's attention from other business concerns;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the disruption of our business; and

•	the potential loss of key employees.

We may not be successful in managing these or any other significant risks that we may encounter in divesting a business or product, which could have a material adverse effect on our business.

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. In addition, certain of our solutions, including our cloud solutions, may require us to build or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process also can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. If we are unable to anticipate our customers’ needs and technological and industry trends accurately, or are otherwise unable to complete development efficiently, we would be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted.

Intellectual Property. Our continuing ability to be a leading technology and services solutions provider could be negatively affected if we do not protect intellectual property that drives innovation. It is critical to our continued development of leading technologies that we are able to protect and enhance our proprietary rights in our intellectual property through patent, copyright, trademark and trade secret laws. These efforts include protection of the products and the application, diagnostic and other software we develop. To the extent we are not successful in protecting our proprietary rights, our business could be adversely impacted. Also, many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business could be adversely impacted. From time to time, we receive notices from third parties regarding patent and other intellectual property claims. Whether such claims have merit, they may require significant resources to defend. If an infringement claim is successful and we are required to pay damages, or we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Work Environment. Our restructuring plan and our continuous improvement, customer experience and cost reduction initiatives could negatively impact productivity and business results. In July 2014 we commenced a multi-year restructuring plan, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources. These activities could temporarily result in reduced productivity levels. If we are not able to timely execute on these initiatives, or if the costs to complete these initiatives is higher than anticipated, our results of operations or financial condition could be adversely affected. In addition to these initiatives, we have initiatives to grow revenue, drive innovation and improve the experience of our customers. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

In addition, we recently announced a plan to build a new world headquarters and the opening of a new manufacturing facility in India, and from time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these, could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

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

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

Sale of Entertainment. The sale of assets of our former entertainment business may expose us to certain post-closing liabilities. On February 3, 2012, we entered into an agreement to sell certain assets of our former entertainment business to Redbox Automated

Retail, LLC (Redbox). Pursuant to the terms of the agreement, as amended on June 22, 2012, and upon the terms and conditions thereof, on June 22, 2012, we completed the disposition of our entertainment business to Redbox for cash consideration of $100 million. We remain responsible for pre-closing liabilities of the entertainment business, and are subject to certain indemnification obligations in favor of Redbox for, among other things, breaches of representations, warranties and covenants under the purchase agreement. In addition, we may be subject to liabilities and obligations under and with respect to contracts and assets of the entertainment business that were not transferred to or assumed by Redbox.

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

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations. See Note 10, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for information regarding our FCPA and OFAC investigations, which disclosures are incorporated by reference and made a part of this discussion of risk factors.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2014, NCR operated 264 facilities consisting of approximately 6.2 million square feet in 62 countries throughout the world. On a square footage basis, 19% of these facilities are owned and 81% are leased. Within the total facility portfolio, NCR operates 27 research and development and manufacturing facilities totaling 1.6 million square feet, 69% of which is leased. The remaining 4.6 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 85% leased. NCR also owns 5 land parcels totaling 3.7 million square feet in 2 countries.

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

Market Information

NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR”. There were approximately 105,571 holders of NCR common stock as of February 10, 2015. The following table presents the high and low per share prices for NCR common stock for each quarter of 2014 and 2013 as reported on the NYSE.

	2014			2013
	High	Low		High	Low
1st quarter	$37.73	$31.71	1st quarter	$29.76	$25.74
2nd quarter	$37.18	$28.64	2nd quarter	$34.31	$25.64
3rd quarter	$35.76	$30.14	3rd quarter	$39.94	$32.79
4th quarter	$33.80	$22.83	4th quarter	$41.63	$31.38

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2009 through December 31, 2014.

Comparison of Cumulative Five Year Total Return
NCR Corporation
S&P 500 Stock Index
S&P 500 Information Technology Sector
S&P MidCap 400 Stock Index
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014

Company / Index	2010	2011	2012	2013	2014
NCR Corporation	$138	$148	$229	$306	$262
S&P 500 Stock Index	$115	$117	$136	$180	$205
S&P 500 Information Technology Sector	$110	$113	$130	$166	$200
S&P MidCap 400 Stock Index	$127	$124	$147	$196	$215

(1)	In each case, assumes a $100 investment on December 31, 2009, and reinvestment of all dividends, if any.

Purchase of Company Common Stock

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2014, approximately $179 million and $132 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes. These agreements include certain prohibitions on share repurchases, including during the occurrence of an event of default. These agreements also establish limits on the amount that the Company is permitted to allocate to share repurchases and other restricted payments. The limitations are calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the third quarter of 2012 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums. These formulas are described in greater detail in the Company’s senior secured credit facility and the indentures for the Company’s senior unsecured notes, each of which is filed with the Securities and Exchange Commission.

During the three months ended December 31, 2014, the Company did not repurchase any shares of its common stock. The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended December 31, 2014, 22,967 shares of vested restricted stock were purchased at an average price of $30.31 per share.

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2014	2013	2012	2011	2010
Continuing Operations (a)
Revenue	$6,591	$6,123	$5,730	$5,291	$4,711
Income (loss) from operations	$353	$666	$748	$(148)	$298
Interest expense	$(181)	$(103)	$(42)	$(13)	$(2)
Income tax (benefit) expense	$(48)	$98	$223	$(66)	$5
Income (loss) from continuing operations attributable to NCR common stockholders	$181	$452	$475	$(97)	$277
Income (loss) from discontinued operations, net of tax	$10	$(9)	$6	$(93)	$(10)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$1.08	$2.73	$2.98	$(0.61)	$1.73
From discontinued operations	$0.06	$(0.05)	$0.04	$(0.59)	$(0.06)
Total basic earnings (loss) per common share	$1.14	$2.68	$3.02	$(1.20)	$1.67
Diluted earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,b)	$1.06	$2.67	$2.90	$(0.61)	$1.72
From discontinued operations	$0.06	$(0.05)	$0.04	$(0.59)	$(0.06)
Total diluted earnings (loss) per common share	$1.12	$2.62	$2.94	$(1.20)	$1.66
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$8,607	$8,108	$6,369	$5,604	$4,361
Total debt	$3,659	$3,354	$1,963	$853	$11
Total NCR stockholders' equity	$1,871	$1,769	$1,252	$718	$883
Number of employees and contractors	30,200	29,300	25,700	23,500	21,000

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River, Japan and Kalamazoo River matters, the closure of NCR's EFT payment processing business in Canada, and the results from our disposed healthcare solutions and Entertainment businesses.

(b)	The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2014	2013	2012	2011	2010
Pension (expense) benefit	$(66)	$58	$117	$(398)	$(16)
Restructuring plan	(116)	—	—	—	—
Acquisition related amortization of intangibles	(80)	(48)	(25)	(8)	—
Acquisition related costs	(20)	(36)	(16)	(28)	—
OFAC and FCPA investigations	(2)	(2)	(2)	—	—
Japan valuation reserve release	—	15	—	—	39
Impairment charges	—	—	(7)	—	(9)
Legal settlements and charges	—	—	—	2	(5)
Incremental costs directly related to the relocation of the worldwide headquarters	—	—	—	—	(11)
Total	$(284)	$(13)	$67	$(432)	$(2)

Index to Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve a wide range of customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale (POS) devices and POS software, self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services that support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

We have four operating segments: Financial Services, Retail Solutions, Hospitality and Emerging Industries. Each of our operating segments derives its revenues by selling products and services in each of the sales theaters in which NCR operates.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation is founded upon over 130 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2014 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2014:

•
Results were negatively impacted by redirected information technology spending and delayed customer rollouts in the retail solutions segment, difficult global macroeconomic conditions and unfavorable foreign currency impacts

•	Revenue growth of approximately 8% compared to full year 2013

•
Continued to experience growth in software-related revenue (which we measure by combining software license and maintenance revenue, cloud (or software as a service) revenue and professional services revenue associated with software delivery)

•	Completed the acquisition of Digital Insight Corporation

•	Commenced a restructuring plan in July 2014 to strategically allocate resources and position the Company to focus on higher-growth, higher-margin opportunities

OVERVIEW OF STRATEGIC INITIATIVES AND TRENDS

We have established a focused and consistent business strategy targeted at revenue growth, gross margin expansion, improved customer loyalty and employee engagement. This strategy guided our efforts in 2014, and will continue to guide us in 2015.

To execute this strategy, we are focusing in 2015 on three key imperatives or initiatives that align with our financial objectives: deliver disruptive innovation; migrate our revenue to higher margin software and recurring services revenue; and develop a high performing sales force backed by leading services delivery that better leverages the innovation we are bringing to the market.

Our strategy and these initiatives are summarized in more detail below:

•
Gain profitable share - We have been working to shift our business model to focus on growth of higher margin software and services revenue, including by focusing our research and development efforts, changing and educating our sales force and executing transformative acquisitions in each of our core divisions. At the same time, we are continuing our effort to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers. We focus on expanding our presence in our core industries, while seeking additional growth by:

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

•
Build the lowest cost structure in our industry - We strive to increase the efficiency and effectiveness of our core functions and the productivity of our employees through our continuous improvement initiatives. In 2014, we began a comprehensive restructuring plan to reallocate resources to higher-growth, higher-margin opportunities by proactively end-of-lifeing older commodity hardware product lines, moving lower productivity services to new centers of excellence, rationalizing our hardware and software product lines and reducing layers of management and organizing internally around a division model. We will continue to execute this plan in 2015, and expect it to contribute meaningful savings and gains in productivity and efficiency.

•
Expand into emerging growth industry segments - We are focused on broadening the scope of our self-service solutions from our existing customers to expand these solution offerings to customers in newer industry-vertical markets including telecommunications and technology as well as travel and small business. We expect to grow our business in these industries through integrated service offerings in addition to targeted acquisitions and strategic partnerships.

•
Innovation of our people - We are committed to solution innovation across all customer industries. Our focus on innovation has been enabled by closer collaboration between NCR Services and our divisions, and the movement of our software development resources directly into our core divisions. Innovation is also driven through investments in training and developing our employees by taking advantage of our new world-class training centers. We expect that these steps and investments will accelerate the delivery of innovative solutions focused on the needs of our customers and changes in consumer behavior.

•
Pursue strategic acquisitions that promote growth and improve gross margin - We have actively explored, and will continue selectively to explore, potential acquisition opportunities in the ordinary course of business to identify acquisitions that can accelerate the growth of our business and improve our gross margin mix, with a particular focus on software-oriented transactions. We may fund acquisitions through either equity or debt, including borrowings under our senior secured credit facility.

We are forecasting revenue to be roughly flat as compared to 2014, although we are encouraged by our market position for 2015. We plan to continue to manage our costs effectively, including through our restructuring program, and balance our investments in areas that generate high returns. Potentially significant risks to the execution of our initiatives include the global economic and credit environment, including unfavorable foreign currency impacts, and its effect on capital spending by our customers, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions. For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS FROM OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2014	2013	2012
Revenue	$6,591	$6,123	$5,730
Gross margin	1,732	1,740	1,645
Gross margin as a percentage of revenue	26.3%	28.4%	28.7%
Operating expenses
Selling, general and administrative expenses	$1,012	$871	$742
Research and development expenses	263	203	155
Restructuring-related charges	104	—	—
Income from operations	$353	$666	$748

The following table shows our revenues and gross margins from products and services, respectively, for the years ended December 31:

In millions	2014	2013	2012
Product revenue	$2,892	$2,912	$2,854
Cost of products	2,153	2,152	2,144
Product gross margin	$739	$760	$710
Product gross margin as a percentage of revenue	25.6%	26.1%	24.9%
Services revenue	$3,699	$3,211	$2,876
Cost of services	2,706	2,231	1,941
Services gross margin	$993	$980	$935
Services gross margin as a percentage of revenue	26.8%	30.5%	32.5%

The following tables show our revenues by geographic theater for the years ended December 31:

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,357	51%	$3,030	50%	11%	12%
Europe	1,594	24%	1,492	24%	7%	9%
Asia Middle East Africa (AMEA)	1,640	25%	1,601	26%	2%	5%
Consolidated revenue	$6,591	100%	$6,123	100%	8%	10%

In millions	2013	% of Total	2012	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,030	50%	$2,823	49%	7%	8%
Europe	1,492	24%	1,459	26%	2%	1%
Asia Middle East Africa (AMEA)	1,601	26%	1,448	25%	11%	18%
Consolidated revenue	$6,123	100%	$5,730	100%	7%	9%

(1) The tables above each include a presentation of period-over-period revenue growth or decline on a constant currency basis, which is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth on a constant currency basis to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

2014 compared to 2013 results discussion

Revenue

Revenue increased 8% in 2014 from 2013 due to improvement in our financial services, hospitality and emerging industries operating segments, offset by declines in our retail solutions operating segment. Digital Insight generated $349 million of revenue from the date of acquisition, January 10, 2014, through December 31, 2014. Foreign currency fluctuations unfavorably impacted the revenue comparison by 2%. For the year ended December 31, 2014 our product revenue decreased 1% and our services revenue increased 15% compared to the year ended December 31, 2013. The decrease in our product revenue was due to declines in the retail solutions and hospitality operating segments in the Americas theater and declines in the retail solutions and emerging industries operating segments in the AMEA theater, partially offset by growth in the financial services operating segment in all theaters, growth in the retail solutions and hospitality operating segments in the Europe theater, and growth in the hospitality operating segment in the AMEA theater. The increase in our services revenue was attributable to increases in all our services offerings, which include professional and installation services, maintenance services and cloud (or software as a service). Services revenue increased in the financial services, hospitality and emerging industries operating segments in all theaters and increased in the retail solutions operating segment in the Europe and AMEA theaters partially offset by declines in the retail solutions operating segment in the Americas theater.

Gross Margin

Gross margin as a percentage of revenue was 26.3% in 2014 compared to 28.4% in 2013. Product gross margin in 2014 decreased slightly to 25.6% compared to 26.1% in 2013. Product gross margin in 2014 was negatively impacted by a $5 million increase in pension expense, $3 million in higher acquisition-related amortization of intangibles and a $9 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, product gross margin as a percentage of revenue remained relatively consistent.

Services gross margin decreased to 26.8% in 2014 compared to 30.5% in 2013. Services gross margin in 2014 was negatively impacted by a $126 million increase in pension expense, $24 million in higher acquisition-related amortization of intangibles and a $47 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, services gross margin increased due to a favorable mix of revenues, including an increase in cloud revenues.

2013 compared to 2012 results discussion

Revenue

Revenue increased 7% in 2013 from 2012 due to improvement in our retail solutions, hospitality, and emerging industries operating segments offset by declines in our financial services operating segment. The effects of foreign currency fluctuations had a 2% unfavorable impact on revenue for the year. For the year ended December 31, 2013, our product revenue increased 2% and services revenue increased 12% compared to the year ended December 31, 2012. The increase in our product revenue was due to growth in the retail solutions operating segment in the Americas, growth in the hospitality operating segment in all theaters, and growth in the financial services and emerging industries operating segments in the AMEA theater partially offset by declines in the financial services operating segment in the Americas. The increase in our services revenue was primarily attributable to increases in professional and installation services, maintenance services and cloud revenue in the retail solutions operating segment in the Americas and AMEA theaters, in the hospitality operating segment in all theaters and in the financial services operating segment in the AMEA theater, partially offset by declines in professional and installation services and maintenance services in the emerging industries operating segment in the Americas theater.

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

Services gross margin decreased to 30.5% in 2013 compared to 32.5% in 2012. Services gross margin in 2013 was negatively impacted by $68 million in lower pension benefit, or 2.1% as a percentage of services revenue, year over year. After considering this item, the increase in services gross margin was due to a favorable mix of revenues, including an increase in cloud revenues.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as shown below:

In millions	2014	2013	2012
Pension expense (benefit)	$152	$(78)	$(224)
Postemployment expense	89	18	37
Postretirement benefit	(15)	(15)	(14)
Total expense (benefit)	$226	$(75)	$(201)

In 2014, pension expense was $152 million compared to a pension benefit of $78 million in 2013 and a pension benefit of $224 million in 2012. In 2014, pension expense included actuarial losses of $150 million primarily attributable to the change in the U.S. mortality table. In 2014, approximately 44% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 56% included in cost of products and services. In 2013, the pension benefit included actuarial gains of $104 million driven by increases in discount rates used to value the U.S. and certain international plans and $15 million associated with the termination of NCR's U.S. non-qualified pension plans. Additionally, the 2013 pension benefit included special termination benefit costs of $26 million related to U.S. employees who irrevocably accepted a voluntary early retirement offer during 2013. In 2012, the pension benefit included actuarial gains of $293 million related to remeasurement of the U.S. pension obligations in the fourth quarter of 2012, which primarily included the impact of the voluntary lump sum offer to certain participants of the U.S. qualified pension plan that was completed in the fourth quarter of 2012.

Postemployment expense (severance and disability medical) was $89 million in 2014 compared to $18 million in 2013 and $37 million in 2012. In July 2014, the Company announced a restructuring plan to strategically reallocate resources and position the Company to focus on higher-growth, higher-margin opportunities and recorded a charge of $73 million in the year ended December 31, 2014. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a curtailment benefit of approximately $13 million.

As of December 31, 2014, the U.K. London pension plan was overfunded by approximately $420 million. The plan is expected to fully transfer to an insurer in 2015 or early 2016 resulting in approximately $420 million of pension expense in the period of settlement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $141 million to $1,012 million from $871 million in 2013. As a percentage of revenue, these expenses were 15.4% in 2014 and 14.2% in 2013. In 2014, selling, general and administrative expenses included $48 million of pension expense, $27 million of acquisition-related costs, $56 million of acquisition-related amortization of intangibles,and $3 million of OFAC and FCPA related legal costs. In 2013, selling, general and administrative expenses included $22 million of pension benefit, $46 million of acquisition-related costs, $29 million of acquisition-related amortization of intangibles, $3 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses remained consistent as a percentage of revenue at 13.3%.

Selling, general, and administrative expenses increased $129 million to $871 million in 2013 from $742 million in 2012. As a percentage of revenue, these expenses were 14.2% in 2013 and 12.9% in 2012. In 2013, selling, general, and administrative expenses included $22 million of pension benefit, $46 million of acquisition-related costs, $29 million of amortization of acquisition-related intangible assets and $3 million of OFAC and FCPA related legal costs. In 2012, selling, general, and administrative expenses included $66 million of pension benefit, $23 million of acquisition-related costs, $19 million of amortization of acquisition-related intangible assets and $4 million of OFAC and FCPA related legal costs. After considering these items, selling, general and administrative expenses remained consistent as a percentage of revenue at 13.3%, primarily due to a $7 million gain on the sale of an office property in 2013 offset by investment in sales resources during 2013.

Research and Development Expenses

Research and development expenses increased $60 million to $263 million in 2014 from $203 million in 2013. As a percentage of revenue, these costs were 4.0% in 2014 and 3.3% in 2013. Research and development expenses included pension expense of $19 million in 2014 as compared to pension benefit of $10 million in 2013. After considering this item, research and development expenses slightly increased to 3.7% in 2014 from 3.5% in 2013 as a percentage of revenue and are in line with management expectations as we continue to invest in broadening our self-service solutions.

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

Restructuring-Related Charges

In 2014, the Company recorded restructuring-related charges of $104 million related to the restructuring program announced in July 2014. The charges consist of severance and other employee related costs of $86 million, other exit costs of $5 million and asset-related charges of $13 million.

Interest Expense

Interest expense was $181 million in 2014 compared to $103 million in 2013 and $42 million in 2012. Interest expense in 2014 and 2013 was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The increase in 2014 compared to 2013 is primarily related to a full year of interest expense related to the Company's 5.875% and 6.375% senior unsecured notes in 2014 compared to a partial year of interest expense in 2013. The increase in 2013 compared to 2012 is primarily related to a full year of interest expense related to the Company's 5.00% and 4.625% senior unsecured notes in 2013 compared to a partial year of interest expense in 2012.

Other Expense

Other (expense), net was $35 million in 2014 compared to $9 million in 2013 and $8 million in 2012. Interest income was $6 million in 2014, 2013, and 2012. In 2014, other (expense), net included $32 million related to foreign currency fluctuations and foreign exchange contracts, $7 million in bank related fees, and $3 million related to the impairment of an investment partially offset by a $4 million gain on the sale of available for sale securities. In 2013, other (expense), net included $13 million related to losses from foreign currency contracts not designated as hedging instruments as well as from foreign currency fluctuations and $7 million in bank related fees partially offset by income from the sale of certain patents and a $3 million gain on the sale of an investment. In 2012, other (expense), net included $7 million related to the impairment of an investment, $5 million in bank related fees and $2 million related to losses from foreign currency fluctuations.

Income Taxes

The effective tax rate was (35)% in 2014, 18% in 2013, and 32% in 2012. During 2014, we favorably settled examinations with the Internal Revenue Service (IRS) for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax rate was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax rate was favorably impacted by the mix of earnings by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance for deferred tax assets.

During 2014, the IRS finalized an examination of our 2009 and 2010 income tax returns and commenced an examination of our 2011, 2012 and 2013 income tax returns, which is ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2015, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2015.

Income (Loss) from Discontinued Operations

In 2014, income from discontinued operations was $10 million, net of tax, primarily related to changes in estimates related to the Fox River reserve partially offset by accruals for litigation fees related to the Kalamazoo River environmental matter.

In 2013, loss from discontinued operations was $9 million, net of tax, solely related to environmental matters, which was due to changes in estimates related to the Fox River reserve in addition to accruals for litigation fees related to the Kalamazoo River environmental matter, partially offset by recoveries from insurance carriers.

In 2012, income from discontinued operations was $6 million, net of tax, which includes a $4 million operating loss from the former Entertainment business, an $8 million benefit from favorable changes in uncertain tax benefits related to Teradata and a $2 million benefit from an insurance recovery from a previously agreed settlement related to the Fox River environmental matter.

Revenue and Operating Income by Segment

As described in Note 13, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

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

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel industry, such as self-service kiosks, and the small business industry, such as an all-in-one point of sale solution. Additionally, we offer installation, maintenance, and managed and professional services.

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

The effect of pension expense (benefit) and other significant, non-recurring items on segment operating income have been excluded from the operating income for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the years ended December 31:

In millions	2014	2013	2012
Revenue	$3,561	$3,115	$3,201
Operating income	$543	$356	$327
Operating income as a percentage of revenue	15.2%	11.4%	10.2%

We completed the acquisition of Digital Insight on January 10, 2014. As a result, the revenue and operating income results for the Financial Services segment include the impact of Digital Insight from January 10, 2014 through December 31, 2014. Digital Insight generated $349 million of revenue and $104 million of operating income in the year ended December 31, 2014.

Financial Services revenue increased 14% in 2014 compared to 2013 and decreased 3% in 2013 compared to 2012. Revenue increased in 2014 compared to 2013 primarily driven by growth in product sales and services revenue in all theaters and the contribution of the Digital Insight business noted above. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%. Revenue decreased in 2013 compared to 2012 primarily driven by declines in product sales in the Americas theater partially offset by growth in product sales and services revenues in the AMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income was $543 million in 2014, $356 million in 2013 and $327 million in 2012. The increase in operating income in 2014 compared to 2013 was driven by a higher mix of software revenue and the contribution of the Digital Insight business noted above. The increase in operating income in 2013 compared to 2012 was driven by a higher mix of software and professional services revenue, reduced expenses, and a reimbursement from a supplier of certain previously incurred costs in the second quarter of 2013.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the years ended December 31:

In millions	2014	2013	2012
Revenue	$2,008	$2,034	$1,667
Operating income	$155	$205	$102
Operating income as a percentage of revenue	7.7%	10.1%	6.1%

The Company completed the acquisition of Retalix on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment in 2013 include the impact of Retalix from February 6, 2013 through December 31, 2013. Retalix generated revenue of $298 million and $53 million of operating income in the year ended December 31, 2013.

Retail Solutions revenue decreased 1% in 2014 compared to 2013 and increased 22% in 2013 compared to 2012. The decrease in revenue in 2014 compared to 2013 was primarily driven by declines in product sales and services revenue in the Americas theater and declines in product sales in the AMEA theater partially offset by growth in product sales and service revenues in the Europe theater and growth in services revenue in the AMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales and services revenue in the Americas theater and services revenue in the AMEA theater, due, in part, to the impact of the Retalix business. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%.

Operating income was $155 million in 2014, $205 million in 2013 and $102 million in 2012.  The decrease in operating income in 2014 compared to 2013 was primarily driven by redirected information technology spending and delayed customer rollouts. The increase in the Retail Solutions operating income in 2013 compared to 2012 was primarily due to increased revenues, a higher mix of software as well as the contribution from the Retalix business, as noted above.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the years ended December 31:

In millions	2014	2013	2012
Revenue	$659	$626	$522
Operating income	$91	$100	$85
Operating income as a percentage of revenue	13.8%	16.0%	16.3%

Hospitality revenue increased 5% in 2014 compared to 2013 and increased 20% in 2013 compared to 2012. The increase in revenue in 2014 compared to 2013 was due to growth in services revenue in all theaters and growth in product sales in the Europe and AMEA theaters partially offset by decline in product sales in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales and services revenues in all theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $91 million in 2014, $100 million in 2013, and $85 million in 2012. The decrease in operating income in 2014 compared to 2013 was driven by an unfavorable mix of revenue, with a large software transaction in 2013. The increase in 2013 compared to 2012 was driven by higher revenues slightly offset by investment in sales and development resources.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the years ended December 31:

In millions	2014	2013	2012
Revenue	$363	$348	$340
Operating income	$31	$56	$75
Operating income as a percentage of revenue	8.5%	16.1%	22.1%

Emerging Industries revenue increased 4% in 2014 compared to 2013 and increased 2% in 2013 compared to 2012. The increase in revenue in 2014 compared to 2013 was driven by higher services revenues in all theaters partially offset by declines in product sales in the AMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%. The increase in revenue in 2013 compared to 2012 was primarily driven by growth in product sales in the AMEA theater, partially offset by declines in services revenues in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $31 million in 2014, $56 million in 2013, and $75 million in 2012. The decrease in the Emerging Industries operating income in 2014 compared to 2013 was due to costs associated with managed services contracts and continued investment in the small business industry. The decrease in the Emerging Industries operating income in 2013 compared to 2012 was primarily due to an unfavorable mix of revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2014, cash provided by operating activities was $524 million and in the year ended December 31, 2013, cash provided by operating activities was $281 million. The increase in cash provided by operating activities was primarily driven by improvements in working capital and reduced pension contributions in the year ended December 31, 2014.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software plus discretionary pension contributions and settlements. Free cash flow does not have a definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the year ended December 31:

In millions	2014	2013	2012
Net cash provided by (used in) operating activities	$524	$281	$(180)
Expenditures for property, plant and equipment	(118)	(116)	(80)
Additions to capitalized software	(140)	(110)	(80)
Net cash used in discontinued operations	(1)	(52)	(114)
Pension discretionary contributions and settlements	48	204	600
Free cash flow (non-GAAP)	$313	$207	$146

In 2014, net cash provided by operating activities increased $243 million, net cash used in discontinued operations decreased $51 million, and pension discretionary contributions and settlements were $48 million in 2014, down from $204 million in 2013, all of which contributed to a net increase in free cash flow of $106 million in comparison to 2013. Additionally, capital expenditures increased $2 million and capitalized software additions increased $30 million due to continued investment in the business and software solution enhancements. The cash used in discontinued operations in 2014 was lower than 2013 primarily due to recoveries related to the Fox River environmental matter.

In 2013, net cash provided by operating activities increased $461 million, capital expenditures increased $36 million, capitalized software additions increased $30 million, net cash used in discontinued operations decreased $62 million, and pension discretionary contributions and settlements were $204 million in 2013 and $600 million in 2012, all of which contributed to a net increase in free cash flow of $61 million in comparison to 2012. The increase in net capital expenditures and capitalized software was due to continued investment in the business and software solution enhancements. The cash used in discontinued operations was primarily attributable to remediation payments associated with the Fox River environmental matter. For the year ended December 31, 2012, net cash used in discontinued operations excludes cash provided by investing activities from discontinued operations of $99 million.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2014, we completed the acquisition of Digital Insight for $1,647 million, net of cash received. During the year ended December 31, 2013, we completed the acquisition of Retalix for $664 million, net of cash received, and multiple other acquisitions that totaled $116 million, net of cash received. During the year ended December 31, 2012, we completed multiple acquisitions that totaled $108 million, net of cash received.

Our financing activities primarily include proceeds from employee stock plans, payments made for tax withholding on behalf of employees, issuance of unsecured notes and borrowings and repayments of credit facilities. During the years ended December 31, 2014, 2013 and 2012, proceeds from employee stock plans were $13 million, $57 million and $53 million, respectively. During the years ended December 31, 2014, 2013 and 2012, payments made for tax withholding on behalf of employees totaled $28 million, $30 million and $12 million, respectively. During the year ended December 31, 2013, we repurchased shares of our consolidated subsidiaries from minority shareholders for $24 million.

As of December 31, 2014, our senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2014, there were no outstanding letters of credit. As of December 31, 2014, the outstanding principal balance of the term loan facility was $1.33 billion and the outstanding balance on the revolving facility was zero.

As of December 31, 2014 and 2013, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

The proceeds of the 5.00% notes of $600 million were used for a $500 million discretionary contribution to our U.S. qualified pension plan in the third quarter of 2012 and a $100 million discretionary contribution to our U.S. qualified pension plan in the fourth quarter of 2012. The proceeds of the 4.625% notes of $500 million were used to help fund the acquisition of Retalix, which was completed during the first quarter of 2013. The proceeds of the 6.375% notes of $700 million, and the proceeds of the 5.875% notes of $400 million, were used to help fund the acquisition of Digital Insight in January 2014.

In November 2014, we entered into a revolving trade receivables securitization facility, which provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2014, the Company had $96 million outstanding under the facility.

See Note 6, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

We expect to make pension, postemployment and postretirement plan contributions of approximately $119 million in 2015. See Note 9, “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 2, "Restructuring Plan," of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our restructuring plan. As a result of this plan, we expect to incur a total charge of approximately $200 million to $225 million and total cash payments of $100 million to $115 million through 2015. In 2014, we incurred a total charge of approximately $161 million and cash payments of $29 million. These estimates include severance, inventory-related, asset-related and other exit charges. We expect to achieve annual savings of approximately $105 million in 2016.

Cash and cash equivalents held by the Company's foreign subsidiaries were $458 million and $461 million at December 31, 2014 and 2013, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

As of December 31, 2014, our cash and cash equivalents totaled $511 million and our total debt was $3.66 billion. Our borrowing capacity under our senior secured credit facility was $850 million and under our trade receivables securitization facility was $104 million at December 31, 2014. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this 2014 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, payments under the restructuring plan, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2014 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2015	2016 - 2017	2018 - 2019	2020 & Thereafter	All Other
Debt obligations	$3,659	$91	$362	$996	$2,210	$—
Interest on debt obligations	1,081	164	300	259	358	—
Estimated environmental liability payments	76	35	13	—	28	—
Lease obligations	251	92	112	32	15	—
Purchase obligations	970	802	99	46	23	—
Uncertain tax positions	188	4	—	—	—	184
Total obligations	$6,225	$1,188	$886	$1,333	$2,634	$184

As of December 31, 2014, we had short and long-term debt totaling $3.66 billion.

For purposes of this table, we used interest rates as of December 31, 2014 to estimate the future interest on debt obligations outstanding as of December 31, 2014 and have assumed no voluntary prepayments of existing debt. See Note 6, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our interest rate swap.

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

We have a $188 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities beyond 2015. For additional information, refer to Note 7, "Income Taxes," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plans is an underfunded position of $387 million as of December 31, 2014 compared to an underfunded position of $248 million as of December 31, 2013. The decline in our funded status is primarily attributable to the change in the U.S. mortality table in 2014. The overfunded status of our international retirement plans improved to $219 million as of December 31, 2014 from $159 million as of December 31, 2013. Strong asset returns partially offset by decreases in discount rates, which increase the plan liabilities, contributed to the improvement in funded status for these plans. Contributions to international pension plans are expected to be approximately $35 million in 2015.

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

Our senior secured credit facility and the indentures for our senior unsecured notes includes affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending after June 30, 2014 and on or prior to December 31, 2014, (a) the sum of (x) 4.50 and (y) an amount (not to exceed 0.25) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (iv) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•
an interest coverage ratio on the last day of any fiscal quarter greater than or equal to (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, 3.00 to 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2014, 3.50 to 1.00.

At December 31, 2014, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

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

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period January 1, 2014 through December 31, 2014, the Company's branch in Syria maintained a bank account and guarantees at the Commercial Bank of Syria (CBS), which was designated as a Specially Designated National pursuant to Executive Order 13382 (EO 13382) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  The bank account generated interest at a rate greater than or equal to 1 percent compounded semi-annually during the period covered by this Report and the account balance as of December 31, 2014 was approximately $4,024.  The guarantees did not generate any revenue or profits for the Company.  Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (OFAC) on January 3, 2013 and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, and November 12, 2014, the Company has been winding down its operations in Syria.  In connection with these efforts, the Company has also received authorization from OFAC to close the CBS account and terminate any guarantees.  Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Our senior management has reviewed these critical accounting policies and related disclosures with our independent registered public accounting firm and the Audit Committee of our Board of Directors. See Note 1, "Description of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which contains additional information regarding our accounting policies and other disclosures required by GAAP.

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

For certain of NCR’s long-term contracts, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenues and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

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

The allowance for doubtful accounts was $19 million as of December 31, 2014, $18 million as of December 31, 2013, and $16 million as of December 31, 2012. These allowances represent, as a percentage of gross receivables, 1.3% in 2014, 1.3% in 2013, and 1.5% in 2012.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. We continually evaluate our reserves for doubtful accounts and economic deterioration could lead to the need to increase our allowances.

Inventory Valuation Inventories are stated at the lower of cost or market, using the average cost method. Each quarter, we reassess raw materials, work-in-process, parts and finished equipment inventory costs to identify purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, inventory values are reduced based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current market value of inventory and adjust for any inventory exposure due to age or excess of cost over market value.

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

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty typically extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. We defer the fair value of these revenues and recognize revenue over the life of the extended warranty period. Refer to Note 1, "Description of Business and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $37 million in 2014, $39 million in 2013, and $46 million in 2012. Warranty costs as a percentage of total product revenues were 1.3% in 2014, 1.3% in 2013, and 1.6% in 2012. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair value of the reporting units is estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment and postretirement expense impacts all of our segments. Pension expense is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 13, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2014 expense were discount rates of 4.6% for our U.S. pension plans and 3.4% for our postretirement plan, and an expected return on assets assumption of 4.6% for our U.S. plans in 2014. The U.S. plans represented 52% and 100% of total pension and postretirement plan obligations, respectively, as of December 31, 2014. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plans would have increased or decreased 2014 ongoing pension expense by approximately $4 million and would have had an immaterial impact on 2014 postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2014 ongoing pension expense by approximately $6 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. We intend to use discount rates of 4.0% and 3.1% in determining the 2015 U.S. qualified plan pension and postretirement expense, respectively, and an expected rate of return on assets assumption of 4.0% for the U.S. qualified plan.

We recognize additional changes in the fair value of plan assets and net actuarial gains or losses of our pension plans upon remeasurement, which occurs at least annually in the fourth quarter of each year. The remaining components of pension expense, primarily net service cost, interest cost, and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense. While it is required that we review our actuarial assumptions each year at the measurement date, we generally do not change them between measurement dates. We use a measurement date of December 31 for all of our plans. Changes in assumptions or asset values may have a significant effect on the annual measurement of expense or income in the fourth quarter.

The most significant assumption used in developing our 2015 postemployment plan expense is the assumed rate of involuntary turnover of 4.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2014 expense by approximately $1 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

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

As described below and in Note 10, "Commitments and Contingencies," while substantial progress has been made in the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the total natural resource damages for the site; the extent to which clean-up and other costs will be allocated among NCR and other PRPs in the allocation litigation; and the solvency and willingness to pay of other PRPs, co-obligors or indemnitors.

Our net reserve for the Fox River matter as of December 31, 2014 was approximately $40 million as further discussed in Note 10, "Commitments and Contingencies." The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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

We had valuation allowances of $294 million as of December 31, 2014 and $364 million as of December 31, 2013, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2014, our net deferred tax assets in the United States totaled approximately $456 million. We evaluated the realizability by weighing both positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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

The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2014, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $2.1 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $15 million as of December 31, 2014 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in 2014 compared to 2013 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on 2014 revenue versus 2013 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 73% of our borrowings were effectively on a fixed rate basis as of December 31, 2014. As of December 31, 2014, the net fair value of the interest rate swap was a liability of $6 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $6 million as of December 31, 2014. The increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $12 million in 2014.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2014, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2015

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2014	2013	2012
Product revenue	$2,892	$2,912	$2,854
Service revenue	3,699	3,211	2,876
Total revenue	6,591	6,123	5,730
Cost of products	2,153	2,152	2,144
Cost of services	2,706	2,231	1,941
Selling, general and administrative expenses	1,012	871	742
Research and development expenses	263	203	155
Restructuring-related charges	104	—	—
Total operating expenses	6,238	5,457	4,982
Income from operations	353	666	748
Interest expense	(181)	(103)	(42)
Other (expense), net	(35)	(9)	(8)
Income from continuing operations before income taxes	137	554	698
Income tax (benefit) expense	(48)	98	223
Income from continuing operations	185	456	475
Income (loss) from discontinued operations, net of tax	10	(9)	6
Net income	195	447	481
Net income attributable to noncontrolling interests	4	4	—
Net income attributable to NCR	$191	$443	$481
Amounts attributable to NCR common stockholders:
Income from continuing operations	$181	$452	$475
Income (loss) from discontinued operations, net of tax	10	(9)	6
Net income	$191	$443	$481
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$1.08	$2.73	$2.98
Diluted	$1.06	$2.67	$2.90
Net income per common share
Basic	$1.14	$2.68	$3.02
Diluted	$1.12	$2.62	$2.94
Weighted average common shares outstanding
Basic	167.9	165.4	159.3
Diluted	171.2	169.3	163.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2014	2013	2012
Net income	$195	$447	$481
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(76)	(53)	(8)
Derivatives
Unrealized (loss) gain on derivatives	(1)	2	(14)
Losses on derivatives arising during the period	4	6	1
Less income tax (expense) benefit	(1)	(3)	3
Securities
Unrealized gain on securities	—	3	—
Gains on securities arising during the period	(4)	—	—
Less income tax benefit (expense)	1	(1)	—
Employee benefit plans
New prior service cost	(16)	(5)	(2)
Amortization of prior service benefit	(20)	(30)	(17)
Net gain arising during the period	8	82	—
Amortization of actuarial loss	—	8	14
Less income tax benefit (expense)	4	(17)	1
Other comprehensive loss	(101)	(8)	(22)
Total comprehensive income	94	439	459
Less comprehensive income attributable to noncontrolling interests:
Net income	4	4	—
Currency translation adjustments	(3)	(7)	(4)
Amounts attributable to noncontrolling interests	1	(3)	(4)
Comprehensive income attributable to NCR common stockholders	$93	$442	$463

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$511	$528
Restricted cash	—	1,114
Accounts receivable, net	1,404	1,339
Inventories	669	790
Other current assets	504	568
Total current assets	3,088	4,339
Property, plant and equipment, net	396	352
Goodwill	2,760	1,534
Intangibles, net	926	494
Prepaid pension cost	551	478
Deferred income taxes	349	441
Other assets	537	470
Total assets	$8,607	$8,108
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$187	$34
Accounts payable	712	670
Payroll and benefits liabilities	196	191
Deferred service revenue and customer deposits	494	525
Other current liabilities	481	461
Total current liabilities	2,070	1,881
Long-term debt	3,472	3,320
Pension and indemnity plan liabilities	705	532
Postretirement and postemployment benefits liabilities	170	169
Income tax accruals	181	189
Environmental liabilities	44	121
Other liabilities	67	99
Total liabilities	6,709	6,311
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	15	14
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 168.6 and 166.6 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2	2
Paid-in capital	442	433
Retained earnings	1,563	1,372
Accumulated other comprehensive loss	(136)	(38)
Total NCR stockholders’ equity	1,871	1,769
Noncontrolling interests in subsidiaries	12	14
Total stockholders’ equity	1,883	1,783
Total liabilities and stockholders’ equity	$8,607	$8,108
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2014	2013	2012
Operating activities
Net income	$195	$447	$481
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(10)	9	(6)
Depreciation and amortization	284	208	166
Stock-based compensation expense	31	41	49
Deferred income taxes	(125)	3	144
Gain on sale of property, plant and equipment and other assets	(5)	(14)	(10)
Impairment of long-lived and other assets	16	—	7
Changes in assets and liabilities:
Receivables	(30)	(136)	(53)
Inventories	121	10	(42)
Current payables and accrued expenses	35	21	86
Deferred service revenue and customer deposits	(34)	36	31
Employee benefit plans	105	(397)	(994)
Other assets and liabilities	(59)	53	(39)
Net cash provided by (used in) operating activities	524	281	(180)
Investing activities
Expenditures for property, plant and equipment	(118)	(116)	(80)
Proceeds from sales of property, plant and equipment	1	10	8
Additions to capitalized software	(140)	(110)	(80)
Business acquisitions, net	(1,647)	(780)	(108)
Changes in restricted cash	1,114	(1,114)	—
Other investing activities, net	2	5	4
Net cash used in investing activities	(788)	(2,105)	(256)
Financing activities
Short term borrowings, net	—	(1)	—
Payments on term credit facilities	(37)	(35)	—
Borrowings on term credit facilities	250	329	150
Payments on revolving credit facilities	(1,050)	(1,009)	(860)
Borrowings on revolving credit facilities	1,146	1,009	720
Proceeds from bond offerings	—	1,100	1,100
Debt issuance costs	(5)	(36)	(19)
Tax withholding payments on behalf of employees	(28)	(30)	(12)
Proceeds from employee stock plans	13	57	53
Purchase of noncontrolling interest	—	(24)	—
Other financing activities	(5)	(3)	(1)
Net cash provided by financing activities	284	1,357	1,131
Cash flows from discontinued operations
Net cash used in operating activities	(1)	(52)	(114)
Net cash provided by investing activities	—	—	99
Net cash used in discontinued operations	(1)	(52)	(15)
Effect of exchange rate changes on cash and cash equivalents	(36)	(22)	(9)
(Decrease) increase in cash and cash equivalents	(17)	(541)	671
Cash and cash equivalents at beginning of period	$528	$1,069	$398
Cash and cash equivalents at end of period	$511	$528	$1,069

Supplemental data
Cash paid during the year for:
Income taxes	$75	$70	$32
Interest	$170	$71	$15
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2011	158	$2	$287	$448	$(19)	$35	$753
Comprehensive income (loss):
Net income (loss)	—	—	—	481	—	—	481
Other comprehensive income (loss)	—	—	—	—	(18)	(4)	(22)
Total comprehensive income (loss)	—	—	—	481	(18)	(4)	459
Employee stock purchase and stock compensation plans	5	—	71	—	—	—	71
Dividend distribution to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2012	163	$2	$358	$929	$(37)	$30	$1,282
Comprehensive income (loss):
Net income (loss)	—	—	—	443	—	3	446
Other comprehensive (loss) income:	—	—	—	—	(1)	(5)	(6)
Total comprehensive (loss) income	—	—	—	443	(1)	(2)	440
Employee stock purchase and stock compensation plans	4	—	83	—	—	—	83
Purchase of subsidiary shares from minority interest	—	—	(8)	—	—	(20)	(28)
Acquisition of noncontrolling interests	—	—	—	—	—	9	9
Dividend distribution to minority shareholder	—	—	—	—	—	(3)	(3)
December 31, 2013	167	$2	$433	$1,372	$(38)	$14	$1,783
Comprehensive income (loss):
Net income (loss)	—	—	—	191	—	1	192
Other comprehensive (loss) income:	—	—	—	—	(98)	(1)	(99)
Total comprehensive income (loss)	—	—	—	191	(98)	—	93
Employee stock purchase and stock compensation plans	2	—	9	—	—	—	9
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
December 31, 2014	169	$2	$442	$1,563	$(136)	$12	$1,883
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve a range of customers in the financial services, retail, hospitality, travel and telecommunications and technology industries and include automated teller machines (ATMs) and ATM and financial services software, point of sale (POS) devices and POS software, self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. NCR also resells third-party networking products and provides related service offerings in the telecommunications and technology sector.

NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

On January 10, 2014, the Company completed its acquisition of Digital Insight Corporation (Digital Insight). As a result of the acquisition, the results of Digital Insight are included for the period from January 10, 2014 to December 31, 2014. See Note 4, "Business Combinations and Divestitures," for additional information.

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

Out of Period Adjustments During the third quarter of 2014, the Company recorded $5 million in income tax expense related to an error in the calculation of foreign income taxable in the United States for 2013. The Company determined the impact of this error was not material to the previously filed annual or interim financial statements and the effect of correcting this error was not material to the 2014 annual or interim financial statements.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

For certain of NCR’s long-term contracts, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenues and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2014, 2013, and 2012, the revenue recognized from bill and hold transactions approximated 1% or less of total revenue.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. For all periods presented, the Company’s outstanding stock-based compensation awards are classified as equity except for certain awards granted to non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. See Note 8 "Stock Compensation Plans" for further information on NCR’s stock-based compensation plans.

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

Earnings Per Share Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares resulting from stock options and restricted stock awards. When calculating diluted earnings per share, the Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. See Note 8, "Stock Compensation Plans," for share information on NCR’s stock compensation plans.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows for the years ended December 31:

In millions, except per share amounts	2014	2013	2012
Income from continuing operations	$181	$452	$475
Income (loss) from discontinued operations, net of tax	10	(9)	6
Net income attributable to NCR common stockholders	$191	$443	$481
Weighted average outstanding shares of common stock	167.9	165.4	159.3
Dilutive effect of employee stock options and restricted stock	3.3	3.9	4.5
Diluted weighted average number of shares outstanding	171.2	169.3	163.8
Basic earnings (loss) per share:
From continuing operations	$1.08	$2.73	$2.98
From discontinued operations	0.06	(0.05)	0.04
Total basic earnings (loss) per share	$1.14	$2.68	$3.02
Diluted earnings (loss) per share:
From continuing operations	$1.06	$2.67	$2.90
From discontinued operations	0.06	(0.05)	0.04
Total diluted earnings (loss) per share	$1.12	$2.62	$2.94

For 2014 and 2013, there were no anti-dilutive options. For 2012, outstanding options to purchase approximately 1.2 million shares of common stock were not included in the diluted share count because the options’ exercise prices were greater than the average market price of the underlying common shares and, therefore, the effect would have been anti-dilutive.

Cash and Cash Equivalents All short-term, highly liquid investments having original maturities to the Company of three months or less, including time deposits, are considered to be cash equivalents.

Restricted Cash Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Refer to Note 6, "Debt Obligations," for further discussion.

Allowance for Doubtful Accounts NCR establishes provisions for doubtful accounts using percentages of accounts receivable balances to reflect historical average credit losses and specific provisions for known issues.

Inventories Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Service parts are included in inventories and include reworkable and non-reworkable service parts. The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis. Excess and obsolete write-offs are established based on forecasted usage, orders, technological obsolescence and inventory aging.

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within other assets and amortized over the estimated useful lives of the resulting software. NCR typically amortizes capitalized internal-use software on a straight-line basis over four to seven years beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software. When it becomes probable that internal-use software being developed will not be completed or placed into service, the internal-use software is reported at the lower of the carrying amount or fair value.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized on a sum-of-the-years' digits or straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. NCR performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenues do not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table identifies the activity relating to total capitalized software:

In millions	2014	2013	2012
Beginning balance as of January 1	$193	$142	$118
Capitalization	140	110	80
Amortization	(69)	(59)	(56)
Impairment	(7)	—	—
Ending balance as of December 31	$257	$193	$142

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Fair values of the reporting units are estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

During the fourth quarter of each year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

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

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $83 million, $68 million, and $64 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 10, "Commitments and Contingencies," and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2014 cannot currently be reasonably determined or are not currently considered probable.

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

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. Dollar is the functional currency, remeasurement adjustments are recorded in other (expense), net.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations) gains and losses are recorded in the currency translation adjustment component of accumulated other comprehensive loss. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in other (expense), net as exchange rates change.

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

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in NCR Manaus to Scopus, we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized $87 million, $124 million and $145 million in revenue related to Bradesco for the years ended December 31, 2014, 2013 and 2012, respectively, and we had $15 million and $9 million in receivables outstanding from Bradesco as of December 31, 2014 and 2013.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

2. RESTRUCTURING PLAN

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

In the year ended December 31, 2014, the Company recorded a total charge of $161 million. Of the total charge, the Company recorded $56 million for inventory-related charges of which $9 million is included in cost of products and $47 million is included in cost of services; $86 million for severance and other employee related costs which is included in restructuring-related charges; $16 million for asset-related charges of which $13 million is included in restructuring-related charges and $3 million is included in other (expense), net; and $5 million for other exit costs which is included in restructuring-related charges offset by $2 million in net income attributable to noncontrolling interests. The Company expects to achieve related annual savings of approximately $105 million in 2016. As a result of the restructuring plan, NCR expects to incur a total charge of approximately $200 million to $225 million and total cash payments of $100 million to $115 million through 2015. These estimates include severance, inventory-related, asset-related and other exit charges.

Severance and other employee related costs Of the $86 million recorded, $73 million was recorded as a discrete cost in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $13 million of employee related costs was recorded in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company made $18 million and $6 million in severance-related payments under ASC 712 and ASC 420, respectively, related to the restructuring plan in the year ended December 31, 2014.

Inventory-related charges The Company recorded $56 million of inventory-related charges for rationalizing its product portfolio to eliminate overlap and redundancy and end-of-lifeing older commodity product lines that are costly to maintain and provide low margins.

Asset-related charges The Company recorded $16 million for asset-related charges, which includes the write-off of certain internal and external use capitalized software for projects that have been abandoned, an impairment of goodwill related to assets held for sale and an other than temporary impairment of an investment that are no longer considered strategic. See Note 5, "Goodwill and Purchased Intangible Assets" and Note 12, “Fair Value of Assets and Liabilities,” for additional information.

Other exit costs The Company recorded and paid $5 million for lease and other contract termination costs.

The results by segment, as disclosed in Note 13, "Segment Information and Concentrations," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of December 31, 2014, which are included in the consolidated balance sheet in other current liabilities.

In millions	2014
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$—
Cost recognized during the period	91
Utilization	(29)
Foreign currency translation adjustments	(2)
Ending balance as of December 31	$60

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other (expense), net are summarized as follows for the years ended December 31:

In millions	2014	2013	2012
Other (expense), net
Interest income	$6	$6	$6
Foreign currency fluctuations and foreign exchange contracts	(32)	(13)	(2)
Impairment of an investment	(3)	—	(7)
Gain on sale of available for sale securities	4	—	—
Other, net	(10)	(2)	(5)
Total other (expense), net	$(35)	$(9)	$(8)
The components of accounts receivable are summarized as follows:

In millions	December 31, 2014	December 31, 2013
Accounts receivable
Trade	$1,382	$1,318
Other	41	39
Accounts receivable, gross	1,423	1,357
Less: allowance for doubtful accounts	(19)	(18)
Total accounts receivable, net	$1,404	$1,339
The components of inventory are summarized as follows:

In millions	December 31, 2014	December 31, 2013
Inventories
Work in process and raw materials	$132	$135
Finished goods	148	202
Service parts	389	453
Total inventories	$669	$790
The components of other current assets are summarized as follows:

In millions	December 31, 2014	December 31, 2013
Other current assets
Current deferred tax assets	$264	$262
Other	240	306
Total other current assets	$504	$568

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2014	December 31, 2013
Property, plant and equipment
Land and improvements	$32	$40
Buildings and improvements	230	237
Machinery and other equipment	715	722
Property, plant and equipment, gross	977	999
Less: accumulated depreciation	(581)	(647)
Total property, plant and equipment, net	$396	$352

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

4. BUSINESS COMBINATIONS AND DIVESTITURES

2014 Acquisitions

Acquisition of Digital Insight Corporation On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation, for which it paid an aggregate purchase price of $1,648 million, which includes $5 million that was withheld by the Company as a source of recovery for possible claims pursuant to the acquisition agreement and was paid to the sellers in the third quarter of 2014 pursuant to the terms of such agreement. The purchase price was paid from the net proceeds of the December 2013 offer and sale of NCR's 5.875% and 6.375% senior unsecured notes and borrowings under NCR's senior secured credit facility. As a result of the acquisition, Digital Insight became a wholly owned subsidiary of NCR.

Digital Insight is a leading U.S. based provider of cloud-based customer-facing digital banking software to domestic financial institutions. The acquisition is consistent with NCR's continued transformation to a software-driven, hardware-enabled business. Digital Insight complements and extends our existing capabilities in the banking industry to form a complete enterprise software platform across both physical and digital channels - mobile, online, branch, and ATM.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Digital Insight was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. This allocation is final as of December 31, 2014.

The allocation of the purchase price for Digital Insight is as follows:

In millions	Fair Value
Tangible assets acquired	$73
Acquired intangible assets other than goodwill	559
Acquired goodwill	1,243
Deferred tax liabilities	(190)
Liabilities assumed	(37)
Total purchase consideration	$1,648

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue synergies expected from combining the operations of NCR and Digital Insight. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Financial Services segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of December 31, 2014.

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

The Company has incurred a total of $15 million of transaction expenses relating to the acquisition, of which $8 million and $7 million is included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

years ended December 31, 2014 and 2013, respectively. See Note 13, “Segment Information and Concentrations” for additional information regarding revenues and operating income related to Digital Insight for the year ended December 31, 2014.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Digital Insight for the years ended December 31, 2014 and 2013. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma financial information for the year ended December 31, 2014 combines the results of NCR for the year ended December 31, 2014, which include the results of Digital Insight subsequent to January 10, 2014 (the acquisition date) and the historical results for Digital Insight for the 10 days preceding the acquisition date. The unaudited financial information for the year ended December 31, 2013 combines the historical results for NCR for the year ended December 31, 2013 with the historical results for Digital Insight for the twelve months ended October 31, 2013, as, prior to the acquisition, Digital Insight had a July 31 fiscal year end.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	For the year ended December 31
In millions	2014	2013
Revenue	$6,599	$6,450
Net income attributable to NCR	$175	$382

The unaudited pro forma results for the year ended December 31, 2014 include:

•	$8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the year ended December 31, 2013 include:

•	$15 million, net of tax, in additional amortization expense for acquired intangible assets;

•
$53 million, net of tax, in interest expense from NCR's 5.875% and 6.375% senior unsecured notes and incremental borrowings under NCR's senior secured credit facility and incremental credit facility, and;

•	$6 million, net of tax, in transaction costs.

2013 Acquisitions

Following is a brief description of the Company's noteworthy acquisitions completed during the 2013 fiscal year:

Acquisition of Retalix Ltd. On February 6, 2013, NCR completed the acquisition of Retalix Ltd. (Retalix), for which it paid an aggregate cash purchase price of $791 million which includes $3 million to be recognized as compensation expense within selling, general and administrative expenses over a period of approximately three years from the acquisition date. The purchase price was paid from the net proceeds of the December 2012 offer and sale of NCR's 4.625% senior unsecured notes and borrowings under NCR's senior secured credit facility. As a result of the acquisition, Retalix became an indirect wholly owned subsidiary of NCR. Retalix is a leading global provider of innovative retail software. The acquisition is consistent with NCR's continued transformation to a hardware-enabled, software-driven business. Retalix's strength with blue-chip retailers is highly complementary and provides additional sales opportunities across the combined installed base.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Retalix was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. This allocation was final as of December 31, 2013.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The allocation of the purchase price for Retalix was as follows:

In millions	Fair Value
Cash and cash equivalents	$127
Accounts receivable	107
Other tangible assets	56
Acquired goodwill	461
Acquired intangible assets other than goodwill	205
Deferred tax liabilities	(52)
Liabilities assumed	(116)
Total purchase consideration	$788

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $35 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment.

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

The Company incurred a total of $9 million of transaction expenses relating to the acquisition, of which $6 million and $3 million are included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the years ended December 31, 2013 and 2012, respectively. See Note 13, “Segment Information and Concentrations” for additional information regarding revenues and operating income related to Retalix for the year ended December 31, 2013.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Acquisition of Alaric Systems Limited On December 2, 2013, the Company acquired all of the outstanding share capital of Alaric Systems Limited (Alaric Systems) in exchange for approximately $84 million, plus related acquisition costs. Alaric Systems is a provider of secure transaction switching and fraud prevention software. Goodwill recognized related to this acquisition was $55 million, of which it is expected that zero will be deductible for tax purposes. The goodwill and their results from the date of acquisition has been reported within our Financial Services segment. As a result of the Alaric Systems acquisition, NCR recorded $37 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 8 years. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

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

2012 Acquisitions

Following is a brief description of the Company's noteworthy acquisitions completed during the 2012 fiscal year:

Acquisition of POS and RDS On February 7, 2012, the Company acquired all of the outstanding capital stock of POS Integrated Solutions Do Brasil Comercio E Servicos De Informatica S.A. (POS) and RDS South America Comercio E Servicos De Informatica S.A. (RDS) for aggregate purchase consideration of approximately $1 million, plus related acquisition costs.  POS and RDS were resellers of certain of the Company's hardware and software, and their results have been reported within our Hospitality segment since the date of the acquisitions.

Acquisition of Wyse Sistemas de Informatica Ltda. On May 31, 2012, the Company acquired all of the outstanding units of membership interest of Wyse Sistemas de Informatica Ltda. (Wyse) for aggregate purchase consideration of approximately $13

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

million, plus related acquisition costs.  Wyse was a developer and provider of point of sale software specifically designed for the hospitality market in Brazil, and their results have been reported within our Hospitality segment since the date of the acquisition.

Hospitality Reseller Acquisitions During 2012, the Company acquired the assets of six of its domestic Hospitality resellers in separate transactions for aggregate purchase consideration of approximately $28 million, plus related acquisition costs.

Acquisition of Transoft, Inc. On September 7, 2012, the Company acquired substantially all of the assets of Transoft, Inc. for aggregate purchase consideration of approximately $40 million, plus related acquisition costs, of which the Company recognized $7 million as compensation expense included within selling, general and administrative expenses over a period of two years from the acquisition date. Transoft, Inc. was a global leader in cash management software for financial institutions, and their results have been reported within our Financial Services segment since the date of the acquisition.

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

Approximately $11 million of the aggregate purchase consideration was withheld by the Company as a source of recovery for possible claims under the acquisition agreements for the 2012 acquisitions noted above, and was paid to the respective sellers pursuant to the terms of such agreements. As a result of the above noted 2012 acquisitions, NCR recorded $34 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 7 years.

The operating results of the businesses acquired in 2012 have been included within NCR’s results as of the closing date of each acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Consolidated Statements of Operations. The purchase price of these businesses, reported in business acquisitions, net within investing activities in the Consolidated Statements of Cash Flows, has been allocated based on the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Goodwill recognized in the Company's 2012 acquisitions was $85 million, of which it is expected that $55 million of the goodwill will be deductible for tax purposes.

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
The following table includes the results of the Entertainment business, which we historically included in our former Entertainment segment:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	For the year ended December 31
2012
Revenue	$62
Operating expenses	101
Loss from operations	(39)
Gain from divestiture of the business	33
Loss before income taxes	(6)
Income tax benefit	(2)
Loss from discontinued operations, net of tax	$(4)

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment are included in the tables below. Foreign currency fluctuations are included within other adjustments. In 2014, the Company impaired goodwill related to assets held for sale that are no longer considered strategic. See Note 2, "Restructuring Plan," for additional information.

	January 1, 2014						December 31, 2014
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$255	$—	$255	$1,243	$—	$(5)	$1,493	$—	$1,493
Retail Solutions	581	(3)	578	—	(4)	—	581	(7)	574
Hospitality	676	—	676	—	—	(7)	669	—	669
Emerging Industries	25	—	25	—	—	(1)	24	—	24
Total goodwill	$1,537	$(3)	$1,534	$1,243	$(4)	$(13)	$2,767	$(7)	$2,760

	January 1, 2013						December 31, 2013
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$202	$—	$202	$55	$—	$(2)	$255	$—	$255
Retail Solutions	120	(3)	117	461	—	—	581	(3)	578
Hospitality	659	—	659	23	—	(6)	676	—	676
Emerging Industries	25	—	25	—	—	—	25	—	25
Total goodwill	$1,006	$(3)	$1,003	$539	$—	$(8)	$1,537	$(3)	$1,534

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below. The increase in the gross carrying amount is primarily due to the acquisition detailed in Note 4, "Business Combinations and Divestitures."

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	Amortization Period (in Years)	December 31, 2014		December 31, 2013
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$660	$(63)	$328	$(37)
Intellectual property	2 - 8	393	(181)	275	(118)
Customer contracts	8	89	(22)	—	—
Tradenames	2 - 10	74	(24)	61	(15)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,224	$(298)	$672	$(178)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2014	For the years ended December 31 (estimated)
In millions		2015	2016	2017	2018	2019
Amortization expense	120	$127	$125	$116	$85	$75

6. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	December 31, 2014		December 31, 2013
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$85	2.91%	$28	2.55%
Trade Receivables Securitization Facility	96	0.83%	—	—%
Other (2)	6	7.31%	6	7.11%
Total short-term borrowings	$187		$34
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,246	2.91%	$1,087	2.55%
Revolving credit facility due 2018 (1)	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	26	7.23%	33	7.21%
Total long-term debt	$3,472		$3,320

(1)
Interest rates are weighted average interest rates as of December 31, 2014 and 2013 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of December 31, 2014 and 2013 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  The Company is party to a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders (as amended, the Senior Secured Credit Facility). As of December 31, 2014, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2014, there were no outstanding letters of credit.

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending after June 30, 2014 and on or prior to December 31, 2014, (a) the sum of (x) 4.50 and (y) an amount (not to exceed 0.25) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (iii) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (iv) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•
an interest coverage ratio on the last day of any fiscal quarter greater than or equal to (i) in the case of any fiscal quarter ending on or prior to December 31, 2014, 3.00 to 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2014, 3.50 to 1.00.

At December 31, 2014, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Trade Receivables Securitization Facility In November 2014, the Company established a two-year revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

lenders.  The A/R Facility provides for up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $373 million of outstanding accounts receivable as of December 31, 2014, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2014.

The financing subsidiary will pay annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility will accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is a committed lender, or (ii) based on commercial paper interests rates if the lender is a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

The A/R Facility contains various customary affirmative and negative covenants and default and termination provisions which provide for the acceleration of the advances under the A/R Facility in circumstances including, but not limited to, failure to pay interest or principal when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at December 31, 2014 are summarized below:

		For the years ended December 31
In millions	Total	2015	2016	2017	2018	2019	Thereafter
Debt maturities	$3,659	$91	$220	$142	$995	$1	$2,210

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2014 and 2013 was $3.67 billion and $3.33 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

7. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2014	2013	2012
Income (loss) before income taxes
United States	$(235)	$29	$280
Foreign	372	525	418
Total income (loss) from continuing operations before income taxes	$137	$554	$698

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2014	2013	2012
Income tax expense (benefit)
Current
Federal	$(4)	$(13)	$6
State	2	3	—
Foreign	79	105	73
Deferred
Federal	(88)	19	155
State	(7)	(4)	1
Foreign	(30)	(12)	(12)
Total income tax expense (benefit)	$(48)	$98	$223

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2014	2013	2012
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$48	$194	$245
Foreign income tax differential	(72)	(86)	(50)
U.S. permanent book/tax differences	(2)	3	(3)
Tax audit settlements	(15)	—	(12)
Change in liability for unrecognized tax benefits	—	29	12
Nondeductible transaction costs	1	1	1
U.S. valuation allowance	(8)	—	17
Valuation allowance releases	—	(25)	—
Tax extenders legislation	—	(16)	14
Other, net	—	(2)	(1)
Total income tax expense (benefit)	$(48)	$98	$223

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2014, we favorably settled examinations with the IRS for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax provision was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit. During 2012, we favorably settled examinations with Canada for the 2003 tax year and Japan for tax years 2001 through 2006 that resulted in tax benefits of $14 million and $13 million, respectively. In addition, the 2012 tax provision was favorably impacted by the mix of earnings by country. These benefits were partially offset by an increase of $17 million to the U.S. valuation allowance.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2014	2013
Deferred income tax assets
Employee pensions and other benefits	$207	$119
Other balance sheet reserves and allowances	170	170
Tax loss and credit carryforwards	739	719
Capitalized research and development	107	101
Property, plant and equipment	8	7
Other	32	52
Total deferred income tax assets	1,263	1,168
Valuation allowance	(294)	(364)
Net deferred income tax assets	969	804
Deferred income tax liabilities
Intangibles	302	125
Taxable distribution	55	—
Capitalized software	32	20
Other	4	7
Total deferred income tax liabilities	393	152
Total net deferred income tax assets	$576	$652

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2014, our net deferred tax assets in the United States totaled approximately $456 million. We evaluated the realizability of the U.S. deferred tax assets by weighing positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2014, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $1.6 billion. The net operating loss carryforwards, subject to expiration, expire in the years 2015 through 2034. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in U.S. federal net operating loss carryforwards but not reflected in deferred tax assets for the year ended December 31, 2014 was $99 million. Upon realization of the U.S. federal net operating losses, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital. In addition, the Company had U.S. tax credit carryforwards of $315 million. Approximately $21 million of the credit carryforwards do not expire, and $294 million of the credit carryforwards expire in the years 2015 through 2034.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2014	2013	2012
Gross unrecognized tax benefits - January 1	$277	$256	$273
Increases related to tax positions from prior years	34	33	24
Decreases related to tax positions from prior years	(50)	(33)	(16)
Increases related to tax provisions taken during the current year	43	40	30
Settlements with tax authorities	(14)	(2)	(35)
Lapses of statutes of limitation	(42)	(17)	(20)
Total gross unrecognized tax benefits - December 31	$248	$277	$256

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Of the total amount of gross unrecognized tax benefits as of December 31, 2014, $145 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $1 million, $8 million, and $4 million of expense for the years ended December 31, 2014, 2013, and 2012, respectively. The gross amount of interest and penalties accrued as of December 31, 2014 and 2013 was $54 million and $56 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open to examination from 2011 forward. The IRS examination of our 2009 and 2010 income tax returns was resolved during 2014. In 2014, the IRS commenced an examination of our 2011, 2012 and 2013 income tax returns, which is ongoing. Tax years beginning after 2001 are still open to examination by certain foreign taxing authorities, including several major taxing jurisdictions. We are open to examination from 2001 onward in Korea and India and from 2002 onward in Canada.

During 2015, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $30 million to $35 million in the next 12 months due to the resolution of these tax matters.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2014 on approximately $2.1 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Due to the complexities in the tax laws, the assumptions that we would have to make and the availability and calculation of associated foreign tax credits, it is not practicable to determine the amount of the related unrecognized deferred income tax liability associated with these undistributed earnings.

8. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments, including grants of stock options, as compensation expense in its financial statements based on their fair value.

As of December 31, 2014, the Company’s primary types of stock-based compensation were restricted stock and stock options. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2014	2013	2012
Restricted stock	$31	$39	$46
Stock options	—	2	3
Total stock-based compensation (pre-tax)	31	41	49
Tax benefit	(10)	(13)	(14)
Total stock-based compensation (net of tax)	$21	$28	$35

Approximately 17 million shares are authorized to be issued under the 2013 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The following table reports restricted stock activity during the year ended December 31, 2014:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested shares as of January 1	5,309	$22.30
Shares granted	2,339	$31.85
Shares vested	(2,214)	$19.35
Shares forfeited	(884)	$27.63
Unvested shares as of December 31	4,550	$27.78

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of shares vested and distributed was $66 million in 2014, $33 million in 2013, and $68 million in 2012. As of December 31, 2014, there was $59 million of unrecognized compensation cost related to unvested restricted stock grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.1 years. The weighted average grant date fair value for restricted stock awards granted in 2013 and 2012 was $25.64 and $19.59, respectively.

The following table represents the composition of restricted stock grants in 2014:

Shares in thousands	Number of Shares	Weighted Average Grant-Date Fair Value
Service-based shares	1,288	$33.15
Performance-based shares	1,051	$30.25
Total restricted stock grants	2,339	$31.85

The 2014 performance-based share grant activity above includes 0.8 million shares related to the 2014 to 2015 performance period. The remaining performance-based share grant activity in 2014 relates to the achievement of performance goals in 2014 associated with performance-based shares granted in a prior period.

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

Stock-based compensation expense for options was computed using the Black-Scholes option-pricing model. During the years ended December 31, 2014 and 2013, the Company did not grant any stock options. The weighted average fair value of options granted was estimated based on the below weighted average assumptions and was $8.24 per share in 2012.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

2012
Dividend yield	—
Risk-free interest rate	0.78%
Expected volatility	40.1%
Expected holding period (years)	5.0

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	1,938	$17.32
Granted	—	$—
Exercised	(455)	$15.57
Forfeited or expired	(3)	$16.07
Outstanding as of December 31	1,480	$17.86	3.30	$17
Fully vested and expected to vest as of December 31	1,480	$17.86	3.30	$17
Exercisable as of December 31	1,473	$17.86	3.28	$17

The total intrinsic value of all options exercised was $8 million in 2014, $37 million in 2013, and $31 million in 2012. Cash received from option exercises under all share-based payment arrangements was $7 million in 2014, $51 million in 2013, and $47 million in 2012. The tax benefit realized from these exercises was $2 million in 2014, $12 million in 2013, and $10 million in 2012.

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.2 million shares in 2014, 0.2 million shares in 2013, and 0.3 million shares in 2012, for approximately $6 million in 2014, 2013, and 2012. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 1.5 million authorized shares remain unissued as of December 31, 2014.

9. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit plans. NCR’s U.S. pension plan no longer offers additional benefits and is closed to new participants. Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans are also closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in corporate and government debt securities, insurance products, common and commingled trusts, publicly traded common stocks, real estate investments, and cash or cash equivalents.

NCR recognizes the funded status of each applicable plan on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. For pension plans, changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually in the fourth quarter of each year. For

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

postretirement and postemployment plans, changes to the funded status are recognized as a component of other comprehensive loss in stockholders' equity.

NCR sponsors a U.S. postretirement benefit plan that no longer offers benefits to U.S. participants who had not reached a certain age and years of service with NCR. The plan provides medical care benefits to retirees and their eligible dependents. Non-U.S. employees are typically covered under government-sponsored programs, and NCR generally does not provide postretirement benefits other than pensions to non-U.S. retirees. NCR generally funds these benefits on a pay-as-you-go basis.

NCR offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with NCR’s established postemployment benefit practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. NCR provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis.

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation as of January 1	$2,931	$3,462	$2,214	$2,249	$5,145	$5,711
Net service cost	—	—	12	14	12	14
Interest cost	130	124	81	79	211	203
Amendment	—	—	18	4	18	4
Actuarial (gain) loss	353	(271)	332	(45)	685	(316)
Benefits paid	(1,143)	(410)	(393)	(113)	(1,536)	(523)
Plan participant contributions	—	—	3	3	3	3
Settlement	—	—	(1)	—	(1)	—
Special termination benefit cost	—	26	—	—	—	26
Acquired pension obligation	—	—	—	4	—	4
Currency translation adjustments	—	—	(160)	19	(160)	19
Benefit obligation as of December 31	$2,271	$2,931	$2,106	$2,214	$4,377	$5,145
Accumulated benefit obligation as of December 31	$2,271	$2,931	$2,070	$2,180	$4,341	$5,111

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2014	2013	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets as of January 1	$2,683	$3,022	$2,373	$2,228	$5,056	$5,250
Actual return on plan assets	326	(116)	433	129	759	13
Company contributions	18	187	69	96	87	283
Benefits paid	(1,143)	(410)	(393)	(113)	(1,536)	(523)
Currency translation adjustments	—	—	(160)	30	(160)	30
Plan participant contributions	—	—	3	3	3	3
Fair value of plan assets as of December 31	$1,884	$2,683	$2,325	$2,373	$4,209	$5,056

During 2014, the Company offered a voluntary lump sum payment option to certain former employees who were participants of the Company's U.S. pension plan who had started monthly payments of their pension benefit. The voluntary lump sum payment offer was completed during the fourth quarter of 2014. In addition, during 2014, the Company entered into an agreement with an

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

insurer, where the Company's U.S. Qualified plan purchased a single premium group annuity contract from the insurer in order to secure benefits for approximately 4,500 former employees or their related beneficiaries who commenced monthly pension benefits under the Plan before January 1, 1994. Additionally, during 2014, the Company transferred the pension plan obligations in Spain and the Netherlands to a third party through the completion of a buy-out of the pension plans.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2014	2013	2014	2013	2014	2013
Funded Status	$(387)	$(248)	$219	$159	$(168)	$(89)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$551	$478	$551	$478
Current liabilities	—	(17)	(14)	(18)	(14)	(35)
Noncurrent liabilities	(387)	(231)	(318)	(301)	(705)	(532)
Net amounts recognized	$(387)	$(248)	$219	$159	$(168)	$(89)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	17	2	17	2
Total	$—	$—	$17	$2	$17	$2

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,935 million, $2,922 million, and $2,244 million, respectively, as of December 31, 2014, and $3,319 million, $3,311 million and $2,582 million, respectively, as of December 31, 2013.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net service cost	$—	$—	$—	$12	$14	$14	$12	$14	$14
Interest cost	130	124	159	81	79	83	211	203	242
Expected return on plan assets	(118)	(109)	(127)	(104)	(99)	(98)	(222)	(208)	(225)
Amortization of prior service cost	—	—	—	2	6	7	2	6	7
Special termination benefit cost	—	26	—	—	—	—	—	26	—
Settlement	—	—	—	(1)	—	—	(1)	—	—
Actuarial (gain) loss	146	(43)	(293)	4	(76)	31	150	(119)	(262)
Net periodic benefit (income) cost	$158	$(2)	$(261)	$(6)	$(76)	$37	$152	$(78)	$(224)

During 2014, the Company transferred the pension plan obligations in Spain and the Netherlands to a third party through the completion of a buy-out of the pension plans, resulting in an actuarial loss in 2014. During 2013, a select group of U.S. employees were offered the option to participate in a voluntary early retirement opportunity, which included incremental benefits for each employee who elected to participate, resulting in recognition of special termination benefit costs totaling $26 million. Additionally, during the year ended December 31, 2013, an actuarial gain of $15 million was recognized associated with the termination of NCR's U.S. non-qualified pension plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.0%	4.6%	2.9%	3.8%	3.5%	4.3%
Rate of compensation increase	N/A	N/A	1.8%	2.7%	1.8%	2.7%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.6%	3.8%	4.0%	3.8%	3.7%	4.1%	4.3%	3.7%	4.0%
Expected return on plan assets	4.6%	3.8%	4.8%	4.5%	4.6%	4.8%	4.5%	4.1%	4.8%
Rate of compensation increase	N/A	N/A	N/A	2.7%	2.5%	3.0%	2.7%	2.5%	3.0%

The discount rate used to determine December 31, 2014 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows. During 2014, the Society of Actuaries published updated mortality tables and an improvement scale for U.S. plans, which both reflect improved longevity. Based on evaluation of these new tables, we updated our mortality assumptions for our U.S. pension benefits as of December 31, 2014.

NCR employs a building block approach as its primary approach in determining the long-term expected rate of return assumptions for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatilities generate higher returns over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data may be used to review and assess the results for reasonableness and appropriateness.

Plan Assets The weighted average asset allocations as of December 31, 2014 and 2013 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2014	2013		2014	2013
Equity securities	—%	—%	0%	10%	11%	7 - 14%
Debt securities and insurance products	95%	97%	95 - 100%	77%	76%	71 - 80%
Real estate	2%	1%	0 - 2%	6%	6%	3 - 6%
Other	3%	2%	0 - 3%	7%	7%	5 - 11%
Total	100%	100%		100%	100%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The fair value of plan assets as of December 31, 2014 and 2013 by asset category is as follows:

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$46	$46	$—	$—
Fixed income securities:
Government securities	2	215	—	215	—	131	—	131	—
Corporate debt	3	903	—	903	—	232	—	227	5
Other types of investments:
Money market funds	4	47	—	47	—	29	—	29	—
Common and commingled trusts - Equities	4	—	—	—	—	148	—	148	—
Common and commingled trusts - Bonds	4	517	—	517	—	198	—	198	—
Common and commingled trusts - Short Term Investments	4	49	—	49	—	32	—	32	—
Common and commingled trusts - Balanced	4	—	—	—	—	124	—	124	—
Partnership/joint venture interests - Real estate	5	34	—	—	34	—	—	—	—
Partnership/joint venture interests - Other	5	40	—	—	40	25	—	—	25
Mutual funds	4	79	79	—	—	—	—	—	—
Insurance products	6	—	—	—	—	1,232	—	1	1,231
Real estate and other	5	—	—	—	—	128	—	—	128
Total		$1,884	$79	$1,731	$74	$2,325	$46	$890	$1,389

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$65	$65	$—	$—
Fixed income securities:
Government securities	2	260	—	260	—	209	—	205	4
Corporate debt	3	1,091	—	1,091	—	110	—	110	—
Other types of investments:
Money market funds	4	24	—	24	—	57	—	57	—
Common and commingled trusts - Equities	4	—	—	—	—	155	—	155	—
Common and commingled trusts - Bonds	4	1,035	—	1,035	—	153	—	153	—
Common and commingled trusts - Short Term Investments	4	44	—	44	—	—	—	—	—
Common and commingled trusts - Balanced	4	—	—	—	—	158	—	158	—
Partnership/joint venture interests - Real estate	5	35	—	—	35	—	—	—	—
Partnership/joint venture interests - Other	5	48	—	—	48	49	—	—	49
Mutual funds	4	146	146	—	—	—	—	—	—
Insurance products	6	—	—	—	—	1,283	—	1,283	—
Real estate and other	5	—	—	—	—	134	—	—	134
Total		$2,683	$146	$2,454	$83	$2,373	$65	$2,121	$187

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.

6.
For insurance products, when quoted prices are not available for identical or similar investments, the insurance product is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields on similar instruments but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2012	$63	$193
Realized and unrealized gains and losses, net	8	19
Purchases, sales and settlements, net	(16)	(29)
Transfers, net	28	4
Balance, December 31, 2013	$83	$187
Realized and unrealized gains and losses, net	10	(6)
Purchases, sales and settlements, net	(19)	(24)
Transfers, net	—	1,232
Balance, December 31, 2014	$74	$1,389

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, we have rebalanced the asset allocation to a portfolio of 95% of fixed income assets as of December 31, 2014. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

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

From time to time, the Company may invest in insurance contracts, known as buy-in contracts, as a step towards transferring a plan’s liabilities to a third party. In November 2013, the trustees of the NCR Pension Plan (UK) entered into an agreement with Pension Insurance Corporation (PIC) to purchase, as a plan asset, an insurance policy with PIC to facilitate the wind-up and buy-out of the pension plan, which we now expect to occur in 2015 or early 2016. At December 31, 2014, the value of the insurance contract used significant unobservable inputs; therefore, we have classified the contract as Level 3 in the plan assets table above. NCR Limited, a UK subsidiary of the Company, is the principal employer of the pension plan which has approximately 5,400 participants and was approximately $420 million overfunded as of December 31, 2014.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2014	2013
Change in benefit obligation
Benefit obligation as of January 1	$27	$35
Gross service cost	—	—
Interest cost	1	1
Actuarial (gain) loss	1	(5)
Plan participant contributions	2	2
Benefits paid	(5)	(6)
Benefit obligation as of December 31	$26	$27

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2014	2013
Benefit obligation	$(26)	$(27)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(3)	$(4)
Noncurrent liabilities	(23)	(23)
Net amounts recognized	$(26)	$(27)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$20	$20
Prior service benefit	(51)	(69)
Total	$(31)	$(49)

The net periodic benefit (income) cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2014	2013	2012
Interest cost	$1	$1	$1
Net service cost	—	—	—
Amortization of:
Prior service benefit	(18)	(18)	(18)
Actuarial loss	2	2	3
Net periodic benefit (income) cost	$(15)	$(15)	$(14)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2014	2013	2014	2013	2012
Discount rate	3.1%	3.4%	3.4%	2.6%	3.3%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2014		2013
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	7.0%	6.0%	7.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2024	2024	2024	2024

In addition, a one percentage point change in assumed healthcare cost trend rates would have had an immaterial impact on the postretirement benefit income and obligation.

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2014	2013
Change in benefit obligation
Benefit obligation as of January 1	$176	$258
Restructuring program cost	73	—
Service cost	17	24
Interest cost	5	6
Amendments	(1)	1
Benefits paid	(31)	(35)
Curtailment	—	(51)
Foreign currency exchange	(16)	(6)
Actuarial (gain) loss	4	(21)
Benefit obligation as of December 31	$227	$176

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2014	2013
Benefit obligation	$(227)	$(176)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(80)	$(30)
Noncurrent liabilities	(147)	(146)
Net amounts recognized	$(227)	$(176)
Amounts recognized in accumulated other comprehensive loss
Net actuarial (gain) loss	$(3)	$5
Prior service benefit	(15)	(18)
Total	$(18)	$(13)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2014	2013	2012
Service cost	$17	$24	$24
Interest cost	5	6	9
Amortization of:
Prior service benefit	(4)	(4)	(6)
Actuarial (gain) loss	(2)	5	11
Curtailment gain	—	(13)	—
Net benefit cost	$16	$18	$38
Restructuring severance cost	73	—	(1)
Net periodic benefit cost	$89	$18	$37

During the year ended December 31, 2014, restructuring charges for employee severance of $73 million were recognized associated with the restructuring plan announced in July 2014. See Note 2, "Restructuring Plan," for additional information.

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a curtailment benefit of $13 million.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2014	2013	2014	2013	2012
Discount rate	2.1%	3.2%	3.2%	2.9%	3.5%
Salary increase rate	2.0%	2.8%	2.8%	2.6%	3.2%
Involuntary turnover rate	4.8%	4.8%	4.8%	5.5%	5.5%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2015, and plans to contribute approximately $35 million to the international pension plans in 2015. The Company also plans to make contributions of $4 million to the U.S. postretirement plan and $80 million to the postemployment plan in 2015.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2015	$118	$85	$203	$4	$80
2016	$121	$85	$206	$3	$25
2017	$123	$85	$208	$3	$24
2018	$126	$87	$213	$2	$23
2019	$129	$87	$216	$2	$22
2020 - 2024	$680	$444	$1,124	$7	$89

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $20 million in 2014,

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

$12 million in 2013, and $10 million in 2012. The expense under international and subsidiary savings plans was $24 million in 2014, $22 million in 2013, and $17 million in 2012.

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2015 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (income)	$—	$1	$1	$(18)	$(4)
Actuarial loss	$—	$—	$—	$2	$—

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2014 cannot currently be reasonably determined, or are not currently considered probable.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In relation to a patent infringement case filed by a company known as Automated Transactions LLC (ATL), the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL's appeal of that ruling was decided in favor of 7-Eleven and Cardtronics in 2012, and its petition for review by the United States Supreme Court was denied in January 2013. ATL contended that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus additional more recently issued patents; that suit was consolidated with the first case. In the course of the litigation ATL conceded that the ATMs used by 7-Eleven and Cardtronics did not infringe the ATL patents and granted these NCR customers a covenant not to sue. In light of the covenant, on November 25, 2014 the Court dismissed the consolidated lawsuits against 7-Eleven and Cardtronics with prejudice. Because ATL has continued to raise claims of alleged infringement with other NCR customers, the Company has filed a declaratory judgment action against ATL seeking to invalidate the ATL patents.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $63 million as of December 31, 2014, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $66 million as of December 31, 2014.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Various litigation proceedings concerning the Fox River are pending, and, as the result of appellate decisions in September 2014, NCR’s potential liability for the Fox River matter, for purposes of calculating the Company’s Fox River reserve, is no longer considered to be 100% of the remediation costs in the lower parts of the river. In a contribution action filed in 2008 seeking to determine allocable responsibility of several companies and governmental entities, a federal court in Wisconsin had issued rulings in 2009 and 2011 that effectively placed all remediation liability on NCR for four of the five “operable units” of the site. In another part of the same lawsuit, the Company prevailed in a 2012 trial on claims seeking to hold it liable under an “arranger” theory for the most upriver portion of the site, operable unit 1.

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case is on remand to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case is scheduled for trial on June 13, 2016.

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 that court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order; through late 2014 only NCR had complied with the injunction. Several parties, including NCR, appealed from the judgment. In a companion opinion to the ruling described in the preceding paragraph, the United States Court of Appeals for the Seventh Circuit, also on September 25, 2014, vacated the injunction, and also vacated the declaratory judgment that had been entered against the Company. (The declaratory judgment with respect to liability under the 2007 Order against another defendant, P.H. Glatfelter Company, which pursued its appeal on grounds different from those pursued by NCR, was affirmed.) The court also ruled that NCR’s defense based on divisibility of harm at the site, which the district court had rejected, must be reconsidered by that court. The case is on remand to the federal district court in Wisconsin for further proceedings, in which NCR will seek to have its divisibility defense upheld, and seek to have portions of remediation liability, including the responsibility to perform remaining work, apportioned to other parties. (With respect to remaining remediation work, one other PRP, GP, has agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.) In the remanded case the Governments filed a motion to restore the declaratory judgment against the Company in the quarter ending December 31, 2014; that motion is expected to be decided in the first or second quarter of 2015.

In April 2012, the court ruled in the Government enforcement action that API did not have direct CERCLA liability to the Governments, without disturbing API’s continuing obligation to pay under the Cost Sharing Agreement, arbitration award and judgment. Following the court's decision and API's subsequent and disputed withdrawal from the LLC, API refused to pay for remediation costs and the Company funded the cost of remediation activity required under the injunction. In 2013 and 2014, the Company and API engaged in arbitration proceedings over API’s failure to pay. NCR’s claims for payment against API as of September 30, 2014 (prior to entry into the Funding Agreement) totaled to approximately $108 million, exclusive of interest. The arbitration dispute was generally superseded by the Funding Agreement, pursuant to which the Company received the sum of approximately $93 million on September 30, 2014, against its remediation funding from April 2012 through October 2014; the funds were contributed in differing portions by BAT, API and Windward Prospects. An additional $13 million was received under the Funding Agreement in the quarter ending December 31, 2014, against ongoing remediation expenses. The Company expects to continue to benefit in the future from the funds to be provided by the Funding Agreement

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

and will have the opportunity under it to recover, from third parties and/or BAT, the remainder of the funds it had sought to collect from API.

NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total clean-up costs, which are estimated at $825 million (there can be no assurances that this estimate will not be significantly higher as work progresses); (2) total NRD for the site (in connection with a consent decree settlement for other PRPs approved in December 2014, the government represented it would no longer seek additional NRD from the remaining parties); (3) the share of clean-up costs and NRD that NCR will bear, as determined in the litigation or otherwise; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, which is established by the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2014, the net reserve for the Fox River matter was approximately $40 million, compared to $112 million as of December 31, 2013. The decrease in the net reserve is due to payments for clean-up activities and litigation costs, and the reduction in NCR's estimated relative share of liability for remediation costs resulting from the court rulings discussed above. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2014 and 2013, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $30 million and $51 million as of December 31, 2014 and 2013, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through December 31, 2014, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to that point in time; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability will be litigated in a subsequent phase of the case, with trial scheduled to commence on September 22, 2015; NCR has preserved its right to appeal the September 2013 decision. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Alcatel-Lucent indemnity and to the API/BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Consolidated Financial Statements. As of December 31, 2014 and 2013, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the the years ended December 31 as follows:

In millions	2014	2013	2012
Warranty reserve liability
Beginning balance as of January 1	$22	$26	$23
Accruals for warranties issued	37	39	46
Settlements (in cash or in kind)	(37)	(43)	(43)
Ending balance as of December 31	$22	$22	$26

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

that are not material to the overall lease portfolio. Future minimum lease payments under non-cancelable operating leases as of December 31, 2014, for the following fiscal years were:

In millions	2015	2016	2017	2018	2019
Minimum lease obligations	$92	$66	$46	$19	$13

Total rental expense for operating leases was $128 million in 2014, $118 million in 2013, and $102 million in 2012.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2014, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of December 31, 2014 was $462 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2014, the balance in AOCI related to the interest rate swap agreement was a loss of $3 million, net of tax.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$462	$6
Foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$—			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$186	$1	Other current liabilities	$330	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$1			$11

	Fair Values of Derivative Instruments
	December 31, 2013
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$518	$10
Foreign exchange contracts	Other current assets	103	1	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$1			$10
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$158	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$11

(1) As of December 31, 2014, approximately $4 million was recorded in other current liabilities and $2 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2013, approximately $3 million was recorded in other current liabilities and $7 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Interest rate swap	$(2)	$—	(12)	Interest expense	$(5)	$(7)	$(5)	Interest expense	$—	$—	$—
Foreign exchange contracts	$1	$2	(2)	Cost of products	$1	$1	$4	Other (expense), net	$—	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Foreign exchange contracts	Other (expense), net	$11	$(19)	$(8)
Refer to Note 12, “Fair Value of Assets and Liabilities,” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2014 and 2013, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2014 and 2013 are set forth as follows:

		Fair Value Measurements at December 31, 2014 Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$82	$82	$—	$—
Available for sale securities (2)	—	—	—	—
Foreign exchange contracts (3)	1	—	1	—
Total	$83	$82	$1	$—
Liabilities:
Interest rate swap (4)	$6	$—	$6	$—
Foreign exchange contracts (4)	5	—	5	—
Total	$11	$—	$11	$—

		Fair Value Measurements at December 31, 2013 Using
In millions	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$9	$9	$—	$—
Available for sale securities (2)	8	8	—	—
Foreign exchange contracts (3)	2	—	2	—
Total	$19	$17	$2	$—
Liabilities:
Interest rate swap (4)	$10	$—	$10	$—
Foreign exchange contracts (4)	1	—	1	—
Total	$11	$—	$11	$—

_____________
(1)    Included in Cash and cash equivalents in the Consolidated Balance Sheet.
(2)    Included in Other assets in the Consolidated Balance Sheet.
(3)    Included in Other current assets in the Consolidated Balance Sheet.
(4)    Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheet.
Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds which generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
Available-For-Sale Securities The Company had investments in mutual funds and equity securities that were valued using the market approach with quotations from stock exchanges in Japan. As a result, available-for-sale securities were classified within Level 1 of the valuation hierarchy.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During 2014 and 2012, we measured the fair value of investments utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the years ended December 31, 2014 and 2012, we recorded other-than-temporary impairment charges of $3 million and $7 million, respectively, in other (expense), net in the Consolidated Statements of Operations based on Level 3 valuations. As of December 31, 2014 and 2012, there was no remaining carrying value of the related investments. See Note 2, "Restructuring Plan," for additional information on the charge recorded for the year ended December 31, 2014. No impairment charges or material non-recurring fair value adjustments were recorded during the year ended December 31, 2013.

13. SEGMENT INFORMATION AND CONCENTRATIONS
Operating Segment Information The Company manages and reports its businesses in the following four segments:

•
Financial Services - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services. We also offer a complete line of printer consumables.

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

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in our Emerging Industries segment are solutions designed to enhance the customer experience for the travel industry, such as self-service kiosks, and the small business industry, such as an all-in-one point of sale solution. Additionally, we offer installation, maintenance, and managed and professional services.

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
In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense (benefit), as well as other significant, non-recurring items, are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile to income from operations.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2014	2013	2012
Revenue by segment
Financial Services (1)	$3,561	$3,115	$3,201
Retail Solutions (2)	2,008	2,034	1,667
Hospitality	659	626	522
Emerging Industries	363	348	340
Consolidated revenue	6,591	6,123	5,730
Operating income by segment
Financial Services (1)	543	356	327
Retail Solutions (2)	155	205	102
Hospitality	91	100	85
Emerging Industries	31	56	75
Subtotal - segment operating income	820	717	589
Pension expense (benefit)	152	(78)	(224)
Other adjustments(3)	315	129	65
Income from operations	$353	$666	$748

(1)
From the acquisition date of January 10, 2014 through December 31, 2014, Digital Insight contributed $349 million in revenue and $104 million, in segment operating income to the Financial Services segment.

(2)	From the acquisition date of February 6, 2013 through December 31, 2013, Retalix contributed $298 million in revenue and $53 million in segment operating income to the Retail Solutions segment.

(3)	The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2014	2013	2012
Restructuring plan	$160	$—	$—
Acquisition-related amortization of intangible assets	119	65	38
Acquisition-related costs	27	46	23
Acquisition-related purchase price adjustments	6	15	—
OFAC and FCPA investigations	3	3	4
Total other adjustments	$315	$129	$65

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2014	2013	2012
Product revenue	$2,892	$2,912	$2,854
Professional services, installation services and cloud revenue	1,710	1,259	927
Total solution revenue	4,602	4,171	3,781
Support services revenue	1,989	1,952	1,949
Total revenue	$6,591	$6,123	$5,730

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Revenues are attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2014	%	2013	%	2012	%
Revenue by Geographic Area
United States	$2,723	41%	$2,383	39%	$2,198	38%
Americas (excluding United States)	634	10%	647	11%	625	11%
Europe	1,594	24%	1,492	24%	1,459	26%
Asia Middle East Africa	1,640	25%	1,601	26%	1,448	25%
Consolidated revenue	$6,591	100%	$6,123	100%	$5,730	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2014	2013
Property, plant and equipment, net
United States	$188	$153
Americas (excluding United States)	26	22
Europe	54	56
Japan	35	41
Asia Middle East Africa (excluding Japan)	93	80
Consolidated property, plant and equipment, net	$396	$352

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2014, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

The income (loss) from discontinued operations for the years ended December 31 was:

	2014		2013		2012
	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax	Pre - Tax	Net of Tax
Environmental matters	$16	$10	$(15)	$(9)	$3	$2
Divestiture of the Entertainment business	—	—	—	—	(6)	(4)
Spin-off of Teradata	—	—	—	—	—	8
Total	$16	$10	$(15)	$(9)	$(3)	$6

Environmental Matters For the the year ended December 31, 2014, income from discontinued operations primarily includes changes in estimates related to the Fox River reserve partially offset by accruals for litigation fees related to the Kalamazoo River environmental matter. For the year ended December 31, 2013, loss from discontinued operations primarily includes changes in estimates related to the Fox River reserve in addition to accruals for litigation fees related to the Kalamazoo River environmental matter, partially offset by recoveries from insurance carriers. For the year ended December 31, 2012, income from discontinued operations primarily includes

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

previously agreed settlements with insurance carriers related to the Fox River matter. Refer to Note 10, "Commitments and Contingencies," for additional information regarding the Fox River and Kalamazoo River environmental matters.

Divestiture of the Entertainment Business As described in Note 4, "Business Combinations and Divestitures," on June 22, 2012, we sold certain assets of our Entertainment business. Beginning in the first quarter of 2012, we accounted for the Entertainment business as a discontinued operation and as a result, for each period presented, the results of operations and cash flows of the Entertainment business have been presented as a discontinued operation. For the year ended December 31, 2012, income (loss) from discontinued operations included the results of operations of the Entertainment business, as well as a $33 million, or $21 million net of tax, gain from the divestiture of the business.

Spin-off of Teradata On September 30, 2007, NCR completed the spin-off of Teradata through the distribution of a tax-free stock dividend to NCR stockholders. The results of operations and cash flows of Teradata have been presented as a discontinued operation. There was no operating activity related to the spin-off of Teradata in 2014 and 2013. For the year ended December 31, 2012, income from discontinued operations, net of tax, related to favorable changes in uncertain tax benefits attributable to Teradata.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

The changes in AOCI or the years ended December 31 are as follows:

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(46)	50	1	2	7
Amounts reclassified from AOCI	—	(12)	4	—	(8)
Net current period other comprehensive (loss) income	(46)	38	5	2	(1)
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) income before reclassifications	(73)	(12)	(1)	—	(86)
Amounts reclassified from AOCI	—	(12)	3	(3)	(12)
Net current period other comprehensive (loss) income	(73)	(24)	2	(3)	(98)
Balance at December 31, 2014	$(125)	$(8)	$(3)	$—	$(136)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2014
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Securities	Total
Affected line in Consolidated Statement of Operations:
Cost of services	—	(10)	—	—	(10)
Selling, general and administrative expenses	—	(6)	—	—	(6)
Research and development expenses	—	(4)	—	—	(4)
Interest expense	—	—	4	—	4
Other (expense), net	—	—	—	(4)	$(4)
Total before tax	$—	$(20)	$4	$(4)	$(20)
Tax expense					8
Total reclassifications, net of tax					$(12)

	For the year ended December 31, 2013
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	—	(2)	(1)	(3)
Cost of services	5	(15)	—	(10)
Selling, general and administrative expenses	2	(9)	—	(7)
Research and development expenses	1	(4)	—	(3)
Interest expense	—	—	7	7
Total before tax	$8	$(30)	$6	$(16)
Tax expense				8
Total reclassifications, net of tax				$(8)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

16. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The guarantees are subject to release under certain circumstances as described below:

•	the designation of the Guarantor Subsidiary as an unrestricted subsidiary under the indenture governing the notes;

•	the release of the Guarantor Subsidiary from its guarantee under the senior secured credit facility;

•	the release or discharge the indebtedness that required the guarantee of the notes by the Guarantor Subsidiary;

•	the permitted sale or other disposition of the Guarantor Subsidiary to a third party; and

•	the Company's exercise of its legal defeasance option of its covenant defeasance option under the indenture governing the notes.

Refer to Note 6, "Debt Obligations," for additional information.

Pursuant to registration rights agreements entered into in connection with the offerings of the 5.00% and 4.625% Notes, the Company completed registered offers to exchange the 5.00% and 4.625% Notes on May 30, 2013. Pursuant to registration rights agreements entered into in connection with the offerings of the 5.875% and 6.375% Notes, the Company completed registered offers to exchange the 5.875% and 6.375% Notes on July 22, 2014.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,039	$111	$2,137	$(395)	$2,892
Service revenue	1,254	28	2,417	—	3,699
Total revenue	2,293	139	4,554	(395)	6,591
Cost of products	828	41	1,679	(395)	2,153
Cost of services	996	13	1,697	—	2,706
Selling, general and administrative expenses	483	2	527	—	1,012
Research and development expenses	148	—	115	—	263
Restructuring-related charges	32	1	71	—	104
Total operating expenses	2,487	57	4,089	(395)	6,238
Income (loss) from operations	(194)	82	465	—	353
Interest expense	(177)	(1)	(75)	72	(181)
Other (expense) income, net	38	(4)	3	(72)	(35)
Income (loss) from continuing operations before income taxes	(333)	77	393	—	137
Income tax expense (benefit)	(173)	68	57	—	(48)
Income (loss) from continuing operations before earnings in subsidiaries	(160)	9	336	—	185
Equity in earnings of consolidated subsidiaries	341	392	—	(733)	—
Income (loss) from continuing operations	181	401	336	(733)	185
Income (loss) from discontinued operations, net of tax	10	—	—	—	10
Net income (loss)	$191	$401	$336	$(733)	$195
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$191	$401	$332	$(733)	$191
Total comprehensive income (loss)	93	319	229	(547)	94
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$93	$319	$228	$(547)	$93

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,107	$85	$1,977	$(257)	$2,912
Service revenue	1,232	24	1,955	—	3,211
Total revenue	2,339	109	3,932	(257)	6,123
Cost of products	844	17	1,548	(257)	2,152
Cost of services	880	9	1,342	—	2,231
Selling, general and administrative expenses	467	5	399	—	871
Research and development expenses	94	—	109	—	203
Total operating expenses	2,285	31	3,398	(257)	5,457
Income (loss) from operations	54	78	534	—	666
Interest expense	(104)	2	(6)	5	(103)
Other (expense) income, net	(12)	(8)	16	(5)	(9)
Income (loss) from continuing operations before income taxes	(62)	72	544	—	554
Income tax expense (benefit)	(23)	25	96	—	98
Income (loss) from continuing operations before earnings in subsidiaries	(39)	47	448	—	456
Equity in earnings of consolidated subsidiaries	491	409	—	(900)	—
Income (loss) from continuing operations	452	456	448	(900)	456
Income (loss) from discontinued operations, net of tax	(9)	—	—	—	(9)
Net income (loss)	$443	$456	$448	$(900)	$447
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$443	$456	$444	$(900)	$443
Total comprehensive income (loss)	442	331	437	(771)	439
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$442	$331	$440	$(771)	$442

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2012

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,155	$112	$1,869	$(282)	$2,854
Service revenue	1,180	25	1,671	—	2,876
Total revenue	2,335	137	3,540	(282)	5,730
Cost of products	865	31	1,530	(282)	2,144
Cost of services	682	11	1,248	—	1,941
Selling, general and administrative expenses	399	5	338	—	742
Research and development expenses	66	—	89	—	155
Total operating expenses	2,012	47	3,205	(282)	4,982
Income (loss) from operations	323	90	335	—	748
Interest expense	(46)	(1)	(4)	9	(42)
Other (expense) income, net	(102)	(3)	106	(9)	(8)
Income (loss) from continuing operations before income taxes	175	86	437	—	698
Income tax expense (benefit)	93	61	69	—	223
Income (loss) from continuing operations before earnings in subsidiaries	82	25	368	—	475
Equity in earnings of consolidated subsidiaries	396	177	—	(573)	—
Income (loss) from continuing operations	478	202	368	(573)	475
Income (loss) from discontinued operations, net of tax	3	—	3	—	6
Net income (loss)	$481	$202	$371	$(573)	$481
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$481	$202	$371	$(573)	$481
Total comprehensive income (loss)	463	297	362	(663)	459
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$463	$297	$366	$(663)	$463

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	40	9	462	—	511
Accounts receivable, net	69	19	1,316	—	1,404
Inventories	242	6	421	—	669
Due from affiliates	626	1,228	476	(2,330)	—
Other current assets	294	28	280	(98)	504
Total current assets	1,271	1,290	2,955	(2,428)	3,088
Property, plant and equipment, net	161	1	234	—	396
Goodwill	878	—	1,882	—	2,760
Intangibles, net	196	—	730	—	926
Prepaid pension cost	—	—	551	—	551
Deferred income taxes	363	128	43	(185)	349
Investments in subsidiaries	3,519	1,771	—	(5,290)	—
Due from affiliates	1,127	20	41	(1,188)	—
Other assets	375	49	113	—	537
Total assets	$7,890	$3,259	$6,549	$(9,091)	$8,607

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	85	—	102	—	187
Accounts payable	248	—	464	—	712
Payroll and benefits liabilities	85	—	111	—	196
Deferred service revenue and customer deposits	149	21	324	—	494
Due to affiliates	1,318	124	888	(2,330)	—
Other current liabilities	192	10	377	(98)	481
Total current liabilities	2,077	155	2,266	(2,428)	2,070
Long-term debt	3,454	—	18	—	3,472
Pension and indemnity plan liabilities	391	—	314	—	705
Postretirement and postemployment benefits liabilities	25	—	145	—	170
Income tax accruals	3	10	168	—	181
Environmental liabilities	44	—	—	—	44
Due to affiliates	17	41	1,130	(1,188)	—
Other liabilities	8	—	244	(185)	67
Total liabilities	6,019	206	4,285	(3,801)	6,709
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,871	3,053	2,237	(5,290)	1,871
Noncontrolling interests in subsidiaries	—	—	12	—	12
Total stockholders’ equity	1,871	3,053	2,249	(5,290)	1,883
Total liabilities and stockholders’ equity	$7,890	$3,259	$6,549	$(9,091)	$8,607

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$401	$(108)	$331	$(100)	$524
Investing activities
Expenditures for property, plant and equipment	(51)	—	(67)	—	(118)
Proceeds from the sale of property, plant and equipment	—	—	1	—	1
Additions to capitalized software	(82)	—	(58)	—	(140)
Business acquisitions, net	(1,647)	—	—	—	(1,647)
Change in restricted cash	1,114	—	—	—	1,114
Proceeds from (payments of) intercompany notes	42	106	—	(148)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(5)	—	7	—	2
Net cash provided by (used in) investing activities	(631)	106	(117)	(146)	(788)
Financing activities
Short term borrowings, net	—	—	—	—	—
Payments on term credit facilities	(34)	—	(3)	—	(37)
Borrowings on term credit facilities	250	—	—	—	250
Payments on revolving credit facilities	(946)	—	(104)	—	(1,050)
Borrowings on revolving credit facilities	946	—	200	—	1,146
Debt issuance costs	(4)	—	(1)	—	(5)
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Proceeds from employee stock plans	13	—	—	—	13
Other financing activities	(1)	—	(4)	—	(5)
Dividend distribution to consolidated subsidiaries	—	—	(100)	100	—
Equity contribution	—	—	2	(2)	—
Borrowings (repayments) of intercompany notes	—	—	(148)	148	—
Net cash provided by (used in) financing activities	196	—	(158)	246	284
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(1)	—	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	(35)	(2)	20	—	(17)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$40	$9	$462	$—	$511

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7)	$15	$312	$(39)	$281
Investing activities
Expenditures for property, plant and equipment	(35)	(6)	(75)	—	(116)
Proceeds from sales of property, plant and equipment	2	—	8	—	10
Additions to capitalized software	(81)	—	(29)	—	(110)
Business acquisitions, net	(207)	—	(756)	183	(780)
Dispositions	—	—	183	(183)	—
Changes in restricted cash	(1,114)	—	—	—	(1,114)
Proceeds from (payments of) intercompany notes	(54)	—	—	54	—
Investments in equity affiliates	(308)	(33)	—	341	—
Other investing activities, net	5	—	—	—	5
Net cash provided by (used in) investing activities	(1,792)	(39)	(669)	(1,792)	(2,105)
Financing activities
Short term borrowings, net	—	—	(1)	—	(1)
Payments on term credit facilities	(35)	—	—	—	(35)
Borrowings on term credit facilities	300	—	29	—	329
Payments on revolving credit facilities	(1,009)	—	—	—	(1,009)
Borrowings on revolving credit facilities	1,009	—	—	—	1,009
Proceeds from bond offering	1,100	—	—	—	1,100
Debt issuance costs	(36)	—	—	—	(36)
Tax withholding payments on behalf of employees	(30)	—	—	—	(30)
Proceeds from employee stock plans	57	—	—	—	57
Dividend distribution to minority shareholders	—	—	(3)	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(39)	39	—
Equity contribution	—	30	311	(341)	—
Borrowings (repayments) of intercompany notes	—	—	54	(54)	—
Purchase on non-controlling interest	—	—	(24)	—	(24)
Net cash provided by (used in) financing activities	1,356	30	327	(356)	1,357
Cash flows from discontinued operations
Net cash used in operating activities	(52)	—	—	—	(52)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)	(20)	—	(22)
Increase (decrease) in cash and cash equivalents	(496)	5	(50)	—	(541)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$75	$11	$442	$—	$528

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2012

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(372)	$(9)	$211	$(10)	$(180)
Investing activities
Expenditures for property, plant and equipment	(44)	—	(36)	—	(80)
Proceeds from sales of property, plant and equipment	—	—	8	—	8
Additions to capitalized software	(63)	—	(17)	—	(80)
Business acquisitions, net	(70)	—	(38)	—	(108)
Proceeds from (payments of) intercompany notes	—	96	11	(107)	—
Investments in equity affiliates	(21)	(90)	—	111	—
Other investing activities, net	4	—	—	—	4
Net cash provided by (used in) investing activities	(194)	6	(72)	4	(256)
Financing activities
Borrowings on term credit facilities	150	—	—	—	150
Payments on revolving credit facilities	(860)	—	—	—	(860)
Borrowings on revolving credit facilities	720	—	—	—	720
Proceeds from bond offering	1,100	—	—	—	1,100
Debt issuance costs	(19)	—	—	—	(19)
Tax withholding payments on behalf of employees	(12)	—	—	—	(12)
Proceeds from employee stock plans	53	—	—	—	53
Dividend distribution to minority shareholders	—	—	(1)	—	(1)
Dividend distribution to consolidated subsidiaries	—	(2)	(8)	10	—
Equity contribution	—	—	111	(111)	—
Borrowings (repayments) of intercompany notes	(11)	—	(96)	107	—
Net cash provided by (used in) financing activities	1,121	(2)	6	6	1,131
Cash flows from discontinued operations
Net cash used in operating activities	(114)	—	—	—	(114)
Net cash provided by investing activities	99	—	—	—	99
Net cash used in discontinued operations	(15)	—	—	—	(15)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(8)	—	(9)
Increase (decrease) in cash and cash equivalents	539	(5)	137	—	671
Cash and cash equivalents at beginning of period	32	11	355	—	398
Cash and cash equivalents at end of period	$571	$6	$492	$—	$1,069

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

17. QUARTERLY INFORMATION (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2014
Total revenue	$1,518	$1,658	$1,647	$1,768
Gross margin	416	480	404	432
Operating income	108	169	41	35
Income from continuing operations (attributable to NCR)	53	90	—	38
Income (loss) from discontinued operations, net of tax	—	—	15	(5)
Net income attributable to NCR	$53	$90	$15	$33
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.32	$0.54	$—	$0.23
Diluted	$0.31	$0.53	$—	$0.22
Net income per common share:
Basic	$0.32	$0.54	$0.09	$0.20
Diluted	$0.31	$0.53	$0.09	$0.19

2013
Total revenue	$1,410	$1,535	$1,508	$1,670
Gross margin	369	426	415	530
Operating income	85	139	145	297
Income from continuing operations (attributable to NCR)	62	86	98	206
(Loss) from discontinued operations, net of tax	(1)	—	—	(8)
Net income attributable to NCR	$61	$86	$98	$198
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.38	$0.52	$0.59	$1.24
Diluted	$0.37	$0.51	$0.58	$1.21
Net income per common share:
Basic	$0.37	$0.52	$0.59	$1.19
Diluted	$0.36	$0.51	$0.58	$1.16

Operating income for the quarter ended December 31, 2014 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2014 decreased operating income by $150 million, net income attributable to NCR by $74 million, basic earnings per share by $0.44, and diluted earnings per share by $0.43.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2014 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

We have a Code of Conduct that sets the standard for ethics and compliance for all of our directors and employees, including our chief executive officer, our chief financial officer and our chief accounting officer. Our Code of Conduct is available on the Corporate Governance page at our website at http://www.ncr.com/company/corporate-governance/code-of-conduct under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct with respect to any director as well as our principal executive officer, principal financial officer, and principal accounting officer, on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2014 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2014 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2014 year, is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2014 year, and is incorporated herein by reference.

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

2.1
Separation and Distribution Agreement, dated as of August 27, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of Teradata Corporation dated September 6, 2007).

2.2
Asset Purchase Agreement, dated as of February 3, 2012, by and between Redbox Automated Retail, LLC and NCR Corporation (Exhibit 2.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.5
Agreement and Plan of Merger, dated as of December 2, 2013, by and among NCR Corporation, Delivery Acquisition Corporation, Fandango Holdings Corporation and Thoma Bravo, LLC as the Stockholder Representative (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated December 2, 2013 (the “December 2, 2013 Form 8-K”)).

2.6
Commitment Letter, dated as of December 2, 2013, by and among NCR Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada, RBC Capital Markets, SunTrust Bank, SunTrust Robinson Humphrey, Inc., WF Investment Holdings, LLC and Wells Fargo Securities, LLC (Exhibit 2.2 to the December 2, 2013 Form 8-K).

2.7
Share Purchase Agreement, dated as of December 2, 2013, by and among NCR Limited and the holders of the outstanding share capital of Alaric Systems Limited (Exhibit 2.3 to the December 2, 2013 Form 8-K).

3.1	Articles of Amendment and Restatement of NCR Corporation, as amended effective May 14, 1999 (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the Current Report on Form 8-K of NCR Corporation dated January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated September 17, 2012).

4.3
Indenture, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated December 18, 2012).

4.4
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021 (the “5.875% Notes”) (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated December 19, 2013 (the “December 19, 2013 Form 8-K”)).

4.4.1
First Supplemental Indenture relating to the 5.875% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Current Report of NCR Corporation dated January 10, 2014 (the “January 10, 2014 Form 8-K”)).

4.5
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023 (the “6.375% Notes”) (Exhibit 4.2 to the December 19, 2013 Form 8-K).

4.5.1
First Supplemental Indenture relating to the 6.375% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (Exhibit 4.2 to the January 10, 2014 Form 8-K).

10.1
Separation and Distribution Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among NCR Corporation, AT&T Corp. and Lucent Technologies Inc. (Exhibit 10.1 to Amendment No. 3 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-00703) (the “Lucent Registration Statement Amendment No. 3”)).

10.2
Employee Benefits Agreement, dated as of November 20, 1996, by and between AT&T Corp. and NCR Corporation (Exhibit 10.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Annual Report”)).

10.3
Patent License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.7 to Amendment No. 4 to the Lucent Technologies Inc. Registration Statement on Form S-1 (No. 333-0073) (the “Lucent Registration Statement Amendment No. 4”)).

10.4
Amended and Restated Technology License Agreement, effective as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.8 to the Lucent Registration Statement Amendment No. 4).

10.5
Tax Sharing Agreement, dated as of February 1, 1996, and amended and restated as of March 29, 1996, by and among AT&T Corp., NCR Corporation, and Lucent Technologies Inc. (Exhibit 10.6 to the Lucent Registration Statement Amendment No. 3).

10.6	Tax Sharing Agreement, dated as of September 21, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 21, 2007).

10.7	NCR Management Stock Plan (Exhibit 10.8 to the 1996 Annual Report). *

10.7.1	First Amendment to the NCR Management Stock Plan dated April 30, 2003 (Exhibit 10.4 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). *

10.7.2
Amendment to NCR Management Stock Plan effective as of December 31, 2008 (Exhibit 10.17.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)). *

10.7.3	Form of Stock Option Agreement under the NCR Management Stock Plan (Exhibit 10.6.3 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”)). *

10.7.4	Form of Restricted Stock Agreement under the NCR Management Stock Plan (Exhibit 10.6.4 to the 2005 Annual Report). *

10.8
NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the “2011 Stock Incentive Plan”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.8.1	Form of 2009 Stock Option Agreement under the NCR Corporation 2011 Stock Incentive Plan (Exhibit 10.5 to the Current Report on Form 8-K of NCR Corporation dated December 12, 2008). *

10.8.2
Form of 2010 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the "First Quarter 2010 Quarterly Report")).*

10.8.3	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.8.4	Amendment to the 2011 Restricted Stock Unit Agreement for William Nuti dated April 19, 2012 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation filed April 19, 2012). *

10.8.5
Form of 2012 Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “First Quarter 2012 Quarterly Report")).*

10.8.6	Form of 2012 Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2012 Quarterly Report). *

10.8.7	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Non-Executive Employees under the 2011 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2012 Quarterly Report). *

10.8.8	Form of 2012 Performance Based Restricted Stock Unit Award Agreement for Executives under the 2011 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2012 Quarterly Report). *

10.9	NCR Management Incentive Program for Executive Officers (Exhibit 10.19 to the 1996 Annual Report). *

10.10	Amended and Restated NCR Management Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.11
NCR Director Compensation Program effective April 21, 2009 (Exhibit 10.7 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.11.1	2009 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.11.2	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.12	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.12.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.13	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.13.1	Letter agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.13.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.14
NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

10.14.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.14.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.15	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.16	Letter Agreement with John Bruno dated October 27, 2008 (Exhibit 10.8 to the First Quarter 2010 Quarterly Report). *

10.17	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

10.18	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.18.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.18.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the First Quarter 2012 Quarterly Report).

10.18.3	Third Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.18.4	Fourth Amendment to NCR Corporation 2011 Economic Profit Plan. *

10.19
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 26, 2011).

10.20
Credit Agreement, dated as of August 22, 2011, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 22, 2011 (the “August 22, 2011 Form 8-K”)).

10.21
Guarantee and Pledge Agreement, dated as of August 22, 2011, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the August 22, 2011 Form 8-K).

10.22
Incremental Facility Agreement, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Third Quarter 2012 Quarterly Report”)).

10.23
Reaffirmation Agreement, dated as of August 22, 2012, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2012 Quarterly Report).

10.24
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

10.25
Voting and Support Agreement, dated as of November 28, 2012, by and among NCR Corporation, Moon S.P.V. (Subsidiary) Ltd. and each of Boaz Dotan, Eli Gelman, Nehemia Lemelbaum, Avinoam Naor and Mario Segal (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 28, 2012).

10.26
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.26.1
Form of 2013 Time-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive and the 2013 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 2013 Quarterly Report”)). *

10.26.2	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan and the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2013 Quarterly Report). *

10.26.3
Form of 2014 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2014 (the "First Quarter 2014 Quarterly Report"). *

10.26.4	Form of the 2014 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2014 Quarterly Report). *

10.26.5	Form of 2014 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2014 Quarterly Report). *

10.27
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

10.28
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Third Quarter 2013 Quarterly Report”)).

10.29
Reaffirmation Agreement, dated as of July 25, 2013, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2013 Quarterly Report).

10.30	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.31
First Amendment, dated as of December 4, 2013, to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 5, 2013 (the “December 5, 2013 Form 8-K”)).

10.32
Incremental Facility Agreement, dated as of December 4, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.2 to the December 5, 2013 Form 8-K).

10.33
Registration Rights Agreement relating to the 5.875% Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.1 to the December 19, 2013 Form 8-K).

10.34
Registration Rights Agreement relating to the 6.375% Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.2 to the December 19, 2013 Form 8-K).

10.35	Letter agreement with Jennifer Daniels dated March 23, 2010 (Exhibit 10.52 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2013). *

10.36
Receivables Financing Agreement, dated as of November 21, 2014, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Victory Receivables Corporation and the other lender parties from time to time party thereto (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 21, 2014 (the “November 21, 2014 Form 8-K”)).

10.37
Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.38	NCR Executive Severance Plan. *

10.39	Letter Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(7) to the Schedule TO of Ranger Acquisition Corporation and NCR Corporation filed July 25, 2011 (the “Schedule TO”)). *

10.39.1	Retention Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(6) to the Schedule TO). *

10.40	Employment Letter of Frederick Marquardt dated April 4, 2014 (as amended May 1, 2014). *

10.41	Employment Contract, dated June 23, 2014, between NCR GmbH and Michael Bayer. *

10.41.1	Letter regarding additional terms of employment of Michael Bayer, dated June 23, 2014. *

10.42	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014. *

10.42.1	2014 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program. *

10.43
Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated November 10, 2014 (the “November 10, 2014 Form 8-K”)).

10.44
Confidentiality Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.2 to the November 10, 2014 Form 8-K).

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

* Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$18	$10	$—	$9	$19
Deferred tax asset valuation allowance	$364	$—	$—	$70	$294

Year Ended December 31, 2013
Allowance for doubtful accounts	$16	$2	$—	$—	$18
Deferred tax asset valuation allowance	$399	$—	$—	$35	$364

Year Ended December 31, 2012
Allowance for doubtful accounts	$16	$—	$—	$—	$16
Deferred tax asset valuation allowance	$425	$17	$—	$43	$399

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 27, 2015	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	Chief Executive Officer and President

	/s/ Robert P. Fishman	Senior Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Richard T. McGuire III	Director
Richard T. McGuire III

	/s/ Deanna W. Oppenheimer	Director
Deanna W. Oppenheimer

Date:	February 27, 2015