Form 10-Q
period 2015-03-31
NCR CORP
filed 2015-05-01
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 15, 2015, there were approximately 169.5 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2015	2014
Product revenue	$604	$634
Service revenue	872	884
Total revenue	1,476	1,518
Cost of products	483	476
Cost of services	603	626
Selling, general and administrative expenses	225	245
Research and development expenses	55	63
Restructuring-related charges	15	—
Total operating expenses	1,381	1,410
Income from operations	95	108
Interest expense	(44)	(43)
Other (expense), net	(7)	(7)
Income from continuing operations before income taxes	44	58
Income tax expense	2	4
Income from continuing operations	42	54
Income from discontinued operations, net of tax	—	—
Net income	42	54
Net income attributable to noncontrolling interests	2	1
Net income attributable to NCR	$40	$53
Amounts attributable to NCR common stockholders:
Income from continuing operations	$40	$53
Income from discontinued operations, net of tax	—	—
Net income	$40	$53
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.24	$0.32
Diluted	$0.23	$0.31
Net income per common share
Basic	$0.24	$0.32
Diluted	$0.23	$0.31
Weighted average common shares outstanding
Basic	169.0	167.1
Diluted	171.6	171.0
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2015	2014
Net income	$42	$54
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(28)	7
Derivatives
Unrealized gain (loss) on derivatives	9	(1)
(Gains) losses on derivatives arising during the period	(1)	1
Less income tax expense	(2)	—
Employee benefit plans
Amortization of prior service benefit	(6)	(6)
Amortization of actuarial loss	1	1
Less income tax benefit	2	2
Other comprehensive (loss) income	(25)	4
Total comprehensive income	17	58
Less comprehensive income attributable to noncontrolling interests:
Net income	2	1
Currency translation adjustments	(3)	(1)
Amounts attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to NCR common stockholders	$18	$58

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$462	$511
Accounts receivable, net	1,415	1,404
Inventories	676	669
Other current assets	549	504
Total current assets	3,102	3,088
Property, plant and equipment, net	351	396
Goodwill	2,754	2,760
Intangibles, net	893	926
Prepaid pension cost	535	551
Deferred income taxes	344	349
Other assets	534	537
Total assets	$8,513	$8,607
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$172	$187
Accounts payable	642	712
Payroll and benefits liabilities	176	196
Deferred service revenue and customer deposits	588	494
Other current liabilities	446	481
Total current liabilities	2,024	2,070
Long-term debt	3,443	3,472
Pension and indemnity plan liabilities	676	705
Postretirement and postemployment benefits liabilities	174	170
Income tax accruals	175	181
Environmental liabilities	37	44
Other liabilities	64	67
Total liabilities	6,593	6,709
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 169.5 and 168.6 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Paid-in capital	447	442
Retained earnings	1,603	1,563
Accumulated other comprehensive loss	(158)	(136)
Total NCR stockholders’ equity	1,894	1,871
Noncontrolling interests in subsidiaries	12	12
Total stockholders’ equity	1,906	1,883
Total liabilities and stockholders’ equity	$8,513	$8,607
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2015	2014
Operating activities
Net income	$42	$54
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	—
Depreciation and amortization	76	69
Stock-based compensation expense	9	10
Deferred income taxes	4	3
Gain on sale of property, plant and equipment and other assets	(1)	(1)
Impairment of long-lived and other assets	14	—
Changes in assets and liabilities:
Receivables	(46)	(66)
Inventories	(21)	(30)
Current payables and accrued expenses	(83)	—
Deferred service revenue and customer deposits	110	59
Employee benefit plans	(21)	(21)
Other assets and liabilities	(4)	(46)
Net cash provided by operating activities	79	31
Investing activities
Expenditures for property, plant and equipment	(13)	(32)
Additions to capitalized software	(38)	(34)
Business acquisitions, net	—	(1,642)
Changes in restricted cash	—	1,114
Other investing activities, net	(6)	(4)
Net cash used in investing activities	(57)	(598)
Financing activities
Tax withholding payments on behalf of employees	(9)	(22)
Short term borrowings, net	2	6
Payments on term credit facilities	(19)	—
Borrowings on term credit facility	—	250
Payments on revolving credit facilities	(273)	(60)
Borrowings on revolving credit facilities	248	400
Debt issuance costs	—	(2)
Proceeds from employee stock plans	6	5
Other financing activities	—	(1)
Net cash (used in) provided by financing activities	(45)	576
Cash flows from discontinued operations
Net cash used in operating activities	(4)	(16)
Effect of exchange rate changes on cash and cash equivalents	(22)	(6)
Decrease in cash and cash equivalents	(49)	(13)
Cash and cash equivalents at beginning of period	511	528
Cash and cash equivalents at end of period	$462	$515
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2014 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2014.

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

In connection with Note 9, “Commitments and Contingencies,” the Company’s petition for mandamus with respect to the March 2015 ruling on operable unit 1 of the Fox River was denied on May 1, 2015. The appellate court indicated the issues raised in the Company’s petition could be addressed in an appeal in the regular course, which the Company will undertake if it is found liable for any damages for that portion of the river, as to which the Company will continue to seek a zero liability allocation.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $18 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had $10 million and $15 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Adopted

In April 2014, the Financial Accounting Standards Board (FASB) issued changes to the criteria for determining which disposals are required to be presented as discontinued operations. The changes require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group or components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments apply on a prospective basis to disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The implementation of the amended accounting guidance on January 1, 2015 did not have an impact on our consolidated financial statements.

Issued

In May 2014, the FASB issued a new revenue recognition standard, superseding previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2016, with no early adoption permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2015, the FASB proposed to defer the effective date by one year. Under the proposal, the new revenue standard would be effective for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2. RESTRUCTURING PLAN

On July 29, 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on our higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

As a result of the restructuring plan, the Company recorded a total charge of $16 million in the three months ended March 31, 2015. The Company expects to achieve annualized run-rate savings of approximately $105 million beginning in 2016. The Company expects that it may identify additional restructuring-related opportunities in connection with this restructuring plan, and may incur additional charges through 2015 related to such additional opportunities. Such additional charges are not reasonably estimable at this time as the Company is in the process of defining the nature and scope of these additional opportunities and quantifying the impact thereof.

Severance and other employee related costs The Company made $11 million and $4 million in severance-related payments under ASC 712 and ASC 420, respectively, related to the restructuring plan in the three months ended March 31, 2015.

Inventory-related charges The Company recorded $1 million of inventory-related charges for rationalizing its product portfolio to eliminate overlap and redundancy and to end-of-life older commodity product lines that are costly to maintain and provide low margins.

Asset-related charges The Company recorded a $14 million impairment of long-lived assets that are no longer considered strategic and were held for sale. As of March 31, 2015, the carrying amount of the long-lived assets classified as held for sale was $17 million. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value.

Other exit costs The Company recorded and paid $1 million for lease and other contract termination costs.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The results by segment, as disclosed in Note 13, "Segment Information and Concentrations," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the total liabilities relating to the restructuring plan, which are included on the condensed consolidated balance sheets in other current liabilities.

In millions	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$60
Cost recognized during the period	1
Utilization	(16)
Foreign currency translation adjustments	(2)
Ending balance as of March 31	$43

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2015	December 31, 2014
Accounts receivable
Trade	$1,397	$1,382
Other	37	41
Accounts receivable, gross	1,434	1,423
Less: allowance for doubtful accounts	(19)	(19)
Total accounts receivable, net	$1,415	$1,404
The components of inventory are summarized as follows:

In millions	March 31, 2015	December 31, 2014
Inventories
Work in process and raw materials	$146	$132
Finished goods	149	148
Service parts	381	389
Total inventories	$676	$669
The components of other current assets are summarized as follows:

In millions	March 31, 2015	December 31, 2014
Other current assets
Current deferred tax assets	$265	$264
Other	284	240
Total other current assets	$549	$504

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2015 and December 31, 2014 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2014						March 31, 2015
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$1,493	$—	$1,493	$—	$—	$(2)	$1,491	$—	$1,491
Retail Solutions	581	(7)	574	—	—	—	581	(7)	574
Hospitality	669	—	669	2	—	(5)	666	—	666
Emerging Industries	24	—	24	—	—	(1)	23	—	23
Total goodwill	$2,767	$(7)	$2,760	$2	$—	$(8)	$2,761	$(7)	$2,754

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2015		December 31, 2014
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$660	$(71)	$660	$(63)
Intellectual property	2 - 8	392	(197)	393	(181)
Customer contracts	8	89	(28)	89	(22)
Tradenames	2 - 10	74	(26)	74	(24)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,223	$(330)	$1,224	$(298)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2015	Remainder of 2015 (estimated)
Amortization expense	$32	$95

	For the years ended December 31 (estimated)
In millions	2016	2017	2018	2019	2020
Amortization expense	$125	$116	$85	$75	$57

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2015		December 31, 2014
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$94	2.92%	$85	2.91%
Trade Receivables Securitization Facility	71	0.83%	96	0.83%
Other (2)	7	7.13%	6	7.31%
Total short-term borrowings	$172		$187
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,220	2.92%	$1,246	2.91%
Revolving credit facility due 2018 (1)	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	23	7.22%	26	7.23%
Total long-term debt	$3,443		$3,472

(1)
Interest rates are weighted average interest rates as of March 31, 2015 and 2014 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of March 31, 2015 and 2014 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  The Company is party to a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders (as amended, the Senior Secured Credit Facility). As of March 31, 2015, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2015, there were no outstanding letters of credit.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending after December 31, 2014 and on or prior to December 31, 2016, (a) the sum of (x) 4.25 and (y) an amount (not to exceed 0.50) to reflect new debt used to reduce NCR's underfunded pension liabilities, to (b) 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2016 and on or prior to December 31, 2017, 4.00 to 1.00, and (iii) in the case of any fiscal quarter ending after December 31, 2017, 3.75 to 1.00; and

•	an interest coverage ratio on the last day of any fiscal quarter greater than or equal to 3.50 to 1.00.

At March 31, 2015, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Trade Receivables Securitization Facility In November 2014, the Company established a two-year revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders.  The A/R Facility provides for up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $417 million and $373 million of outstanding accounts receivable as of March 31, 2015 and December 31, 2014, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2015 and December 31, 2014 was $3.62 billion and $3.67 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $2 million for the three months ended March 31, 2015 compared to $4 million for the three months ended March 31, 2014. The decrease in income tax expense was primarily driven by the decrease in earnings, partially offset by a reduction in discrete benefits in the three months ended March 31, 2015.

7. STOCK COMPENSATION PLANS

As of March 31, 2015, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended March 31
	2015	2014
Restricted stock	$9	$10
Stock options	—	—
Total stock-based compensation (pre-tax)	9	10
Tax benefit	(3)	(4)
Total stock-based compensation (net of tax)	$6	$6

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three months ended March 31, 2015 and 2014, the Company did not grant any stock options. As of March 31, 2015, the total unrecognized compensation cost of $112 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.4 years.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	22	32	14	21	36	53
Expected return on plan assets	(18)	(30)	(21)	(26)	(39)	(56)
Amortization of prior service cost	—	—	—	1	—	1
Settlement gain	—	—	—	(2)	—	(2)
Net periodic benefit cost (income)	$4	$2	$(4)	$(3)	$—	$(1)

The benefit from the postretirement plan for the three months ended March 31 was:

In millions	2015	2014
Amortization of:
Prior service benefit	(5)	(5)
Actuarial loss	1	1
Net postretirement benefit	$(4)	$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three months ended March 31 was:

In millions	2015	2014
Net service cost	$4	$4
Interest cost	1	2
Amortization of prior service benefit	(1)	(1)
Net benefit cost	$4	$5
Restructuring severance cost	(2)	—
Total postemployment cost	$2	$5

Employer Contributions

Pension For the three months ended March 31, 2015, NCR contributed approximately $7 million to its international pension plans. In 2015, NCR anticipates contributing an additional $28 million to its international pension plans for a total of $35 million. NCR may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled.

Postretirement For the three months ended March 31, 2015, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $4 million in 2015.

Postemployment For the three months ended March 31, 2015, NCR contributed approximately $11 million to its postemployment plans. NCR anticipates contributing an additional $69 million to its postemployment plans for a total of $80 million in 2015, which includes planned contributions associated with the previously announced restructuring plan. See Note 2, "Restructuring Plan," for additional information.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of March 31, 2015 cannot currently be reasonably determined, or are not currently considered probable.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

With respect to the FCPA, the Company made a presentation to the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) providing the facts known to the Company related to the whistleblower's FCPA allegations, and advising the government that many of these allegations were unsubstantiated. The Company is responding to subpoenas of the SEC and requests of the DOJ for documents and information related to the FCPA, including matters related to the whistleblower's FCPA allegations. The Company's investigations of the whistleblower's FCPA allegations identified a few opportunities to strengthen the Company's comprehensive FCPA compliance program, and the Company continues to evaluate and enhance its compliance program as appropriate.

The Company is fully cooperating with the authorities with respect to all of these matters. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's, the SEC's or the DOJ's investigations.

In relation to a patent infringement case filed by a company known as Automated Transactions LLC (ATL), the Company agreed to defend and indemnify its customers, 7-Eleven and Cardtronics. On behalf of those customers, the Company won summary judgment in the case in March 2011. ATL's appeal of that ruling was decided in favor of 7-Eleven and Cardtronics in 2012, and its petition for review by the United States Supreme Court was denied in January 2013. ATL contended that Vcom terminals sold by the Company to 7-Eleven (Cardtronics ultimately purchased the business from 7-Eleven) infringed certain ATL patents that purport to relate to the combination of an ATM with an Internet kiosk, in which a retail transaction can be realized over an Internet connection provided by the kiosk. Independent of the litigation, the U.S. Patent and Trademark Office (USPTO) rejected the parent patent as invalid in view of certain prior art, although related continuation patents were not reexamined by the USPTO. ATL filed a second suit against the same companies with respect to a broader range of ATMs, based on the same patents plus additional more recently issued patents; that suit was consolidated with the first case. In the course of the litigation ATL conceded that the ATMs used by 7-Eleven and Cardtronics did not infringe the ATL patents and granted these NCR customers a covenant not to sue. In light of the covenant, on November 25, 2014 the Court dismissed the consolidated lawsuits against 7-Eleven and Cardtronics with prejudice. Because ATL had raised claims of alleged infringement with other NCR customers, the Company had filed in the same court a declaratory judgment action against ATL seeking to invalidate the ATL patents. In March 2015, the court dismissed that action for lack of jurisdiction, finding no case or controversy was present based on ATL’s representations it is not currently asserting the patents against the Company or its customers. The dismissal is without prejudice to refiling if ATL or a successor in interest reasserts the affected patents against NCR or its customers.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $52 million as of March 31, 2015, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $54 million as of March 31, 2015.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter and the Kalamazoo River matter detailed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices are Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company (“Glatfelter”), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement, which followed from a 2012 to 2014 dispute between NCR and API, provides for regular, ongoing funding of NCR-incurred Fox River remediation costs, via contributions to a new limited liability corporation created by the Funding Agreement made by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and their 50% obligation under the Funding Agreement, as well as the difference between the amount the non-NCR parties paid under the Funding Agreement and the amount owed to NCR under the Cost Sharing Agreement for the period from April 2012 through the end of September 2014.

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

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case is scheduled for trial on June 13, 2016. In the quarter ended March 31, 2015, under a case management order applicable to the remanded case the federal district court allowed the filing of certain additional contractual and other claims, including claims against the Company, as well as certain claims by API against other parties (in light of the September 2014 appellate ruling that had restored those claims), which resulted

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

in claims for potential indemnity by those other parties against the Company (under the Funding Agreement, to the extent the Company is liable for such claims, API must pay its recoveries into the limited liability corporation created by the Funding Agreement, and the Company may then seek to obtain reimbursement under its terms). The Company also updated the amounts it is seeking in its affirmative claims against other parties. Additionally, in March 2015, notwithstanding the prior trial and appellate results that had been favorable to the Company, the court entered a ruling holding NCR liable for contamination in operable unit 1, an area upriver from the Company’s former facilities, on what the court considered to be new guidance created by the appellate court in its September 2014 decision. The Company believes the new ruling incorrectly applies the appellate court ruling and is in excess of the authority accorded to the trial court by the appellate court, and the Company is seeking special appellate review in the form of a petition for mandamus.

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 that court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order; only NCR had complied with the injunction. Several parties, including NCR, appealed from the judgment. In a companion opinion to the ruling described in the preceding paragraph, the United States Court of Appeals for the Seventh Circuit, also on September 25, 2014, vacated the injunction, and also vacated the declaratory judgment that had been entered against the Company. (The declaratory judgment with respect to liability under the 2007 Order against another defendant, Glatfelter, which pursued its appeal on grounds different from those pursued by NCR, was affirmed.) The court also ruled that NCR’s defense based on divisibility of harm at the site, which the district court had rejected, must be reconsidered by that court. The case is on remand to the federal district court in Wisconsin for further proceedings, in which NCR will seek to have its divisibility defense upheld, and seek to have portions of remediation liability, including the responsibility to perform remaining work, apportioned to other parties. (With respect to remaining remediation work, one other PRP, GP, has agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.) In the remanded case the Governments filed a motion to restore the declaratory judgment against the Company in the quarter ending December 31, 2014; that motion remained under submission at the end of the first quarter of 2015.

With respect to ongoing remediation, following negotiations with the Governments and GP the Company agreed to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of the total planned 2015 work, with GP funding an equal amount. This agreement has been formalized in a consent decree filed with the federal court; each party is preserving its rights to recover its 2015 costs from the other in the contribution litigation. The Governments are demanding that Glatfelter agree to perform or fund the remaining approximate one-third of the work. Remediation work for the 2015 season commenced on March 31, 2015.

With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company has continued to receive timely payments under the Funding Agreement.

NCR's eventual remediation liability, which is expected to be paid out over a period extending through approximately 2017, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total remaining clean-up costs; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2015, the net reserve for the Fox River matter was approximately $39 million, compared to $40 million as of December 31, 2014. The decrease in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2015 and December 31, 2014, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $25 million and $30 million as of March 31, 2015 and December 31, 2014, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through March 31, 2015, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to that point in time; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability will be litigated in a subsequent phase of the case, with trial scheduled to commence on September 22, 2015; NCR has preserved its right to appeal the September 2013 decision, and in March 2015 moved for the dismissal of all or some of the claims against it on the basis of applicable statutes of limitations. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2015 and December 31, 2014, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2015	2014
Warranty reserve liability
Beginning balance as of January 1	$22	$22
Accruals for warranties issued	9	8
Settlements (in cash or in kind)	(9)	(9)
Ending balance as of March 31	$22	$21

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

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. During the three months ended March 31, 2015 and 2014, there were no anti-dilutive options.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2015	2014
Amounts attributable to NCR common stockholders:
Income from continuing operations	$40	$53
Income from discontinued operations, net of tax	—	—
Net income applicable to common shares	$40	$53
Weighted average outstanding shares of common stock	169.0	167.1
Dilutive effect of restricted stock and employee stock options	2.6	3.9
Weighted average outstanding shares of common stock - diluted	171.6	171.0
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.24	$0.32
From discontinued operations	—	—
Net earnings per share (Basic)	$0.24	$0.32
Diluted earnings per share:
From continuing operations	$0.23	$0.31
From discontinued operations	—	—
Net earnings per share (Diluted)	$0.23	$0.31

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2015, the balance in AOCI related to foreign exchange derivative transactions was a gain of $6 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of March 31, 2015 was $448 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2015, the balance in AOCI related to the interest rate swap agreement was a loss of $3 million, net of tax.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$448	$6
Foreign exchange contracts	Other current assets	165	8	Other current liabilities	51	1
Total derivatives designated as hedging instruments			$8			$7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$98	$1	Other current liabilities	$321	$2
Total derivatives not designated as hedging instruments			1			2
Total derivatives			$9			$9

	Fair Values of Derivative Instruments
	December 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$462	$6
Total derivatives designated as hedging instruments			$—			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$186	$1	Other current liabilities	$330	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$1			$11

(1) As of March 31, 2015 and December 31, 2014, approximately $4 million was recorded in other current liabilities and $2 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2015	For the three months ended March 31, 2014	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2015	For the three months ended March 31, 2014	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Interest rate swap	$(1)	$(1)	Interest expense	$(1)	$(1)	Interest expense	$—	$—
Foreign exchange contracts	$10	$—	Cost of products	$2	$—	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Foreign exchange contracts	Other (expense) income, net	$(1)	$(3)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2015, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are set forth as follows:

		Fair Value Measurements at March 31, 2015 Using
In millions	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$85	$85	$—	$—
Foreign exchange contracts (2)	9	—	9	—
Total	$94	$85	$9	$—
Liabilities:
Interest rate swap (3)	$6	$—	$6	$—
Foreign exchange contracts (3)	3	—	3	—
Total	$9	$—	$9	$—

		Fair Value Measurements at December 31, 2014 Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$82	$82	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$83	$82	$1	$—
Liabilities:
Interest rate swap (3)	$6	$—	$6	$—
Foreign exchange contracts (3)	5	—	5	—
Total	$11	$—	$11	$—
_____________
(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheet.
(3)    Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charge described in Note 2, "Restructuring Plan," no impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2015 and 2014.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2015	2014
Revenue by segment
Financial Services	$798	$794
Retail Solutions	445	490
Hospitality	148	149
Emerging Industries	85	85
Consolidated revenue	1,476	1,518
Operating income by segment
Financial Services	105	103
Retail Solutions	16	36
Hospitality	18	12
Emerging Industries	7	4
Subtotal - segment operating income	146	155
Pension benefit	—	(1)
Other adjustments(1)	51	48
Income from operations	$95	$108

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2015	2014
Restructuring plan	$16	$—
Acquisition-related amortization of intangible assets	32	30
Acquisition-related costs	2	14
Acquisition-related purchase price adjustments	—	3
OFAC and FCPA investigations	1	1
Total other adjustments	$51	$48

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2015	2014
Product revenue	$604	$634
Professional services, installation services and cloud revenue	400	383
Total solution revenue	1,004	1,017
Support services revenue	472	501
Total revenue	$1,476	$1,518

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2014	$(125)	$(8)	$(3)	$(136)
Other comprehensive (loss) income before reclassifications	(25)	—	7	(18)
Amounts reclassified from AOCI	—	(3)	(1)	(4)
Net current period other comprehensive (loss) income	(25)	(3)	6	(22)
Balance as of March 31, 2015	$(150)	$(11)	$3	$(158)

Reclassifications Out of AOCI

	For the three months ended March 31, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	—	—	(2)	(2)
Cost of services	1	(3)	—	(2)
Selling, general and administrative expenses	—	(2)	—	(2)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(6)	$(1)	$(6)
Tax expense				2
Total reclassifications, net of tax				$(4)

	For the three months ended March 31, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(3)	—	(2)
Selling, general and administrative expenses	—	(2)	—	(2)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(6)	$1	$(4)
Tax expense				2
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The guarantees are subject to release under certain circumstances as described below:

•	the designation of the Guarantor Subsidiary as an unrestricted subsidiary under the indenture governing the notes;

•	the release of the Guarantor Subsidiary from its guarantee under the senior secured credit facility;

•	the release or discharge of the indebtedness that required the guarantee of the notes by the Guarantor Subsidiary;

•	the permitted sale or other disposition of the Guarantor Subsidiary to a third party; and

•	the Company's exercise of its legal defeasance option of its covenant defeasance option under the indenture governing the notes.

Refer to Note 5, "Debt Obligations," for additional information.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$250	$19	$424	$(89)	$604
Service revenue	301	7	564	—	872
Total revenue	551	26	988	(89)	1,476
Cost of products	205	10	357	(89)	483
Cost of services	221	2	380	—	603
Selling, general and administrative expenses	106	2	117	—	225
Research and development expenses	19	—	36	—	55
Restructuring-related charges	3	—	12	—	15
Total operating expenses	554	14	902	(89)	1,381
Income (loss) from operations	(3)	12	86	—	95
Interest expense	(43)	—	(19)	18	(44)
Other (expense) income, net	8	—	3	(18)	(7)
Income (loss) from continuing operations before income taxes	(38)	12	70	—	44
Income tax expense (benefit)	(4)	5	1	—	2
Income (loss) from continuing operations before earnings in subsidiaries	(34)	7	69	—	42
Equity in earnings of consolidated subsidiaries	74	56	—	(130)	—
Income (loss) from continuing operations	40	63	69	(130)	42
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$40	$63	$69	$(130)	$42
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$40	$63	$67	$(130)	$40
Total comprehensive income (loss)	18	28	33	(62)	17
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$18	$28	$34	$(62)	$18

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	23	17	422	—	462
Accounts receivable, net	78	26	1,311	—	1,415
Inventories	251	8	417	—	676
Due from affiliates	802	1,267	366	(2,435)	—
Other current assets	257	31	299	(38)	549
Total current assets	1,411	1,349	2,815	(2,473)	3,102
Property, plant and equipment, net	156	1	194	—	351
Goodwill	876	—	1,878	—	2,754
Intangibles, net	188	—	705	—	893
Prepaid pension cost	—	—	535	—	535
Deferred income taxes	356	129	45	(186)	344
Investments in subsidiaries	3,564	1,815	—	(5,379)	—
Due from affiliates	1,112	21	38	(1,171)	—
Other assets	386	49	99	—	534
Total assets	$8,049	$3,364	$6,309	$(9,209)	$8,513

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	94	—	78	—	172
Accounts payable	237	—	405	—	642
Payroll and benefits liabilities	78	—	98	—	176
Deferred service revenue and customer deposits	204	32	352	—	588
Due to affiliates	1,391	132	912	(2,435)	—
Other current liabilities	240	10	234	(38)	446
Total current liabilities	2,244	174	2,079	(2,473)	2,024
Long-term debt	3,427	—	16	—	3,443
Pension and indemnity plan liabilities	395	—	281	—	676
Postretirement and postemployment benefits liabilities	24	—	150	—	174
Income tax accruals	3	9	163	—	175
Environmental liabilities	37	—	—	—	37
Due to affiliates	17	37	1,117	(1,171)	—
Other liabilities	8	—	242	(186)	64
Total liabilities	6,155	220	4,048	(3,830)	6,593
Redeemable noncontrolling interest	—	—	14	—	14
Stockholders’ equity
Total NCR stockholders’ equity	1,894	3,144	2,235	(5,379)	1,894
Noncontrolling interests in subsidiaries	—	—	12	—	12
Total stockholders’ equity	1,894	3,144	2,247	(5,379)	1,906
Total liabilities and stockholders’ equity	$8,049	$3,364	$6,309	$(9,209)	$8,513

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16)	$(2)	$138	$(41)	$79
Investing activities
Expenditures for property, plant and equipment	(4)	—	(9)	—	(13)
Additions to capitalized software	(21)	—	(17)	—	(38)
Proceeds from (payments of) intercompany notes	52	10	—	(62)	—
Other investing activities, net	(4)	—	(2)	—	(6)
Net cash provided by (used in) investing activities	23	10	(28)	(62)	(57)
Financing activities
Tax withholding payments on behalf of employees	(9)	—	—	—	(9)
Short term borrowings, net	—	—	2	—	2
Payments on term credit facility	(17)	—	(2)	—	(19)
Payments on revolving credit facilities	(98)	—	(175)	—	(273)
Borrowings on revolving credit facilities	98	—	150	—	248
Proceeds from employee stock plans	6	—	—	—	6
Dividend distribution to consolidated subsidiaries	—	—	(41)	41	—
Borrowings (repayments) of intercompany notes	—	—	(62)	62	—
Net cash provided by (used in) financing activities	(20)	—	(128)	103	(45)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(4)	—	—	—	(4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Increase (decrease) in cash and cash equivalents	(17)	8	(40)	—	(49)
Cash and cash equivalents at beginning of period	40	9	462	—	511
Cash and cash equivalents at end of period	$23	$17	$422	$—	$462

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16)	$(3)	$79	$(29)	$31
Investing activities
Expenditures for property, plant and equipment	(15)	—	(17)	—	(32)
Additions to capitalized software	(21)	—	(13)	—	(34)
Business acquisitions, net of cash acquired	(1,642)		—	—	(1,642)
Changes in restricted cash	1,114	—	—	—	1,114
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(1)	—	(3)	—	(4)
Net cash provided by (used in) investing activities	(566)	—	(33)	1	(598)
Financing activities
Tax withholding payments on behalf of employees	(22)	—	—	—	(22)
Short term borrowings, net	—	—	6	—	6
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(60)	—	—	—	(60)
Borrowings on revolving credit facility	400	—	—	—	400
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from employee stock plans	5	—	—	—	5
Other financing activities	—	—	(1)	—	(1)
Equity contribution	—	—	1	(1)	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Net cash provided by (used in) financing activities	571	—	(23)	28	576
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(16)	—	—	—	(16)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Increase (decrease) in cash and cash equivalents	(27)	(3)	17	—	(13)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$48	$8	$459	$—	$515

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2015, each of which is discussed more fully in later sections of this MD&A:

•	Results were negatively impacted by higher than expected foreign currency headwinds;

•	Revenue decreased approximately 3% from the prior year period, including unfavorable foreign currency impacts of approximately 6%; and

•
We continued to experience growth in software-related revenue (which we measure by combining software license and maintenance revenue, cloud revenue and professional services revenue associated with software delivery).

We have established a focused and consistent business strategy targeted at revenue growth, gross margin expansion, improved customer loyalty and employee engagement. To execute this strategy, in 2015 we remain focused on three key imperatives or initiatives that align with our financial objectives: deliver disruptive innovation; migrate our revenue to higher margin software and recurring services revenue; and develop a high performing sales force backed by leading services delivery that better leverages the innovation we are bringing to the market.

This strategy, which guided our efforts in the first quarter of 2015, is summarized in more detail below:

•
Gain profitable share - We have been working to shift our business model to focus on growth of higher margin software and services revenue by focusing our research and development efforts, changing and educating our sales force and executing transformative acquisitions in each of our core divisions. At the same time, we are continuing our effort to optimize our investments in demand creation to increase NCR’s market share in areas with the greatest potential for profitable growth, which include opportunities in self-service technologies with our core financial services, retail, and hospitality customers. We focus on expanding our presence in our core industries, while seeking additional growth by:

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

•
Enhance our global service capability - We continue to identify and execute various initiatives to enhance our global service capability. We also have focused on improving our service positioning, increasing customer service attach rates for our products and improving profitability in our services business. Our service capability can provide us with a competitive advantage in winning customers and it provides NCR with an attractive and stable revenue source.

•
Build the lowest cost structure in our industry - We strive to increase the efficiency and effectiveness of our core functions and the productivity of our employees through our continuous improvement initiatives. In 2014, we began a comprehensive restructuring plan to reallocate resources to higher-growth, higher-margin opportunities by proactively end-of-lifeing older commodity hardware product lines, moving lower productivity services to new centers of excellence, rationalizing our hardware and software product lines and reducing layers of management and organizing internally around a division model. We have continued to execute this plan in 2015, and expect it to contribute meaningful savings and gains in productivity and efficiency.

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

We plan to continue to manage our costs effectively, including through our restructuring program, and balance our investments in areas that generate high returns. Potentially significant risks to the execution of our initiatives include continued strengthening of the U.S. dollar resulting in unfavorable foreign currency impacts, the global economic and credit environment and its effect on capital spending by our customers, market conditions and investment trends in the retail industry, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Revenue	$1,476	$1,518
Gross margin	$390	$416
Gross margin as a percentage of revenue	26.4%	27.4%
Operating expenses
Selling, general and administrative expenses	$225	$245
Research and development expenses	55	63
Restructuring-related charges	15	—
Income from operations	$95	$108

The following table shows our revenues and gross margins from products and services for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Product revenue	$604	$634
Cost of products	483	476
Product gross margin	$121	$158
Product gross margin as a percentage of revenue	20.0%	24.9%
Services revenue	$872	$884
Cost of services	603	626
Services gross margin	$269	$258
Services gross margin as a percentage of revenue	30.8%	29.2%

The following table shows our revenues by theater for the three months ended March 31:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$799	54%	$780	51%	2%	4%
Europe	328	22%	365	24%	(10)%	7%
Asia Middle East Africa (AMEA)	349	24%	373	25%	(6)%	(1)%
Consolidated revenue	$1,476	100%	$1,518	100%	(3)%	3%

Revenue

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, revenue decreased 3% due primarily to declines in our retail solutions operating segment. Foreign currency fluctuations unfavorably impacted the revenue comparison by 6%. Our product revenue decreased 5% and our services revenue decreased 1% year-over-year. The decrease in our product revenue was due to declines in the Retail Solutions and Hospitality operating segments in all theaters, declines in the Financial Services operating segment in the Europe and AMEA theaters and declines in the Emerging Industries operating segment in the AMEA theater partially offset by growth in the Financial Services operating segment in the Americas theater. The decrease in our services revenue was attributable to decreases in our professional and installation services and maintenance services. Services revenue decreased in the retail solutions operating segment in all theaters, and decreased in the Financial Services operating segment in the Europe theater, partially offset by growth in the Financial Services operating segment in the Americas and AMEA theaters, growth in the Hospitality operating segment in the Americas theater, and growth in the Emerging Industries segment in the Americas and Europe theaters.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2015 was 26.4% compared to 27.4% in the three months ended March 31, 2014. Product gross margin in the three months ended March 31, 2015 was 20.0% compared to 24.9% in the three months ended March 31, 2014. Product gross margin declined primarily due to an unfavorable mix of revenue. Services gross margin in the three months ended March 31, 2015 was 30.8% compared to 29.2% in the three months ended March 31, 2014. Services gross margin increased due to a favorable mix of revenues, including an increase in cloud revenues.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the three months ended March 31 was impacted by certain employee benefit plans as shown below:

In millions	2015	2014
Pension expense (benefit)	$—	$(1)
Postemployment expense	2	5
Postretirement benefit	(4)	(4)
Total expense (benefit)	$(2)	$—

As of December 31, 2014, the U.K. London pension plan was overfunded by approximately $420 million. The plan is expected to fully transfer to an insurer in 2015 or early 2016 resulting in approximately $420 million of pension expense in the period of settlement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $225 million, or 15.2% as a percentage of revenue, in the three months ended March 31, 2015 as compared to $245 million, or 16.1% as a percentage of revenue, in the three months ended March 31, 2014. Selling, general and administrative expenses in the three months ended March 31, 2015 included $16 million of acquisition-related amortization of intangibles, $2 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Selling, general, and administrative expenses in the three months ended March 31, 2014 included $14 million of acquisition-related amortization of intangibles, $14 million of acquisition-related costs, and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses remained relatively consistent as a percentage of revenue.

Research and Development Expenses

Research and development expenses were $55 million, or 3.7% as a percentage of revenue, in the three months ended March 31, 2015 as compared to $63 million, or 4.2% as a percentage of revenue, in the three months ended March 31, 2014. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Restructuring-Related Charges

In the three months ended March 31, 2015, the Company recorded restructuring-related charges of $15 million related to the restructuring program announced in July 2014. The charges consist of other exit costs of approximately $1 million and asset-related charges of approximately $14 million.

Interest and Other Expense Items

Interest expense was $44 million in the three months ended March 31, 2015 compared to $43 million in the three months ended March 31, 2014. Other expense, net was $7 million in the three months ended March 31, 2015 and 2014. Other expense, net in both periods primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, and bank fees.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $2 million for the three months ended March 31, 2015 compared to $4 million for the three months ended March 31, 2014. The decrease in income tax expense was primarily driven by the decrease in earnings, partially offset by a reduction in discrete benefits in the three months ended March 31, 2015.

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

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Revenue	$798	$794
Operating income	$105	$103
Operating income as a percentage of revenue	13.2%	13.0%

Financial Services revenue increased 1% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was driven by growth in product sales in the Americas theater and growth in services revenue in the Americas and AMEA theaters, partially offset by declines in product sales in the Europe and AMEA theaters and declines in services revenue in the Europe theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 8%.

Operating income increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in operating income was driven by a higher mix of omni-channel solutions.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Revenue	$445	$490
Operating income	$16	$36
Operating income as a percentage of revenue	3.6%	7.3%

Retail Solutions revenue decreased 9% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was driven by declines in product sales and services revenue in all theaters. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 5%.

Operating income decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in operating income was primarily due to lower volume and a less favorable mix of software-related revenue.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Revenue	$148	$149
Operating income	$18	$12
Operating income as a percentage of revenue	12.2%	8.1%

Hospitality revenue decreased 1% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was driven by declines in product sales in all theaters, partially offset by growth in services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 2%.

Operating income increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to a higher mix of software-related revenue, including cloud revenue.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2015	2014
Revenue	$85	$85
Operating income	$7	$4
Operating income as a percentage of revenue	8.2%	4.7%

The Emerging Industries segment revenue remained consistent in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The Emerging Industries segment results include higher services revenue in the Americas and Europe theaters, offset by declines in product sales in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 8%.

Operating income increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher services margins.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $79 million in the three months ended March 31, 2015 compared to $31 million in the three months ended March 31, 2014.

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

	Three months ended March 31
In millions	2015	2014
Net cash provided by operating activities	$79	$31
Less: Expenditures for property, plant and equipment	(13)	(32)
Less: Additions to capitalized software	(38)	(34)
Net cash used in discontinued operations	(4)	(16)
Free cash flow (used) (non-GAAP)	$24	$(51)

The decrease in expenditures for property, plant and equipment was due to planned spending reductions as compared to the prior year. The change in cash flows from discontinued operations was due to reduced spending related to the Fox River environmental matter.

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

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2015 and 2014, proceeds from employee stock plans were $6 million and $5 million, respectively. During each of the three months ended March 31, 2015 and 2014, we paid $9 million and $22 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

As of March 31, 2015, our senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2015, there were no outstanding letters of credit. As of March 31, 2015, the outstanding principal balance of the term loan facility was $1.31 billion and the outstanding balance on the revolving facility was zero.

As of March 31, 2015 and December 31, 2014, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

In November 2014, we entered into a revolving trade receivables securitization facility, which provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2015, the Company had $71 million outstanding under the facility.

See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

In 2015, we expect to make contributions of $35 million to the international pension plans, $80 million to the postemployment plan and $4 million to the postretirement plan. For additional information, refer to Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 2, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of this plan, we expect to incur a total charge of approximately $200 million to $225 million and total cash payments of $100 million to $115 million through 2015. These estimates include severance, inventory-related, asset-related and other exit charges. In the first quarter of 2015, we incurred a total charge of approximately $16 million and cash payments of $16 million. We expect to achieve annual savings of approximately $105 million in 2016.

In 2015, NCR expects to make approximately $35 million of remediation and other payments related to the Fox River and Kalamazoo environmental matters, net of the payment obligations of its co-obligors; the amount does not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2015 and December 31, 2014 were $424 million and $458 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of March 31, 2015, our cash and cash equivalents totaled $462 million and our total debt was $3.62 billion. Our borrowing capacity under the revolving credit facility was approximately $850 million at March 31, 2015 and under our trade receivables securitization facility was $129 million at March 31, 2015. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2014 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2014.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2015 through March 31, 2015, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. We note that the last known account balance as of March 31, 2015 was approximately $4,211. The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, and November 12, 2014, the Company has been winding down its past operations in Syria. In connection with these efforts, the Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. Following the closure of the account and termination of the guarantees, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2014 Form 10-K and determined that there were no changes to our critical accounting policies in the three months ended March 31, 2015. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and investment trends in the retail industry; the impact of our indebtedness and its terms on our financial and operating activities; foreign currency fluctuations; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions; the historical seasonality of our sales; compliance with data privacy and protection requirements; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $25 million as of March 31, 2015 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was significantly stronger in the first quarter of 2015 compared to the first quarter of 2014 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 6% on first quarter 2015 revenue versus first quarter 2014 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 73% of our borrowings were effectively on a fixed rate basis as of March 31, 2015. As of March 31, 2015, the net fair value of the interest rate swap was a liability of $6 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $5 million as of March 31, 2015. The increase in pre-tax interest expense for the three months ended March 31, 2015 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2015, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2015, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2014 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2015, approximately $179 million and $138 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

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

During the three months ended March 31, 2015, the Company did not repurchase any shares of its common stock under the authorized share repurchase programs. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended March 31, 2015, 310,882 shares were purchased at an average price of $29.39 per share.

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

2.5
Agreement and Plan of Merger, dated as of December 2, 2013, by and among NCR Corporation, Delivery Acquisition Corporation, Fandango Holdings Corporation and Thoma Bravo, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated December 2, 2013 (the “December 2, 2013 Form 8-K”)).

2.6
Commitment Letter, dated as of December 2, 2013, by and among NCR Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada, RBC Capital Markets, SunTrust Bank, SunTrust Robinson Humphrey, Inc., WF Investment Holdings, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 2.2 to the December 2, 2013 Form 8-K).

2.7
Share Purchase Agreement, dated as of December 2, 2013, by and among NCR Limited and the holders of the outstanding share capital of Alaric Systems Limited (incorporated by reference to Exhibit 2.3 to the December 2, 2013 Form 8-K).

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

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated September 17, 2012).

4.3
Indenture, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 to the NCR Corporation Current Report on Form 8-K filed December 18, 2012).

4.4
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021 (the “5.875% Notes”) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated December 19, 2013 (the “December 19, 2013 Form 8-K”)).

4.5
First Supplemental Indenture relating to the 5.875% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report of NCR Corporation dated January 10, 2014 (the “January 10, 2014 Form 8-K”)).

4.6
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023 (the “6.375% Notes”) (incorporated by reference to Exhibit 4.2 to the December 19, 2013 Form 8-K).

4.7
First Supplemental Indenture relating to the 6.375% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the January 10, 2014 Form 8-K).

10.1	Form of 2015 Performance Based Restricted Stock Unit Award Agreement under the NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Plan”).

10.2	Form of 2015 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Plan.

10.3	Form of 2015 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Plan.

10.4	Form of 2015 Stock Option Award Agreement under the 2013 Stock Plan.

10.5	Letter Agreement, dated March 11, 2015, between NCR Corporation and William R. Nuti.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 1, 2015	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer