Form 10-Q
period 2015-06-30
NCR CORP
filed 2015-07-31
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 15, 2015, there were approximately 169.8 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Product revenue	$703	$722	$1,307	$1,356
Service revenue	901	936	1,773	1,820
Total revenue	1,604	1,658	3,080	3,176
Cost of products	544	531	1,027	1,007
Cost of services	914	647	1,517	1,273
Selling, general and administrative expenses	339	247	564	492
Research and development expenses	67	64	122	127
Restructuring-related charges	6	—	21	—
Total operating expenses	1,870	1,489	3,251	2,899
(Loss) income from operations	(266)	169	(171)	277
Interest expense	(45)	(46)	(89)	(89)
Other (expense), net	—	(3)	(7)	(10)
(Loss) income from continuing operations before income taxes	(311)	120	(267)	178
Income tax expense	32	29	34	33
(Loss) income from continuing operations	(343)	91	(301)	145
Income from discontinued operations, net of tax	—	—	—	—
Net (loss) income	(343)	91	(301)	145
Net income attributable to noncontrolling interests	1	1	3	2
Net (loss) income attributable to NCR	$(344)	$90	$(304)	$143
Amounts attributable to NCR common stockholders:
(Loss) income from continuing operations	$(344)	$90	$(304)	$143
Income from discontinued operations, net of tax	—	—	—	—
Net (loss) income	$(344)	$90	$(304)	$143
(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(2.03)	$0.54	$(1.80)	$0.85
Diluted	$(2.03)	$0.53	$(1.80)	$0.84
Net (loss) income per common share
Basic	$(2.03)	$0.54	$(1.80)	$0.85
Diluted	$(2.03)	$0.53	$(1.80)	$0.84
Weighted average common shares outstanding
Basic	169.6	167.9	169.3	167.5
Diluted	169.6	170.9	169.3	171.0
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net (loss) income	$(343)	$91	$(301)	$145
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	26	23	(2)	30
Derivatives
Unrealized gain (loss) on derivatives	(2)	(1)	7	(2)
(Gains) losses on derivatives arising during the period	(1)	2	(2)	3
Less income tax benefit (expense)	1	(1)	(1)	(1)
Employee benefit plans
Amortization of prior service benefit	(5)	(5)	(11)	(11)
Amortization of actuarial loss	—	—	1	1
Less income tax benefit	2	2	4	4
Other comprehensive (loss) income	21	20	(4)	24
Total comprehensive (loss) income	(322)	111	(305)	169
Less comprehensive income attributable to noncontrolling interests:
Net income	1	1	3	2
Currency translation adjustments	—	1	(3)	—
Amounts attributable to noncontrolling interests	1	2	—	2
Comprehensive (loss) income attributable to NCR common stockholders	$(323)	$109	$(305)	$167

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$425	$511
Accounts receivable, net	1,425	1,404
Inventories	709	669
Other current assets	481	504
Total current assets	3,040	3,088
Property, plant and equipment, net	348	396
Goodwill	2,758	2,760
Intangibles, net	863	926
Prepaid pension cost	137	551
Deferred income taxes	375	349
Other assets	545	537
Total assets	$8,066	$8,607
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$59	$187
Accounts payable	695	712
Payroll and benefits liabilities	178	196
Deferred service revenue and customer deposits	567	494
Other current liabilities	411	481
Total current liabilities	1,910	2,070
Long-term debt	3,415	3,472
Pension and indemnity plan liabilities	686	705
Postretirement and postemployment benefits liabilities	177	170
Income tax accruals	181	181
Other liabilities	83	111
Total liabilities	6,452	6,709
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	16	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 169.7 and 168.6 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Paid-in capital	470	442
Retained earnings	1,259	1,563
Accumulated other comprehensive loss	(137)	(136)
Total NCR stockholders’ equity	1,594	1,871
Noncontrolling interests in subsidiaries	4	12
Total stockholders’ equity	1,598	1,883
Total liabilities and stockholders’ equity	$8,066	$8,607
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2015	2014
Operating activities
Net (loss) income	$(301)	$145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	—	—
Depreciation and amortization	152	142
Stock-based compensation expense	20	19
Deferred income taxes	15	10
Gain on sale of property, plant and equipment and other assets	(1)	(2)
Impairment of long-lived and other assets	16	—
Changes in assets and liabilities:
Receivables	(51)	(88)
Inventories	(54)	(27)
Current payables and accrued expenses	(25)	2
Deferred service revenue and customer deposits	89	35
Employee benefit plans	386	(59)
Other assets and liabilities	—	(66)
Net cash provided by operating activities	246	111
Investing activities
Expenditures for property, plant and equipment	(31)	(66)
Additions to capitalized software	(79)	(73)
Business acquisitions, net	—	(1,642)
Changes in restricted cash	—	1,114
Other investing activities, net	(3)	4
Net cash used in investing activities	(113)	(663)
Financing activities
Tax withholding payments on behalf of employees	(10)	(24)
Short term borrowings, net	28	9
Payments on term credit facilities	(116)	(3)
Borrowings on term credit facility	—	250
Payments on revolving credit facilities	(608)	(255)
Borrowings on revolving credit facilities	512	570
Debt issuance costs	—	(3)
Proceeds from employee stock plans	11	7
Other financing activities	—	(3)
Net cash (used in) provided by financing activities	(183)	548
Cash flows from discontinued operations
Net cash used in operating activities	(17)	(38)
Effect of exchange rate changes on cash and cash equivalents	(19)	(3)
Decrease in cash and cash equivalents	(86)	(45)
Cash and cash equivalents at beginning of period	511	528
Cash and cash equivalents at end of period	$425	$483
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

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $4 million and $22 million during the three and six months ended June 30, 2015, respectively, as compared to $14 million and $32 million during the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, we had zero and $15 million, respectively, in receivables outstanding from Bradesco.

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

Issued

In May 2014, the FASB issued a new revenue recognition standard, superseding previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In August 2014, the FASB issued new guidance related to disclosures relating to going concern, including management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity's ability to continue as a going concern. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance on January 1, 2017 is not expected to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The impact of adopting this guidance on January 1, 2016 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

As a result of the restructuring plan, the Company recorded a total charge of $8 million and $24 million in the three and six months ended June 30, 2015, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million beginning in 2016. The Company expects that it may identify additional restructuring-related opportunities in connection with this restructuring plan, and may incur additional charges through 2015 related to such additional opportunities. Such additional charges are not reasonably estimable at this time as the Company is in the process of defining the nature and scope of these additional opportunities and quantifying the impact thereof.

Severance and other employee related costs The Company made $19 million and $6 million in severance-related payments under ASC 712 and ASC 420, respectively, related to the restructuring plan in the six months ended June 30, 2015.

Inventory-related charges In the three and six months ended June 30, 2015, the Company recorded $2 million and $3 million, respectively, of inventory-related charges for rationalizing its product portfolio to eliminate overlap and redundancy and to end-of-life older commodity product lines that are costly to maintain and provide low margins.

Asset-related charges In the three months ended June 30, 2015, the Company recorded a $2 million charge for the write-off of certain external use capitalized software for projects that have been abandoned. In the six months ended June 30, 2015, the Company recorded $16 million for asset-related charges, which includes the write-off of certain external use capitalized software for projects that have been abandoned as well as an impairment of long-lived assets that are no longer considered strategic and were held for sale. As of June 30, 2015, the carrying amount of the long-lived assets classified as held for sale was $17 million. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Other exit costs In the three and six months ended June 30, 2015, the Company recorded and paid $4 million and $5 million, respectively, for lease and other contract termination costs.

The results by segment, as disclosed in Note 13, "Segment Information and Concentrations," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the total liabilities relating to the restructuring plan, which are included on the Condensed Consolidated Balance Sheet in other current liabilities.

In millions	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$60
Cost recognized during the period	5
Utilization	(30)
Foreign currency translation adjustments	(2)
Ending balance as of June 30	$33

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2015	December 31, 2014
Accounts receivable
Trade	$1,412	$1,382
Other	34	41
Accounts receivable, gross	1,446	1,423
Less: allowance for doubtful accounts	(21)	(19)
Total accounts receivable, net	$1,425	$1,404
The components of inventory are summarized as follows:

In millions	June 30, 2015	December 31, 2014
Inventories
Work in process and raw materials	$147	$132
Finished goods	184	148
Service parts	378	389
Total inventories	$709	$669
The components of other current assets are summarized as follows:

In millions	June 30, 2015	December 31, 2014
Other current assets
Current deferred tax assets	$215	$264
Other	266	240
Total other current assets	$481	$504

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of June 30, 2015 and December 31, 2014 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2014						June 30, 2015
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$1,493	$—	$1,493	$—	$—	$1	$1,494	$—	$1,494
Retail Solutions	581	(7)	574	—	—	—	581	(7)	574
Hospitality	669	—	669	2	—	(5)	666	—	666
Emerging Industries	24	—	24	—	—	—	24	—	24
Total goodwill	$2,767	$(7)	$2,760	$2	$—	$(4)	$2,765	$(7)	$2,758

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2015		December 31, 2014
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$660	$(77)	$660	$(63)
Intellectual property	2 - 8	393	(213)	393	(181)
Customer contracts	8	89	(34)	89	(22)
Tradenames	2 - 10	74	(29)	74	(24)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,224	$(361)	$1,224	$(298)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2015	Six months ended June 30, 2015	Remainder of 2015 (estimated)
Amortization expense	$31	$63	$64

	For the years ended December 31 (estimated)
In millions	2016	2017	2018	2019	2020
Amortization expense	$125	$116	$85	$75	$57

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2015		December 31, 2014
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$26	2.95%	$85	2.91%
Trade Receivables Securitization Facility	—		96	0.83%
Other (2)	33	7.00%	6	7.31%
Total short-term borrowings	$59		$187
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,194	2.95%	$1,246	2.91%
Revolving credit facility due 2018 (1)	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	21	7.20%	26	7.23%
Total long-term debt	$3,415		$3,472

(1)
Interest rates are weighted average interest rates as of June 30, 2015 and December 31, 2014 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of June 30, 2015 and December 31, 2014 and are primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  The Company is party to a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders (as amended, the Senior Secured Credit Facility). As of June 30, 2015, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2015, there were no outstanding letters of credit.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. As a result of prepayments during the quarter, the repayment schedule now requires quarterly installments of approximately $26 million beginning June 30, 2016 and approximately $34 million beginning September 30, 2016, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At June 30, 2015, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $433 million and $373 million of outstanding accounts receivable as of June 30, 2015 and December 31, 2014, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

The financing subsidiary will pay annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility will accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is a committed lender, or (ii) based on commercial paper interest rates if the lender is a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2015 and December 31, 2014 was $3.52 billion and $3.67 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $32 million for the three months ended June 30, 2015 compared to $29 million for the three months ended June 30, 2014. The increase in income tax expense was primarily driven by an unfavorable mix in earnings in continuing operations. Income tax expense was $34 million for the six months ended June 30, 2015 compared to $33 million for the six months ended June 30, 2014. The increase in income tax expense was primarily driven by a reduction in discrete benefits in the six months ended June 30, 2015, partially offset by the decrease in earnings. During the three and six months ended June 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 8, “Employee Benefit Plans.” for additional discussion on the settlement of the UK London pension plan.

7. STOCK COMPENSATION PLANS

As of June 30, 2015, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Restricted stock expense	$11	$9	$20	$19
Tax benefit	(3)	(2)	(6)	(6)
Total stock-based compensation (net of tax)	$8	$7	$14	$13

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and six months ended June 30, 2015 and 2014, the Company did not grant any stock options. As of June 30, 2015, the total unrecognized compensation cost of $102 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.3 years.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	22	34	12	20	34	54
Expected return on plan assets	(18)	(29)	(17)	(26)	(35)	(55)
Curtailment	—	—	(3)	—	(3)	—
Settlement	—	—	427	—	427	—
Net periodic benefit cost (income)	$4	$5	$422	$(3)	$426	$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Net service cost	$—	$—	$6	$6	$6	$6
Interest cost	44	66	27	41	71	107
Expected return on plan assets	(36)	(59)	(39)	(52)	(75)	(111)
Amortization of prior service cost	—	—	—	1	—	1
Curtailment	—	—	(3)	—	(3)	—
Settlement	—	—	427	(2)	427	(2)
Net periodic benefit cost (income)	$8	$7	$418	$(6)	$426	$1

During the second quarter of 2015, the Company completed the transfer of the UK London pension plan to an insurer. As a result of the transfer, the Company recorded a settlement loss of $427 million in the three and six months ended June 30, 2015 in the Condensed Consolidated Statement of Operations as well as an offsetting decrease to prepaid pension costs in the Condensed Consolidated Balance Sheet as of June 30, 2015.

The benefit from the postretirement plan for the three and six months ended June 30 was:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Amortization of:
Prior service benefit	(4)	(4)	(9)	(9)
Actuarial loss	—	—	1	1
Net postretirement benefit	$(4)	$(4)	$(8)	$(8)

The cost of the postemployment plan for the three and six months ended June 30 was:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Net service cost	$4	$3	$8	$7
Interest cost	1	2	2	4
Amortization of prior service benefit	(1)	(1)	(2)	(2)
Net benefit cost	$4	$4	$8	$9
Restructuring severance cost	(3)	—	(5)	—
Total postemployment cost	$1	$4	$3	$9

Employer Contributions

Pension For the three and six months ended June 30, 2015, NCR contributed approximately $7 million and $14 million, respectively, to its international pension plans. In 2015, NCR anticipates contributing an additional $21 million to its international pension plans for a total of $35 million. NCR may make one or more additional discretionary contributions over the next twelve months, but no such contributions are currently scheduled.

Postretirement For the three and six months ended June 30, 2015, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $3 million to its U.S. postretirement plan for a total of $4 million in 2015.

Postemployment For the three and six months ended June 30, 2015, NCR contributed approximately $9 million and $20 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $60 million to its postemployment plans for a total of $80 million in 2015, which includes planned contributions associated with the previously announced restructuring plan. See Note 2, "Restructuring Plan," for additional information.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of June 30, 2015 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 related to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria.  NCR promptly retained experienced outside counsel and began an internal investigation of those allegations that was completed in January 2013.  On August 31, 2012, the Board of Directors received a demand letter from an individual shareholder demanding that the Board investigate and take action in connection with certain of the whistleblower allegations. The Board formed a Special Committee to investigate those matters, and that Special Committee also separately retained experienced outside counsel, and completed an investigation in January 2013. On January 23, 2013, upon the recommendation of the Special Committee following its review, the Board of Directors adopted a resolution rejecting the shareholder demand. As part of its resolution, the Board determined, among other things, that the officers and directors named in the demand had not breached their fiduciary duties and that the Company would not commence litigation against the named officers and directors. The Board further resolved to review measures proposed and implemented by management to strengthen the Company's compliance with trade embargos, export control laws and anti-bribery laws. In March 2013, the shareholder who sent the demand filed a derivative action in a Georgia state court, naming as defendants three Company officers, five members of the Board of Directors, and the Company as a nominal defendant. As reported in prior filings, the litigation and associated shareholder demands have been resolved.

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

With respect to the FCPA, the Company made a presentation to the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) providing the facts known to the Company related to the whistleblower's FCPA allegations, and advising the government that many of these allegations were unsubstantiated. The Company responded to subpoenas of the SEC and to requests of the DOJ for documents and information related to the FCPA, including matters related to the whistleblower's FCPA allegations. The Company's investigations of the whistleblower's FCPA allegations identified a few opportunities to strengthen the Company's comprehensive FCPA compliance program, and the Company continues to evaluate and enhance its compliance program as appropriate.

With respect to the DOJ, the Company responded to its most recent requests for documents in 2014. With respect to the SEC, on June 22, 2015, the SEC staff notified the Company that it did not intend to recommend an enforcement action against the Company with respect to these matters.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company continues to cooperate with the authorities. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's investigation.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $54 million as of June 30, 2015, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. As of June 30, 2015, the Company estimated the aggregate risk related to this matter to be zero to approximately $63 million, which includes penalties and interest subsequent to the assessment.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement, arose out of a 2012 to 2014 arbitration dispute between NCR and API, provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.

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

In the quarter ended March 31, 2015, under a case management order applicable to the remanded case the federal district court allowed the filing of certain additional contractual and other claims, including claims against the Company, as well as certain claims by API against other parties (in light of the September 2014 appellate ruling that had restored those claims), which resulted in claims for potential indemnity by those other parties against the Company (under the Funding Agreement, to the extent the Company is liable for such claims, API must pay its recoveries into the limited liability corporation created by the Funding Agreement, and the Company may then seek to obtain reimbursement under its terms). The Company also updated the amounts it is seeking in its affirmative claims against other parties. Additionally, in March 2015, notwithstanding the prior trial and appellate results that had been favorable to the Company, the court entered a ruling holding NCR liable for contamination in operable unit 1, an area upriver from the Company’s former facilities, on what the court considered to be new guidance created by the appellate court in its September 2014 decision. The Company believes the March 2015 decision incorrectly applied the appellate court ruling. While the Company's effort to obtain special appellate review in the form of a petition for mandamus was denied on May 1, 2015 by the appellate court, in a decision dated May 15, 2015 the district court indicated, in a ruling that addressed several issues, that NCR had no liability for operable unit 1, noting “NCR discharged no PCBs in OU1, and therefore has no divisible share of the clean-up costs for that area."

In 2010 the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 that court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR) finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order; only NCR complied with the injunction. Several parties, including NCR, appealed from the judgment. In a companion opinion to the ruling described in the preceding paragraph, the United States Court of Appeals for the Seventh Circuit, also on September 25, 2014, vacated the injunction, and also vacated the declaratory judgment that had been entered against the Company. The court also ruled that NCR’s defense based on divisibility of harm at the site, which the district court had rejected, must be reconsidered by that court.

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company has already paid more than 28% of the remediation costs for that part of the river); the court invited the Company to submit a proposed judgment in the Government enforcement action. Various parties have asked the court to reconsider its ruling, and one has sought to intervene as a co-plaintiff with the Governments, and those motions remained pending as of June 30, 2015. With respect to remaining remediation work, one other PRP, GP, has agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5. The declaratory judgment in the Government enforcement action with respect to liability under the 2007 Order against another defendant, Glatfelter, which pursued its appeal on grounds different from those pursued by NCR, was affirmed.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

With respect to ongoing 2015 remediation, following negotiations with the Governments and GP the Company agreed in April 2015 to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of that work, with GP funding an equal amount. This agreement was formalized in a stipulation and proposed consent decree filed with the federal court; each party is preserving its rights to recover its 2015 costs from the other in the contribution litigation. The Governments are demanding that Glatfelter agree to perform or fund the remaining approximate one-third of the work. Remediation work for the 2015 season commenced on March 31, 2015, and NCR, GP and Glatfelter are each undertaking certain remediation efforts.

With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company has continued to receive timely payments under the Funding Agreement.

NCR's eventual remediation liability, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs, in the quarter ended June 30, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval).

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2015, the net reserve for the Fox River matter was approximately $23 million, compared to $40 million as of December 31, 2014. The decrease in the net reserve is due to payments for clean-up activities and litigation costs, and to take into account the impact of the court decision on divisibility. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2015 and December 31, 2014, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $11 million and $30 million as of June 30, 2015 and December 31, 2014, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through June 30, 2015, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs, which are represented in the complaint as $79 million to that point in time; various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability will be litigated in a subsequent phase of the case, with trial scheduled to commence on September 22, 2015. NCR has preserved its right to appeal the September 2013 decision, and in March 2015 moved for the dismissal of all or some of the claims against it on the basis of applicable statutes of limitations; that motion remained pending as of June 30, 2015. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2015 and December 31, 2014, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2015	2014
Warranty reserve liability
Beginning balance as of January 1	$22	$22
Accruals for warranties issued	19	18
Settlements (in cash or in kind)	(18)	(19)
Ending balance as of June 30	$23	$21

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

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. For the three and six months ended June 30, 2015, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as restricted stock awards and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, the fully diluted shares would have been 172.0 million and 171.8 million shares. During the three and six months ended June 30, 2014, there were no anti-dilutive options.

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Amounts attributable to NCR common stockholders:
(Loss) income from continuing operations	$(344)	$90	$(304)	$143
Income from discontinued operations, net of tax	—	—	—	—
Net (loss) income applicable to common shares	$(344)	$90	$(304)	$143
Weighted average outstanding shares of common stock	169.6	167.9	169.3	167.5
Dilutive effect of restricted stock and employee stock options	—	3.0	—	3.5
Weighted average outstanding shares of common stock - diluted	169.6	170.9	169.3	171.0
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$(2.03)	$0.54	$(1.80)	$0.85
From discontinued operations	—	—	—	—
Net earnings per share (Basic)	$(2.03)	$0.54	$(1.80)	$0.85
Diluted earnings per share:
From continuing operations	$(2.03)	$0.53	(1.80)	$0.84
From discontinued operations	—	—	—	—
Net earnings per share (Diluted)	$(2.03)	$0.53	$(1.80)	$0.84

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2015, the balance in AOCI related to foreign exchange derivative transactions was a gain of $3 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of June 30, 2015 was $434 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2015, the balance in AOCI related to the interest rate swap agreement was a loss of $2 million, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$434	$5
Foreign exchange contracts	Other current assets	119	5	Other current liabilities	34	1
Total derivatives designated as hedging instruments			$5			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$105	$—	Other current liabilities	$217	$—
Total derivatives not designated as hedging instruments			—			—
Total derivatives			$5			$6

	Fair Values of Derivative Instruments
	December 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$462	$6
Total derivatives designated as hedging instruments			$—			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$186	$1	Other current liabilities	$330	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$1			$11

(1) As of June 30, 2015, approximately $4 million was recorded in other current liabilities and $1 million was recorded in other liabilities related to the interest rate swap. As of December 31, 2014 approximately $4 million was recorded in other current liabilities and $2 million, was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2015	For the three months ended June 30, 2014	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2015	For the three months ended June 30, 2014	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Interest rate swap	$—	$(1)	Interest expense	$(1)	$(2)	Interest expense	$—	$—
Foreign exchange contracts	$(2)	$—	Cost of products	$2	$—	Other (expense) income, net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2015	For the six months ended June 30, 2014	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2015	For the six months ended June 30, 2014	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Interest rate swap	$(1)	$(2)	Interest expense	$(2)	$(3)	Interest expense	$—	$—
Foreign exchange contracts	$8	$—	Cost of products	$4	$—	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Foreign exchange contracts	Other (expense) income, net	$—	$(3)	$(1)	$(6)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2015, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are set forth as follows:

		Fair Value Measurements at June 30, 2015 Using
In millions	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$32	$32	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$37	$32	$5	$—
Liabilities:
Interest rate swap (3)	$5	$—	$5	$—
Foreign exchange contracts (3)	1	—	1	—
Total	$6	$—	$6	$—

		Fair Value Measurements at December 31, 2014 Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$82	$82	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$83	$82	$1	$—
Liabilities:
Interest rate swap (3)	$6	$—	$6	$—
Foreign exchange contracts (3)	5	—	5	—
Total	$11	$—	$11	$—
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charge described in Note 2, "Restructuring Plan," no impairment charges or material non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2015 and 2014.

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
The accounting policies used to determine the results of the operating segments are the same as those utilized for the condensed consolidated financial statements as a whole. Intersegment sales and transfers are not material.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Revenue by segment
Financial Services	$840	$900	$1,638	$1,694
Retail Solutions	505	503	950	993
Hospitality	172	170	320	319
Emerging Industries	87	85	172	170
Consolidated revenue	1,604	1,658	3,080	3,176
Operating income by segment
Financial Services	123	137	228	240
Retail Solutions	42	48	58	84
Hospitality	27	23	45	35
Emerging Industries	10	2	17	6
Subtotal - segment operating income	202	210	348	365
Pension expense	426	2	426	1
Other adjustments(1)	42	39	93	87
Income from operations	$(266)	$169	$(171)	$277

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Restructuring plan	$8	$—	$24	$—
Acquisition-related amortization of intangible assets	31	30	63	60
Acquisition-related costs	3	6	5	20
Acquisition-related purchase price adjustments	—	2	—	5
OFAC and FCPA investigations	—	1	1	2
Total other adjustments	$42	$39	$93	$87

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Product revenue	$703	$722	$1,307	$1,356
Professional services, installation services and cloud revenue	421	431	821	814
Total solution revenue	1,124	1,153	2,128	2,170
Support services revenue	480	505	952	1,006
Total revenue	$1,604	$1,658	$3,080	$3,176

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2014	$(125)	$(8)	$(3)	$(136)
Other comprehensive (loss) income before reclassifications	1	—	6	7
Amounts reclassified from AOCI	—	(6)	(2)	(8)
Net current period other comprehensive (loss) income	1	(6)	4	(1)
Balance as of June 30, 2015	$(124)	$(14)	$1	$(137)

Reclassifications Out of AOCI

	For the three months ended June 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	—	(3)	—	(3)
Interest expense	—	—	1	1
Total before tax	$—	$(5)	$(1)	$(6)
Tax expense				2
Total reclassifications, net of tax				$(4)

	For the three months ended June 30, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(3)	$—	$(3)
Selling, general and administrative expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$—	$(5)	$2	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(4)	$(4)
Cost of services	1	(5)	—	(4)
Selling, general and administrative expenses	—	(5)	—	(5)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	2	2
Total before tax	$1	$(11)	$(2)	$(12)
Tax expense				4
Total reclassifications, net of tax				$(8)

	For the six months ended June 30, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$(6)	$—	$(5)
Selling, general and administrative expenses	—	(4)	—	(4)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	3	3
Total before tax	$1	$(11)	$3	$(7)
Tax expense				3
Total reclassifications, net of tax				$(4)

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

Refer to Note 5, "Debt Obligations," for additional information.

In connection with the previously completed registered exchange offers for the 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$297	$27	$495	$(116)	$703
Service revenue	327	8	566	—	901
Total revenue	624	35	1,061	(116)	1,604
Cost of products	233	9	418	(116)	544
Cost of services	236	3	675	—	914
Selling, general and administrative expenses	110	1	228	—	339
Research and development expenses	19	—	48	—	67
Restructuring-related charges	2	—	4	—	6
Total operating expenses	600	13	1,373	(116)	1,870
Income (loss) from operations	24	22	(312)	—	(266)
Interest expense	(44)	—	(20)	19	(45)
Other (expense) income, net	13	2	4	(19)	—
Income (loss) from continuing operations before income taxes	(7)	24	(328)	—	(311)
Income tax expense (benefit)	(2)	11	23	—	32
Income (loss) from continuing operations before earnings in subsidiaries	(5)	13	(351)	—	(343)
Equity in earnings of consolidated subsidiaries	(339)	(359)	—	698	—
Income (loss) from continuing operations	(344)	(346)	(351)	698	(343)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(344)	$(346)	$(351)	$698	$(343)
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$(344)	$(346)	$(352)	$698	$(344)
Total comprehensive income (loss)	(323)	(274)	(327)	602	(322)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(323)	$(274)	$(328)	$602	$(323)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$547	$46	$919	$(205)	$1,307
Service revenue	628	15	1,130	—	1,773
Total revenue	1,175	61	2,049	(205)	3,080
Cost of products	438	19	775	(205)	1,027
Cost of services	457	5	1,055	—	1,517
Selling, general and administrative expenses	216	3	345	—	564
Research and development expenses	38	—	84	—	122
Restructuring-related charges	5	—	16	—	21
Total operating expenses	1,154	27	2,275	(205)	3,251
Income (loss) from operations	21	34	(226)	—	(171)
Interest expense	(87)	—	(39)	37	(89)
Other (expense) income, net	21	2	7	(37)	(7)
Income (loss) from continuing operations before income taxes	(45)	36	(258)	—	(267)
Income tax expense (benefit)	(6)	16	24	—	34
Income (loss) from continuing operations before earnings in subsidiaries	(39)	20	(282)	—	(301)
Equity in earnings of consolidated subsidiaries	(265)	(303)	—	568	—
Income (loss) from continuing operations	(304)	(283)	(282)	568	(301)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(304)	$(283)	$(282)	$568	$(301)
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$(304)	$(283)	$(285)	$568	$(304)
Total comprehensive income (loss)	(305)	(246)	(294)	540	(305)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$(305)	$(246)	$(294)	$540	$(305)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$20	$14	$391	$—	$425
Accounts receivable, net	73	32	1,320	—	1,425
Inventories	255	10	444	—	709
Due from affiliates	1,055	1,286	330	(2,671)	—
Other current assets	219	31	278	(47)	481
Total current assets	1,622	1,373	2,763	(2,718)	3,040
Property, plant and equipment, net	152	1	195	—	348
Goodwill	876	—	1,882	—	2,758
Intangibles, net	179	—	684	—	863
Prepaid pension cost	—	—	137	—	137
Deferred income taxes	388	130	42	(185)	375
Investments in subsidiaries	3,259	1,491	—	(4,750)	—
Due from affiliates	1,091	21	39	(1,151)	—
Other assets	388	53	104	—	545
Total assets	$7,955	$3,069	$5,846	$(8,804)	$8,066

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$41	$—	$18	$—	$59
Accounts payable	275	—	420	—	695
Payroll and benefits liabilities	80	1	97	—	178
Deferred service revenue and customer deposits	208	32	327	—	567
Due to affiliates	1,660	136	875	(2,671)	—
Other current liabilities	221	5	232	(47)	411
Total current liabilities	2,485	174	1,969	(2,718)	1,910
Long-term debt	3,402	—	13	—	3,415
Pension and indemnity plan liabilities	400	—	286	—	686
Postretirement and postemployment benefits liabilities	23	—	154	—	177
Income tax accruals	3	11	167	—	181
Due to affiliates	17	39	1,095	(1,151)	—
Other liabilities	31	—	237	(185)	83
Total liabilities	6,361	224	3,921	(4,054)	6,452
Redeemable noncontrolling interest	—	—	16	—	16
Stockholders’ equity
Total NCR stockholders’ equity	1,594	2,845	1,905	(4,750)	1,594
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	1,594	2,845	1,909	(4,750)	1,598
Total liabilities and stockholders’ equity	$7,955	$3,069	$5,846	$(8,804)	$8,066

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40	$9	462	$—	$511
Accounts receivable, net	69	19	1,316	—	1,404
Inventories	242	6	421	—	669
Due from affiliates	626	1,228	476	(2,330)	—
Other current assets	294	28	280	(98)	504
Total current assets	1,271	1,290	2,955	(2,428)	3,088
Property, plant and equipment, net	161	1	234	—	396
Goodwill	878	—	1,882	—	2,760
Intangibles, net	196	—	730	—	926
Prepaid pension cost	—	—	551	—	551
Deferred income taxes	363	128	43	(185)	349
Investments in subsidiaries	3,519	1,771	—	(5,290)	—
Due from affiliates	1,127	20	41	(1,188)	—
Other assets	375	49	113	—	537
Total assets	$7,890	$3,259	$6,549	$(9,091)	$8,607

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$—	$102	$—	$187
Accounts payable	248	—	464	—	712
Payroll and benefits liabilities	85	—	111	—	196
Deferred service revenue and customer deposits	149	21	324	—	494
Due to affiliates	1,318	124	888	(2,330)	—
Other current liabilities	192	10	377	(98)	481
Total current liabilities	2,077	155	2,266	(2,428)	2,070
Long-term debt	3,454	—	18	—	3,472
Pension and indemnity plan liabilities	391	—	314	—	705
Postretirement and postemployment benefits liabilities	25	—	145	—	170
Income tax accruals	3	10	168	—	181
Due to affiliates	17	41	1,130	(1,188)	—
Other liabilities	52	—	244	(185)	111
Total liabilities	6,019	206	4,285	(3,801)	6,709
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,871	3,053	2,237	(5,290)	1,871
Noncontrolling interests in subsidiaries	—	—	12	—	12
Total stockholders’ equity	1,871	3,053	2,249	(5,290)	1,883
Total liabilities and stockholders’ equity	$7,890	$3,259	$6,549	$(9,091)	$8,607

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61	$(75)	$301	$(41)	$246
Investing activities
Expenditures for property, plant and equipment	(9)	—	(22)	—	(31)
Additions to capitalized software	(48)	—	(31)	—	(79)
Proceeds from (payments of) intercompany notes	96	80	—	(176)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(7)	—	4	—	(3)
Net cash provided by (used in) investing activities	31	80	(49)	(175)	(113)
Financing activities
Tax withholding payments on behalf of employees	(10)	—	—	—	(10)
Short term borrowings, net	15	—	13	—	28
Payments on term credit facility	(111)	—	(5)	—	(116)
Payments on revolving credit facilities	(223)	—	(385)	—	(608)
Borrowings on revolving credit facilities	223	—	289	—	512
Proceeds from employee stock plans	11	—	—	—	11
Other financing activities	—	—	—	—	—
Equity contribution	—	—	1	(1)	—
Dividend distribution to consolidated subsidiaries	—	—	(41)	41	—
Borrowings (repayments) of intercompany notes	—	—	(176)	176	—
Net cash provided by (used in) financing activities	(95)	—	(304)	216	(183)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(17)	—	—	—	(17)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Increase (decrease) in cash and cash equivalents	(20)	5	(71)	—	(86)
Cash and cash equivalents at beginning of period	40	9	462	—	511
Cash and cash equivalents at end of period	$20	$14	$391	$—	$425

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17	$(46)	$169	$(29)	$111
Investing activities
Expenditures for property, plant and equipment	(31)	—	(35)	—	(66)
Additions to capitalized software	(43)	—	(30)	—	(73)
Business acquisitions, net	(1,642)	—	—	—	(1,642)
Proceeds from (payments of) intercompany notes	40	50	—	(90)	—
Changes in restricted cash	1,114	—	—	—	1,114
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(3)	—	7	—	4
Net cash provided by (used in) investing activities	(567)	50	(58)	(88)	(663)
Financing activities
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Short term borrowings, net	—	—	9	—	9
Payments on term credit facility	(3)	—	—	—	(3)
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(255)	—	—	—	(255)
Borrowings on revolving credit facility	570	—	—	—	570
Debt issuance costs	(3)	—	—	—	(3)
Proceeds from employee stock plans	7	—	—	—	7
Other financing activities	—	—	(3)	—	(3)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Borrowings (repayments) of intercompany notes	—	—	(90)	90	—
Net cash provided by (used in) financing activities	542	—	(111)	117	548
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(38)	—	—	—	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(46)	4	(3)	—	(45)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$29	$15	$439	$—	$483

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2015, each of which is discussed more fully in later sections of this MD&A:

•	Results continued to be negatively impacted by foreign currency headwinds;

•	Revenue decreased approximately 3% from the prior year period, including unfavorable foreign currency impacts of approximately 7%; and

•	We completed the transfer of the UK London pension plan to an insurer, resulting in a charge of $427 million in the second quarter of 2015.

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

This strategy, which guided our efforts in the second quarter of 2015, is summarized in more detail below:

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

•
Build the lowest cost structure in our industry - We strive to increase the efficiency and effectiveness of our core functions and the productivity of our employees through our continuous improvement initiatives. In 2014, we began a comprehensive restructuring plan to reallocate resources to higher-growth, higher-margin opportunities by proactively taking steps to end-of-life older commodity hardware product lines, moving lower productivity services to new centers of excellence, rationalizing our hardware and software product lines and reducing layers of management and organizing internally around a division model. We have continued to execute this plan in 2015, and expect it to contribute meaningful savings and gains in productivity and efficiency.

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

We plan to continue to manage our costs effectively, including through our restructuring program, and balance our investments in areas that generate high returns. Potentially significant risks to the execution of our initiatives include continued strengthening of the U.S. dollar resulting in unfavorable foreign currency impacts, the global economic and credit environment (including Russia and China) and its effect on capital spending by our customers, market conditions and investment trends in the retail industry, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Revenue	$1,604	$1,658	$3,080	$3,176
Gross margin	$146	$480	$536	$896
Gross margin as a percentage of revenue	9.1%	29.0%	17.4%	28.2%
Operating expenses
Selling, general and administrative expenses	$339	$247	$564	$492
Research and development expenses	67	64	122	127
Restructuring-related charges	6	—	21	—
(Loss) income from operations	$(266)	$169	$(171)	$277

The following table shows our revenue and gross margin from products and services for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Product revenue	$703	$722	$1,307	$1,356
Cost of products	544	531	1,027	1,007
Product gross margin	$159	$191	$280	$349
Product gross margin as a percentage of revenue	22.6%	26.5%	21.4%	25.7%
Services revenue	$901	$936	$1,773	$1,820
Cost of services	914	647	1,517	1,273
Services gross margin	$(13)	$289	$256	$547
Services gross margin as a percentage of revenue	(1.4)%	30.9%	14.4%	30.1%

The following table shows our revenue by theater for the three months ended June 30:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$878	55%	$834	50%	5%	7%
Europe	349	22%	408	25%	(14)%	2%
Asia Middle East Africa (AMEA)	377	23%	416	25%	(9)%	(1)%
Consolidated revenue	$1,604	100%	$1,658	100%	(3)%	4%

The following table shows our revenue by theater for the six months ended June 30:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$1,677	54%	$1,614	51%	4%	6%
Europe	677	22%	773	24%	(12)%	4%
Asia Middle East Africa (AMEA)	726	24%	789	25%	(8)%	(1)%
Consolidated revenue	$3,080	100%	$3,176	100%	(3)%	4%

Revenue

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, revenue decreased 3% primarily due to declines in our Financial Services operating segment. Foreign currency fluctuations unfavorably impacted the revenue comparison by 7%. Our product revenue decreased 3% and our services revenue decreased 4% year-over-year. The decrease in our product revenue was due to declines in the Financial Services operating segment in the Europe and AMEA theaters, declines in the Hospitality operating segment in the Americas theater and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Retail Solutions operating segment in the Americas and Europe theaters, and growth in the Financial Services and Emerging Industries operating segments in the Americas theater. The decrease in our services revenue was attributable to declines in our professional and installation services and maintenance services. Services revenue decreased due to declines in the Retail Solutions operating segment in all theaters, declines in the Financial Services operating segment in the Europe and AMEA theaters, and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Financial Services, Hospitality and Emerging Industries operating segments in the Americas theater.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, revenue decreased 3% primarily due to declines in the Financial Services and Retail Solutions operating segments. Foreign currency fluctuations unfavorably impacted the revenue comparison by 7%. Our product revenue decreased 4% and services revenue decreased 3% year-over-year. The decrease in our product revenue was due to declines in the Financial Services and Retail Solutions operating segments in the Europe and AMEA theaters, declines in the Hospitality operating segment in the Americas theater, and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Financial Services, Retail Solutions and Emerging Industries operating segments in the Americas theater. The decrease in our services revenue was attributable to declines in our professional and installation services and maintenance services. Services revenue decreased due to declines in the Retail Solutions operating segment in all theaters, declines in the Financial Services operating segment in the Europe theater and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Financial Services, Hospitality and Emerging Industries operating segments in the Americas theater.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2015 was 9.1% compared to 29.0% in the three months ended June 30, 2014. Product gross margin in the three months ended June 30, 2015 was 22.6% compared to 26.5% in the three months ended June 30, 2014. Product gross margin in the three months ended June 30, 2015 was negatively impacted by $10 million in higher pension expense, or 1.4% as a percentage of product revenue. Excluding this item, product gross margin decreased primarily due to an unfavorable mix of revenue. Services gross margin in the three months ended June 30, 2015 was (1.4)% compared to 30.9% in the three months ended June 30, 2014. Services gross margin in the three months ended June 30, 2015 was negatively impacted by $293 million in higher pension expense, or 32.5% as a percentage of services revenue. Excluding this item, services gross margin increased primarily due to a favorable mix of revenue, including an increase in cloud revenue.

Gross margin as a percentage of revenue in the six months ended June 30, 2015 was 17.4% compared to 28.2% in the six months ended June 30, 2014. Product gross margin in the six months ended June 30, 2015 was 21.4% compared to 25.7% in the six months ended June 30, 2014. Product gross margin in the six months ended June 30, 2015 was negatively impacted by $10 million in higher pension expense, or 0.8% as a percentage of product revenue. Excluding this item, product gross margin decreased primarily due to an unfavorable mix of revenue. Services gross margin in the six months ended June 30, 2015 was 14.4% compared to 30.1% in the six months ended June 30, 2014. Services gross margin in the six months ended June 30, 2015 was negatively impacted by $294 million in higher pension expense, or 16.6% as a percentage of services revenue. Excluding this item, services gross margin increased primarily due to a favorable mix of revenue, including an increase in cloud revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the three and six months ended June 30 was impacted by certain employee benefit plans as shown below:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Pension expense	$426	$2	$426	$1
Postemployment expense	1	4	3	9
Postretirement benefit	(4)	(4)	(8)	(8)
Total expense	$423	$2	$421	$2

In the second quarter of 2015, the Company completed the transfer of its UK London pension plan to an insurer, resulting in a settlement loss of $427 million recognized in the three and six months ended June 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $339 million, or 21.1% as a percentage of revenue, in the three months ended June 30, 2015 as compared to $247 million, or 14.9% as a percentage of revenue, in the three months ended June 30, 2014. Selling, general and administrative expenses in the three months ended June 30, 2015 included $114 million of pension expense, $15 million of acquisition-related amortization of intangibles and $3 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended June 30, 2014 included $1 million of pension expense, $14 million of acquisition-related amortization of intangibles, $6 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased from 13.6% in the three months ended June 30, 2014 to 12.9% in the three months ended June 30, 2015 as a percentage of revenue due to overall cost containment.

Selling, general and administrative expenses were $564 million, or 18.3% as a percentage of revenue, in the six months ended June 30, 2015 as compared to $492 million, or 15.5% as a percentage of revenue, in the six months ended June 30, 2014. Selling, general and administrative expenses in the six months ended June 30, 2015 included $114 million of pension expense, $31 million of acquisition-related amortization of intangibles, $5 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Selling, general, and administrative expenses in the six months ended June 30, 2014 included $1 million of pension expense, $28 million of acquisition-related amortization of intangibles, $20 million of acquisition-related costs and $2 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased from 13.9% in the six months ended June 30, 2014 to 13.4% in the six months ended June 30, 2015 as a percentage of revenue due to overall cost containment.

Research and Development Expenses

Research and development expenses were $67 million, or 4.2% as a percentage of revenue, in the three months ended June 30, 2015 as compared to $64 million, or 3.9% as a percentage of revenue, in the three months ended June 30, 2014. Pension costs included in research and development expenses were $9 million in the three months ended June 30, 2015 as compared to $1 million in the three months ended June 30, 2014. After considering these items, research and development expenses as a percentage of revenue decreased from 3.8% in the three months ended June 30, 2014 to 3.6% in the three months ended June 30, 2015. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Research and development expenses were $122 million, or 4.0% as a percentage of revenue, in the six months ended June 30, 2015 as compared to $127 million, or 4.0% as a percentage of revenue, in the six months ended June 30, 2014. Pension costs included in research and development expenses were $9 million in the six months ended June 30, 2015 as compared to $1 million in the six months ended June 30, 2014. After considering these items, research and development expenses as a percentage of revenue decreased from 4.0% in the six months ended June 30, 2014 to 3.7% in the six months ended June 30, 2015. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Restructuring-Related Charges

In the three months ended June 30, 2015, the Company recorded restructuring-related charges of $6 million related to the restructuring program announced in July 2014. The charges consist of other exit costs of approximately $4 million and asset-related charges of approximately $2 million.

In the six months ended June 30, 2015, the Company recorded restructuring-related charges of $21 million related to the restructuring program announced in July 2014. The charges consist of other exit costs of approximately $5 million and asset-related charges of approximately $16 million.

Interest and Other Expense Items

Interest expense was $45 million in the three months ended June 30, 2015 compared to $46 million in the three months ended June 30, 2014. Other expense, net was zero in the three months ended June 30, 2015 compared to $3 million in the three months ended June 30, 2014. Other expense, net in both periods primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees, and interest income.

Interest expense was $89 million in the six months ended June 30, 2015 and 2014. Other expense, net was $7 million in the six months ended June 30, 2015 compared to $10 million in the six months ended June 30, 2014. Other expense, net in both periods primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees, and interest income.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $32 million for the three months ended June 30, 2015 compared to $29 million for the three months ended June 30, 2014. The increase in income tax expense was primarily driven by an unfavorable mix in earnings in continuing operations. Income tax expense was $34 million for the six months ended June 30, 2015 compared to $33 million for the six months ended June 30, 2014. The increase in income tax expense was primarily driven by a reduction in discrete benefits in the six months ended June 30, 2015, partially offset by the decrease in earnings. During the three and six months ended June 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom.

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

Each of these segments derives its revenue by selling products and services in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under accounting principles generally accepted in the United States (otherwise known as GAAP). This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

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

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Revenue	$840	$900	$1,638	$1,694
Operating income	$123	$137	$228	$240
Operating income as a percentage of revenue	14.6%	15.2%	13.9%	14.2%

In the three months ended June 30, 2015 compared to the three months ended June 30, 2014, Financial Services revenue decreased 7%. The decrease was driven by declines in product sales and services revenue in the Europe and AMEA theaters, partially offset by growth in product sales and services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 8%.

In the six months ended June 30, 2015 compared to the six months ended June 30, 2014, Financial Services revenue decreased 3%. The decrease was driven by declines in product sales in the Europe and AMEA theaters and declines in services revenue in the Europe theater, partially offset by growth in product sales and services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 7%.

Operating income decreased in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The decrease in operating income in both periods was driven by a less favorable mix of revenue in North America and Europe as well as due to lower revenue in Russia and China.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Revenue	$505	$503	$950	$993
Operating income	$42	$48	$58	$84
Operating income as a percentage of revenue	8.3%	9.5%	6.1%	8.5%

In the three months ended June 30, 2015 compared to the three months ended June 30, 2014, Retail Solutions revenue increased less than 1%. This slight increase was driven by growth in product sales in the Americas and Europe theaters, offset by declines in services revenue in all theaters. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 7%.

In the six months ended June 30, 2015 compared to the six months ended June 30, 2014, Retail Solutions revenue decreased 4%. The decrease was driven by declines in product sales in the Europe and AMEA theaters and declines in services revenue in all theaters, partially offset by growth in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 6%.

Operating income decreased in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The decrease in operating income in the three month period was primarily due to a less favorable mix of revenue in North America and the decrease in operating income in the six month period was due to lower volume and a less favorable mix of software-related revenue.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Revenue	$172	$170	$320	$319
Operating income	$27	$23	$45	$35
Operating income as a percentage of revenue	15.7%	13.5%	14.1%	11.0%

In the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, Hospitality revenue increased 1% and less than 1%, respectively. The growth in both periods was driven by growth in services revenue in the Americas theater partially offset by declines in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 3% in both periods.

Operating income increased in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 due to a higher mix of software-related revenue, including cloud and professional services revenue.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2015	2014	2015	2014
Revenue	$87	$85	$172	$170
Operating income	$10	$2	$17	$6
Operating income as a percentage of revenue	11.5%	2.4%	9.9%	3.5%

In the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, Emerging Industries revenue increased 2% and 1%, respectively. The growth in both periods was driven by growth in product sales and services revenue in the Americas theater, partially offset by declines in product sales and services revenue in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 9% in both periods.

Operating income increased in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 due to higher services margins.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $246 million in the six months ended June 30, 2015 compared to $111 million in the six months ended June 30, 2014.

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

	Six months ended June 30
In millions	2015	2014
Net cash provided by operating activities	$246	$111
Less: Expenditures for property, plant and equipment	(31)	(66)
Less: Additions to capitalized software	(79)	(73)
Net cash used in discontinued operations	(17)	(38)
Pension discretionary contributions and settlements	—	18
Free cash flow (used) (non-GAAP)	$119	$(48)

The decrease in expenditures for property, plant and equipment was due to planned spending reductions as compared to the prior year. The change in cash flows from discontinued operations was due to reduced spending and reimbursements from indemnification parties related to the Fox River environmental matter.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the six months ended June 30, 2014, we completed the acquisition of Digital Insight for $1.64 billion, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2015 and 2014, proceeds from employee stock plans were $11 million and $7 million, respectively. During each of the six months ended June 30, 2015 and 2014, we paid $10 million and $24 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

As of June 30, 2015, our senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2015, there were no outstanding letters of credit. During the six months ended June 30, 2015, we made payments on the term loan facility totaling $111 million and we made borrowings and repayments totaling $176 million under the revolving credit facility. During the six months ended June 30, 2014, we made incremental borrowings under the term loan facility of $250 million in connection with the completion of the acquisition of Digital Insight and we made borrowings and payments totaling $570 million and $255 million, respectively, under the revolving credit facility. As of June 30, 2015, the outstanding principal balance of the term loan facility was $1.22 billion and the outstanding balance on the revolving facility was zero.

As of June 30, 2015 and December 31, 2014, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

In November 2014, we entered into a revolving trade receivables securitization facility, which provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. During the six months ended June 30, 2015, we made borrowings and payments totaling $289 million and $385 million, respectively, under the facility. As of June 30, 2015, the Company had no outstanding balance under the facility.

Other financing activities during the six months ended June 30, 2015 included borrowings and repayments totaling $47 million under a revolving credit facility, $28 million of net short term borrowings and a $5 million repayment under a term loan facility. Other financing activities during the six months ended June 30, 2014 included $9 million of net short term borrowings and a $3 million repayment under a term loan facility. See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for further information.

In 2015, we expect to make contributions of $35 million to the international pension plans, $80 million to the postemployment plan and $4 million to the postretirement plan. For additional information, refer to Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 2, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of this plan, we expect to incur a total charge of approximately $200 million to $225 million and total cash payments of $100 million to $115 million through 2015. These estimates include severance, inventory-related, asset-related and other exit charges. During the six months ended June 30, 2015, we incurred a total charge of approximately $24 million and made cash payments of $30 million. We expect to achieve annual savings of approximately $105 million in 2016.

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

Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2015 and December 31, 2014 were $384 million and $458 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of June 30, 2015, our cash and cash equivalents totaled $425 million and our total debt was $3.47 billion. Our borrowing capacity under the revolving credit facility was approximately $850 million at June 30, 2015 and under our trade receivables securitization facility was $200 million at June 30, 2015. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2014 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2015 through June 30, 2015, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of June 25, 2015 was approximately $3,491.  The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, and November 12, 2014, the Company has been winding down its past operations in Syria. In connection with these efforts, the Company has also received licenses from OFAC to close the CBS account and terminate any guarantees; the Company’s applications to renew these licenses are currently pending.  Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2014 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2015. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and investment trends in the retail industry, and economic and market conditions in China and Russia; the impact of our indebtedness and its terms on our financial and operating activities; foreign currency fluctuations; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions; the historical seasonality of our sales; compliance with data privacy and protection requirements; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $15 million as of June 30, 2015 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was significantly stronger in the second quarter of 2015 compared to the second quarter of 2014 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 7% on second quarter 2015 revenue versus second quarter 2014 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 76% of our borrowings were effectively on a fixed rate basis as of June 30, 2015. As of June 30, 2015, the net fair value of the interest rate swap was a liability of $5 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $4 million as of June 30, 2015. The increase in pre-tax interest expense for the six months ended June 30, 2015 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $5 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2015, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2015, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2015, approximately $179 million and $143 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

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

During the three months ended June 30, 2015, the Company did not repurchase any shares of its common stock under the authorized share repurchase programs. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended June 30, 2015, 14,569 shares were purchased at an average price of $29.03 per share.

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

10.1	Amended and Restated NCR Executive Severance Plan.

10.2	Amended and Restated NCR Corporation Economic Profit Plan.

10.3	Form of 2015 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2013 Stock Incentive Plan.

10.4	Employment Transfer Letter (revised) of Michael Bayer, dated July 30, 2015.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 31, 2015	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer