Form 10-Q
period 2015-09-30
NCR CORP
filed 2015-10-30
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 15, 2015, there were approximately 169.9 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Product revenue	$688	$721	$1,995	$2,077
Service revenue	925	926	2,698	2,746
Total revenue	1,613	1,647	4,693	4,823
Cost of products	512	547	1,539	1,554
Cost of services	644	696	2,161	1,969
Selling, general and administrative expenses	224	232	788	724
Research and development expenses	53	59	175	186
Restructuring-related charges	12	72	33	72
Total operating expenses	1,445	1,606	4,696	4,505
Income (loss) from operations	168	41	(3)	318
Interest expense	(42)	(46)	(131)	(135)
Other (expense), net	(7)	(14)	(14)	(24)
Income (loss) income from continuing operations before income taxes	119	(19)	(148)	159
Income tax expense (benefit)	16	(19)	50	14
Income (loss) income from continuing operations	103	—	(198)	145
(Loss) income from discontinued operations, net of tax	(4)	15	(4)	15
Net income (loss)	99	15	(202)	160
Net income attributable to noncontrolling interests	1	—	4	2
Net income (loss) attributable to NCR	$98	$15	$(206)	$158
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$102	$—	$(202)	$143
(Loss) income from discontinued operations, net of tax	(4)	15	(4)	15
Net income (loss)	$98	$15	$(206)	$158
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.60	$—	$(1.19)	$0.85
Diluted	$0.59	$—	$(1.19)	$0.84
Net income (loss) per common share
Basic	$0.58	$0.09	$(1.22)	$0.94
Diluted	$0.57	$0.09	$(1.22)	$0.92
Weighted average common shares outstanding
Basic	169.8	168.2	169.5	167.7
Diluted	172.3	171.3	169.5	171.1
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net income (loss)	$99	$15	$(202)	$160
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(39)	(47)	(41)	(17)
Derivatives
Unrealized gain (loss) on derivatives	2	1	9	(1)
(Gains) losses on derivatives arising during the period	(1)	1	(3)	4
Less income tax expense	(1)	—	(2)	(1)
Employee benefit plans
Amortization of prior service benefit	(5)	(4)	(16)	(15)
Amortization of actuarial loss	1	—	2	1
Less income tax benefit	1	1	5	5
Other comprehensive loss	(42)	(48)	(46)	(24)
Total comprehensive income (loss)	57	(33)	(248)	136
Less comprehensive income attributable to noncontrolling interests:
Net income	1	—	4	2
Currency translation adjustments	(4)	(2)	(7)	(2)
Amounts attributable to noncontrolling interests	(3)	(2)	(3)	—
Comprehensive income (loss) attributable to NCR common stockholders	$60	$(31)	$(245)	$136

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$303	$511
Accounts receivable, net	1,424	1,404
Inventories	718	669
Other current assets	453	504
Total current assets	2,898	3,088
Property, plant and equipment, net	338	396
Goodwill	2,750	2,760
Intangibles, net	830	926
Prepaid pension cost	137	551
Deferred income taxes	383	349
Other assets	551	537
Total assets	$7,887	$8,607
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$5	$187
Accounts payable	691	712
Payroll and benefits liabilities	210	196
Deferred service revenue and customer deposits	537	494
Other current liabilities	392	481
Total current liabilities	1,835	2,070
Long-term debt	3,243	3,472
Pension and indemnity plan liabilities	684	705
Postretirement and postemployment benefits liabilities	180	170
Income tax accruals	176	181
Other liabilities	82	111
Total liabilities	6,200	6,709
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	12	15
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 169.9 and 168.6 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Paid-in capital	485	442
Retained earnings	1,357	1,563
Accumulated other comprehensive loss	(175)	(136)
Total NCR stockholders’ equity	1,669	1,871
Noncontrolling interests in subsidiaries	6	12
Total stockholders’ equity	1,675	1,883
Total liabilities and stockholders’ equity	$7,887	$8,607
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2015	2014
Operating activities
Net (loss) income	$(202)	$160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	4	(15)
Depreciation and amortization	229	211
Stock-based compensation expense	32	26
Deferred income taxes	26	(28)
Gain on sale of property, plant and equipment and other assets	(1)	(2)
Impairment of long-lived and other assets	16	8
Changes in assets and liabilities:
Receivables	(80)	(106)
Inventories	(86)	(5)
Current payables and accrued expenses	17	47
Deferred service revenue and customer deposits	72	20
Employee benefit plans	367	(12)
Other assets and liabilities	22	(69)
Net cash provided by operating activities	416	235
Investing activities
Expenditures for property, plant and equipment	(47)	(88)
Additions to capitalized software	(117)	(109)
Business acquisitions, net	—	(1,647)
Changes in restricted cash	—	1,114
Other investing activities, net	—	4
Net cash used in investing activities	(164)	(726)
Financing activities
Tax withholding payments on behalf of employees	(10)	(28)
Short term borrowings, net	—	2
Payments on term credit facilities	(312)	(20)
Borrowings on term credit facility	—	250
Payments on revolving credit facilities	(977)	(528)
Borrowings on revolving credit facilities	881	690
Debt issuance costs	—	(3)
Proceeds from employee stock plans	12	10
Other financing activities	—	(3)
Net cash (used in) provided by financing activities	(406)	370
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(27)	28
Effect of exchange rate changes on cash and cash equivalents	(27)	(11)
Decrease in cash and cash equivalents	(208)	(104)
Cash and cash equivalents at beginning of period	511	528
Cash and cash equivalents at end of period	$303	$424
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

Fox River In connection with Note 9, "Commitments and Contingencies," on October 19, 2015, the federal district court in Wisconsin issued a ruling granting a motion to reconsider its May 15, 2015 decision on divisibility, thus setting aside its decision that the Company's liability for operable unit 4 of the Fox River site was 28%. The Company considered the impact of this ruling on the Fox River net reserve as of September 30, 2015 and is evaluating its litigation options with respect thereto.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $20 million and $42 million during the three and nine months ended September 30, 2015, respectively, as compared to $22 million and $54 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, we had $22 million and $15 million, respectively, in receivables outstanding from Bradesco.

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

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. In August 2015, given the absence of authoritative guidance within the new guidance for debt issuance costs related to line-of-credit arrangements, the FASB indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard, including the August update, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The impact of adopting this guidance on January 1, 2016 is not expected to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

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

As a result of the restructuring plan, the Company recorded a total charge of $12 million and $36 million in the three and nine months ended September 30, 2015, respectively, and a total charge of $130 million in the three and nine months ended September 30, 2014. The Company expects to achieve annualized run-rate savings of approximately $105 million beginning in 2016. The Company expects that it may identify additional restructuring-related opportunities in connection with this restructuring plan, and may incur additional charges through 2015 related to such additional opportunities. Such additional charges are not reasonably

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

estimable at this time as the Company is in the process of defining the nature and scope of these additional opportunities and quantifying the impact thereof.

Charges related to the restructuring plan for the the three and nine months ended September 30 were:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$—	$61	$(5)	$61
ASC 420 charges included in restructuring-related charges	7	4	12	4
Inventory-related charges
Charges included in cost of products	—	9	3	9
Charges included in cost of services	—	46	—	46
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	—	5	2	5
Impairment of long-lived assets included in restructuring- related charges	—	—	14	—
Other than temporary impairment of an investment included in other (expense), net	—	3	—	3
Other exit costs
Other exit costs included in restructuring-related charges	5	2	10	2
Total restructuring-related charges	$12	$130	$36	$130

In the nine months ended September 30, 2015, asset related charges include the write-off of certain external use capitalized software for projects that have been abandoned as well as an impairment of long-lived assets that are no longer considered strategic and were held for sale. As of September 30, 2015, the carrying amount of the long-lived assets classified as held for sale was $17 million. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value of such assets. In the nine months ended September 30, 2014, asset related charges include the write-off of certain internal and external use capitalized software for projects where the Company has redirected resources to higher growth opportunities and abandoned certain projects. Additionally, the charges include an other than temporary impairment for an investment that is no longer considered strategic. See Note 12, “Fair Value of Assets and Liabilities,” for additional information.

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

In millions	2015	2014
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$60	$—
Cost recognized during the period	22	67
Change in estimated payments under ASC 712	(5)	—
Utilization	(51)	(9)
Foreign currency translation adjustments	(2)	—
Ending balance as of September 30	$24	$58

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2015	December 31, 2014
Accounts receivable
Trade	$1,408	$1,382
Other	41	41
Accounts receivable, gross	1,449	1,423
Less: allowance for doubtful accounts	(25)	(19)
Total accounts receivable, net	$1,424	$1,404
The components of inventory are summarized as follows:

In millions	September 30, 2015	December 31, 2014
Inventories
Work in process and raw materials	$161	$132
Finished goods	178	148
Service parts	379	389
Total inventories	$718	$669
The components of other current assets are summarized as follows:

In millions	September 30, 2015	December 31, 2014
Other current assets
Current deferred tax assets	$204	$264
Other	249	240
Total other current assets	$453	$504

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2015 and December 31, 2014 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2014						September 30, 2015
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$1,493	$—	$1,493	$—	$—	$(2)	$1,491	$—	$1,491
Retail Solutions	581	(7)	574	—	—	—	581	(7)	574
Hospitality	669	—	669	2	—	(10)	661	—	661
Emerging Industries	24	—	24	—	—	—	24	—	24
Total goodwill	$2,767	$(7)	$2,760	$2	$—	$(12)	$2,757	$(7)	$2,750

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2015		December 31, 2014
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(84)	$660	$(63)
Intellectual property	2 - 8	393	(229)	393	(181)
Customer contracts	8	89	(40)	89	(22)
Tradenames	2 - 10	73	(31)	74	(24)
Non-compete arrangements	2 - 5	8	(8)	8	(8)
Total identifiable intangible assets		$1,222	$(392)	$1,224	$(298)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2015	Nine months ended September 30, 2015	Remainder of 2015 (estimated)
Amortization expense	$31	$94	$31

	For the years ended December 31 (estimated)
In millions	2016	2017	2018	2019	2020
Amortization expense	$125	$116	$85	$75	$57

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2015		December 31, 2014
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$—		$85	2.91%
Trade Receivables Securitization Facility (2)	—		96	0.83%
Other (2)	5	6.36%	6	7.31%
Total short-term borrowings	$5		$187
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$1,024	3.04%	$1,246	2.91%
Revolving credit facility due 2018 (1)	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (2)	19	7.18%	26	7.23%
Total long-term debt	$3,243		$3,472

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(1)
Interest rates are weighted average interest rates as of September 30, 2015 and December 31, 2014 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

(2)	Interest rates are weighted average interest rates as of September 30, 2015 and December 31, 2014.

Senior Secured Credit Facility  The Company is party to a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders (as amended, the Senior Secured Credit Facility). As of September 30, 2015, the Senior Secured Credit Facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2015, there were no outstanding letters of credit.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. As a result of prepayments during the year, the repayment schedule now requires quarterly installments of approximately $34 million beginning December 31, 2017, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At September 30, 2015, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

The Senior Secured Credit Facility also includes provisions for events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit. If the Company is unable to pay or repay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $416 million and $373 million of outstanding accounts receivable as of September 30, 2015 and December 31, 2014, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2015 and December 31, 2014 was $3.15 billion and $3.67 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $16 million for the three months ended September 30, 2015 compared to a benefit of $19 million for the three months ended September 30, 2014. The increase in income tax expense was primarily driven by the increase in earnings in continuing operations in the the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $13 million and $9 million of benefits from IRS settlements and valuation releases, respectively, in the three months ended September 30, 2014, offset by $17 million of income tax benefits for audit settlements in foreign jurisdictions in the three months ended September 30, 2015.

Income tax expense was $50 million for the nine months ended September 30, 2015 compared to $14 million for the nine months ended September 30, 2014. The increase in income tax expense was primarily driven by the increase in earnings in continuing operations excluding the UK London pension settlement discussed below and $13 million and $9 million of benefits from IRS settlements and valuation releases, respectively, in the nine months ended September 30, 2014, offset by $17 million of income tax benefits for audit settlements in foreign jurisdictions in the nine months ended September 30, 2015. During the nine months ended September 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 8, “Employee Benefit Plans.” for additional discussion on the settlement of the UK London pension plan.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. STOCK COMPENSATION PLANS

As of September 30, 2015, the Company’s primary types of stock-based compensation were restricted stock and stock options. Stock-based compensation expense for the following periods was:

In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Restricted stock expense	$12	$7	$32	$26
Tax benefit	(4)	(2)	(10)	(8)
Total stock-based compensation (net of tax)	$8	$5	$22	$18

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three and nine months ended September 30, 2015 and 2014, the Company did not grant any stock options. As of September 30, 2015, the total unrecognized compensation cost of $96 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	22	32	8	20	30	52
Expected return on plan assets	(18)	(30)	(11)	(27)	(29)	(57)
Actuarial loss	—	1	—	—	—	1
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$4	$3	$1	$(2)	$5	$1

Components of net periodic benefit cost (income) for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Net service cost	$—	$—	$9	$10	$9	$10
Interest cost	66	98	34	61	100	159
Expected return on plan assets	(54)	(89)	(50)	(79)	(104)	(168)
Actuarial loss	—	1	—	—	—	1
Amortization of prior service cost	—	—	1	2	1	2
Curtailment	—	—	(2)	—	(2)	—
Settlement	—	—	427	(2)	427	(2)
Net periodic benefit cost (income)	$12	$10	$419	$(8)	$431	$2

During the second quarter of 2015, the Company completed the transfer of its UK London pension plan to an insurer. As a result of the transfer, the Company recorded a settlement loss of $427 million in the nine months ended September 30, 2015 in the Condensed Consolidated Statement of Operations as well as an offsetting decrease to prepaid pension costs in the Condensed Consolidated Balance Sheet.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The benefit from the postretirement plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Interest cost	$—	$1	$—	$1
Amortization of:
Prior service benefit	(5)	(4)	(14)	(13)
Actuarial loss	1	—	2	1
Net postretirement benefit	$(4)	$(3)	$(12)	$(11)

The cost of the postemployment plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Net service cost	$4	$3	$12	$10
Interest cost	—	2	2	6
Amortization of prior service benefit	(1)	(1)	(3)	(3)
Net benefit cost	$3	$4	$11	$13
Restructuring severance cost	—	61	(5)	61
Total postemployment cost	$3	$65	$6	$74

Employer Contributions

Pension For the three and nine months ended September 30, 2015, NCR contributed approximately $8 million and $22 million, respectively, to its international pension plans. In 2015, NCR anticipates contributing an additional $13 million to its international pension plans for a total of $35 million.

Postretirement For the three and nine months ended September 30, 2015, NCR contributed $2 million and $3 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $4 million in 2015.

Postemployment For the three and nine months ended September 30, 2015, NCR contributed approximately $13 million and $33 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $47 million to its postemployment plans for a total of $80 million in 2015, which includes planned contributions associated with the previously announced restructuring plan. See Note 2, "Restructuring Plan," for additional information.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. NCR believes the amounts provided in its Condensed Consolidated Financial Statements, as prescribed by GAAP, are currently adequate in light of the probable and estimable liabilities with respect to such matters, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

competitive position, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of September 30, 2015 cannot currently be reasonably determined, or are not currently considered probable.

In 2012, NCR received anonymous allegations from a purported whistleblower regarding certain aspects of the Company's business practices in China, the Middle East and Africa. The principal allegations received in 2012 related to the Company's compliance with the Foreign Corrupt Practices Act (FCPA) and federal regulations that prohibit U.S. persons from engaging in certain activities in Syria. As previously reported, the company and its Board of Directors completed investigations with the assistance of experienced outside counsel and resolved a related shareholder derivative action.

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

With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company has applied for and received from OFAC various licenses that have permitted the Company to take measures required to wind down its past operations in Syria. The Company also submitted a detailed report to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures.The Company continues to cooperate with the authorities. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's investigation.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $42 million as of September 30, 2015, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. As of September 30, 2015, the Company estimated the aggregate risk related to this matter to be zero to approximately $50 million, which includes penalties and interest subsequent to the assessment.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case is scheduled for trial on July 18, 2016.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company has already paid more than 28% of the remediation costs for that part of the river); the court invited the Company to submit a proposed judgment in the Government enforcement action. Various parties asked the court to reconsider its ruling, and those motions remained pending as of September 30, 2015. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information regarding the court's reconsideration of its May 15, 2015 ruling.

With respect to ongoing 2015 remediation, following negotiations with the Governments and GP the Company agreed in April 2015 to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of that work, with GP funding an equal amount. This agreement was formalized in a stipulation and proposed consent decree filed with the federal court; each party is preserving its rights to recover its 2015 costs from the other in the contribution litigation. The Governments have demanded that Glatfelter agree to perform or fund the remaining approximate one-third of the work. Remediation work for the 2015 season commenced on March 31, 2015, and NCR and GP have undertaken the remediation efforts they agreed to perform. Glatfeleter has performed portions but not all of the work the Governments have sought to require of it.

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

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2015, the net reserve for the Fox River matter was approximately $13 million, compared to $40 million as of December 31, 2014. The decrease in the net reserve is due to payments for clean-up activities and litigation costs, as well as changes in estimates. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2015 and December 31, 2014, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T Corp.'s divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $10 million and $30 million as of September 30, 2015 and December 31, 2014, respectively, and is deducted in determining the net reserve discussed above.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the Fox River and other matters, through September 30, 2015, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971.) NCR has preserved its right to appeal the September 2013 decision.

The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability are being litigated in a subsequent phase of the case; trial in that phase of the case commenced on September 24, 2015 and is expected to continue intermittently into November or December of 2015. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2015 and December 31, 2014, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2015	2014
Warranty reserve liability
Beginning balance as of January 1	$22	$22
Accruals for warranties issued	29	27
Settlements (in cash or in kind)	(28)	(28)
Ending balance as of September 30	$23	$21

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of its customers for its use of the Company’s products subject to certain conditions that are generally standard within the Company’s industries. On limited occasions the Company will undertake additional indemnification obligations for business reasons. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications, and no current indemnification instance is material to the Company’s financial position. Historically, any payments made by the Company under these types of agreements have not had a material effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

10. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss attributable to NCR by the weighted average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of shares outstanding includes the dilution from potential shares added from unvested restricted stock awards and stock options. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities. For the nine months ended September 30, 2015, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as restricted stock awards and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the nine months ended September 30, 2015, the fully diluted shares would have been 172.0 million shares. During the three months ended September 30, 2015 and 2014 and during the nine months ended September 30, 2014, there were no anti-dilutive options.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$102	$—	$(202)	$143
(Loss) income from discontinued operations, net of tax	(4)	15	(4)	15
Net income (loss) applicable to common shares	$98	$15	$(206)	$158
Weighted average outstanding shares of common stock	169.8	168.2	169.5	167.7
Dilutive effect of restricted stock and employee stock options	2.5	3.1	—	3.4
Weighted average outstanding shares of common stock - diluted	172.3	171.3	169.5	171.1
Earnings per share attributable to NCR common stockholders:
Basic earnings per share:
From continuing operations	$0.60	$—	$(1.19)	$0.85
From discontinued operations	(0.02)	0.09	(0.03)	0.09
Net earnings per share (Basic)	$0.58	$0.09	$(1.22)	$0.94
Diluted earnings per share:
From continuing operations	$0.59	$—	(1.19)	$0.84
From discontinued operations	(0.02)	0.09	(0.03)	0.08
Net earnings per share (Diluted)	$0.57	$0.09	$(1.22)	$0.92

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2015, the balance in AOCI related to foreign exchange derivative transactions was a gain of $3 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of September 30, 2015 was $420 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2015, the balance in AOCI related to the interest rate swap agreement was a loss of $2 million, net of tax.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$420	$4
Foreign exchange contracts	Other current assets	61	4	Other current liabilities	24	—
Total derivatives designated as hedging instruments			$4			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$93	$1	Other current liabilities	$255	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$5			$5

	Fair Values of Derivative Instruments
	December 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$462	$6
Total derivatives designated as hedging instruments			$—			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$186	$1	Other current liabilities	$330	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$1			$11

(1) As of December 31, 2014 approximately $4 million was recorded in other current liabilities and $2 million, was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2015	For the three months ended September 30, 2014	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2015	For the three months ended September 30, 2014	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Interest rate swap	$(1)	$1	Interest expense	$(2)	$(1)	Interest expense	$—	$—
Foreign exchange contracts	$3	$—	Cost of products	$3	$—	Other (expense) income, net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014	Location of Gain (Loss) Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Interest rate swap	$(2)	$(1)	Interest expense	$(4)	$(4)	Interest expense	$—	$—
Foreign exchange contracts	$11	$—	Cost of products	$7	$—	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2015	2014	2015	2014
Foreign exchange contracts	Other (expense) income, net	$(1)	$1	$(2)	$(5)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2015, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are set forth as follows:

		Fair Value Measurements at September 30, 2015 Using
In millions	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$18	$18	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$23	$18	$5	$—
Liabilities:
Interest rate swap (3)	$4	$—	$4	$—
Foreign exchange contracts (3)	1	—	1	—
Total	$5	$—	$5	$—

		Fair Value Measurements at December 31, 2014 Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$82	$82	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$83	$82	$1	$—
Liabilities:
Interest rate swap (3)	$6	$—	$6	$—
Foreign exchange contracts (3)	5	—	5	—
Total	$11	$—	$11	$—
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. During 2014, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenues, expenses, earnings, capital spending, as well as a discount rate determined by management’s estimates of risk associated with the investment. As a result, for the three and nine months ended September 30, 2014, we recorded an other-than-temporary impairment charge of $3 million in Other (expense), net in the Condensed Consolidated Statements of Operations based on Level 3 valuations. As of September 30, 2014, there was no remaining carrying value of the investment. In the nine months ended September 30, 2015, the Company recorded an impairment of long-lived assets that are no longer considered strategic and were held for sale. See Note 2, "Restructuring Plan," for additional information.

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
In recognition of the volatility of the effects of pension expense on our segment results, and to maintain operating focus on business performance, pension expense, as well as other significant, non-recurring items, is excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Revenue by segment
Financial Services	$820	$899	$2,458	$2,593
Retail Solutions	523	489	1,473	1,482
Hospitality	177	168	497	487
Emerging Industries	93	91	265	261
Consolidated revenue	1,613	1,647	4,693	4,823
Operating income by segment
Financial Services	135	144	363	384
Retail Solutions	43	24	101	108
Hospitality	30	27	75	62
Emerging Industries	10	9	27	15
Subtotal - segment operating income	218	204	566	569
Pension expense	5	1	431	2
Other adjustments(1)	45	162	138	249
Income from operations	$168	$41	$(3)	$318

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Restructuring plan	$12	$127	$36	$127
Acquisition-related amortization of intangible assets	31	29	94	89
Acquisition-related costs	2	5	7	25
Acquisition-related purchase price adjustments	—	1	—	6
OFAC and FCPA investigations	—	—	1	2
Total other adjustments	$45	$162	$138	$249

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Product revenue	$688	$721	$1,995	$2,077
Professional services, installation services and cloud revenue	435	436	1,256	1,250
Total solution revenue	1,123	1,157	3,251	3,327
Support services revenue	490	490	1,442	1,496
Total revenue	$1,613	$1,647	$4,693	$4,823

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2014	$(125)	$(8)	$(3)	$(136)
Other comprehensive (loss) income before reclassifications	(34)	—	6	(28)
Amounts reclassified from AOCI	—	(9)	(2)	(11)
Net current period other comprehensive (loss) income	(34)	(9)	4	(39)
Balance as of September 30, 2015	$(159)	$(17)	$1	$(175)

Reclassifications Out of AOCI

	For the three months ended September 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(3)	$(4)
Cost of services	—	(3)	—	(3)
Selling, general and administrative expenses	1	—	—	1
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	2	2
Total before tax	$1	$(5)	$(1)	$(5)
Tax expense				2
Total reclassifications, net of tax				$(3)

	For the three months ended September 30, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(2)	$—	$(2)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$—	$(4)	$1	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(7)	$(8)
Cost of services	1	(8)	—	(7)
Selling, general and administrative expenses	1	(5)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	4	4
Total before tax	$2	$(16)	$(3)	$(17)
Tax expense				6
Total reclassifications, net of tax				$(11)

	For the nine months ended September 30, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(8)	—	(7)
Selling, general and administrative expenses	—	(5)	—	(5)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	4	4
Total before tax	$1	$(15)	$4	$(10)
Tax expense				4
Total reclassifications, net of tax				$(6)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$297	$32	$707	$(348)	$688
Service revenue	349	8	568	—	925
Total revenue	646	40	1,275	(348)	1,613
Cost of products	226	13	621	(348)	512
Cost of services	255	3	386	—	644
Selling, general and administrative expenses	118	1	105	—	224
Research and development expenses	28	—	25	—	53
Restructuring-related charges	6	—	6	—	12
Total operating expenses	633	17	1,143	(348)	1,445
Income (loss) from operations	13	23	132	—	168
Interest expense	(41)	—	(19)	18	(42)
Other (expense) income, net	11	—	—	(18)	(7)
Income (loss) from continuing operations before income taxes	(17)	23	113	—	119
Income tax expense (benefit)	(12)	14	14	—	16
Income (loss) from continuing operations before earnings in subsidiaries	(5)	9	99	—	103
Equity in earnings of consolidated subsidiaries	108	113	—	(221)	—
Income (loss) from continuing operations	103	122	99	(221)	103
Income (loss) from discontinued operations, net of tax	(5)	—	1	—	(4)
Net income (loss)	$98	$122	$100	$(221)	$99
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$98	$122	$99	$(221)	$98
Total comprehensive income (loss)	60	50	60	(113)	57
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$60	$50	$63	$(113)	$60

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$844	$78	$1,626	$(553)	$1,995
Service revenue	977	23	1,698	—	2,698
Total revenue	1,821	101	3,324	(553)	4,693
Cost of products	664	32	1,396	(553)	1,539
Cost of services	712	8	1,441	—	2,161
Selling, general and administrative expenses	334	4	450	—	788
Research and development expenses	66	—	109	—	175
Restructuring-related charges	11	—	22	—	33
Total operating expenses	1,787	44	3,418	(553)	4,696
Income (loss) from operations	34	57	(94)	—	(3)
Interest expense	(128)	—	(58)	55	(131)
Other (expense) income, net	32	2	7	(55)	(14)
Income (loss) from continuing operations before income taxes	(62)	59	(145)	—	(148)
Income tax expense (benefit)	(18)	30	38	—	50
Income (loss) from continuing operations before earnings in subsidiaries	(44)	29	(183)	—	(198)
Equity in earnings of consolidated subsidiaries	(157)	(190)	—	347	—
Income (loss) from continuing operations	(201)	(161)	(183)	347	(198)
Income (loss) from discontinued operations, net of tax	(5)	—	1	—	(4)
Net income (loss)	$(206)	$(161)	$(182)	$347	$(202)
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$(206)	$(161)	$(186)	$347	$(206)
Total comprehensive income (loss)	(245)	(196)	(234)	427	(248)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$(245)	$(196)	$(231)	$427	$(245)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18	$10	$275	$—	$303
Accounts receivable, net	79	34	1,311	—	1,424
Inventories	257	13	448	—	718
Due from affiliates	1,193	1,301	311	(2,805)	—
Other current assets	196	32	261	(36)	453
Total current assets	1,743	1,390	2,606	(2,841)	2,898
Property, plant and equipment, net	147	2	189	—	338
Goodwill	876	—	1,874	—	2,750
Intangibles, net	170	—	660	—	830
Prepaid pension cost	—	—	137	—	137
Deferred income taxes	389	131	48	(185)	383
Investments in subsidiaries	3,309	1,573	—	(4,882)	—
Due from affiliates	1,092	17	38	(1,147)	—
Other assets	387	56	108	—	551
Total assets	$8,113	$3,169	$5,660	$(9,055)	$7,887

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$1	$—	$4	$—	$5
Accounts payable	284	(1)	408	—	691
Payroll and benefits liabilities	106	—	104	—	210
Deferred service revenue and customer deposits	192	24	321	—	537
Due to affiliates	1,978	136	691	(2,805)	—
Other current liabilities	174	5	249	(36)	392
Total current liabilities	2,735	164	1,777	(2,841)	1,835
Long-term debt	3,231	—	12	—	3,243
Pension and indemnity plan liabilities	404	—	280	—	684
Postretirement and postemployment benefits liabilities	23	—	157	—	180
Income tax accruals	4	13	159	—	176
Due to affiliates	17	38	1,092	(1,147)	—
Other liabilities	30	—	237	(185)	82
Total liabilities	6,444	215	3,714	(4,173)	6,200
Redeemable noncontrolling interest	—	—	12	—	12
Stockholders’ equity
Total NCR stockholders’ equity	1,669	2,954	1,928	(4,882)	1,669
Noncontrolling interests in subsidiaries	—	—	6	—	6
Total stockholders’ equity	1,669	2,954	1,934	(4,882)	1,675
Total liabilities and stockholders’ equity	$8,113	$3,169	$5,660	$(9,055)	$7,887

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$236	$(226)	$450	$(44)	$416
Investing activities
Expenditures for property, plant and equipment	(15)	—	(32)	—	(47)
Additions to capitalized software	(72)	—	(45)	—	(117)
Proceeds from (payments of) intercompany notes	169	227	—	(396)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(7)	—	7	—	—
Net cash provided by (used in) investing activities	74	227	(70)	(395)	(164)
Financing activities
Tax withholding payments on behalf of employees	(10)	—	—	—	(10)
Short term borrowings, net	—	—	—	—	—
Payments on term credit facility	(307)	—	(5)	—	(312)
Payments on revolving credit facilities	(404)	—	(573)	—	(977)
Borrowings on revolving credit facilities	404	—	477	—	881
Proceeds from employee stock plans	12	—	—	—	12
Other financing activities	—	—	—	—	—
Equity contribution	—	—	1	(1)	—
Dividend distribution to consolidated subsidiaries	—	—	(44)	44	—
Borrowings (repayments) of intercompany notes	—	—	(396)	396	—
Net cash provided by (used in) financing activities	(305)	—	(540)	439	(406)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(27)	—	—	—	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)
Increase (decrease) in cash and cash equivalents	(22)	1	(187)	—	(208)
Cash and cash equivalents at beginning of period	40	9	462	—	511
Cash and cash equivalents at end of period	$18	$10	$275	$—	$303

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$146	$(90)	$208	$(29)	$235
Investing activities
Expenditures for property, plant and equipment	(40)	—	(48)	—	(88)
Additions to capitalized software	(62)	—	(47)	—	(109)
Business acquisitions, net	(1,647)	—	—	—	(1,647)
Proceeds from (payments of) intercompany notes	40	87	—	(127)	—
Changes in restricted cash	1,114	—	—	—	1,114
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(3)	—	7	—	4
Net cash provided by (used in) investing activities	(600)	87	(88)	(125)	(726)
Financing activities
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Short term borrowings, net	—	—	2	—	2
Payments on term credit facility	(20)	—	—	—	(20)
Borrowings on term credit facility	250	—	—	—	250
Payments on revolving credit facility	(528)	—	—	—	(528)
Borrowings on revolving credit facility	690	—	—	—	690
Debt issuance costs	(3)	—	—	—	(3)
Proceeds from employee stock plans	10	—	—	—	10
Other financing activities	—	—	(3)	—	(3)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(29)	29	—
Borrowings (repayments) of intercompany notes	—	—	(127)	127	—
Net cash provided by (used in) financing activities	371	—	(155)	154	370
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	28	—	—	—	28
Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)
Increase (decrease) in cash and cash equivalents	(55)	(3)	(46)	—	(104)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$20	$8	$396	$—	$424

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2015, each of which is discussed more fully in later sections of this MD&A:

•	Results continued to be negatively impacted by foreign currency headwinds; and

•	Revenue decreased approximately 2% from the prior year period, including unfavorable foreign currency impacts of approximately 7%.

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

This strategy, which guided our efforts in the third quarter of 2015, is summarized in more detail below:

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

We plan to continue to manage our costs effectively, including through our restructuring program, and balance our investments in areas that generate high returns. Potentially significant risks to the execution of our initiatives include continued strengthening of the U.S. dollar resulting in unfavorable foreign currency impacts, the global economic and credit environment (including in Russia and China) and its effect on capital spending by our customers, market conditions and investment trends in the retail industry, collectability difficulties in subcontracting relationships in Emerging Industries, competition that can drive further price erosion and potential loss of market share, difficulties associated with introduction of products in new self-service markets, market adoption of our products by customers, management and servicing of our existing indebtedness, and integration of previously completed acquisitions.

Results from Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Revenue	$1,613	$1,647	$4,693	$4,823
Gross margin	$457	$404	$993	$1,300
Gross margin as a percentage of revenue	28.3%	24.5%	21.2%	27.0%
Operating expenses
Selling, general and administrative expenses	$224	$232	$788	$724
Research and development expenses	53	59	175	186
Restructuring-related charges	12	72	33	72
Income (loss) from operations	$168	$41	$(3)	$318

The following table shows our revenue and gross margin from products and services for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Product revenue	$688	$721	$1,995	$2,077
Cost of products	512	547	1,539	1,554
Product gross margin	$176	$174	$456	$523
Product gross margin as a percentage of revenue	25.6%	24.1%	22.9%	25.2%
Services revenue	$925	$926	$2,698	$2,746
Cost of services	644	696	2,161	1,969
Services gross margin	$281	$230	$537	$777
Services gross margin as a percentage of revenue	30.4%	24.8%	19.9%	28.3%

The following table shows our revenue by theater for the three months ended September 30:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$900	56%	$849	52%	6%	10%
Europe	345	21%	399	24%	(14)%	—%
Asia Middle East Africa (AMEA)	368	23%	399	24%	(8)%	2%
Consolidated revenue	$1,613	100%	$1,647	100%	(2)%	5%

The following table shows our revenue by theater for the nine months ended September 30:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency
Americas	$2,577	55%	$2,463	51%	5%	7%
Europe	1,022	22%	1,172	24%	(13)%	3%
Asia Middle East Africa (AMEA)	1,094	23%	1,188	25%	(8)%	—%
Consolidated revenue	$4,693	100%	$4,823	100%	(3)%	4%

Revenue

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014, revenue decreased 2% primarily due to declines in our Financial Services operating segment. Foreign currency fluctuations unfavorably impacted the revenue comparison by 7%. Our product revenue decreased 5% and our services revenue decreased less than 1% year-over-year. The decrease in our product revenue was due to declines in the Financial Services operating segment in all theaters and declines in the Emerging Industries operating segment in the Americas theater, partially offset by growth in the Retail Solutions operating segment in the Americas and AMEA theaters, and growth in the Emerging Industries operating segment in the Europe theater. The slight decrease in our services revenue was attributable to declines in our professional and installation services and maintenance services. Services revenue slightly decreased due to declines in the Financial Services operating segment in the Europe and AMEA theaters, declines in the Retail Solutions operating segment in the AMEA theater, and declines in the Emerging Industries operating segment in the Europe theater, partially offset by growth in the Financial Services, Retail Solutions, and Hospitality operating segments in the Americas theater and growth in the Emerging Industries operating segment in the AMEA theater.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, revenue decreased 3% primarily due to declines in the Financial Services operating segment. Foreign currency fluctuations unfavorably impacted the revenue comparison by 7%. Our product revenue decreased 4% and services revenue decreased 2% year-over-year. The decrease in our product revenue was due to declines in the Financial Services operating segment in the Europe and AMEA theaters, declines in the Retail Solutions operating segment in the Europe theater, declines in the Hospitality operating segment in the Americas and Europe theaters, and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Financial Services, Retail Solutions and Emerging Industries operating segments in the Americas theater. The decrease in our services revenue was attributable to declines in our professional and installation services and maintenance services. Services revenue decreased due to declines in the Retail Solutions operating segment in all theaters, declines in the Financial Services operating segment in the Europe and AMEA theaters and declines in the Emerging Industries operating segment in the AMEA theater, partially offset by growth in the Financial Services, Hospitality and Emerging Industries operating segments in the Americas theater.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2015 was 28.3% compared to 24.5% in the three months ended September 30, 2014. Product gross margin as a percentage of product revenue in the three months ended September 30, 2015 was 25.6% compared to 24.1% in the three months ended September 30, 2014. Product gross margin in the three months ended September 30, 2015 was positively impacted by $1 million in lower pension expense. Product gross margin in the three months ended September 30, 2014 included a $9 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, product gross margin as a percentage of product revenue is roughly flat. Services gross margin as a percentage of services revenue in the three months ended September 30, 2015 was 30.4% compared to 24.8% in the three months ended September 30, 2014. Services gross margin in the three months ended September 30, 2015 was negatively impacted by $3 million in higher pension expense. Services gross margin in the three months ended September 30, 2014 included a $46 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, services gross margin as a percentage of services revenue increased primarily due to a favorable mix of revenue, including an increase in cloud revenue.

Gross margin as a percentage of revenue in the nine months ended September 30, 2015 was 21.2% compared to 27.0% in the nine months ended September 30, 2014. Product gross margin as a percentage of product revenue in the nine months ended September 30, 2015 was 22.9% compared to 25.2% in the nine months ended September 30, 2014. Product gross margin in the nine months ended September 30, 2015 was negatively impacted by $9 million in higher pension expense. Product gross margin in the three months ended September 30, 2015 and 2014 included a $3 million and a $9 million charge, respectively, for the write-down of inventory related to the restructuring plan. Excluding these items, product gross margin as a percentage of product revenue decreased primarily due to an unfavorable mix of revenue. Services gross margin as a percentage of services revenue in the nine months ended September 30, 2015 was 19.9% compared to 28.3% in the nine months ended September 30, 2014. Services gross margin in the nine months ended September 30, 2015 was negatively impacted by $297 million in higher pension expense. Services gross margin in the nine months ended September 30, 2014 included a $46 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, services gross margin as a percentage of services revenue increased primarily due to a favorable mix of revenue, including an increase in cloud revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income (loss) from continuing operations for the three and nine months ended September 30 was impacted by certain employee benefit plans as shown below:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Pension expense	$5	$1	$431	$2
Postemployment expense	3	65	6	74
Postretirement benefit	(4)	(3)	(12)	(11)
Total expense	$4	$63	$425	$65

In the second quarter of 2015, the Company completed the transfer of its UK London pension plan to an insurer, resulting in a settlement loss of $427 million recognized in the nine months ended September 30, 2015.

During the third quarter of 2014, restructuring charges for employee severance of $61 million were recognized associated with the restructuring plan announced on July 29, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $224 million, or 13.9% as a percentage of revenue, in the three months ended September 30, 2015 as compared to $232 million, or 14.1% as a percentage of revenue, in the three months ended September 30, 2014. Selling, general and administrative expenses in the three months ended September 30, 2015 included $1 million of pension expense, $16 million of acquisition-related amortization of intangibles and $2 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended September 30, 2014 included $14 million of acquisition-related amortization of intangibles and $5 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue decreased from 12.9% in the three months ended September 30, 2014 to 12.7% in the three months ended September 30, 2015 due to overall cost containment.

Selling, general and administrative expenses were $788 million, or 16.8% as a percentage of revenue, in the nine months ended September 30, 2015 as compared to $724 million, or 15.0% as a percentage of revenue, in the nine months ended September 30, 2014. Selling, general and administrative expenses in the nine months ended September 30, 2015 included $115 million of pension expense, $47 million of acquisition-related amortization of intangibles, $7 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Selling, general, and administrative expenses in the nine months ended September 30, 2014 included $1 million of pension expense, $42 million of acquisition-related amortization of intangibles, $25 million of acquisition-related costs and $2 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue decreased from 13.6% in the nine months ended September 30, 2014 to 13.2% in the nine months ended September 30, 2015 due to overall cost containment.

Research and Development Expenses

Research and development expenses were $53 million, or 3.3% as a percentage of revenue, in the three months ended September 30, 2015 as compared to $59 million, or 3.6% as a percentage of revenue, in the three months ended September 30, 2014. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Research and development expenses were $175 million, or 3.7% as a percentage of revenue, in the nine months ended September 30, 2015 as compared to $186 million, or 3.9% as a percentage of revenue, in the nine months ended September 30, 2014. Pension costs included in research and development expenses were $10 million in the nine months ended September 30, 2015 as compared to $1 million in the nine months ended September 30, 2014. After considering these items, research and development expenses as a percentage of revenue decreased from 3.8% in the nine months ended September 30, 2014 to 3.5% in the nine months ended September 30, 2015. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Restructuring-Related Charges

In the three months ended September 30, 2015, restructuring-related charges were $12 million related to the restructuring program announced in July 2014. The charges consisted of $7 million of severance and other employee related costs and $5 million of other exit costs. In the three months ended September 30, 2014, restructuring-related charges were $72 million, including $65 million of severance and other employee related costs, $2 million of other exit costs and $5 million of asset-related charges.

In the nine months ended September 30, 2015, restructuring-related charges were $33 million, including $7 million of severance and other employee related costs, $10 million of other exit costs, and $16 million of asset-related charges. In the nine months ended September 30, 2014, restructuring-related charges were $72 million, including $65 million of severance and other employee related costs, $2 million of other exit costs and $5 million of asset-related charges.

Interest and Other Expense Items

Interest expense was $42 million in the three months ended September 30, 2015 compared to $46 million in the three months ended September 30, 2014. Other expense, net was $7 million in the three months ended September 30, 2015 compared to $14 million in the three months ended September 30, 2014. Other expense, net in both periods primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees, and interest income. Other expense, net in the three months ended September 30, 2014 included an impairment charge of an investment related to the restructuring plan.

Interest expense was $131 million in the nine months ended September 30, 2015 compared to $135 million in the nine months ended September 30, 2014. Other expense, net was $14 million in the nine months ended September 30, 2015 compared to $24 million in the nine months ended September 30, 2014. Other expense, net in both periods primarily included losses from foreign exchange contracts not designated as hedging instruments, foreign currency fluctuations, bank fees, and interest income. Other expense, net in the nine months ended September 30, 2014 included an impairment charge of an investment related to the restructuring plan.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $16 million for the three months ended September 30, 2015 compared to a benefit of $19 million for the three months ended September 30, 2014. The increase in income tax expense was primarily driven by the increase in earnings in continuing operations and $13 million and $9 million of benefits from IRS settlements and valuation releases, respectively, in the three months ended September 30, 2014, offset by $17 million of income tax benefits for audit settlements in foreign jurisdictions in the three months ended September 30, 2015.

Income tax expense was $50 million for the nine months ended September 30, 2015 compared to $14 million for the nine months ended September 30, 2014. The increase in income tax expense was primarily driven by the increase in earnings in continuing operations excluding the UK London pension settlement discussed below and $13 million and $9 million of benefits from IRS settlements and valuation releases, respectively, in the nine months ended September 30, 2014, offset by $17 million of income tax benefits for audit settlements in foreign jurisdictions in the nine months ended September 30, 2015. During the nine months ended September 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against the deferred tax assets in the United Kingdom.

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

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Revenue	$820	$899	$2,458	$2,593
Operating income	$135	$144	$363	$384
Operating income as a percentage of revenue	16.5%	16.0%	14.8%	14.8%

In the three months ended September 30, 2015 compared to the three months ended September 30, 2014, Financial Services revenue decreased 9%. The decrease was driven by declines in product sales in all regions and declines in services revenue in the Europe and AMEA theaters, partially offset by growth in services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 9%.

In the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, Financial Services revenue decreased 5%. The decrease was driven by declines in product sales and services revenue in the Europe and AMEA theaters, partially offset by growth in product sales and services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 8%.

Operating income decreased in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The decrease in operating income in both periods was driven by a less favorable mix of revenue and lower revenue in Russia and China.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Revenue	$523	$489	$1,473	$1,482
Operating income	$43	$24	$101	$108
Operating income as a percentage of revenue	8.2%	4.9%	6.9%	7.3%

In the three months ended September 30, 2015 compared to the three months ended September 30, 2014, Retail Solutions revenue increased 7%. This increase was driven by growth in product sales in the Americas and AMEA theaters and growth in services revenue in the Americas theater, partially offset by declines in services revenue in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 7%.

In the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, Retail Solutions revenue decreased 1%. The decrease was driven by declines in product sales in the Europe theater and declines in services revenue in all theaters, partially offset by growth in product sales in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 7%.

Operating income increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to growth in product sales and services revenue in the Americas theater. Operating income decreased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a less favorable mix of revenue in North America.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Revenue	$177	$168	$497	$487
Operating income	$30	$27	$75	$62
Operating income as a percentage of revenue	16.9%	16.1%	15.1%	12.7%

In the three months ended September 30, 2015 compared to the three months ended September 30, 2014, Hospitality revenue increased 5%. The increase was driven by growth in services revenue in the Americas theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 3%.

In the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, Hospitality revenue increased 2%. The increase was driven by growth in services revenue in the Americas theater partially offset by declines in product sales in the Americas and Europe theaters. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 3%.

Operating income increased in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 due to a higher mix of software-related revenue, including cloud and professional services revenue.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2015	2014	2015	2014
Revenue	$93	$91	$265	$261
Operating income	$10	$9	$27	$15
Operating income as a percentage of revenue	10.8%	9.9%	10.2%	5.7%

In the three months ended September 30, 2015 compared to the three months ended September 30, 2014, Emerging Industries revenue increased 2%. The increase was driven by growth in product sales in the Europe theater and growth in services revenue in the AMEA theater, partially offset by declines in product sales in the Americas theater and declines in services revenue in the Europe theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 9%.

In the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, Emerging Industries revenue increased 2%. The increase was driven by growth in product sales and services revenue in the Americas theater, partially offset by declines in product sales and services revenue in the AMEA theater. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 8%.

Operating income increased in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 due to higher services margins.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $416 million in the nine months ended September 30, 2015 compared to $235 million in the nine months ended September 30, 2014.

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

	Nine months ended September 30
In millions	2015	2014
Net cash provided by operating activities	$416	$235
Less: Expenditures for property, plant and equipment	(47)	(88)
Less: Additions to capitalized software	(117)	(109)
Net cash (used in) provided by discontinued operations	(27)	28
Pension discretionary contributions and settlements	—	18
Free cash flow (non-GAAP)	$225	$84

The decrease in expenditures for property, plant and equipment was due to planned spending reductions as compared to the prior year. The increase in expenditures for capitalized software was due to continued investment in the business. The change in cash flows from discontinued operations was due to a recovery of $93 million related to the Fox River environmental matter in the nine months ended September 30, 2014 offset by the timing of payments from indemnification parties.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the nine months ended September 30, 2014, we completed the acquisition of Digital Insight for $1.64 billion, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2015 and 2014, proceeds from employee stock plans were $12 million and $10 million, respectively. During each of the nine months ended September 30, 2015 and 2014, we paid $10 million and $28 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

As of September 30, 2015, our senior secured credit facility consisted of a term loan facility in an aggregate principal amount of $1.35 billion, and a revolving credit facility in an aggregate principal amount of $850 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2015, there were no outstanding letters of credit. During the nine months ended September 30, 2015, we made payments on the term loan facility totaling $307 million and we made borrowings and repayments totaling $317 million under the revolving credit facility. During the nine months ended September 30, 2014, we made incremental borrowings under the term loan facility of $250 million in connection with the completion of the acquisition of Digital Insight, we made payments totaling $17 million under the term loan facility, and we made borrowings and payments totaling $690 million and $528 million, respectively, under the revolving credit facility. As of September 30, 2015, the outstanding principal balance of the term loan facility was $1.02 billion and the outstanding balance on the revolving facility was zero.

As of September 30, 2015 and December 31, 2014, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

In November 2014, we entered into a revolving trade receivables securitization facility, which provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. During the nine months ended September 30, 2015, we made borrowings and payments totaling $477 million and $573 million, respectively, under the facility. As of September 30, 2015, the Company had no outstanding balance under the facility.

Additional financing activities during the nine months ended September 30, 2015 included borrowings and repayments totaling $87 million under a revolving credit facility and a $5 million repayment under a term loan facility. Additional financing activities during the nine months ended September 30, 2014 included $2 million of net short term borrowings and a $3 million repayment under a term loan facility. See Note 5, "Debt Obligations," of the Notes to Condensed Consolidated Financial Statements for further information.

In 2015, we expect to make contributions of $35 million to the international pension plans, $80 million to the postemployment plan and $4 million to the postretirement plan. For additional information, refer to Note 8, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 2, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of this plan, we expect to incur a total charge of approximately $200 million to $225 million and total cash payments of $100 million to $115 million through 2015. These estimates include severance, inventory-related, asset-related and other exit charges. During the nine months ended September 30, 2015 and 2014, we incurred total charges of $36 million and $130 million, respectively, and made cash payments of $51 million and $9 million, respectively. We expect to achieve annual savings of approximately $105 million in 2016.

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

Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2015 and December 31, 2014 were $274 million and $458 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, which could be significant.

As of September 30, 2015, our cash and cash equivalents totaled $303 million and our total debt was $3.25 billion. As of September 30, 2015, our borrowing capacity under the revolving credit facility was approximately $850 million, and under our trade receivables securitization facility was $200 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2014 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from July 1, 2015 through September 30, 2015, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of September 30, 2015, was approximately $3,491.  The guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by the Office of Foreign Asset Controls (“OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, and November 12, 2014, the Company has been winding down its past operations in Syria. In connection with these efforts, the Company has also received licenses from OFAC to close the CBS account and terminate any guarantees; the Company’s applications to renew these licenses are currently pending.  Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2014 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2015. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and investment trends in the retail industry, and economic and market conditions in China and Russia; the impact of our indebtedness and its terms on our financial and operating activities; foreign currency fluctuations; our ability to successfully introduce new solutions and compete and in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products or problems with our hosting facilities; manufacturing disruptions; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; compliance with data privacy and protection requirements; the availability and success of acquisitions, divestitures and alliances, including the acquisition of Digital Insight; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $7 million as of September 30, 2015 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was significantly stronger in the third quarter of 2015 compared to the third quarter of 2014 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 7% on third quarter 2015 revenue versus third quarter 2014 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 81% of our borrowings were effectively on a fixed rate basis as of September 30, 2015. As of September 30, 2015, the net fair value of the interest rate swap was a liability of $4 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $3 million as of September 30, 2015. The increase in pre-tax interest expense for the nine months ended September 30, 2015 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $7 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2015, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2015, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of September 30, 2015, approximately $179 million and $144 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

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

During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock under the authorized share repurchase programs. The Company occasionally purchases shares of vested restricted stock at the current market price to cover withholding taxes. For the three months ended September 30, 2015, 12,271 shares were purchased at an average price of $28.11 per share.

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

NCR CORPORATION

Date:	October 30, 2015	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer