Form 10-K
period 2015-12-31
NCR CORP
filed 2016-02-26
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $5.1 billion. As of February 17, 2016, there were approximately 133.1 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2015 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to our plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statement are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those listed in Item 1A "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General
NCR Corporation and its subsidiaries (NCR or the Company, also referred to as “we”, “us” or “our”) provide technology solutions and services that help businesses connect, interact and transact with their customers.

Businesses
NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve customers in the financial services, retail, hospitality, travel and telecommunications and technology industries. Our offerings include software and hardware solutions for automated teller machines (ATMs) and bank branches, retail and hospitality point of sale applications and devices, and self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We complement these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

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

On September 30, 2007, NCR completed the spin-off of its Teradata Data Warehousing business through the distribution of a tax-free stock dividend to NCR stockholders. NCR distributed one share of common stock of Teradata Corporation for each share of NCR common stock to NCR stockholders of record as of the close of business on September 14, 2007.

Significant Transactions
In May 2015, the Company completed the transfer of its UK London pension plan to an insurer. The transaction materially reduced pension liability, participants, and enterprise risk as part of our overall pension de-risking strategy. As a result of the transaction, the Company recorded a $427 million settlement loss.

On December 4, 2015, NCR completed the sale of $820 million of its Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone). Proceeds from the sale were used, along with cash on hand and borrowings from our revolving facilities, to complete the repurchase, through a modified “Dutch auction” tender offer, of $1 billion of our common stock.

Operating Segments
We categorize our operations into four reportable segments: Financial Services, Retail Solutions, Hospitality, and Emerging Industries.

The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 14, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

As of January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis. This change to our segment reporting for fiscal year 2016 and future periods is further described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

Point of Sale
We provide retail- and hospitality-oriented technologies such as point of sale terminals and point of sale software, bar-code scanners and other retail-oriented software and services to retailers, restaurants, food service companies and entertainment and sports venues worldwide. Combining our retail and hospitality industry expertise, software and hardware technologies, and professional services, our solutions are designed to enable cost reductions and improve operational efficiency while increasing customer satisfaction.

Self-Service Kiosks
We provide self-service kiosks and related operating software to the retail, hospitality and travel industries. Our versatile kiosk solutions can support numerous retail self-service functions, including self-checkout, wayfinding (locating products or navigating through large, complex buildings and campuses), digital signage, bill payment and gift registries. We provide self-check in/out kiosk solutions to airlines, hotels and casinos that allow guests to check in/out without assistance. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. Our kiosks for the hospitality industry provide consumers the ability to order and pay at restaurants while enabling our customers to streamline order processing and reduce operating costs.

Check and Document Imaging
Our check and document imaging offerings provide end-to-end solutions for both traditional paper-based and image-based check and item processing. These solutions utilize advanced image recognition and workflow technologies to automate item processing, helping financial institutions increase efficiency and reduce operating costs. Consisting of hardware, software, professional and support services, our comprehensive check and document imaging solutions enable check- and item-based transactions to be digitally captured, processed and retained within a flexible, scalable environment.

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

We also offer a range of software and services such as cloud (or software-as-a-service) solutions, hosted services, and online, mobile and transactional services and applications such as bill pay. In addition, we are also focused on expanding the resale of third party networking products and related service offerings to a broader base of customers in the telecommunications and technology sectors and servicing third party computer hardware from select manufacturers who value and leverage our global service capability.

Target Markets and Distribution Channels
Our ATMs and other financial product solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both developed and emerging markets. We have historically sold most of our ATMs and financial products and services through a direct sales channel, although a portion of revenue is derived through distributors and value-added resellers.

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

Our imaging solutions primarily serve the financial services industry globally, with the primary focus on banks. We have historically distributed most of our imaging products and services through a direct sales channel, although certain revenue is derived through sales by value-added resellers and distributors.

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

We provide service and support for our products and solutions through service contracts with our customers. We have also established managed service contracts with key customers and continue to pursue additional managed service relationships. Longer term managed service arrangements can help improve the efficiency and performance of the customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also service competing technologies—for example, ToshibaTec retail technologies and Diebold ATMs. The primary sales channel for our services is our direct sales teams, which exist across all geographies where we operate around the world. Our services professionals provide these services directly to end customers.

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

We face competition in the financial services industry for imaging solutions across all geographies where we operate around the world. The primary areas of competition can vary, but typically include: quality of the solutions or products; total cost of ownership; industry knowledge; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s support and consulting services. Our competitors vary by product, service offering and geographic area, and include Fidelity National Information Services and Unisys Corporation, among others.

Research and Development
We remain focused on designing and developing solutions and services that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $230 million in 2015, $263 million in 2014, and $203 million in 2013. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and is incorporated herein by reference.

Patents and Trademarks
NCR seeks patent protection for its innovations, including improvements, associated with its products, services, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,450 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing programs. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

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
At December 31, 2015, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; Puducherry, India and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; Puducherry, India and Chengalpattu, India. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; Budapest, Hungary; Salzburg, Austria; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS/Display terminals, printers, bar code scanners and various other kiosks.

Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.
Product Backlog

Our backlog was approximately $1.11 billion and $1.10 billion at December 31, 2015 and 2014, respectively. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenue derived from our growing service-based business (including our cloud and hosted businesses) as well as the acquired Digital Insight Corporation and Retalix Ltd. businesses and our consumables business, for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period.

Employees

On December 31, 2015, NCR had approximately 32,600 employees and contractors worldwide.

Environmental Matters

Compliance with federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 11, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state, and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 26, 2016) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	52	Chairman of the Board, Chief Executive Officer and President
Michael B. Bayer	52	Senior Vice President and President, Retail Solutions Division
Robert P. Fishman	52	Senior Vice President and Chief Financial Officer
Edward R. Gallagher	62	Senior Vice President, General Counsel and Corporate Secretary
Andrew S. Heyman	52	Senior Vice President and President, Financial Services Division
Andrea L. Ledford	50	Senior Vice President, Corporate Services and Chief Human Resources Officer
Frederick ("Rick") Marquardt	57	Executive Vice President, Services, Enterprise Quality and T&T

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti, is NCR's Chairman of the Board, Chief Executive Officer and President. Mr. Nuti became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Coach, Inc., where he is a member of its Audit, Human Resources, and Governance & Nominating Committees, and United Continental Holdings, Inc. where he is a member of its Audit Committee. Mr. Nuti previously served as a director of Sprint Nextel Corporation. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University. Mr. Nuti became a director of NCR on August 7, 2005.

Michael B. Bayer joined NCR as Senior Vice President and President, Retail Solutions Division in July 2014. Prior to joining NCR, Mr. Bayer has held leadership roles at companies such as Motorola, Symbol Technologies and Cisco Systems, and most recently as President of Global Growth Markets for Avaya, a global provider of business communications, and collaboration systems. Prior to this, Mr. Bayer served as Avaya's EMEA President, where he led the region's sales and operations and worked with customers to deliver Unified Communications, IP Telephony and Contact Center solutions across EMEA. Mr. Bayer holds a master's degree in electronics and telecommunications from Fachhochschule WiirzburgSchweinfurt in Germany.

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

Edward R. Gallagher was named Senior Vice President, General Counsel and Secretary of NCR in October 2015, having served as Acting General Counsel since October 2014.  His prior position with NCR was Law Vice President, Litigation & Employment Law, commencing in 2003; he has also served in other positions within the NCR Law Department, including Chief Counsel of the former Systemedia Division.  Mr. Gallagher joined NCR in 1992.  Prior to that, Mr. Gallagher was an attorney in private practice with McCutchen Doyle Brown & Enersen in San Francisco and Palmer & Dodge in Boston. Mr. Gallagher holds a law degree from Yale Law School, as well as a master’s degree from Yale University in political science and international relations.  He has an undergraduate degree from the University of South Dakota.

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

Andrea L. Ledford became Senior Vice President, Corporate Services and Chief Human Resources Officer in November 2013. Previously, Ms. Ledford was Senior Vice President and Chief Human Resources Officer, from June 2012 to November 2013, Senior Vice President, Human Resources, from June 2007 to June 2012, and Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc. from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc. in EMEA, Asia/Pacific and Latin America.

Frederick ("Rick") Marquardt is NCR’s Executive Vice President, Services, Enterprise Quality and T&T, a role he assumed in January 2016. From April 2014 to January 2016, Mr. Marquardt served as Executive Vice President, Services, Hardware Solutions and Enterprise Quality. Mr. Marquardt joined NCR in 2006, and has held a variety of roles at the company including Senior Vice President of Integrated Supply Chain from September 2013 to April 2014, Senior Vice President of Global Operations, Vice President of Manufacturing for NCR, and Vice President of Global Operations for NCR's Financial Industry Business Unit (now the Financial Services division). Prior to joining NCR, Mr. Marquardt worked for Motorola Corporation, where he held several leadership positions in operations and manufacturing.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. Also, the public may read and copy any materials that NCR files or furnishes with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2016 Annual Meeting of Stockholders (the 2016 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations
3097 Satellite Boulevard
Duluth, GA 30096
Phone: 800-255-5627
E-Mail: investor.relations@ncr.com
Website: http://investor.ncr.com

NCR's website, www.ncr.com, contains a significant amount of information about NCR, including financial and other information for investors. NCR encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of NCR's website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

Economic Pressures. Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect the financial services, retail and hospitality sectors of the economy in various parts of the world. Economic and credit conditions are influenced by a number of factors, including consumer confidence, unemployment levels, interest rates, commodity prices, political conditions and the effects of government actions to address economic slow-downs and sovereign debt issues, improve global credit markets and generally stimulate economic growth. Slower growth in China, Russia and other emerging markets, fluctuations in oil and commodity prices, market conditions and spending trends in the financial services industry, sovereign debt crises in the Eurozone and elsewhere, and the uneven global economic recovery, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries.

A negative economic climate could create financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative economic climate by consolidation, such as has occurred in the financial services sector in the past and, more recently, in the retail sector, it could reduce our base of potential customers. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness and Repurchase Obligations. Our substantial level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2015, we had approximately $3.25 billion of total indebtedness outstanding. Additionally, at December 31, 2015, we had approximately $722 million of secured debt available for borrowing under our senior secured credit facility, and approximately $200 million of secured debt available for borrowing under our trade receivables securitization facility. This level of indebtedness could:

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

If compliance with our debt obligations materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

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

•
Upon an event of default under the senior secured credit facility, the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, or require us to deposit cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries.

•	Upon an event of default under the indentures, the trustee or holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

•
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

Borrowings under our senior secured credit facility and trade receivables securitization facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior secured credit facility and trade receivables securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. We are party to an interest rate swap agreement that fixes the interest rate, based on LIBOR, on a portion of our LIBOR-indexed floating rate borrowings under our senior secured credit facility through August 22, 2016, with a notional amount of $380 million as of December 31, 2015 that amortizes to $341 million over the term of the agreement. Although we may enter into additional interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

We may also enter into interest rate swaps in the future in connection with other of our variable rate borrowings. This would expose us to interest rate risk, which could increase our debt service obligations.

We may not be able to raise the funds necessary to finance a required repurchase of our senior unsecured notes or our Series A Convertible Preferred Stock. Upon the occurrence of a change in control under the applicable indenture governing the applicable senior unsecured notes, holders of those notes may require us to repurchase their notes. On any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, holders of our Series A Convertible Preferred Stock will have the right to require us to repurchase any or all of our outstanding Series A Convertible Preferred Stock. In addition, upon certain change of control events involving the Company, holders of Series A Convertible Preferred Stock can require us, subject to certain exceptions, to repurchase any or all of their Series A Convertible Preferred Stock.

It is possible that we would not have sufficient funds at the time that we are required to make any such purchase of notes or Series A Convertible Preferred Stock (or both). We cannot assure the holders of the senior unsecured notes and Series A Convertible Preferred Stock that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes or Series A Convertible Preferred Stock that holders have requested to be repurchased upon a change in control or scheduled redemption. Our failure to repurchase the senior unsecured notes of a series when required would result in an event of default with respect to such notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If we are unable to repurchase all shares of Series A Convertible Preferred Stock that holders have requested to be purchased, then we are required to pay dividends on the shares not repurchased at a rate equal to 8.0% per annum, accruing daily from such date until the full purchase price, plus all accrued dividends, are paid in full in respect of such shares of Series A Convertible Preferred Stock.

In addition, a change in control may constitute an event of default under our senior secured credit facility and our trade receivables securitization facility that would permit the lenders to accelerate the maturity of the borrowings thereunder and would require us to make a similar change in control offer to holders of our existing senior unsecured notes.

Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, may not constitute a change in control under the indentures governing our secured notes or the terms of our Series A Convertible Preferred Stock.

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

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to focus increasingly on sales of higher margin software and cloud solutions, and professional, managed and other services. Our ability to successfully grow our software and services businesses depends on a number of different factors including, among others, market acceptance of our software and cloud solutions; integrating, developing and supporting software gained through acquisitions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; enhancing our services capabilities and coverage to align with and support our new solutions; and managing professional services and other costs associated with large solution roll-outs. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing our software and services businesses and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Series A Convertible Preferred Stock. The issuance of shares of our Series A Convertible Preferred Stock to Blackstone and certain of its permitted transferees reduces the relative voting power of holders of our common stock, would dilute the ownership of such holders and may adversely affect the market price of our common stock. On December 4, 2015, we completed the sale of 820,000 shares of our Series A Convertible Preferred Stock to Blackstone and certain of its permitted transferees (the Blackstone Purchasers) pursuant to an Investment Agreement, dated November 11, 2015, between us and Blackstone (the Investment Agreement). As of December 31, 2015, these shares represented approximately 17% of our outstanding common stock, on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. The dividends are to be paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, and thereafter in cash or in-kind at our option. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

As holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Convertible Preferred Stock to the Blackstone Purchasers, and the subsequent issuance of additional shares of Series A Convertible Preferred Stock through the payment of dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Series A Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. We granted the Blackstone Purchasers customary registration rights in respect of their shares of Series A Convertible Preferred Stock, and any shares of common stock issued upon conversion of the Series A Convertible Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Blackstone Purchasers of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Blackstone Purchasers may exercise significant influence over us, including through their ability to designate and the ability of the Series A Convertible Preferred Stock holders to elect up to two members of our Board of Directors. As of December 31, 2015, the outstanding shares of our Series A Convertible Preferred Stock represented approximately 17% of our outstanding common stock, on an as-converted basis. In addition, the terms of the Investment Agreement and of the Series A Convertible Preferred Stock grant the Blackstone Purchasers consent rights, directly or through their ownership of the Series A Convertible Preferred Stock, with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Convertible Preferred Stock;

•	issuing securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock;

•	entering into material transactions with related parties, or repurchasing or redeeming shares of common stock from related parties, subject to certain exceptions; and

•	increasing or decreasing the maximum number of directors on our Board to more than eleven persons or to such number as would require the resignation of one of the directors nominated by Blackstone.

The Investment Agreement also imposes a number of affirmative and negative covenants on us. As a result, the Blackstone Purchasers have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

In addition, the terms of the Investment Agreement and of the Series A Convertible Preferred Stock grant the Blackstone Purchasers certain rights to designate directors to serve on our Board, which directors are elected by a separate class vote of the holders of the Series A Convertible Preferred Stock. For so long as the Blackstone Purchasers beneficially own shares of Series A Convertible Preferred Stock (and/or shares of common stock issued upon conversion of Series A Convertible Preferred Stock) that represent, on an as-converted basis, at least 50% of the Blackstone Purchasers' initial shares of Series A Convertible Preferred Stock on an as-converted basis, the Blackstone Purchasers have the right to designate two directors for election to our Board. For so long as the Blackstone Purchasers beneficially own shares of Series A Convertible Preferred Stock (and/or shares of common stock issued upon conversion of Series A Convertible Preferred Stock) that represent, on an as-converted basis, at least 25% but less than 50% of Blackstone’s initial shares of Series A Convertible Preferred Stock on an as-converted basis, the Blackstone Purchasers will have the right to designate one director for election to our Board.

The directors designated by the Blackstone Purchasers also are entitled to serve on committees of our Board, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the Blackstone Purchasers may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the Blackstone Purchasers differing from those of our common stockholders. As holders of Series A Convertible Preferred Stock, the Blackstone Purchasers have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series A Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up.

In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 5.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. The dividends are to be paid in‑kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, and thereafter in cash or in-kind at our option.

The holders of our Series A Convertible Preferred Stock also have certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock on any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends, and the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Convertible Preferred Stock upon certain change of control events at the greater of (a) 100% of the liquidation preference thereof plus all accrued but unpaid dividends and (b) the consideration the holders would have received if they had converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the change of control event.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Blackstone Purchasers and holders of our common stock.

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Foreign Currency. Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. Overall, we have exposure to approximately 50 functional currencies. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted, and in 2015 a significant portion of our revenue was generated in currencies other than the U.S. Dollar. As a result, significant currency fluctuations could adversely affect our results of operations, including sales and gross margins. For example, a decrease in the value of foreign currencies relative to the U.S. Dollar, such as occurred during 2015, could result in lower revenue and increased losses from currency exchange rates. We endeavor to mitigate the effects of currency fluctuations by our hedging strategy; however, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

Manufacturing. At December 31, 2015, we manufactured advanced ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; Puducherry, India and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; Puducherry, India and Chengalpattu, India. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; Budapest, Hungary; Salzburg, Austria and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. If we develop or experience problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base or otherwise, we could experience business interruption that could negatively impact our business and operating results.

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

Underfunded Pension Obligation. At December 31, 2015, our obligation for benefits under our pension plans was $3,314 million and our pension plan assets totaled $2,735 million, which resulted in an underfunded pension obligation of $579 million. While we recently rebalanced our U.S. and international plan assets in order to reduce volatility and made several discretionary contributions to our pension plans, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our international pension plans. For example, in 2015 we completed the transfer of our U.K. London pension plan to an insurer. The pension plan was overfunded, and the transfer resulted in a settlement loss of $427 million in the second quarter of 2015, and an offsetting decrease to prepaid pension costs in our consolidated balance sheet.

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

See the “Effects of Pension, Postemployment and Postretirement Benefit Plans” and “Financial Condition, Liquidity And Capital Resources” sections of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report and Note 10, “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for further information regarding the funded status of our pension plans and potential future cash contributions.

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

Income Taxes. We are subject to income taxes in the United States and a number of foreign jurisdictions. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $868 million and $969 million at December 31, 2015 and 2014, respectively. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in tax laws or tax rulings could materially affect our financial position and results of operations. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Additionally, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and European Union (EU) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Any such tax reform or other legislative or regulatory actions to increase tax revenue could increase our effective tax rate.

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

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the information technology industry, such as: IBM, Hewlett-Packard, Diebold, Wincor, Hyosung, ToshibaTec, Micros, Fujitsu and Unisys, some of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. In addition, we compete with companies in specific industry segments, such as entry-level ATMs, point-of-sale devices and imaging solutions. Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures;

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets, such as India, China, Brazil and Russia;

•	exploit opportunities in emerging vertical markets, such as travel and telecommunications and technology;

•	cross-sell additional products and services to our existing customer base;

•
rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;

•
react on a timely basis to shifts in market demands, including shifts toward the desire of banks and retailers to provide an omni-channel experience to their customers and the use of mobile devices in transactions and payments;

•	compete in reverse auctions for new and continuing business;

•	reduce costs without creating operating inefficiencies or impairing product or service quality;

•	maintain competitive operating margins;

•	improve product and service delivery quality; and

•	effectively market and sell all of our diverse solutions.

Our business and operating performance also could be impacted by external competitive pressures, such as consolidation, increasing price erosion and the entry of new competitors into our existing product and geographic markets. In addition, our customers sometimes finance our product sales through third party financing companies, and in the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, competing with us and impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. In addition, certain of our solutions, including our cloud solutions, may require us to build or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process also can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently. In addition, contract terms, market conditions or customer preferences may affect our ability to limit, sunset or end-of-life our older products in a timely or cost-effective fashion. If any of these risks materialize, we may be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted.

Product Defects and Errors. Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business. Many of our products are sophisticated and complex, and despite testing and quality control, we cannot be certain that defects or errors will not be found in current versions or new versions of our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers, liability exposure and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to us. In addition, our customers may license and deploy our software in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to, or failure or unavailability of, any significant aspect of our cloud hosting facilities could interrupt the availability of our cloud offerings, which could cause disruption for our customers, and, in turn, their customers, and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.

Data Privacy and Security. Cybersecurity and data privacy issues could negatively impact our business. We collect, use and store personal information of, or that is held by, our customers in connection with certain of our service offerings, including our various cloud and other hosted solutions. We also may have access to personal information of our customers’ customers in the course of servicing our products or third party products. Additionally, we collect, use and store personal information of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we use commercially available security technologies to safeguard this personal data and implement access controls to limit the risk of unauthorized use or disclosure by employees and contractors, a breach of these security measures could result in unauthorized access to, or disclosure of, personal data, resulting in claims, costs and reputational harm that could materially and adversely affect our operating results. Further, a security breach could also affect the availability of certain of our hosted solutions, negatively impacting our customers and their customers, which could result in financial penalties and reputational harm that could materially and adversely affect our business. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third party products used in conjunction with our products. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect customer confidence and our reputation in the marketplace. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. Additionally, we may be subject to the data security and data privacy laws of many jurisdictions, some of which may conflict with one another, and many of which are subject to frequent modification.

Multinational Operations. Our multinational operations, including our expansion into new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2015 and 2014, the percentage of our revenue from outside of the United States was 54% and 59%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East, among others. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations , our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future economic, credit and sovereign debt conditions on the stability of national and regional economies and industries within those economies;

•	political conditions and local regulations that could adversely affect demand for our solutions, our ability to access funds and resources, or our ability to sell products in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty, including as a result of new, or changes to, laws and regulations;

•	the institution of, or changes to, trade protection measures, currency restrictions, or import or export licensing requirements;

•	the successful implementation and use of systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	the financial viability and reliability of contracting partners and customers;

•	work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. If these cash and cash equivalents are distributed to the United States, whether in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. Any such taxes would reduce the amount of such cash and cash equivalents that are available for our use.

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

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

Circumstances associated with divestitures could adversely affect our results of operations and financial condition. On January 6, 2016, we entered into an agreement with affiliates of Atlas Holdings LLC to sell the assets of our Interactive Printer Solutions (IPS) business, and in June 2012 we completed the divestiture of our entertainment business to Redbox Automated Retail, LLC. We continue to evaluate the strategic fit of our other businesses and products and may decide to sell a business or product based on such an evaluation. Despite a decision to divest a business or product, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures, including the divestiture of the IPS business, could involve additional risks, including:

•	difficulties in the separation of operations, services, products and personnel;

•	the need to provide significant ongoing post-closing transition support to a buyer;

•	the diversion of management’s attention from other business concerns;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the obligation to indemnify or reimburse a buyer for certain past liabilities of a divested business;

•	the disruption of our business; and

•	the potential loss of key employees.

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

In addition, we recently announced a plan to build a new world headquarters, and from time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not attract and retain quality employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful reinvention of the Company into a software and solutions driven business. Our ability to attract and retain highly skilled technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical, as these key employees are difficult to replace. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

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

Reliance on Third Parties. If third party suppliers upon which we rely are not able to fulfill our needs, our ability to bring our products to market in a timely fashion could be affected. In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, impacting our business and operating results.

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

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations. See Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for information regarding our FCPA and OFAC investigations, which disclosures are incorporated by reference and made a part of this discussion of risk factors.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2015, NCR operated 258 facilities consisting of approximately 6.5 million square feet in 61 countries throughout the world. On a square footage basis, 23% of these facilities are owned and 77% are leased. Within the total facility portfolio, NCR operates 27 research and development and manufacturing facilities totaling 1.9 million square feet, 58% of which is leased. The remaining 4.6 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 85% leased. NCR also owns 7 land parcels totaling 3.8 million square feet in 2 countries.

NCR is headquartered in Duluth, Georgia, USA. Our address at our corporate headquarters is 3097 Satellite Boulevard, Duluth, Georgia, 30096, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 99,070 holders of NCR common stock as of February 17, 2016. The following table presents the high and low per share prices for NCR common stock for each quarter of 2015 and 2014 as reported on the NYSE.

	2015			2014
	High	Low		High	Low
1st quarter	$30.86	$24.83	1st quarter	$37.73	$31.71
2nd quarter	$36.50	$27.27	2nd quarter	$37.18	$28.64
3rd quarter	$32.09	$21.79	3rd quarter	$35.76	$30.14
4th quarter	$27.80	$22.52	4th quarter	$33.80	$22.83

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2010 through December 31, 2015.

Comparison of Cumulative Five Year Total Return(1)
NCR Corporation
S&P 500 Stock Index
S&P 500 Information Technology Sector
S&P MidCap 400 Stock Index
$300
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015

Company / Index	2011	2012	2013	2014	2015
NCR Corporation	$107	$166	$222	$190	$159
S&P 500 Stock Index	$102	$118	$157	$178	$181
S&P 500 Information Technology Sector	$102	$118	$151	$181	$192
S&P MidCap 400 Stock Index	$98	$116	$155	$170	$166

(1)	In each case, assumes a $100 investment on December 31, 2010, and reinvestment of all dividends, if any.

Purchase of Company Common Stock

In April 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of its common stock, with no expiration from the date of authorization. In October 2007 and July 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. In November 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of December 31, 2015, approximately $179 million and $147 million remained available for further repurchases of the Company’s common stock under the 1999 and 2000 Board of Directors share repurchase programs, respectively.

In November 2015, the Company's Board of Directors authorized the repurchase of $1 billion of our common stock pursuant to a modified "Dutch auction" tender offer. In December 2015, we repurchased 37.4 million shares of our common stock pursuant to the tender offer for a total cash investment of $1 billion ($26.75 price per share).

The following table provides information relating to the Company’s repurchase of common stock for the three months ended December 31, 2015, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
October 1 through October 31, 2015	—	—	—	$323,546,020
November 1 through November 30, 2015	—	—	—	$324,721,794
December 1 through December 31, 2015	37,383,126	$26.75	37,383,126	$325,816,903
Fourth quarter total	37,383,126	$26.75	37,383,126
(1) The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended December 31, 2015, 219,557 shares of vested restricted stock were purchased at an average price of $26.15 per share.

The Company's ability to repurchase its common stock is restricted under the Company's senior secured credit facility and terms of the indentures for the Company's senior unsecured notes. These agreements include certain prohibitions on share repurchases, including during the occurrence of an event of default. These agreements also establish limits on the amount that the Company is permitted to allocate to share repurchases and other restricted payments. The limitations are calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the third quarter of 2012 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums. These formulas are described in greater detail in the Company’s senior secured credit facility and the indentures for the Company’s senior unsecured notes, each of which is filed with the SEC.

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2015	2014	2013	2012	2011
Continuing Operations (a,c)
Revenue	$6,373	$6,591	$6,123	$5,730	$5,291
Income (loss) from operations	$135	$353	$666	$748	$(148)
Interest expense	$(173)	$(181)	$(103)	$(42)	$(13)
Income tax expense (benefit)	$55	$(48)	$98	$223	$(66)
(Loss) income from continuing operations attributable to NCR common stockholders	$(154)	$181	$452	$475	$(97)
(Loss) income from discontinued operations, net of tax	$(24)	$10	$(9)	$6	$(93)
Basic (loss) earnings per common share attributable to NCR common stockholders:
From continuing operations (a,c)	$(0.94)	$1.08	$2.73	$2.98	$(0.61)
From discontinued operations	$(0.15)	$0.06	$(0.05)	$0.04	$(0.59)
Total basic (loss) earnings per common share	$(1.09)	$1.14	$2.68	$3.02	$(1.20)
Diluted (loss) earnings per common share attributable to NCR common stockholders:
From continuing operations (a,c)	$(0.94)	$1.06	$2.67	$2.90	$(0.61)
From discontinued operations	$(0.15)	$0.06	$(0.05)	$0.04	$(0.59)
Total diluted (loss) earnings per common share	$(1.09)	$1.12	$2.62	$2.94	$(1.20)
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$7,635	$8,566	$8,061	$6,341	$5,591
Total debt (b)	$3,252	$3,618	$3,307	$1,935	$840
Series A convertible preferred stock	$798	$—	$—	$—	$—
Total NCR stockholders' equity	$720	$1,871	$1,769	$1,252	$718
Number of employees and contractors	32,600	30,200	29,300	25,700	23,500

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including the Fox River, Japan and Kalamazoo River matters, the closure of NCR's EFT payment processing business in Canada, and the results from our disposed healthcare solutions and Entertainment businesses.

(b)
In 2015, we adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs previously reported as a deferred charge within other assets to be presented as a direct reduction from the carrying amount of debt, consistent with debt discounts, applied retrospectively for all periods presented. Assets and long-term debt as of December 31, 2014, 2013, 2012 and 2011 was adjusted by approximately $41 million, $47 million, $28 million and $13 million, respectively, as a result of the adoption of this ASU.

(c)	The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2015	2014	2013	2012	2011
Pension (expense) benefit	$(448)	$(66)	$58	$117	$(398)
Restructuring plan	(50)	(116)	—	—	—
Acquisition related amortization of intangibles	(85)	(80)	(48)	(25)	(8)
Acquisition related costs	(8)	(20)	(36)	(16)	(28)
Loss on pending sale of IPS business	(29)	—	—	—	—
Reserve related to subcontract in MEA	(13)	—	—	—	—
OFAC and FCPA investigations	—	(2)	(2)	(2)	—
Japan valuation reserve release	—	—	15	—	—
Impairment charges	—	—	—	(7)	—
Legal settlements and charges	—	—	—	—	2
Total	$(633)	$(284)	$(13)	$67	$(432)

Index to Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR Corporation is a leading global technology company that provides innovative products and services that enable businesses to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. Our portfolio of self-service and assisted-service solutions serve a wide range of customers in the financial services, retail, hospitality, travel, and telecommunications and technology industries. Our offerings include software and hardware solutions for automated teller machines (ATMs) and bank branches, retail and hospitality point of sale applications and devices, and self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. We also complement these product solutions by offering a complete portfolio of services that support both NCR and third party solutions. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors.

We have four operating segments: Financial Services, Retail Solutions, Hospitality and Emerging Industries. Each of our operating segments derives its revenue by selling products and services in each of the sales theaters in which NCR operates. As of January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis. This change to our segment reporting for fiscal year 2016 and future periods is further described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology, global customer support services, and a complete line of business consumables and specialty media products.

NCR’s reputation is founded upon over 131 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2015 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2015:

•	Revenue decreased approximately 3% from the prior year period, including unfavorable foreign currency impacts of approximately 6%

•
Software-related revenue, which we measure by combining software license and maintenance revenue, cloud revenue and professional services revenue associated with software delivery, was $1,747 million and $1,748 million in 2015 and 2014, respectively, including year-over-year unfavorable foreign currency impacts of approximately 4% in 2015

•
Strategic investment of $820 million in Series A Convertible Preferred Stock by entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone); $1 billion share repurchase completed

•	UK London pension transaction materially reduced pension liability, participants, and enterprise risk as part of our overall pension de-risking strategy

OVERVIEW OF STRATEGIC INITIATIVES AND TRENDS

The rise of digital commerce, mobile engagement and other forces of change have dramatically altered how businesses and consumers interact and transact. In response, our customers are increasingly focused on providing a rich, integrated and personalized experience to consumers across commerce channels, including in-store, online and mobile. NCR understands the importance of this shift to an omnichannel experience. Our long-term strategy is built on being a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver on the promise of an omnichannel experience.

To deliver on our strategy, we are focused on evolving our software business model, sales enablement, services transformation, investing in innovation and cultivating our culture and team.

•
Evolving our Business Model - Shifting our business model to focus on growth of higher margin software and services revenue to grow our recurring revenue streams, and strengthen our long-term foundation.

•
Sales Enablement - Developing a sales force enabled with a consultative selling model, supported by service teams and focused on delivery and customer interactions to leverage the innovative solutions we are bringing to market and gain share.

•
Services Transformation - Enhancing our global service capability by improving our service positioning, increasing customer service attach rates for our products, improving profitability in our services business and aligning our services capability to support our solutions.

•	Investing in Innovation - Optimizing our investments in areas with the greatest potential for profitable growth, such as cloud solutions and professional, managed and other services.

•
Cultivating our Culture and Team - Organizing and recruiting with an eye toward the future, and investing in, training and developing our employees to accelerate the delivery of our innovative solutions and to focus on the needs of our customers and changes in consumer behavior.

We plan, in pursuing our strategy, to continue to manage our costs effectively, including through our restructuring program, to selectively pursue strategic acquisitions that promote growth and improve gross margin, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives include domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry, fluctuations in oil and commodity prices and their effects on local, regional and global market conditions, and economic and market conditions in Russia and China; continued strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in Emerging Industries; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new self-service markets; market adoption of our products by customers; and management and servicing of our existing indebtedness. For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS FROM OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2015	2014	2013
Revenue	$6,373	$6,591	$6,123
Gross margin	1,469	1,732	1,740
Gross margin as a percentage of revenue	23.1%	26.3%	28.4%
Operating expenses
Selling, general and administrative expenses	$1,042	$1,012	$871
Research and development expenses	230	263	203
Restructuring-related charges	62	104	—
Income from operations	$135	$353	$666

The following table shows our revenue and gross margins from products and services, respectively, for the years ended December 31:

In millions	2015	2014	2013
Product revenue	$2,711	$2,892	$2,912
Cost of products	2,072	2,153	2,152
Product gross margin	$639	$739	$760
Product gross margin as a percentage of revenue	23.6%	25.6%	26.1%
Services revenue	$3,662	$3,699	$3,211
Cost of services	2,832	2,706	2,231
Services gross margin	$830	$993	$980
Services gross margin as a percentage of revenue	22.7%	26.8%	30.5%

The following tables show our revenue by geographic theater for the years ended December 31:

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,499	55%	$3,357	51%	4%	7%
Europe, Middle East Africa (EMEA)	1,964	31%	2,184	33%	(10)%	1%
Asia Pacific (APJ)	910	14%	1,050	16%	(13)%	(5)%
Consolidated revenue	$6,373	100%	$6,591	100%	(3)%	3%

In millions	2014	% of Total	2013	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,357	51%	$3,030	50%	11%	12%
Europe, Middle East Africa (EMEA)	2,184	33%	2,060	33%	6%	8%
Asia Pacific (APJ)	1,050	16%	1,033	17%	2%	7%
Consolidated revenue	$6,591	100%	$6,123	100%	8%	10%

(1) The tables above each include a presentation of period-over-period revenue growth or decline on a constant currency basis, which is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth on a constant currency basis to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under accounting principles generally accepted in the United States of America (or GAAP).

2015 compared to 2014 results discussion

Revenue

Revenue decreased 3% in 2015 from 2014 due to declines in our Financial Services and Retail Solutions operating segments partially offset by improvement in our Hospitality and Emerging Industries operating segments. Foreign currency fluctuations unfavorably impacted the revenue comparison by 6%. For the year ended December 31, 2015 our product revenue decreased 6% and our services revenue decreased 1% compared to the year ended December 31, 2014. The decrease in our product revenue was due to declines in the Financial Services and the Retail Solutions operating segments in the EMEA and APJ theaters and declines in the Hospitality operating segment in the Americas theater, partially offset by growth in the Retail Solutions operating segment in the Americas theater and growth in the Emerging Industries operating segment in the APJ theater. The decrease in our services revenue was attributable to decreases in transaction and annuity services, partially offset by an increase in our software maintenance and cloud services. Services revenue decreased in the Financial Services and Retail Solutions operating segments in the EMEA and APJ theaters and decreased in the Emerging Industries operating segment in the EMEA theater, partially offset by an increase in all operating segments in the Americas theater and an increase in the Emerging Industries operating segment in the APJ theater.

Gross Margin

Gross margin as a percentage of revenue was 23.1% in 2015 compared to 26.3% in 2014. Product gross margin in 2015 decreased to 23.6% compared to 25.6% in 2014. Product gross margin in 2015 was negatively impacted by a $10 million increase in pension expense, offset by $4 million of lower charges for the write-down of inventory related to the restructuring plan. Excluding these items, product gross margin decreased due to a less favorable mix of revenue.

Services gross margin decreased to 22.7% in 2015 compared to 26.8% in 2014. Services gross margin in 2015 was negatively impacted by a $226 million increase in pension expense offset by a reduction of $40 million for the write-down of inventory related to the restructuring plan. Excluding these items, services gross margin increased due to a favorable mix of revenue, including an increase in cloud revenue.

2014 compared to 2013 results discussion

Revenue

Revenue increased 8% in 2014 from 2013 due to improvement in our Financial Services, Hospitality, and Emerging Industries operating segments offset by declines in our Retail Solutions operating segment. Digital Insight generated $349 million of revenue from the date of acquisition, January 10, 2014, through December 31, 2014. Foreign currency fluctuations had a 2% unfavorable impact on revenue for the year. For the year ended December 31, 2014, our product revenue decreased 1% and services revenue increased 15% compared to the year ended December 31, 2013. The decrease in our product revenue was due to declines in the Retail Solutions and Hospitality operating segments in the Americas theater, a decline in the Emerging Industries operating segment in the EMEA theater, and a decline in the Financial Services and Retail Solutions operating segments in the APJ theater. These declines were partially offset by growth in the Financial Services, Retail Solutions, and Hospitality operating segments in the EMEA theater and growth in the Financial Services operating segment in the Americas theater. The increase in our services revenue was attributable to increases in all our services offerings, which include professional and installation services, maintenance services and cloud services. Services revenue increased in all operating segments in the EMEA and APJ theaters and increased in the Financial Services, Hospitality and Emerging Industries operating segments in the Americas theater. The increases were partially offset by a decrease in the Retail Solutions operating segment in the Americas theater.

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

Services gross margin decreased to 26.8% in 2014 compared to 30.5% in 2013. Services gross margin in 2014 was negatively impacted by a $126 million increase in pension expense, $24 million in higher acquisition-related amortization of intangibles and a $47 million charge for the write-down of inventory related to the restructuring plan. Excluding these items, services gross margin increased due to a favorable mix of revenue, including an increase in cloud revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as shown below:

In millions	2015	2014	2013
Pension expense (benefit)	$464	$152	$(78)
Postemployment expense	17	89	18
Postretirement benefit	(15)	(15)	(15)
Total expense (benefit)	$466	$226	$(75)

In 2015, pension expense was $464 million compared to pension expense of $152 million in 2014 and a pension benefit of $78 million in 2013. In 2015, pension expense included a settlement loss of $427 million related to the completion of the transfer of NCR's UK London pension plan to an insurer in addition to actuarial losses of $29 million primarily attributable to lower than expected return on U.S. pension assets, partially offset by an increase in the discount rate. In 2015, approximately 31% of the pension expense was included in selling, general and administrative and research and development expenses, with the remaining 69% included in cost of products and services. In 2014, pension expense included actuarial losses of $150 million primarily attributable to the change in the U.S. mortality table. In 2013, the pension benefit included actuarial gains of $104 million driven by increases in discount rates used to value the U.S. and certain international plans and $15 million associated with the termination of NCR's U.S. non-qualified pension plans. Additionally, the 2013 pension benefit included special termination benefit costs of $26 million related to U.S. employees who irrevocably accepted a voluntary early retirement offer during 2013.

Postemployment expense (severance and disability medical) was $17 million in 2015 compared to $89 million in 2014 and $18 million in 2013. In July 2014, the Company announced a restructuring plan to strategically reallocate resources and position the Company to focus on higher growth, higher margin opportunities and recorded a related charge of $1 million and $73 million in the years ended December 31, 2015 and 2014, respectively. During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits. This amendment resulted in a curtailment benefit of approximately $13 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $30 million to $1,042 million in 2015 from $1,012 million in 2014. As a percentage of revenue, these expenses were 16.4% in 2015 and 15.4% in 2014. In 2015, selling, general and administrative expenses included $125 million of pension expense, $62 million of acquisition-related amortization of intangibles, a $20 million reserve on a subcontracting arrangement in emerging industries in Middle East Africa, $11 million of acquisition-related costs, and $1 million of OFAC and FCPA related legal costs. In 2014, selling, general and administrative expenses included $48 million of pension expense, $27 million of acquisition-related costs, $56 million of acquisition-related amortization of intangibles, and $3 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 13.3% in 2014 to 12.9% in 2015 due to the continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the restructuring program initiated in the prior year.

Selling, general, and administrative expenses increased $141 million to $1,012 million in 2014 from $871 million in 2013. As a percentage of revenue, these expenses were 15.4% in 2014 and 14.2% in 2013. In 2014, selling, general, and administrative expenses included $48 million of pension expense, $27 million of acquisition-related costs, $56 million of acquisition-related amortization of intangibles, and $3 million of OFAC and FCPA related legal costs. In 2013, selling, general, and administrative expenses included $22 million of pension benefit, $46 million of acquisition-related costs, $29 million of amortization of acquisition-related intangible assets and $3 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses remained consistent as a percentage of revenue at 13.3%.

Research and Development Expenses

Research and development expenses decreased $33 million to $230 million in 2015 from $263 million in 2014. As a percentage of revenue, these costs were 3.6% in 2015 and 4.0% in 2014. Research and development expenses included pension expense of $18 million in 2015 as compared to pension expense of $19 million in 2014. After considering this item, research and development expenses decreased to 3.3% in 2015 from 3.7% in 2014 as a percentage of revenue due to the focus on cost reduction actions, including limits on discretionary spending, as we continue to focus on higher value offerings.

Research and development expenses increased $60 million to $263 million in 2014 from $203 million in 2013. As a percentage of revenue, these costs were 4.0% in 2014 and 3.3% in 2013. Research and development expenses included pension expense of $19 million in 2014 as compared to pension benefit of $10 million in 2013. After considering this item, research and development expenses increased to 3.7% in 2014 from 3.5% in 2013 as a percentage of revenue and were in line with management expectations as we continue to invest in broadening our self-service solutions.

Restructuring-Related Charges

In 2015, the Company recorded restructuring-related charges of $62 million related to the restructuring program announced in July 2014. The charges consisted of severance and other employee related costs of $20 million, other exit costs of $13 million and asset-related charges of $29 million.

In 2014, the Company recorded restructuring-related charges of $104 million related to the restructuring program announced in July 2014. The charges consist of severance and other employee related costs of $86 million, other exit costs of $5 million and asset-related charges of $13 million.

Interest Expense

Interest expense was $173 million in 2015 compared to $181 million in 2014 and $103 million in 2013. Interest expense in 2015 and 2014 was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The increase in 2014 compared to 2013 is primarily related to a full year of interest expense related to the Company's 5.875% and 6.375% senior unsecured notes in 2014 compared to a partial year of interest expense in 2013.

Other Expense

Other (expense), net was $57 million in 2015 compared to $35 million in 2014 and $9 million in 2013. Interest income was $5 million in 2015, and $6 million in 2014 and 2013. In 2015, other (expense), net included $21 million related to losses from foreign currency fluctuations and foreign exchange contracts, $9 million in bank-related fees, and $34 million related to the loss on the pending sale of the IPS business. In 2014, other (expense), net included $32 million related to losses from foreign currency fluctuations and foreign exchange contracts, $7 million in bank-related fees, and $3 million related to the impairment of an investment partially offset by a $4 million gain on the sale of available for sale securities. In 2013, other (expense), net included $13 million related to losses from foreign currency contracts not designated as hedging instruments as well as from foreign currency fluctuations and $7 million in bank-related fees partially offset by income from the sale of certain patents and a $3 million gain on the sale of an investment.

Income Taxes

The effective tax rate was (58)% in 2015, (35)% in 2014, and 18% in 2013. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 10, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002 through 2006 that resulted in a tax benefit of $10 million in 2015. During 2014, we favorably settled examinations with the Internal Revenue Service (IRS) for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax rate was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit.

During 2014, the Internal Revenue Services (IRS) finalized an examination of our 2009 and 2010 income tax returns and commenced an examination of our 2011, 2012 and 2013 income tax returns, which is ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2016, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2016.

Income (Loss) from Discontinued Operations

In 2015, loss from discontinued operations was $24 million, net of tax, primarily related to updates in estimates and accruals for litigation expenses related to the Fox River reserve in addition to accruals for litigation expenses related to the Kalamazoo River environmental matter.

In 2014, income from discontinued operations was $10 million, net of tax, primarily related to updates in estimates related to the Fox River reserve partially offset by accruals for litigation expenses related to the Kalamazoo River environmental matter.

In 2013, loss from discontinued operations was $9 million, net of tax, solely related to environmental matters, which was due to changes in estimates related to the Fox River reserve in addition to accruals for litigation expenses related to the Kalamazoo River environmental matter, partially offset by recoveries from insurance carriers.

Revenue and Operating Income by Segment

As described in Note 14, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

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

•
Emerging Industries - We offer maintenance as well as managed and professional services for third-party computer hardware provided to select manufacturers, primarily in the telecommunications industry, who value and leverage our global service capability. Also included in the Emerging Industries segment are solutions designed to enhance the customer experience for the travel industry, such as self-service kiosks, and the small business market, such as an all-in-one point of sale solution. Additionally, we offer installation, maintenance, and managed and professional services.

Each of these segments derives its revenue by selling products and services in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain items (described below) from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The effect of pension expense (benefit) and other significant, non-recurring items on segment operating income have been excluded from the operating income for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 14, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Financial Services Segment

The following table presents the Financial Services revenue and segment operating income for the years ended December 31:

In millions	2015	2014	2013
Revenue	$3,319	$3,561	$3,115
Operating income	$518	$543	$356
Operating income as a percentage of revenue	15.6%	15.2%	11.4%

We completed the acquisition of Digital Insight Corporation (Digital Insight) on January 10, 2014. As a result, the revenue and operating income results for the Financial Services segment in 2014 include the impact of Digital Insight from January 10, 2014 through December 31, 2014. Digital Insight generated $349 million of revenue and $104 million of operating income in the year ended December 31, 2014.

Financial Services revenue decreased 7% in 2015 compared to 2014 and increased 14% in 2014 compared to 2013. Revenue decreased in 2015 compared to 2014 primarily driven by a decline in product sales and services revenue in the EMEA and APJ theaters, partially offset by growth in services revenue in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 8%. Revenue increased in 2014 compared to 2013 primarily driven by growth in product sales and services revenue in the Americas and EMEA theaters and services revenue growth in the APJ theater, and the contribution of the Digital Insight business noted above. The growth was slightly offset by declines in product sales in the APJ theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%.

Operating income was $518 million in 2015, $543 million in 2014 and $356 million in 2013. The decrease in operating income in 2015 compared to 2014 was driven by lower revenue in Russia and China. The increase in operating income in 2014 compared to 2013 was driven by a higher mix of software revenue and the contribution of the Digital Insight business noted above.

Retail Solutions Segment

The following table presents the Retail Solutions revenue and segment operating income for the years ended December 31:

In millions	2015	2014	2013
Revenue	$2,001	$2,008	$2,034
Operating income	$156	$155	$205
Operating income as a percentage of revenue	7.8%	7.7%	10.1%

The Company completed the acquisition of Retalix Ltd. (Retalix) on February 6, 2013. As a result, the revenue and operating income results for the Retail Solutions segment in 2013 include the impact of Retalix from February 6, 2013 through December 31, 2013. Retalix generated revenue of $298 million and $53 million of operating income in the year ended December 31, 2013.

Retail Solutions revenue was essentially flat in 2015 compared to 2014 and decreased 1% in 2014 compared to 2013. Revenue was essentially flat in 2015 compared to 2014 primarily driven by growth in product sales and services revenue in the Americas theater offset by declines in product and services revenue in the EMEA and APJ theaters. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 5%. The decrease in revenue in 2014 compared to 2013 was primarily driven by declines in product sales and services revenue in the Americas theater and a decline in product sales in the APJ theater, partially offset by growth in product sales and service revenue in the EMEA theater and growth in services revenue in the APJ theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $156 million in 2015, $155 million in 2014 and $205 million in 2013.  The slight increase in operating income in 2015 compared to 2014 was primarily driven by a more favorable revenue mix and better expense management. The decrease in the Retail Solutions operating income in 2014 compared to 2013 was primarily driven by redirected information technology spending and delayed customer rollouts.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the years ended December 31:

In millions	2015	2014	2013
Revenue	$686	$659	$626
Operating income	$115	$91	$100
Operating income as a percentage of revenue	16.8%	13.8%	16.0%

Hospitality revenue increased 4% in 2015 compared to 2014 and increased 5% in 2014 compared to 2013. The increase in revenue in 2015 compared to 2014 was largely due to growth in services revenue in the Americas theater partially offset by a decline in product sales in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 3%. The increase in revenue in 2014 compared to 2013 was due to growth in services revenue in all theaters and growth in product sales in the EMEA theater partially offset by a decline in product sales in the Americas theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income for Hospitality was $115 million in 2015, $91 million in 2014, and $100 million in 2013. The increase in operating income in 2015 compared to 2014 was driven by a higher mix of software-related revenue, including cloud and professional services revenue. The decrease in the Hospitality operating income in 2014 compared to 2013 was driven by an unfavorable mix of revenue, with a large software transaction in 2013.

Emerging Industries Segment

The following table presents the Emerging Industries revenue and segment operating income for the years ended December 31:

In millions	2015	2014	2013
Revenue	$367	$363	$348
Operating income	$41	$31	$56
Operating income as a percentage of revenue	11.2%	8.5%	16.1%

Emerging Industries revenue increased 1% in 2015 compared to 2014 and increased 4% in 2014 compared to 2013. The increase in revenue in 2015 compared to 2014 was driven by higher services revenue in the Americas and APJ theaters and higher product sales in the APJ theater, offset by a decline in services revenue in the EMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 8%. The increase in revenue in 2014 compared to 2013 was driven by higher services revenue in all theaters partially offset by a decline in product sales in the EMEA theater. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 1%.

Operating income was $41 million in 2015, $31 million in 2014, and $56 million in 2013. The increase in the Emerging Industries operating income in 2015 compared to 2014 was due to higher services margins. The decrease in the Emerging Industries operating income in 2014 compared to 2013 was due to costs associated with managed services contracts and continued investment in the small business market.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2015, cash provided by operating activities was $681 million and in the year ended December 31, 2014, cash provided by operating activities was $524 million.

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

In millions	2015	2014	2013
Net cash provided by operating activities	$681	$524	$281
Expenditures for property, plant and equipment	(79)	(118)	(116)
Additions to capitalized software	(150)	(140)	(110)
Net cash used in discontinued operations	(43)	(1)	(52)
Pension discretionary contributions and settlements	—	48	204
Free cash flow (non-GAAP)	$409	$313	$207

In 2015, net cash provided by operating activities increased $157 million, net cash used in discontinued operations increased $42 million, and there were no pension discretionary contributions and settlements in 2015 compared to $48 million in 2014, all of which contributed to a net increase in free cash flow of $96 million in comparison to 2014. Additionally, capital expenditures decreased $39 million and capitalized software additions increased $10 million due to continued investment in software solution enhancements. The cash used in discontinued operations in 2015 was higher than 2014 primarily due to a reduction in recoveries related to the Fox River environmental matter.

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

Our financing activities primarily include proceeds from the issuance of preferred stock, employee stock plans, borrowings on term credit facilities and the issuance of unsecured notes, as well as payments made for share repurchases, repayments of term credit facilities and tax withholding on behalf of employees. During the year ended December 31, 2015, we issued and sold shares of the Series A Convertible Preferred Stock for $820 million less $26 million of issuance costs and completed a share repurchase by modified "Dutch auction" tender offer for $1 billion plus $5 million of issuance costs. During the years ended December 31, 2015, 2014 and 2013, proceeds from employee stock plans were $15 million, $13 million and $57 million, respectively. During the years ended December 31, 2015, 2014 and 2013, payments made for tax withholding on behalf of employees totaled $16 million, $28 million and $30 million, respectively.

Long Term Borrowings Our senior secured credit facility consisted of a term loan facility and a revolving credit facility. As of December 31, 2015, the term loan facility had an aggregate principal amount outstanding of $956 million. The revolving credit facility had an aggregate principal amount of  $850 million, of which $100 million was outstanding as of December 31, 2015. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2015, there were $28 million in outstanding letters of credit. As of December 31, 2014, the outstanding principal balances of the term loan facility and revolving facility was $1.33 billion and zero, respectively.

As of December 31, 2015 and 2014, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

In November 2014, we entered into a revolving trade receivables securitization facility, which provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2015, the Company had no outstanding balance under the facility.

See Note 7, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $71 million in 2016. See Note 10, “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Restructuring Program In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven omni-channel industry. Refer to Note 3, "Restructuring Plan," of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our restructuring plan. As a result of the restructuring plan, the Company recorded a total charge of $74 million and $161 million in the years ended December 31, 2015 and 2014, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million beginning in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million.

The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, dividends will be payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. As of December 31, 2015, the Company had accrued dividends of $4 million. There were no cash dividends declared in the year ended December 31, 2015.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.33 shares of common stock per share of Series A Convertible Preferred Stock. The conversion rate is subject to customary anti-dilution and other adjustments. As of December 31, 2015, the maximum number of common shares that could be required to be issued if converted is 27.4 million shares, which represents approximately 17% of our outstanding common stock as of December 31, 2015 on an as-converted basis.

On any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of March 16, 2024, holders of Series A Convertible Preferred Stock have the right to require the Company to repurchase all or any portion of the Series A Convertible Preferred Stock at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. Additionally, upon certain change of control events involving the Company, holders of Series A Convertible Preferred Stock can require the Company to repurchase, subject to certain exceptions, all or any portion of the Series A Convertible Preferred Stock and the Company has the right to redeem the Series A Convertible Preferred Stock.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $317 million and $458 million at December 31, 2015 and 2014, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of December 31, 2015, our cash and cash equivalents totaled $328 million and our total debt was $3.25 billion. Our borrowing capacity under our senior secured credit facility was $722 million and under our trade receivables securitization facility was $200 million at December 31, 2015. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this 2015 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

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

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2015 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2016	2017 - 2018	2019 - 2020	2021 & Thereafter	All Other
Debt obligations	$3,286	$13	$1,065	$906	$1,302	$—
Interest on debt obligations	925	156	287	247	235	—
Estimated environmental liability payments	60	41	—	—	19	—
Lease obligations	558	97	133	78	250	—
Purchase obligations	1,104	1,010	94	—	—	—
Uncertain tax positions	167	—	—	—	—	167
Total obligations	$6,100	$1,317	$1,579	$1,231	$1,806	$167

As of December 31, 2015, we had short and long-term debt totaling $3.25 billion, which includes debt issuance costs as a direct reduction from the carrying amount of debt.

For purposes of this table, we used interest rates as of December 31, 2015 to estimate the future interest on debt obligations outstanding as of December 31, 2015 and have assumed no voluntary prepayments of existing debt. See Note 7, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 12, "Derivatives and Hedging Instruments," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our interest rate swap.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are our expected payments, net of the payment obligations of its co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 11, "Commitments and Contingencies," included in Item 8 of Part II of this Report.

Our lease obligations are primarily for certain sales and manufacturing facilities in various domestic and international locations as well as leases related to equipment and vehicles. Our lease obligations also include amounts owed for our future world headquarters in Atlanta. Due to the early stages of construction, we have included assumptions regarding the total project cost and lease commencement. Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts. Included in the amounts are committed payments in relation to the long-term service agreement with Accenture under which NCR’s transaction processing activities and functions are performed.

We have a $167 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 8, "Income Taxes," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 10, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plan is an underfunded position of $429 million as of December 31, 2015 compared to an underfunded position of $387 million as of December 31, 2014. The decline in our funded status is primarily attributable to lower than expected return on U.S. pension assets, partially offset by an increase in the discount rate. Our international retirement plans were in an underfunded status of $150 million as of December 31, 2015, as compared to an overfunded status of $219 million as of December 31, 2014. The change in funded status was primarily related to the completion of the transfer of our UK London pension plan to an insurer, which resulted in a settlement loss of $427 million. Contributions to international pension plans are expected to be approximately $35 million in 2016.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

At December 31, 2015, the maximum consolidated leverage ratio under the senior secured credit facility was 4.35 to 1.00.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

See Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with our business activities.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the Exchange Act), we note that, during the period January 1, 2015 through December 31, 2015, the Company's branch in Syria maintained a bank account and guarantees at the Commercial Bank of Syria (CBS), which was designated as a Specially Designated National pursuant to Executive Order 13382 (EO 13382) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of December 31, 2015 was approximately $3,455.  The bank account did not generate interest from January 1, 2015 through December 31, 2015, and the guarantees did not generate any revenue or profits for the Company.  Pursuant to a license granted to the Company by OFAC on January 3, 2013 and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its operations in Syria.  The Company’s current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew these licenses, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting policies are those that require assumptions to be made about matters that are highly uncertain. Different estimates could have a material impact on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Our management continually reviews these assumptions, estimates and judgments to ensure that our financial statements are presented fairly and are materially correct.

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

Consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance and software-related professional services. We use TPE to establish selling prices for our installation and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is used for hardware maintenance and elements such as products that are not consistently priced within a narrow range. . The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

For certain of NCR’s long-term contracts, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenue and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

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

The allowance for doubtful accounts was $47 million as of December 31, 2015, $19 million as of December 31, 2014, and $18 million as of December 31, 2013. These allowances represent, as a percentage of gross receivables, 3.6% in 2015, 1.3% in 2014, and 1.3% in 2013.

Given our experience, the reserves for potential losses are considered adequate, but if one or more of our larger customers were to default on its obligations, we could be exposed to potentially significant losses in excess of the provisions established. We continually evaluate our reserves for doubtful accounts and economic deterioration could lead to the need to increase our allowances.

Inventory Valuation Inventories are stated at the lower of cost or net realizable value, using the average cost method. Each quarter, we reassess raw materials, work-in-process, parts and finished equipment inventory costs to identify purchase or usage variances from standards, and valuation adjustments are made. Additionally, to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory, inventory values are reduced based on forecasted usage, orders, technological obsolescence and inventory aging. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current net realizable value of inventory and adjust for any inventory exposure due to age or excess of cost over net realizable value.

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

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty typically extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is also recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. We defer the fair value of this revenue and recognize revenue over the life of the extended warranty period. Refer to Note 1, "Description of Business and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $41 million in 2015, $37 million in 2014, and $39 million in 2013. Warranty costs as a percentage of total product revenue was 1.5% in 2015, 1.3% in 2014, and 1.3% in 2013. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair value of the reporting unit is estimated primarily using the income approach, which incorporates the use of discounted cash flow (DCF) analyses. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Most of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment and postretirement expense impacts all of our segments. Pension expense is excluded from our segment results as it is not included in the evaluation of segment performance. See Note 14, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2015 expense were discount rates of 4.0% for our U.S. pension plan and 3.1% for our postretirement plan, and an expected return on assets assumption of 4.0% for our U.S. pension plan in 2015. The U.S. plan represented 65% of the pension obligation and 100% of the postretirement medical plan obligation as of December 31, 2015. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2015 ongoing pension expense by approximately $3 million and would have had an immaterial impact on 2015 postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2015 ongoing pension expense by approximately $5 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. We intend to use discount rates of 4.3% and 3.3% in determining the 2016 U.S. pension and postretirement expense, respectively, and an expected rate of return on assets assumption of 4.3% for the U.S. pension plan.

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

The most significant assumption used in developing our 2016 postemployment plan expense is the assumed rate of involuntary turnover of 4.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2015 expense by approximately $1 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding would be material and is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of such a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue the amount at the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) with respect to a particular insurance settlement described in Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin.

As described below and in Note 11, "Commitments and Contingencies," while substantial progress has been made in the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the extent to which clean-up and other costs will be allocated among NCR and other PRPs in the allocation litigation; and the solvency and willingness to pay of other PRPs, co-obligors or indemnitors.

Our net reserve for the Fox River matter as of December 31, 2015 was approximately $26 million as further discussed in Note 11, "Commitments and Contingencies." The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

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
We had valuation allowances of $346 million as of December 31, 2015 and $294 million as of December 31, 2014, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2015, our net deferred tax assets in the U.S. totaled approximately $456 million. For the three year period ended December 31, 2015, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator of our ability to realize the benefits of those assets. We evaluated the realizability of the U.S. deferred tax assets by weighing positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2015, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $2.4 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely unless it is determined that future repatriation would give rise to little or no net tax costs.
Refer to Note 8, "Income Taxes," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

In addition, we have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of a multi-year performance period, and the service requirement is fulfilled. The number of shares that will be earned can vary based on actual performance. No shares will vest if the objectives are not met, and in the event the objectives are exceeded, additional shares will vest up to a maximum amount. The cost of these awards is expensed over the service period based upon management’s estimates of achievement against the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $6 million as of December 31, 2015 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was significantly stronger in 2015 compared to 2014 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 6% on 2015 revenue versus 2014 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. As of December 31, 2015, approximately 79% of our borrowings were effectively on a fixed rate basis, and the net fair value of the interest rate swap was a liability of $3 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $2 million as of December 31, 2015. The increase in pre-tax interest expense from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $9 million in 2015.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2015, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Notes 1 and 8 to the consolidated financial statements, NCR Corporation changed the classification and presentation of deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2016

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2015	2014	2013
Product revenue	$2,711	$2,892	$2,912
Service revenue	3,662	3,699	3,211
Total revenue	6,373	6,591	6,123
Cost of products	2,072	2,153	2,152
Cost of services	2,832	2,706	2,231
Selling, general and administrative expenses	1,042	1,012	871
Research and development expenses	230	263	203
Restructuring-related charges	62	104	—
Total operating expenses	6,238	6,238	5,457
Income from operations	135	353	666
Interest expense	(173)	(181)	(103)
Other (expense), net	(57)	(35)	(9)
(Loss) income from continuing operations before income taxes	(95)	137	554
Income tax expense (benefit)	55	(48)	98
(Loss) income from continuing operations	(150)	185	456
(Loss) income from discontinued operations, net of tax	(24)	10	(9)
Net (loss) income	(174)	195	447
Net income attributable to noncontrolling interests	4	4	4
Net (loss) income attributable to NCR	$(178)	$191	$443
Amounts attributable to NCR common stockholders:
(Loss) income from continuing operations	$(154)	$181	$452
Series A convertible preferred stock dividends	(4)	—	—
(Loss) income from continuing operations attributable to NCR common stockholders	(158)	181	452
(Loss) income from discontinued operations, net of tax	(24)	10	(9)
Net (loss) income attributable to NCR common stockholders	$(182)	$191	$443
(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(0.94)	$1.08	$2.73
Diluted	$(0.94)	$1.06	$2.67
Net (loss) income per common share
Basic	$(1.09)	$1.14	$2.68
Diluted	$(1.09)	$1.12	$2.62
Weighted average common shares outstanding
Basic	167.6	167.9	165.4
Diluted	167.6	171.2	169.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2015	2014	2013
Net (loss) income	$(174)	$195	$447
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(50)	(76)	(53)
Derivatives
Unrealized gain (loss) on derivatives	10	(1)	2
(Gains) losses on derivatives arising during the period	(7)	4	6
Less income tax expense	(1)	(1)	(3)
Securities
Unrealized gain on securities	—	—	3
Gains on securities arising during the period	—	(4)	—
Less income tax benefit (expense)	—	1	(1)
Employee benefit plans
Prior service benefit (cost)	9	(16)	(5)
Amortization of prior service benefit	(21)	(20)	(30)
Net gain arising during the period	43	8	82
Amortization of actuarial loss	2	—	8
Less income tax (expense) benefit	(2)	4	(17)
Other comprehensive loss	(17)	(101)	(8)
Total comprehensive (loss) income	(191)	94	439
Less comprehensive income attributable to noncontrolling interests:
Net income	4	4	4
Currency translation adjustments	(3)	(3)	(7)
Amounts attributable to noncontrolling interests	1	1	(3)
Comprehensive (loss) income attributable to NCR common stockholders	$(192)	$93	$442

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$328	511
Accounts receivable, net	1,251	1,404
Inventories	643	669
Other current assets	327	504
Total current assets	2,549	3,088
Property, plant and equipment, net	322	396
Goodwill	2,733	2,760
Intangibles, net	798	926
Prepaid pension cost	130	551
Deferred income taxes	582	349
Other assets	521	496
Total assets	$7,635	8,566
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$13	187
Accounts payable	657	712
Payroll and benefits liabilities	189	196
Deferred service revenue and customer deposits	476	494
Other current liabilities	446	481
Total current liabilities	1,781	2,070
Long-term debt	3,239	3,431
Pension and indemnity plan liabilities	696	705
Postretirement and postemployment benefits liabilities	133	170
Income tax accruals	167	181
Other liabilities	79	111
Total liabilities	6,095	6,668
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interest	16	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of December 31, 2015; no shares authorized or issued as of December 31, 2014; redemption amount and liquidation preference of $824 and $0 as of December 31, 2015 and December 31, 2014, respectively	798	—
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 133.0 and 168.6 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1	2
Paid-in capital	—	442
Retained earnings	869	1,563
Accumulated other comprehensive loss	(150)	(136)
Total NCR stockholders’ equity	720	1,871
Noncontrolling interests in subsidiaries	6	12
Total stockholders’ equity	726	1,883
Total liabilities and stockholders’ equity	7,635	8,566
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2015	2014	2013
Operating activities
Net (loss) income	$(174)	$195	$447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	24	(10)	9
Depreciation and amortization	308	284	208
Stock-based compensation expense	42	31	41
Deferred income taxes	24	(125)	3
Gain on sale of property, plant and equipment and other assets	(2)	(5)	(14)
Impairment of long-lived and other assets	63	16	—
Changes in assets and liabilities:
Receivables	28	(104)	(136)
Inventories	(46)	77	10
Current payables and accrued expenses	8	70	21
Deferred service revenue and customer deposits	19	1	36
Employee benefit plans	384	105	(397)
Other assets and liabilities	3	(11)	53
Net cash provided by operating activities	681	524	281
Investing activities
Expenditures for property, plant and equipment	(79)	(118)	(116)
Proceeds from sales of property, plant and equipment	19	1	10
Additions to capitalized software	(150)	(140)	(110)
Business acquisitions, net	—	(1,647)	(780)
Changes in restricted cash	—	1,114	(1,114)
Other investing activities, net	1	2	5
Net cash used in investing activities	(209)	(788)	(2,105)
Financing activities
Short term borrowings, net	8	—	(1)
Payments on term credit facilities	(383)	(37)	(35)
Borrowings on term credit facilities	—	250	329
Payments on revolving credit facilities	(1,694)	(1,050)	(1,009)
Borrowings on revolving credit facilities	1,698	1,146	1,009
Proceeds from bond offerings	—	—	1,100
Debt issuance costs	—	(5)	(36)
Series A convertible preferred stock issuance, net of issuance costs of $26 million	794	—	—
Tender offer, including costs of $5 million	(1,005)	—	—
Tax withholding payments on behalf of employees	(16)	(28)	(30)
Proceeds from employee stock plans	15	13	57
Purchase of noncontrolling interest	—	—	(24)
Other financing activities	—	(5)	(3)
Net cash (used in) provided by financing activities	(583)	284	1,357
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(43)	(1)	(52)
Effect of exchange rate changes on cash and cash equivalents	(29)	(36)	(22)
Decrease in cash and cash equivalents	(183)	(17)	(541)
Cash and cash equivalents at beginning of period	$511	$528	$1,069
Cash and cash equivalents at end of period	$328	$511	$528

Supplemental data
Cash paid during the year for:
Income taxes	$60	$75	$70
Interest	$163	$170	$71
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2012	163	$2	$358	$929	$(37)	$30	$1,282
Comprehensive income (loss):
Net income (loss)	—	—	—	443	—	3	446
Other comprehensive (loss) income	—	—	—	—	(1)	(5)	(6)
Total comprehensive (loss) income	—	—	—	443	(1)	(2)	440
Employee stock purchase and stock compensation plans	4	—	83	—	—	—	83
Purchase of non-controlling shares from minority interest	—	—	(8)	—	—	(20)	(28)
Acquisition of noncontrolling interests	—	—	—	—	—	9	9
Dividend distribution to minority shareholder	—	—	—	—	—	(3)	(3)
December 31, 2013	167	$2	$433	$1,372	$(38)	$14	$1,783
Comprehensive income (loss):
Net income (loss)	—	—	—	191	—	1	192
Other comprehensive (loss) income	—	—	—	—	(98)	(1)	(99)
Total comprehensive income (loss)	—	—	—	191	(98)	—	93
Employee stock purchase and stock compensation plans	2	—	9	—	—	—	9
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
December 31, 2014	169	$2	$442	$1,563	$(136)	$12	$1,883
Comprehensive income (loss):
Net income (loss)	—	—	—	(178)	—	2	(176)
Other comprehensive (loss) income	—	—	—	—	(14)	(2)	(16)
Total comprehensive income (loss)	—	—	—	(178)	(14)	—	(192)
Employee stock purchase and stock compensation plans	1	—	50	—	—	—	50
Repurchase of Company common stock	(37)	(1)	(492)	(512)	—	—	(1,005)
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Sale of noncontrolling interest	—	—	—	—	—	(6)	(6)
December 31, 2015	133	$1	$—	$869	$(150)	$6	$726

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Corporation (NCR or the Company, also referred to as “we,” “us” or “our”) and its subsidiaries provide innovative products and services that are designed to enable NCR’s customers to connect, interact and transact with their customers and enhance their customer relationships by addressing consumer demand for convenience, value and individual service. NCR’s portfolio of self-service and assisted-service solutions serve a range of customers in the financial services, retail, hospitality, travel and telecommunications and technology industries and include software and hardware solutions for automated teller machines (ATMs) and bank branches, retail and hospitality point of sale applications and devices, and self-service kiosks and software applications that can be used by consumers to enable them to interact with businesses from their computer or mobile device. NCR complements these product solutions by offering a complete portfolio of services to support both NCR and third party solutions. NCR also resells third party networking products and provides related service offerings in the telecommunications and technology sector.

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

On January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis. In accordance with accounting principles generally accepted in the United States of America (GAAP), the Company expects to report its results for product segments beginning in the first quarter of 2016. The new model is intended to drive improved execution on our software-driven business model, while allowing other revenue streams to contribute and add value towards our end-to-end solutions.

On January 6, 2016, NCR announced the signing of a definitive agreement under which Atlas Holdings LLC has agreed to acquire the assets of NCR's Interactive Printer Solutions (IPS) business. The transaction has been approved by the NCR Board of Directors and is expected to close in 2016, subject to satisfaction of various customary closing conditions.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

Out of Period Adjustments During the third quarter of 2014, the Company recorded $5 million in income tax expense related to an error in the calculation of foreign income taxable in the U.S. for 2013. The Company determined the impact of this error was not material to the previously filed annual or interim financial statements and the effect of correcting this error was not material to the 2014 annual or interim financial statements.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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
Consideration is allocated to each unit of accounting based on the units' relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance and software-related professional services. We use TPE to establish selling prices for our installation and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is used for hardware maintenance and elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

For certain of NCR’s long-term contracts, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenue and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2015, 2014, and 2013, the revenue recognized from bill and hold transactions approximated less than 1% of total revenue.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. The Company’s outstanding stock-based compensation awards are classified as equity. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. See Note 9 "Stock Compensation Plans" for further information on NCR’s stock-based compensation plans.

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

As of December 31, 2014, future income tax benefits and payables are presented as current and non-current. As of December 31, 2015, NCR has classified all deferred taxes as non-current based on an early adoption of Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, applied prospectively. For both periods, future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheets.

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

Earnings Per Share Basic earnings per share (EPS) is calculated by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, and stock options. The Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents and therefore do not qualify as participating securities. See Note 9, "Stock Compensation Plans," for share information on NCR’s stock compensation plans.

The components of basic and diluted earnings per share attributable to NCR common stockholders are as follows for the years ended December 31:

In millions, except per share amounts	2015	2014	2013
(Loss) income from continuing operations	$(154)	$181	$452
(Loss) income from discontinued operations, net of tax	(24)	10	(9)
Net (loss) income attributable to NCR	(178)	191	443
Dividends on convertible preferred stock	(4)	—	—
Net (loss) income attributable to NCR common stockholders	$(182)	$191	$443
Weighted average outstanding shares of common stock:
Basic weighted average number of shares outstanding	167.6	167.9	165.4
Dilutive effect of employee stock options and restricted stock units	—	3.3	3.9
Diluted weighted average number of shares outstanding	167.6	171.2	169.3
Basic (loss) earnings per share:
From continuing operations	$(0.94)	$1.08	$2.73
From discontinued operations	(0.15)	0.06	(0.05)
Total basic (loss) earnings per share	$(1.09)	$1.14	$2.68
Diluted (loss) earnings per share:
From continuing operations	$(0.94)	$1.06	$2.67
From discontinued operations	(0.15)	0.06	(0.05)
Total diluted (loss) earnings per share	$(1.09)	$1.12	$2.62

For 2015, it is more dilutive to assume the Series A Convertible Preferred Stock is not converted to common stock and therefore weighted average outstanding shares of common stock are not adjusted by the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. If the as-if converted Series A Convertible Preferred Stock had been dilutive, approximately 2.0 million additional shares would have been included in the diluted weighted average number of shares outstanding for the year ended December 31, 2015.

For 2015, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the year ended December 31, 2015, the fully diluted shares would have been 172.2 million million shares.

For 2014 and 2013 there were no anti-dilutive awards.

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

Inventories Inventories are stated at the lower of cost or net realizable value, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Service parts are included in inventories and include reworkable and non-reworkable service parts. The Company regularly reviews inventory quantities on hand, future purchase commitments with suppliers and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis. Excess and obsolete write-offs are established based on forecasted usage, orders, technological obsolescence and inventory aging.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within other assets and are amortized on a sum-of-the-years' digits or straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. NCR performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

The following table identifies the activity relating to total capitalized software:

In millions	2015	2014	2013
Beginning balance as of January 1	$257	$193	$142
Capitalization	150	140	110
Amortization	(80)	(69)	(59)
Impairment	(16)	(7)	—
Ending balance as of December 31	$311	$257	$193

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

During the fourth quarter of each year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed. As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. Refer to Note 6, "Goodwill and Other Long-Lived Assets" in the Notes to the Consolidated Financial Statements for further discussion on the assessment.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $91 million, $83 million, and $68 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 6, "Goodwill and Other Long-Lived Assets" in the Notes to the Consolidated Financial Statements for further discussion.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 11, "Commitments and Contingencies," and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2015 cannot currently be reasonably determined or are not currently considered probable.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenue and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Where the U.S. Dollar is the functional currency, remeasurement adjustments are recorded in other (expense), net.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Redeemable Noncontrolling Interests In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus). In the event NCR Manaus does not meet a defined financial performance goal during the five year period ending in 2016, Scopus may elect to put its noncontrolling interest to us for its then-current fair value. Additionally, subsequent to October 4, 2016, Scopus may elect to sell its shares in NCR Manaus at the then-current fair value to a third party that is not a competitor of NCR. If Scopus is unable to locate a buyer after the first six months, Scopus may put its noncontrolling interest to us for its then-current fair value.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in NCR Manaus to Scopus, we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5 year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized $59 million, $87 million and $124 million in revenue related to Bradesco for the years ended December 31, 2015, 2014 and 2013, respectively, and we had $11 million and $15 million in receivables outstanding from Bradesco as of December 31, 2015 and 2014.

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

In August 2014, the FASB issued new guidance related to disclosures relating to going concern, including management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures when conditions or events raise substantial doubt about an entity's ability to continue as a going concern. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance on December 31, 2015 did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of a deferred charge asset. In August 2015, given the absence of authoritative guidance within the new guidance for debt issuance costs related to line-of-credit arrangements, the FASB indicated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standard, including the August 2015 update, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Long-term debt and other assets as of December 31, 2015 and 2014 were adjusted by approximately $34 million and $41 million, respectively, as a result of the adoption of this guidance on December 31, 2015.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In April 2015, the FASB issued new guidance related to accounting for the fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If considered a software license, the arrangement should be accounted for as an acquisition of a software license. If not considered a software license, the arrangement should be accounted for as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The impact of adopting this guidance on December 31, 2015 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The impact of adopting this guidance on December 31, 2015 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued new guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separately classifying deferred taxes into current and noncurrent amounts. The standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Prospective adoption of the guidance on December 31, 2015 resulted in deferred income taxes of $582 million in noncurrent assets within the Consolidated Balance Sheet as of December 31, 2015, as compared to $264 million in current assets and $349 million in deferred income taxes in noncurrent assets within the Consolidated Balance Sheet as of December 31, 2014.

Issued

In May 2014, the FASB issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

2. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. As of December 31, 2015, the Company had accrued dividends of $4 million associated with the Series A Convertible Preferred Stock. There were no cash dividends declared in the year ended December 31, 2015.

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. Dividends are paid in-kind, through the issuance of additional shares of Series A

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Convertible Preferred Stock, for the first sixteen dividend payment dates, after which dividends will be payable in cash or in-kind at the option of the Company.

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.33 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2015, the maximum number of common shares that could be required to be issued if converted is 27.4 million shares. The conversion rate is subject to the following customary anti-dilution and other adjustments:

•	the issuance of common stock as a dividend or the subdivision, combination, or reclassification of common stock into a greater or lesser number of shares of common stock;

•
the dividend, distribution or other issuance of rights, options or warrants to holders of Common Stock entitling them to subscribe for or purchase shares of common stock at a price per share that is less than the volume-weighted average price per share of common stock;

•
the completion of a tender offer or exchange offer of shares of common stock at a premium to the volume-weighted average price per share of common stock and certain other above-market purchases of common stock;

•
the issuance of a dividend or similar distribution in-kind, which can include shares of any class of capital stock, evidences of the Company's indebtedness, assets or other property or securities, to holders of common stock;

•
a transaction in which a subsidiary of the Company ceases to be a subsidiary of the Company as a result of the distribution of the equity interests of the subsidiary to the holders of the Company’s common stock; and

•	the payment of a cash dividend to the holders of common stock.

At any time after December 4, 2018, all outstanding shares of Series A Convertible Preferred Stock are convertible at the option of the Company if the volume-weighted average price of the common stock exceeds $54.00 for at least 30 trading days in any period of 45 consecutive trading days. The $54.00 may be adjusted pursuant to the anti-dilution provisions above.

The Series A Convertible Preferred Stock, and the associated dividends for the first sixteen payments, did not generate a beneficial conversion feature (BCF) upon issuance as the fair value of the Company's common stock was greater than the conversion price. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared subsequent to the sixteenth dividend. If a BCF is recognized, a reduction to retained earnings and the Series A Convertible Preferred Stock will be recorded, and then subsequently accreted through the first redemption date.

Additionally, the Company determined that the nature of the Series A Convertible Preferred Stock was more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Series A Convertible Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.

Redemption Rights On any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of March 16, 2024, holders of Series A Convertible Preferred Stock have the right to require the Company to repurchase all or any portion of the Series A Convertible Preferred Stock at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. Upon certain change of control events involving the Company, holders of Series A Convertible Preferred Stock can require the Company to repurchase, subject to certain exceptions, all or any portion of the Series A Convertible Preferred Stock at the greater of (1) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends and (2) the consideration the holders would have received if they had converted their shares of Series A Preferred Convertible Stock into common stock immediately prior to the change of control event.

The Company has the right, upon certain change of control events involving the Company, to redeem the Series A Convertible Preferred Stock at the greater of (1) an amount in cash equal to the sum of the liquidation preference of the Series A Convertible Preferred Stock, all accrued but unpaid dividends and the present value, discounted at a rate of 10%, of any remaining scheduled dividends through the fifth anniversary of the first dividend payment date, assuming the Company chose to pay such dividends in cash (the "make-whole provision") and (2) the consideration the holders would have received if they had converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the change of control event.

Since the redemption of the Series A Convertible Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Series A Convertible Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Liabilities from Equity. As the Series A Convertible Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A Convertible Preferred Stock in mezzanine equity on the Consolidated Balance Sheets.

As noted above, the Company determined that the nature of the Series A Convertible Preferred Stock was more akin to an equity instrument. However, the Company determined that the economic characteristics and risks of the embedded put options, call option and make-whole provision were not clearly and closely related to the Series A Convertible Preferred Stock. Therefore, the Company assessed the put and call options options further, and determined they did not meet the definition of a derivative under ASC 815, Derivatives and Hedging. Under the same analysis, the Company determined the make-whole provision did meet the definition of a derivative, but that the value of the derivative was minimal due to the expectations surrounding the scenarios under which the call option and make-whole provision would be exercised.

Voting Rights Holders of Series A Convertible Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a separate class vote with respect to certain designees for election to the Company's Board of Directors, amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock and issuances by the Company of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

Registration Rights Holders of Series A Convertible Preferred Stock have certain customary registration rights with respect to the Series A Convertible Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement.

3. RESTRUCTURING PLAN

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven omni-channel industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution.

As a result of the restructuring plan, the Company recorded total charges of $74 million and $161 million in the years ended December 31, 2015 and 2014, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million beginning in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Charges related to the restructuring plan for the years ended December 31, 2015 and 2014 were:

	For the twelve months ended December 31
In millions	2015	2014
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$1	$73
ASC 420 charges included in restructuring-related charges	19	13
Inventory-related charges
Charges included in cost of products	5	9
Charges included in cost of services	7	47
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	16	7
Impairment of long-lived assets included in restructuring-related charges	13	6
Other than temporary impairment of an investment included in other (expense), net	—	3
Other exit costs
Other exit costs included in restructuring-related charges	13	5
Net income attributable to noncontrolling interests
Charges included in net income attributable to noncontrolling interests	—	(2)
Total restructuring-related charges	$74	$161

In the year ended December 31, 2015, asset-related charges include the write-off of certain capitalized software for projects that have been abandoned as well as an impairment of long-lived assets that are no longer considered strategic and were sold. In the year ended December 31, 2014, asset-related charges include the write-off of certain internal and external use capitalized software for projects where the Company has redirected resources to higher growth opportunities and abandoned certain projects. Additionally, the charges include an other than temporary impairment for an investment that was no longer considered strategic. See Note 13, “Fair Value of Assets and Liabilities,” for additional information.

The results by segment, as disclosed in Note 14, "Segment Information and Concentrations," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of December 31, 2015 and 2014, which are included in the Consolidated Balance Sheet in other current liabilities.

In millions	2015	2014
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$60	$—
Cost recognized during the period	38	91
Change in estimated payments under ASC 712	(5)	—
Utilization	(71)	(29)
Foreign currency translation adjustments	(2)	(2)
Ending balance as of December 31	$20	$60

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

4. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other (expense), net are summarized as follows for the years ended December 31:

In millions	2015	2014	2013
Other (expense), net
Interest income	$5	$6	$6
Foreign currency fluctuations and foreign exchange contracts	(21)	(32)	(13)
Impairment of an investment	—	(3)	—
Impairment on pending divestiture of the Interactive Printer Solutions business	(34)	—	—
Gain on sale of available for sale securities	—	4	—
Other, net	(7)	(10)	(2)
Total other (expense), net	$(57)	$(35)	$(9)
The components of accounts receivable are summarized as follows:

In millions	December 31, 2015	December 31, 2014
Accounts receivable
Trade	$1,259	$1,382
Other	39	41
Accounts receivable, gross	1,298	1,423
Less: allowance for doubtful accounts	(47)	(19)
Total accounts receivable, net	$1,251	$1,404
The components of inventory are summarized as follows:

In millions	December 31, 2015	December 31, 2014
Inventories
Work in process and raw materials	$137	$132
Finished goods	129	148
Service parts	377	389
Total inventories	$643	$669
The components of other current assets are summarized as follows:

In millions	December 31, 2015	December 31, 2014
Other current assets
Current deferred tax assets (refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”)	$—	$264
Held for sale assets	89	—
Other	238	240
Total other current assets	$327	$504

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2015	December 31, 2014
Property, plant and equipment
Land and improvements	$7	$32
Buildings and improvements	196	230
Machinery and other equipment	597	715
Property, plant and equipment, gross	800	977
Less: accumulated depreciation	(478)	(581)
Total property, plant and equipment, net	$322	$396

5. BUSINESS COMBINATIONS AND DIVESTITURES

2015 Pending Divestiture

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. The assessment resulted in charges to reduce the carrying values of goodwill and property, plant and equipment, net by $16 million and $18 million, respectively, for a total charge of $34 million recorded in other (expense), net in the Consolidated Statements of Operations. The remaining assets and liabilities of $89 million and $39 million, respectively, were classified as held for sale as of December 31, 2015 and are included in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheets. The transaction is anticipated to be completed within fiscal 2016. Refer to Note 6, "Goodwill and Other Long-Lived Assets" for additional discussion.

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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Digital Insight was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair market values as of the date of the acquisition as set forth below. This allocation was final as of December 31, 2014.

The allocation of the purchase price for Digital Insight was as follows:

In millions	Fair Value
Tangible assets acquired	$73
Acquired intangible assets other than goodwill	559
Acquired goodwill	1,243
Deferred tax liabilities	(190)
Liabilities assumed	(37)
Total purchase consideration	$1,648

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the revenue synergies expected from combining the operations of NCR and Digital Insight. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Financial Services segment. Refer to Note 6, "Goodwill and Other Long-Lived Assets" for the carrying amounts of goodwill by segment.

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

The Company has incurred a total of $15 million of transaction expenses relating to the acquisition, of which $8 million and $7 million is included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the years ended December 31, 2014 and 2013, respectively. See Note 14, “Segment Information and Concentrations” for additional information regarding revenue and operating income related to Digital Insight for the year ended December 31, 2014.

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

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2013, are as follows:

	For the year ended December 31
In millions	2014	2013
Revenue	$6,599	$6,450
Net income attributable to NCR	$175	$382

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The unaudited pro forma results for the year ended December 31, 2014 include:

•	$8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.
The unaudited pro forma results for the year ended December 31, 2013 include:

•	$15 million, net of tax, in additional amortization expense for acquired intangible assets;

•	$53 million, net of tax, in interest expense from NCR's 5.875% and 6.375% senior unsecured notes and incremental borrowings under NCR's senior secured credit facility, and;

•	$6 million, net of tax, in transaction costs.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists of the margin and cost synergies expected from combining the operations of NCR and Retalix. It is expected that approximately $35 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to the Retail Solutions segment. Refer to Note 6, "Goodwill and Other Long-Lived Assets" for the carrying amounts of goodwill by segment.

The intangible assets acquired in the acquisition include the following:

	Estimated Fair Value	Weighted Average Amortization Period(1)
	(In millions)	(years)
Direct customer relationships	$121	20
Technology - Software	74	5
Trademarks	10	6
Total acquired intangible assets	$205	14

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The Company incurred a total of $9 million of transaction expenses relating to the acquisition, of which $6 million is included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2013. See Note 14, “Segment Information and Concentrations” for additional information regarding revenue and operating income related to Retalix for the year ended December 31, 2013.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Retalix for the year ended December 31, 2013. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2012, are as follows:

For the year ended December 31, 2013
In millions
Revenue	$6,156
Net income attributable to NCR	$447
The unaudited pro forma results for the year ended December 31, 2013 include:

•	$13 million in additional revenue associated with deferred revenue acquired, assuming the deferred revenue was acquired on January 1, 2012,

•	$2 million, net of tax, in additional amortization expense for acquired intangible assets and

•	$5 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.

Acquisition of Alaric Systems Limited On December 2, 2013, the Company acquired all of the outstanding share capital of Alaric Systems Limited (Alaric Systems) in exchange for approximately $84 million, plus related acquisition costs. Alaric Systems is a provider of secure transaction switching and fraud prevention software. Goodwill recognized related to this acquisition was $55 million, of which it is expected that zero will be deductible for tax purposes. The goodwill and their results from the date of acquisition have been reported within our Financial Services segment. As a result of the Alaric Systems acquisition, NCR recorded $37 million related to identifiable intangible assets consisting primarily of proprietary technology and customer relationships, which have a weighted-average amortization period of 8 years. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

Other Acquisitions During the year ended December 31, 2013, the Company completed five additional acquisitions for aggregate purchase consideration of approximately $38 million, plus related acquisition costs. Approximately $6 million was withheld by the Company as a source of recovery for possible claims under the related acquisition agreements and was paid to the respective sellers pursuant to the terms of such agreements. Goodwill recognized related to these acquisitions was $23 million, of which it is expected that $19 million will be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. As a result of these five additional acquisitions, NCR recorded $14 million related to identifiable intangible assets consisting primarily of customer relationships, which have a weighted-average amortization period of 3 years. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Consolidated Statements of Operations.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

6. GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill

The carrying amounts of goodwill by segment are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	January 1, 2015						December 31, 2015
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$1,493	$—	$1,493	$—	$(4)	$(3)	$1,490	$(4)	$1,486
Retail Solutions	581	(7)	574	—	(1)	—	581	(8)	573
Hospitality	669	—	669	2	(11)	(9)	662	(11)	651
Emerging Industries	24	—	24	—	—	(1)	23	—	23
Total goodwill	$2,767	$(7)	$2,760	$2	$(16)	$(13)	$2,756	$(23)	$2,733

	January 1, 2014						December 31, 2014
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Financial Services	$255	$—	$255	$1,243	$—	$(5)	$1,493	$—	$1,493
Retail Solutions	581	(3)	578	—	(4)	—	581	(7)	574
Hospitality	676	—	676	—	—	(7)	669	—	669
Emerging Industries	25	—	25	—	—	(1)	24	—	24
Total goodwill	$1,537	$(3)	$1,534	$1,243	$(4)	$(13)	$2,767	$(7)	$2,760

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined the goodwill associated with the Financial Services, Retail Solutions, and Hospitality reporting units was impaired. The impairment of $16 million was recorded within other (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2015. Refer to Note 5, "Business Combinations and Divestitures" for further discussion.

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below:

	Amortization Period (in Years)	December 31, 2015		December 31, 2014
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(92)	$660	$(63)
Intellectual property	2 - 8	392	(244)	393	(181)
Customer contracts	8	89	(46)	89	(22)
Tradenames	2 - 10	73	(33)	74	(24)
Total identifiable intangible assets		$1,213	$(415)	$1,216	$(290)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2015	For the years ended December 31 (estimated)
In millions		2016	2017	2018	2019	2020
Amortization expense	$125	$125	$116	$85	$75	$57

7. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	December 31, 2015		December 31, 2014
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$—		$85	2.91%
Trade Receivables Securitization Facility	—		96	0.83%
Other (2)	13	6.34%	6	7.31%
Total short-term borrowings	$13		$187
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility due 2018 (1)	$956	2.95%	$1,246	2.91%
Revolving credit facility due 2018 (1)	100	2.61%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred Financing Fees (2)	(34)		(41)
Other (3)	17	7.16%	26	7.23%
Total long-term debt	$3,239		$3,431

(1)
Interest rates are weighted average interest rates as of December 31, 2015 and 2014 related to the Senior Secured Credit Facility, which incorporate the impact of the interest rate swap agreement described in Note 12, "Derivatives and Hedging Instruments."

(2)
In 2015, we adopted ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs previously reported as a deferred charge within other assets to be presented as a direct reduction from the carrying amount of debt, consistent with debt discounts, applied retrospectively for all periods presented. Long-term debt and other assets as of December 31, 2014 were adjusted by approximately $41 million as a result of the adoption of this ASU.

(3)	Interest rates are weighted average interest rates as of December 31, 2015 and 2014 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility  The Company is party to a senior secured credit facility with JPMorgan Chase Bank, NA (JPMCB), as administrative agent, and a syndicate of lenders (as amended, the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility and a revolving credit facility. As of December 31, 2015, the term loan facility had an aggregate principal amount outstanding of $956 million. The revolving credit facility had an aggregate principal amount of $850 million, of which $100 million was outstanding as of December 31, 2015. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2015, there were $28 million in letters of credit outstanding.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. As a result of prepayments during the year, the repayment schedule now requires one quarterly installment of approximately $34

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

million on June 30, 2018, with the balance being due at maturity on July 25, 2018. Borrowings under the revolving portion of the credit facility are due July 25, 2018. Amounts outstanding under the Senior Secured Credit Facility bear interest, at the Company's option, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate) or LIBOR, plus a margin ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans and ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans, depending on the Company's consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At December 31, 2015, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not (a) prior to the date that the Company obtains an investment grade rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 2.50 to 1.00, and (b) on and after the date that the Company obtains an "investment grade" rating cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed a ratio that is 0.50 less than the leverage ratio then applicable under the financial covenants of the Senior Secured Credit Facility, the proceeds of which can be used for working capital requirements and other general corporate purposes.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes), the proceeds of which were used solely for the acquisition of Digital Insight. The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured senior basis, by our 100% owned subsidiary, NCR International, Inc.

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

The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an "investment grade" rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $368 million and $373 million of outstanding accounts receivable as of December 31, 2015 and 2014, respectively, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheets.

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

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at December 31, 2015 are summarized below:

		For the years ended December 31
In millions	Total	2016	2017	2018	2019	2020	Thereafter
Debt maturities	$3,286	$13	$5	$1,060	$1	$905	$1,302

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2015 and 2014 was $3.21 billion and $3.67 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

8. INCOME TAXES

For the years ended December 31, (loss) income from continuing operations before income taxes consisted of the following:

In millions	2015	2014	2013
(Loss) income before income taxes
United States	$(24)	$(235)	$29
Foreign	(71)	372	525
Total (loss) income from continuing operations before income taxes	$(95)	$137	$554

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2015	2014	2013
Income tax expense (benefit)
Current
Federal	$(7)	$(4)	$(13)
State	1	2	3
Foreign	37	79	105
Deferred
Federal	23	(88)	19
State	(6)	(7)	(4)
Foreign	7	(30)	(12)
Total income tax expense (benefit)	$55	$(48)	$98

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2015	2014	2013
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$(33)	$48	$194
Foreign income tax differential	33	(72)	(86)
U.S. permanent book/tax differences	(5)	(2)	3
Tax audit settlements	(10)	(15)	—
Change in liability for unrecognized tax benefits	(7)	—	29
Nondeductible transaction costs	(1)	1	1
Goodwill impairment	5	—	—
U.S. valuation allowance	(3)	(8)	—
Valuation allowance releases	—	—	(25)
Settlement of UK London pension plan	77	—	—
Tax extenders legislation	—	—	(16)
Other, net	(1)	—	(2)
Total income tax expense (benefit)	$55	$(48)	$98

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 10, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002 through 2006 that resulted in a tax benefit of $10 million. During 2014, we favorably settled examinations with the IRS for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table. During 2013, we recorded a one-time benefit of approximately $16 million in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013 and the related retroactive tax relief for certain law provisions that expired in 2012. The 2013 tax provision was also favorably impacted by the release of a $10 million valuation allowance due to the implementation of a tax planning strategy to access certain deferred tax assets, a $15 million reduction in a valuation allowance related to a subsidiary in Japan, and a favorable mix of earnings by country, primarily related to lower pension benefit.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2015	2014
Deferred income tax assets
Employee pensions and other benefits	$276	$207
Other balance sheet reserves and allowances	164	170
Tax loss and credit carryforwards	628	739
Capitalized research and development	97	107
Property, plant and equipment	12	8
Other	37	32
Total deferred income tax assets	1,214	1,263
Valuation allowance	(346)	(294)
Net deferred income tax assets	868	969
Deferred income tax liabilities
Intangibles	270	302
Taxable distribution	—	55
Capitalized software	36	32
Other	6	4
Total deferred income tax liabilities	312	393
Total net deferred income tax assets	$556	$576

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2015, our net deferred tax assets in the United States totaled approximately $456 million. For the three year period ended December 31, 2015, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator of our ability to realize the benefits of those assets. We evaluated the realizability of the U.S. deferred tax assets by weighing positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2015, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $1.3 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2016 through 2035. This includes U.S. tax credit carryforwards of $295 million. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in U.S. federal tax credit carryforwards but not reflected in deferred tax assets for the year ended December 31, 2015 was $38 million. Upon realization of the U.S. federal tax credit carryforwards, the Company will recognize a windfall tax benefit as an increase to additional paid-in capital. Approximately $21 million of the credit carryforwards do not expire, and $274 million of the credit carryforwards expire in the years 2016 through 2035. As a result of recent stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2015	2014	2013
Gross unrecognized tax benefits - January 1	$248	$277	$256
Increases related to tax positions from prior years	17	34	33
Decreases related to tax positions from prior years	(37)	(50)	(33)
Increases related to tax provisions taken during the current year	35	43	40
Settlements with tax authorities	(33)	(14)	(2)
Lapses of statutes of limitation	(21)	(42)	(17)
Total gross unrecognized tax benefits - December 31	$209	$248	$277

Of the total amount of gross unrecognized tax benefits as of December 31, 2015, $109 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $4 million of benefit, $1 million of expense, and $8 million of expense for the years ended December 31, 2015, 2014, and 2013, respectively. The gross amount of interest and penalties accrued as of December 31, 2015 and 2014 was $46 million and $54 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. The Company resolved examinations for the tax years of 2009 and 2010 with the IRS in 2014, and U.S. federal tax years remain open from 2011 forward. In 2014, the IRS commenced an examination of our 2011, 2012, and 2013 income tax returns, which is ongoing. Years beginning on or after 2001 are still open to examination by certain foreign taxing authorities, including India, Korea, and other major taxing jurisdictions.

During 2016, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2015, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $10 million to $15 million in the next 12 months due to the resolution of these tax matters.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2015 on approximately $2.4 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely unless it is determined that future repatriation would give rise to little or no net tax costs. Due to the complexities in the tax laws, the assumptions that we would have to make and the availability and calculation of associated foreign tax credits, it is not practicable to determine the amount of the related unrecognized deferred income tax liability associated with these undistributed earnings.

9. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments, including grants of stock options, as compensation expense in its financial statements based on their fair value.

As of December 31, 2015, the Company’s stock-based compensation consisted of restricted stock units and stock options. The Company recorded stock-based compensation expense, the components of which are further described below, for the years ended December 31 as follows:

In millions	2015	2014	2013
Restricted stock units	$42	$31	$39
Stock options	—	—	2
Total stock-based compensation (pre-tax)	42	31	41
Tax benefit	(13)	(10)	(13)
Total stock-based compensation (net of tax)	$29	$21	$28

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Approximately 16 million shares remain authorized to be issued under the 2013 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

Restricted Stock Units

The SIP provides for the grant of several different forms of stock-based compensation, including restricted stock units. Restricted stock units can have service-based and/or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee of the Company’s Board of Directors. Any grant of restricted stock units is generally subject to a vesting period of 12 months to 44 months, to the extent permitted by the SIP. Performance-based grants conditionally vest upon achievement of future performance goals based on performance criteria such as the Company’s achievement of specific return on capital and/or other financial metrics (as defined in the SIP) during the performance period. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Compensation and Human Resource Committee considers the likelihood of meeting the performance criteria based upon estimates and other relevant data, and certifies performance based on its analysis of achievement against the performance criteria. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock unit activity during the year ended December 31, 2015:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	4,550	$27.78
Shares granted	2,473	$29.40
Shares vested	(1,556)	$22.27
Shares forfeited	(512)	$30.03
Unvested shares as of December 31	4,955	$30.08

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $44 million in 2015, $66 million in 2014, and $33 million in 2013. As of December 31, 2015, there was $79 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.1 years. The weighted average grant date fair value for restricted stock unit awards granted in 2014 and 2013 was $31.85 and $25.64, respectively.

The following table represents the composition of restricted stock unit grants in 2015:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	1,401	$29.05
Performance-based units	1,072	$29.86
Total restricted stock units	2,473	$29.40

The 2015 performance-based restricted stock unit activity above includes 1.0 million units related to the 2015 to 2016 performance period. The remaining performance-based restricted stock unit activity in 2015 relates to the achievement of performance goals in 2015 associated with performance-based restricted stock units granted in a prior period.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Stock Options

The SIP also provides for the grant of stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee of the Company's Board of Directors has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance of the Company’s Board of Directors will administer the SIP with respect to non-employee members of the Board of Directors. New shares of the Company’s common stock are issued as a result of stock option exercises.

Stock-based compensation expense for options was computed using the Black-Scholes option-pricing model. During the years ended December 31, 2015, 2014 and 2013, the Company did not grant any stock options.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	1,480	$17.86
Exercised	(476)	$17.28
Outstanding as of December 31	1,004	$18.14	3.03	$6
Fully vested and expected to vest as of December 31	1,004	$18.14	3.03	$6
Exercisable as of December 31	1,004	$18.14	3.03	$6

The total intrinsic value of all options exercised was $6 million in 2015, $8 million in 2014, and $37 million in 2013. Cash received from option exercises under all share-based payment arrangements was $8 million in 2015, $7 million in 2014, and $51 million in 2013. The tax benefit realized from these exercises was $2 million in 2015, $2 million in 2014, and $12 million in 2013.

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount is 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2015, 0.2 million shares in 2014, and 0.2 million shares in 2013, for approximately $7 million in 2015, and $6 million in 2014 and 2013. A total of 4 million shares were originally authorized to be issued under the new ESPP and approximately 1.2 million authorized shares remain unissued as of December 31, 2015.

10. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit pension plans. NCR’s U.S. pension plan no longer offers additional benefits and is closed to new participants. Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans also no longer offer additional benefits and are closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in corporate and government debt securities, insurance products, common and commingled trusts, publicly traded common stocks, real estate investments, and cash or cash equivalents.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation as of January 1	$2,271	$2,931	$2,106	$2,214	$4,377	$5,145
Net service cost	—	—	12	12	12	12
Interest cost	87	130	42	81	129	211
Amendment	—	—	3	18	3	18
Actuarial (gain) loss	(93)	353	(17)	332	(110)	685
Benefits paid	(110)	(1,143)	(1,364)	(393)	(1,474)	(1,536)
Plan participant contributions	—	—	2	3	2	3
Curtailment	—	—	(2)	—	(2)	—
Settlement	—	—	425	(1)	425	(1)
Currency translation adjustments	—	—	(48)	(160)	(48)	(160)
Benefit obligation as of December 31	$2,155	$2,271	$1,159	$2,106	$3,314	$4,377
Accumulated benefit obligation as of December 31	$2,155	$2,271	$1,148	$2,070	$3,303	$4,341

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2015	2014	2015	2014	2015	2014
Change in plan assets
Fair value of plan assets as of January 1	$1,884	$2,683	$2,325	$2,373	$4,209	$5,056
Actual return on plan assets	(48)	326	38	433	(10)	759
Company contributions	—	18	33	69	33	87
Benefits paid	(110)	(1,143)	(1,364)	(393)	(1,474)	(1,536)
Currency translation adjustments	—	—	(25)	(160)	(25)	(160)
Plan participant contributions	—	—	2	3	2	3
Fair value of plan assets as of December 31	$1,726	$1,884	$1,009	$2,325	$2,735	$4,209

In November 2013, the trustees of the NCR Pension Plan (UK London) entered into an agreement with Pension Insurance Corporation (PIC) to purchase, as a plan asset, an insurance policy with PIC to facilitate the wind-up and buy-out of the pension plan. NCR Limited, a UK subsidiary of the Company, was the principal employer of the pension plan which had approximately 5,400 participants. During the second quarter of 2015, the Company completed the transfer of the UK London pension plan to PIC by issuing individual insurance policies. As a result of the transfer, the Company recorded a settlement loss of $427 million in the Consolidated Statement of Operations as well as an offsetting decrease to prepaid pension costs in the Consolidated Balance Sheet.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

During 2014, the Company offered a voluntary lump sum payment option to certain former employees who were participants of the Company's U.S. pension plan who had started monthly payments of their pension benefit. The voluntary lump sum payment offer was completed during the fourth quarter of 2014. In addition, during 2014, the Company entered into an agreement with an insurer, where the Company's U.S. qualified plan purchased a single premium group annuity contract from the insurer in order to secure benefits for approximately 4,500 former employees or their related beneficiaries who commenced monthly pension benefits under the plan before January 1, 1994. Additionally, during 2014, the Company transferred the pension plan obligations in Spain and the Netherlands to a third party through the completion of a buy-out of the pension plans.

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2015	2014	2015	2014	2015	2014
Funded Status	$(429)	$(387)	$(150)	$219	$(579)	$(168)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$130	$551	$130	$551
Current liabilities	—	—	(13)	(14)	(13)	(14)
Noncurrent liabilities	(429)	(387)	(267)	(318)	(696)	(705)
Net amounts recognized	$(429)	$(387)	$(150)	$219	$(579)	$(168)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	19	17	19	17
Total	$—	$—	$19	$17	$19	$17

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,692 million, $2,682 million, and $2,013 million, respectively, as of December 31, 2015, and $2,935 million, $2,922 million and $2,244 million, respectively, as of December 31, 2014.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net service cost	$—	$—	$—	$12	$12	$14	$12	$12	$14
Interest cost	87	130	124	42	81	79	129	211	203
Expected return on plan assets	(72)	(118)	(109)	(60)	(104)	(99)	(132)	(222)	(208)
Amortization of prior service cost	—	—	—	1	2	6	1	2	6
Special termination benefit cost	—	—	26	—	—	—	—	—	26
Curtailment	—	—	—	(2)	—	—	(2)	—	—
Settlement	—	—	—	427	(1)	—	427	(1)	—
Actuarial (gain) loss	27	146	(43)	2	4	(76)	29	150	(119)
Net periodic benefit (income) cost	$42	$158	$(2)	$422	$(6)	$(76)	$464	$152	$(78)
During 2015, the Company transferred the UK London pension plan obligations to PIC through the completion of a buy-out of the pension plan, resulting in a settlement of $427 million in 2015.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.3%	4.0%	2.6%	2.9%	3.7%	3.5%
Rate of compensation increase	N/A	N/A	1.3%	1.8%	1.3%	1.8%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.0%	4.6%	3.8%	2.9%	3.8%	3.7%	3.5%	4.3%	3.7%
Expected return on plan assets	4.0%	4.6%	3.8%	3.8%	4.5%	4.6%	3.9%	4.5%	4.1%
Rate of compensation increase	N/A	N/A	N/A	1.8%	2.7%	2.5%	1.8%	2.7%	2.5%

The discount rate used to determine December 31, 2015 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows. During 2014, the Society of Actuaries published updated mortality tables and an improvement scale for U.S. plans, which both reflect improved longevity. Based on evaluation of these new tables, we updated our mortality assumptions for our U.S. pension benefits as of December 31, 2014.

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

Plan Assets The weighted average asset allocations as of December 31, 2015 and 2014 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2015	2014		2015	2014
Equity securities	—%	—%	0%	24%	10%	15 - 31%
Debt securities and insurance products	96%	95%	95 - 100%	50%	77%	45 - 58%
Real estate	1%	2%	0 - 2%	13%	6%	6 - 15%
Other	3%	3%	0 - 3%	13%	7%	10 - 20%
Total	100%	100%		100%	100%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The fair value of plan assets as of December 31, 2015 and 2014 by asset category is as follows:

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$50	$50	$—	$—
Fixed income securities:
Government securities	2	222	—	222	—	13	—	13	—
Corporate debt	3	805	—	805	—	145	—	141	4
Other types of investments:
Money market funds	4	35	—	35	—	13	—	13	—
Common and commingled trusts - Equities	4	—	—	—	—	184	—	184	—
Common and commingled trusts - Bonds	4	499	—	499	—	327	—	327	—
Common and commingled trusts - Short Term Investments	4	30	—	30	—	31	—	31	—
Common and commingled trusts - Balanced	4	—	—	—	—	116	—	116	—
Partnership/joint venture interests - Real estate	5	21	—	—	21	—	—	—	—
Partnership/joint venture interests - Other	5	41	—	—	41	—	—	—	—
Mutual funds	4	73	73	—	—	—	—	—	—
Insurance products	6	—	—	—	—	1	—	1	—
Real estate and other	5	—	—	—	—	129	—	—	129
Total		$1,726	$73	$1,591	$62	$1,009	$50	$826	$133

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.				International
In millions	Notes	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$46	$46	$—	$—
Fixed income securities:
Government securities	2	215	—	215	—	131	—	131	—
Corporate debt	3	903	—	903	—	232	—	227	5
Other types of investments:
Money market funds	4	47	—	47	—	29	—	29	—
Common and commingled trusts - Equities	4	—	—	—	—	148	—	148	—
Common and commingled trusts - Bonds	4	517	—	517	—	198	—	198	—
Common and commingled trusts - Short Term Investments	4	49	—	49	—	32	—	32	—
Common and commingled trusts - Balanced	4	—	—	—	—	124	—	124	—
Partnership/joint venture interests - Real estate	5	34	—	—	34	—	—	—	—
Partnership/joint venture interests - Other	5	40	—	—	40	25	—	—	25
Mutual funds	4	79	79	—	—	—	—	—	—
Insurance products	6	—	—	—	—	1,232	—	1	1,231
Real estate and other	5	—	—	—	—	128	—	—	128
Total		$1,884	$79	$1,731	$74	$2,325	$46	$890	$1,389

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

In millions	U.S. Pension Plans	International Pension Plans
Balance, December 31, 2013	$83	$187
Realized and unrealized gains and losses, net	10	(6)
Purchases, sales and settlements, net	(19)	(24)
Transfers, net	—	1,232
Balance, December 31, 2014	$74	$1,389
Realized and unrealized gains and losses, net	7	(59)
Purchases, sales and settlements, net	(19)	(1,196)
Transfers, net	—	(1)
Balance, December 31, 2015	$62	$133

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, we have rebalanced the asset allocation to a portfolio of 96% of fixed income assets as of December 31, 2015. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2015	2014
Change in benefit obligation
Benefit obligation as of January 1	$26	$27
Gross service cost	—	—
Interest cost	1	1
Actuarial loss	2	1
Plan participant contributions	1	2
Benefits paid	(3)	(5)
Benefit obligation as of December 31	$27	$26

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2015	2014
Benefit obligation	$(27)	$(26)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(4)	$(3)
Noncurrent liabilities	(23)	(23)
Net amounts recognized	$(27)	$(26)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$20	$20
Prior service benefit	(33)	(51)
Total	$(13)	$(31)

The net periodic benefit income of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2015	2014	2013
Interest cost	$1	$1	$1
Net service cost	—	—	—
Amortization of:
Prior service benefit	(18)	(18)	(18)
Actuarial loss	2	2	2
Net periodic benefit income	$(15)	$(15)	$(15)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations		Postretirement Benefit Costs
	2015	2014	2015	2014	2013
Discount rate	3.3%	3.1%	3.1%	3.4%	2.6%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2015		2014
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.8%	5.9%	7.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2024	2024	2024	2024

In addition, a one percentage point change in assumed healthcare cost trend rates would have had an immaterial impact on the postretirement benefit income and obligation.

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2015	2014
Change in benefit obligation
Benefit obligation as of January 1	$227	$176
Restructuring program cost	1	73
Service cost	17	17
Interest cost	3	5
Amendments	(12)	(1)
Benefits paid	(47)	(31)
Foreign currency exchange	(12)	(16)
Actuarial (gain) loss	(34)	4
Benefit obligation as of December 31	$143	$227

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2015	2014
Benefit obligation	$(143)	$(227)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(33)	$(80)
Noncurrent liabilities	(110)	(147)
Net amounts recognized	$(143)	$(227)
Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(47)	$(3)
Prior service benefit	(23)	(15)
Total	$(70)	$(18)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2015	2014	2013
Service cost	$17	$17	$24
Interest cost	3	5	6
Amortization of:
Prior service benefit	(4)	(4)	(4)
Actuarial (gain) loss	—	(2)	5
Curtailment gain	—	—	(13)
Net benefit cost	$16	$16	$18
Restructuring severance cost	1	73	—
Net periodic benefit cost	$17	$89	$18

During the years ended December 31, 2015 and 2014, restructuring charges for employee severance of $1 million and $73 million, respectively, were recognized associated with the restructuring plan. See Note 3, "Restructuring Plan," for additional information.

During the first quarter of 2013, NCR amended its U.S. separation plan to eliminate the accumulation of postemployment benefits, resulting in a curtailment benefit of $13 million.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2015	2014	2015	2014	2013
Discount rate	2.2%	2.1%	2.1%	3.2%	2.9%
Salary increase rate	2.1%	2.0%	2.0%	2.8%	2.6%
Involuntary turnover rate	4.8%	4.8%	4.8%	4.8%	5.5%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2016, and plans to contribute approximately $35 million to the international pension plans in 2016. The Company also plans to make contributions of $3 million to the U.S. postretirement plan and $33 million to the postemployment plan in 2016.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2016	$122	$54	$176	$3	$33
2017	$124	$53	$177	$3	$21
2018	$127	$53	$180	$3	$19
2019	$130	$53	$183	$2	$18
2020	$133	$51	$184	$2	$17
2021 - 2025	$687	$260	$947	$7	$68

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $23 million in 2015,

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

$20 million in 2014, and $12 million in 2013. The expense under international and subsidiary savings plans was $22 million in 2015, $24 million in 2014, and $22 million in 2013.

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2016 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$1	$1	$(14)	$(5)
Actuarial loss (gain)	$—	$—	$—	$2	$(4)

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In 2013 the Company, through its travel business, entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. The Company has engaged in various means to obtain recoveries of the amounts owed to it, including work performed under a so-called “comfort letter” with the public agency for a portion of 2015, claims in the liquidation process and negotiations with the public agency; it has also identified various additional avenues to pursue against various parties, including without limitation the parent of one of the joint venture partners in the terminated prime contractor. Based on the status of negotiations and proceedings as of December 31, 2015, the Company created a reserve of $20 million with respect to those portions of the claim that it considered did not meet the Company’s standard for probable recovery.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $44 million as of December 31, 2015, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $54 million as of December 31, 2015.

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

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices are Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company ("Glatfelter"), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement, arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.

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

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case is scheduled for trial in January 2017.

In the quarter ended March 31, 2015, under a case management order applicable to the remanded case the federal district court allowed the filing of certain additional contractual and other claims, including claims against the Company, as well as certain claims by API against other parties (in light of the September 2014 appellate ruling that had restored those claims), which resulted in claims for potential indemnity by those other parties against the Company (under the Funding Agreement, to the extent the Company is liable for such claims, API must pay its recoveries into the limited liability corporation (LLC) created by the Funding Agreement, and the Company may then seek to obtain reimbursement under its terms). The Company also updated the amounts it is seeking in its affirmative claims against other parties. Additionally, in March 2015, notwithstanding the prior trial and appellate results that had been favorable to the Company, the court entered a ruling holding NCR liable for contamination in operable unit 1, an area upriver from the Company’s former facilities, on what the court considered to be new guidance created by the appellate court in its September 2014 decision. The Company believes the March 2015 decision incorrectly applied the appellate court ruling. While the Company's effort to obtain special appellate review in the form of a petition for mandamus was denied on May 1, 2015 by the appellate court, in a subsequent decision dated May 15, 2015 the district court indicated, in a ruling that addressed several issues, that NCR had no liability for operable unit 1, noting “NCR discharged no PCBs in OU1, and therefore has no divisible share of the clean-up costs for that area."

In 2010, the Governments filed a lawsuit (the Government enforcement action) in Wisconsin federal court against the companies named in the 2007 Order. After a 2012 trial, in May 2013 that court held, among other things, that harm at the site is not divisible, and it entered a declaratory judgment against seven defendants (including NCR), finding them jointly and severally liable to comply with the applicable provisions of the 2007 Order. The court also issued an injunction against four companies (including NCR), ordering them to comply with the applicable provisions of the 2007 Order; only NCR complied with the injunction. Several parties, including NCR, appealed from the judgment. In a companion opinion to the ruling described in the preceding paragraph, the United States Court of Appeals for the Seventh Circuit, also on September 25, 2014, vacated the injunction, and also vacated the declaratory judgment that had been entered against the Company. The appellate court also ruled that NCR’s defense based on divisibility of harm at the site, which the district court had rejected, must be reconsidered by the district court. The declaratory judgment in the Government enforcement action with respect to liability under the 2007 Order against another defendant, Glatfelter, which pursued its appeal on grounds different from those pursued by NCR, was affirmed.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site; a judgment on that matter had not been entered as of December 31, 2015. The remaining claims in the Government enforcement action are expected to be litigated in 2016 and 2017. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.

With respect to 2015 remediation, following negotiations with the Governments and GP the Company agreed in April 2015 to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of that work, with GP funding an equal amount. This agreement was formalized in a stipulation and proposed consent decree filed with the federal court; each party preserved its rights to recover its 2015 costs from the other in the contribution litigation. The Governments demanded that Glatfelter agree to perform or fund the remaining approximate one-third of the work. NCR and GP undertook the remediation efforts they agreed to perform in 2015. Glatfeleter performed portions but not all of the work the Governments sought to require of it. As of December 31, 2015, no arrangement for 2016 remediation had been reached.

With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company has continued to receive timely payments under the Funding Agreement.

NCR's eventual remediation liability, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs, in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval).

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2015, the net reserve for the Fox River matter was approximately $26 million, compared to $40 million as of December 31, 2014. The change in the net reserve is due to payments for clean-up activities and litigation costs, as well as changes in estimates and accruals for litigation expenses. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2015 and 2014, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (AT&T) and Alcatel-Lucent are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $15 million and $30 million as of December 31, 2015 and 2014, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through December 31, 2015, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Kalamazoo River In November 2010, USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." USEPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which have not been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger,” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination had occurred prior to 1969). NCR has preserved its right to appeal the September 2013 decision.

The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability are being litigated in a subsequent phase of the case; trial in that phase of the case commenced on September 24, 2015 and continued into December of 2015, with posttrial briefing scheduled for early 2016. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent under the arrangement discussed above in connection with the Fox River matter. As of December 31, 2015 and 2014, the reserve for litigation expenses associated with the Kalamazoo matter was approximately $18 million and $6 million, respectively.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Consolidated Financial Statements. As of December 31, 2015 and 2014, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The Company recorded the activity related to the warranty reserve for the the years ended December 31 as follows:

In millions	2015	2014	2013
Warranty reserve liability
Beginning balance as of January 1	$22	$22	$26
Accruals for warranties issued	41	37	39
Settlements (in cash or in kind)	(39)	(37)	(43)
Ending balance as of December 31	$24	$22	$22

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Our lease obligations also include amounts owed for our future world headquarters in Atlanta. Due to the early stages of construction, we assumed lease commencement in early 2018 and included assumptions regarding the total project cost. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015, for the following fiscal years were:

In millions	2016	2017	2018	2019	2020
Minimum lease obligations	$97	$72	$61	$45	$33

Total rental expense for operating leases was $148 million in 2015, $128 million in 2014, and $118 million in 2013.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2015, the balance

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of December 31, 2015 was $380 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2015, the balance in AOCI related to the interest rate swap agreement was a loss of $1 million, net of tax.
The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$380	$3
Foreign exchange contracts	Other current assets	53	2	Other current liabilities	105	1
Total derivatives designated as hedging instruments			$2			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$191	$1	Other current liabilities	$204	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$3			$5

	Fair Values of Derivative Instruments
	December 31, 2014
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities and other liabilities (1)	$462	$6
Foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Total derivatives designated as hedging instruments			$—			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$186	$1	Other current liabilities	$330	$5
Total derivatives not designated as hedging instruments			1			5
Total derivatives			$1			$11

(1) As of December 31, 2014, approximately $4 million was recorded in other current liabilities and $2 million was recorded in other liabilities related to the interest rate swap.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

in millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	Location of Gain (Loss) Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Interest rate swap	$(2)	$(2)	—	Interest expense	$(5)	$(5)	$(7)	Interest expense	$—	$—	$—
Foreign exchange contracts	$12	$1	$2	Cost of products	$12	$1	$1	Other (expense), net	$—	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Foreign exchange contracts	Other (expense), net	$(5)	$11	$(19)
Refer to Note 13, “Fair Value of Assets and Liabilities,” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2015 and 2014, NCR did not have any major concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2015 and 2014 are set forth as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		Fair Value Measurements at December 31, 2015 Using
In millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	3	—	3	—
Total	$6	$3	$3	$—
Liabilities:
Interest rate swap (3)	$3	$—	$3	$—
Foreign exchange contracts (3)	2	—	2	—
Total	$5	$—	$5	$—

		Fair Value Measurements at December 31, 2014 Using
In millions	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$82	$82	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$83	$82	$1	$—
Liabilities:
Interest rate swap (3)	$6	$—	$6	$—
Foreign exchange contracts (3)	5	—	5	—
Total	$11	$—	$11	$—
_____________
(1)    Included in Cash and cash equivalents in the Consolidated Balance Sheet.
(2)    Included in Other current assets in the Consolidated Balance Sheet.
(3)    Included in Other current liabilities and Other liabilities in the Consolidated Balance Sheet.

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

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. Refer to Note 5, "Business Combinations and Divestitures," and Note 6, "Goodwill and Other Long-Lived Assets" for additional discussion.

Additionally, NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. During the twelve months ended December 31, 2014, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenue, expenses, earnings, capital spending, as well as a discount rate determined by management's estimates of risk associated with the investment. As a result, for the twelve months ended December 31, 2014, we recorded an other-than-temporary impairment charge of $3 million in Other (expense) income, net in the Consolidated Statements of Operations based on Level 3 valuations. As of December 31, 2014 , there was no remaining carrying value of the related investments. See Note 3, "Restructuring Plan," for additional information on the charge recorded for the year ended December 31, 2014.

No impairment charges or material non-recurring fair value adjustments were recorded during the year ended December 31, 2013.

14. SEGMENT INFORMATION AND CONCENTRATIONS
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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2015	2014	2013
Revenue by segment
Financial Services (1)	$3,319	$3,561	$3,115
Retail Solutions (2)	2,001	2,008	2,034
Hospitality	686	659	626
Emerging Industries	367	363	348
Consolidated revenue	6,373	6,591	6,123
Operating income by segment
Financial Services (1)	518	543	356
Retail Solutions (2)	156	155	205
Hospitality	115	91	100
Emerging Industries	41	31	56
Subtotal - segment operating income	830	820	717
Pension expense (benefit)	464	152	(78)
Other adjustments(3)	231	315	129
Income from operations	$135	$353	$666

(1)
From the acquisition date of January 10, 2014 through December 31, 2014, Digital Insight contributed $349 million in revenue and $104 million in segment operating income to the Financial Services segment.

(2)	From the acquisition date of February 6, 2013 through December 31, 2013, Retalix contributed $298 million in revenue and $53 million in segment operating income to the Retail Solutions segment.

(3)	The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2015	2014	2013
Restructuring plan	$74	$160	$—
Acquisition-related amortization of intangible assets	125	119	65
Acquisition-related costs	11	27	46
Acquisition-related purchase price adjustments	—	6	15
OFAC and FCPA investigations	1	3	3
Reserve related to subcontract in MEA	20	—	—
Total other adjustments	$231	$315	$129

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2015	2014	2013
Product revenue	$2,711	$2,892	$2,912
Professional and installation services revenue	944	971	907
Recurring revenue, including maintenance and cloud revenue	2,718	2,728	2,304
Total revenue	$6,373	$6,591	$6,123

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Revenue is attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2015	%	2014	%	2013	%
Revenue by Geographic Area
United States	$2,909	46%	$2,723	41%	$2,383	39%
Americas (excluding United States)	590	9%	634	10%	647	11%
Europe, Middle East Africa (EMEA)	1,964	31%	2,184	33%	2,060	33%
Asia Pacific (APJ)	910	14%	1,050	16%	1,033	17%
Consolidated revenue	$6,373	100%	$6,591	100%	$6,123	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2015	2014
Property, plant and equipment, net
United States	$157	$188
Americas (excluding United States)	29	26
Europe, Middle East Africa (EMEA)	78	78
Asia Pacific (APJ)	58	104
Consolidated property, plant and equipment, net	$322	$396

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2015, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

The changes in AOCI or the years ended December 31 are as follows:

in millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2012	$(6)	$(22)	$(10)	$1	$(37)
Other comprehensive (loss) income before reclassifications	(46)	50	1	2	7
Amounts reclassified from AOCI	—	(12)	4	—	(8)
Net current period other comprehensive (loss) income	(46)	38	5	2	(1)
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) before reclassifications	(73)	(12)	(1)	—	(86)
Amounts reclassified from AOCI	—	(12)	3	(3)	(12)
Net current period other comprehensive (loss) income	(73)	(24)	2	(3)	(98)
Balance at December 31, 2014	$(125)	$(8)	$(3)	$—	$(136)
Other comprehensive (loss) income before reclassifications	(47)	43	8	—	4
Amounts reclassified from AOCI	—	(12)	(6)	—	(18)
Net current period other comprehensive (loss) income	(47)	31	2	—	(14)
Balance at December 31, 2015	$(172)	$23	$(1)	$—	$(150)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2015
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(12)	$(13)
Cost of services	1	(9)	—	(8)
Selling, general and administrative expenses	1	(7)	—	(6)
Research and development expenses	—	(4)	—	(4)
Interest expense	—	—	5	5
Total before tax	$2	$(21)	$(7)	$(26)
Tax expense				8
Total reclassifications, net of tax				$(18)

	For the year ended December 31, 2014
	Employee Benefit Plans
in millions	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Securities	Total
Affected line in Consolidated Statement of Operations:
Cost of services	$(10)	$—	$—	$(10)
Selling, general and administrative expenses	(6)	—	—	(6)
Research and development expenses	(4)	—	—	(4)
Interest expense	—	4	—	4
Other (expense), net	—	—	(4)	(4)
Total before tax	$(20)	$4	$(4)	$(20)
Tax expense				8
Total reclassifications, net of tax				$(12)

	For the year ended December 31, 2013
	Employee Benefit Plans
in millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$(2)	$(1)	$(3)
Cost of services	5	(15)	—	(10)
Selling, general and administrative expenses	2	(9)	—	(7)
Research and development expenses	1	(4)	—	(3)
Interest expense	—	—	7	7
Total before tax	$8	$(30)	$6	$(16)
Tax expense				8
Total reclassifications, net of tax				$(8)

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

Refer to Note 7, "Debt Obligations," for additional information.

In connection with the previously completed exchange offers for the 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries (amounts in millions):

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,121	$105	$2,380	$(895)	$2,711
Service revenue	1,337	33	2,292	—	3,662
Total revenue	2,458	138	4,672	(895)	6,373
Cost of products	855	43	2,069	(895)	2,072
Cost of services	986	13	1,833	—	2,832
Selling, general and administrative expenses	474	4	564	—	1,042
Research and development expenses	90	—	140	—	230
Restructuring-related charges	28	—	34	—	62
Total operating expenses	2,433	60	4,640	(895)	6,238
Income (loss) from operations	25	78	32	—	135
Interest expense	(168)	—	(78)	73	(173)
Other (expense) income, net	21	4	(9)	(73)	(57)
Income (loss) from continuing operations before income taxes	(122)	82	(55)	—	(95)
Income tax expense (benefit)	(38)	52	41	—	55
Income (loss) from continuing operations before earnings in subsidiaries	(84)	30	(96)	—	(150)
Equity in earnings of consolidated subsidiaries	(69)	(161)	—	230	—
Income (loss) from continuing operations	(153)	(131)	(96)	230	(150)
Income (loss) from discontinued operations, net of tax	(25)	—	1	—	(24)
Net income (loss)	$(178)	$(131)	$(95)	$230	$(174)
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$(178)	$(131)	$(99)	$230	$(178)
Total comprehensive income (loss)	(192)	(154)	(110)	265	(191)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(192)	$(154)	$(111)	$265	$(192)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12	$20	$296	$—	$328
Accounts receivable, net	44	33	1,174	—	1,251
Inventories	233	6	404	—	643
Due from affiliates	654	1,325	300	(2,279)	—
Other current assets	126	31	209	(39)	327
Total current assets	1,069	1,415	2,383	(2,318)	2,549
Property, plant and equipment, net	137	1	184	—	322
Goodwill	860	—	1,873	—	2,733
Intangibles, net	161	—	637	—	798
Prepaid pension cost	—	—	130	—	130
Deferred income taxes	486	152	84	(140)	582
Investments in subsidiaries	3,349	1,449	—	(4,798)	—
Due from affiliates	1,072	17	38	(1,127)	—
Other assets	362	55	104	—	521
Total assets	$7,496	$3,089	$5,433	$(8,383)	$7,635

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$4	$—	$9	$—	$13
Accounts payable	280	—	377	—	657
Payroll and benefits liabilities	93	1	95	—	189
Deferred service revenue and customer deposits	154	24	298	—	476
Due to affiliates	1,499	137	643	(2,279)	—
Other current liabilities	205	3	277	(39)	446
Total current liabilities	2,235	165	1,699	(2,318)	1,781
Long-term debt	3,229	—	10	—	3,239
Pension and indemnity plan liabilities	433	—	263	—	696
Postretirement and postemployment benefits liabilities	27	3	103	—	133
Income tax accruals	4	13	150	—	167
Due to affiliates	18	37	1,072	(1,127)	—
Other liabilities	32	—	187	(140)	79
Total liabilities	5,978	218	3,484	(3,585)	6,095
Redeemable noncontrolling interest	—	—	16	—	16
Series A convertible preferred stock	798	—	—	—	798
Stockholders’ equity
Total NCR stockholders’ equity	720	2,871	1,927	(4,798)	720
Noncontrolling interests in subsidiaries	—	—	6	—	6
Total stockholders’ equity	720	2,871	1,933	(4,798)	726
Total liabilities and stockholders’ equity	$7,496	$3,089	$5,433	$(8,383)	$7,635

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$40	$9	$462	$—	$511
Accounts receivable, net	69	19	1,316	—	1,404
Inventories	242	6	421	—	669
Due from affiliates	626	1,228	476	(2,330)	—
Other current assets	294	28	280	(98)	504
Total current assets	1,271	1,290	2,955	(2,428)	3,088
Property, plant and equipment, net	161	1	234	—	396
Goodwill	878	—	1,882	—	2,760
Intangibles, net	196	—	730	—	926
Prepaid pension cost	—	—	551	—	551
Deferred income taxes	363	128	43	(185)	349
Investments in subsidiaries	3,519	1,771	—	(5,290)	—
Due from affiliates	1,127	20	41	(1,188)	—
Other assets	334	49	113	—	496
Total assets	$7,849	$3,259	$6,549	$(9,091)	$8,566

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$—	$102	$—	$187
Accounts payable	248	—	464	—	712
Payroll and benefits liabilities	85	—	111	—	196
Deferred service revenue and customer deposits	149	21	324	—	494
Due to affiliates	1,318	124	888	(2,330)	—
Other current liabilities	192	10	377	(98)	481
Total current liabilities	2,077	155	2,266	(2,428)	2,070
Long-term debt	3,413	—	18	—	3,431
Pension and indemnity plan liabilities	391	—	314	—	705
Postretirement and postemployment benefits liabilities	25	—	145	—	170
Income tax accruals	3	10	168	—	181
Due to affiliates	17	41	1,130	(1,188)	—
Other liabilities	52	—	244	(185)	111
Total liabilities	5,978	206	4,285	(3,801)	6,668
Redeemable noncontrolling interest	—	—	15	—	15
Stockholders’ equity
Total NCR stockholders’ equity	1,871	3,053	2,237	(5,290)	1,871
Noncontrolling interests in subsidiaries	—	—	12	—	12
Total stockholders’ equity	1,871	3,053	2,249	(5,290)	1,883
Total liabilities and stockholders’ equity	$7,849	$3,259	$6,549	$(9,091)	$8,566

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$348	$(335)	$748	$(80)	$681
Investing activities
Expenditures for property, plant and equipment	(22)	—	(57)	—	(79)
Proceeds from the sale of property, plant and equipment	—	—	19	—	19
Additions to capitalized software	(91)	—	(59)	—	(150)
Proceeds from (payments of) intercompany notes	272	347	—	(619)	—
Investments in equity affiliates	(1)			1	—
Other investing activities, net	(6)	—	7	—	1
Net cash provided by (used in) investing activities	152	347	(90)	(618)	(209)
Financing activities
Short term borrowings, net	3	—	5	—	8
Payments on term credit facilities	(376)	—	(7)	—	(383)
Payments on revolving credit facilities	(729)	—	(965)	—	(1,694)
Borrowings on revolving credit facilities	829	—	869	—	1,698
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Proceeds from employee stock plans	15	—	—	—	15
Dividend distribution to consolidated subsidiaries	—	—	(80)	80	—
Series A convertible preferred stock issuance	794	—	—	—	794
Tender offer share repurchase	(1,005)	—	—	—	(1,005)
Equity contribution	—	—	1	(1)	—
Borrowings (repayments) of intercompany notes	—	—	(619)	619	—
Net cash provided by (used in) financing activities	(485)	—	(796)	698	(583)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(43)	—	—	—	(43)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(28)	—	(29)
(Decrease) increase in cash and cash equivalents	(28)	11	(166)	—	(183)
Cash and cash equivalents at beginning of period	40	9	462	—	511
Cash and cash equivalents at end of period	$12	$20	$296	$—	$328

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$401	$(108)	$331	$(100)	$524
Investing activities
Expenditures for property, plant and equipment	(51)	—	(67)	—	(118)
Proceeds from sales of property, plant and equipment	—	—	1	—	1
Additions to capitalized software	(82)	—	(58)	—	(140)
Business acquisitions, net	(1,647)	—	—	—	(1,647)
Changes in restricted cash	1,114	—	—	—	1,114
Proceeds from (payments of) intercompany notes	42	106	—	(148)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(5)	—	7	—	2
Net cash provided by (used in) investing activities	(631)	106	(117)	(146)	(788)
Financing activities
Payments on term credit facilities	(34)	—	(3)	—	(37)
Borrowings on term credit facilities	250	—	—	—	250
Payments on revolving credit facilities	(946)	—	(104)	—	(1,050)
Borrowings on revolving credit facilities	946	—	200	—	1,146
Debt issuance costs	(4)	—	(1)	—	(5)
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Proceeds from employee stock plans	13	—	—	—	13
Other financing activities	(1)	—	(4)	—	(5)
Dividend distribution to consolidated subsidiaries	—	—	(100)	100	—
Equity contribution	—	—	2	(2)	—
Borrowings (repayments) of intercompany notes	—	—	(148)	148	—
Net cash provided by (used in) financing activities	196	—	(158)	246	284
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(1)	—	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	(35)	(2)	20	—	(17)
Cash and cash equivalents at beginning of period	75	11	442	—	528
Cash and cash equivalents at end of period	$40	$9	$462	$—	$511

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2013

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7)	$15	$312	$(39)	$281
Investing activities
Expenditures for property, plant and equipment	(35)	(6)	(75)	—	(116)
Proceeds from sales of property, plant and equipment	2	—	8	—	10
Additions to capitalized software	(81)	—	(29)	—	(110)
Business acquisitions, net	(207)	—	(756)	183	(780)
Dispositions	—	—	183	(183)	—
Changes in restricted cash	(1,114)	—	—	—	(1,114)
Proceeds from (payments of) intercompany notes	(54)	—	—	54	—
Investments in equity affiliates	(308)	(33)	—	341	—
Other investing activities, net	5	—	—	—	5
Net cash provided by (used in) investing activities	(1,792)	(39)	(669)	395	(2,105)
Financing activities
Short term borrowings, net	—	—	(1)	—	(1)
Payments on revolving credit facilities	(35)	—	—	—	(35)
Borrowings on term credit facilities	300	—	29	—	329
Payments on revolving credit facilities	(1,009)	—	—	—	(1,009)
Borrowings on revolving credit facilities	1,009	—	—	—	1,009
Proceeds from bond offering	1,100	—	—	—	1,100
Debt issuance costs	(36)	—	—	—	(36)
Tax withholding payments on behalf of employees	(30)	—	—	—	(30)
Proceeds from employee stock plans	57	—	—	—	57
Other financing activities	—	—	(3)	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(39)	39	—
Equity contribution	—	30	311	(341)	—
Borrowings (repayments) of intercompany notes	—	—	54	(54)	—
Purchase of non-controlling interest	—	—	(24)	—	(24)
Net cash provided by (used in) financing activities	1,356	30	327	(356)	1,357
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(52)	—	—	—	(52)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)	(20)	—	(22)
Increase (decrease) in cash and cash equivalents	(496)	5	(50)	—	(541)
Cash and cash equivalents at beginning of period	571	6	492	—	1,069
Cash and cash equivalents at end of period	$75	$11	$442	$—	$528

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

17. QUARTERLY INFORMATION (unaudited)

In millions, except per share amounts	First	Second	Third	Fourth
2015
Total revenue	$1,476	$1,604	$1,613	$1,680
Gross margin	390	146	457	476
Operating income (loss)	95	(266)	168	138
Income (loss) from continuing operations (attributable to NCR)	40	(344)	102	44
(Loss) from discontinued operations, net of tax	—	—	(4)	(20)
Net income (loss) attributable to NCR	$40	$(344)	$98	$24
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.24	$(2.03)	$0.60	$0.27
Diluted	$0.23	$(2.03)	$0.59	$0.27
Net income per common share:
Basic	$0.24	$(2.03)	$0.58	$0.15
Diluted	$0.23	$(2.03)	$0.57	$0.15

2014
Total revenue	$1,518	$1,658	$1,647	$1,768
Gross margin	416	480	404	432
Operating income	108	169	41	35
Income from continuing operations (attributable to NCR)	53	90	—	38
Income (loss) from discontinued operations, net of tax	—	—	15	(5)
Net income attributable to NCR	$53	$90	$15	$33
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.32	$0.54	$—	$0.23
Diluted	$0.31	$0.53	$—	$0.22
Net income per common share:
Basic	$0.32	$0.54	$0.09	$0.20
Diluted	$0.31	$0.53	$0.09	$0.19

Operating income for the quarter ended December 31, 2015 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2015 decreased operating income by $29 million, net income attributable to NCR by $17 million, basic earnings per share by $0.10, and diluted earnings per share by $0.10.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

On February 24, 2016, Deanna W. Oppenheimer resigned from her positions as a member of the Company’s Board of Directors and as a member of the Audit Committee of the Board, effective as of the completion of the Company’s 2016 Annual Meeting of Stockholders.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2015 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2015 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “NCR Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2015 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2015 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2015 year, and is incorporated herein by reference.

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

2.5
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

3.1	Articles of Amendment and Restatement of NCR Corporation, as amended effective May 14, 1999 (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (Exhibit 3(ii) to the Current Report on Form 8-K of NCR Corporation dated January 31, 2011).

3.3	Articles Supplementary Classifying Series A Convertible Preferred Stock (Exhibit 3.1 to the Current Report on Form 8-K of NCR Corporation dated December 2, 2015 (the “December 2, 2015 Form 8-K”).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.8.3	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.9	Amended and Restated NCR Management Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.10
NCR Director Compensation Program effective April 21, 2009 (Exhibit 10.7 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.10.1	2009 Director Option Grant Statement under the NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.10.2	2009 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.11	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.11.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.12	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.12.1	Letter Agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.12.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.12.3
Letter Agreement, dated March 11, 2015, between NCR Corporation and William Nuti (Exhibit 10.5 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “First Quarter 2015 Quarterly Report”)).*

10.13
NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

10.13.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.13.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.14	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.15	Letter Agreement with Peter Dorsman dated April 4, 2006 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). *

10.16	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.16.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.16.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the First Quarter 2012 Quarterly Report).

10.16.3	Third Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.16.4	Fourth Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.18.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)). *

10.16.5
Amended and Restated NCR Corporation Economic Profit Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Second Quarter 2015 Quarterly Report)).*

10.17
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 26, 2011).

10.18
Credit Agreement, dated as of August 22, 2011, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 22, 2011 (the “August 22, 2011 Form 8-K”)).

10.19
Guarantee and Pledge Agreement, dated as of August 22, 2011, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the August 22, 2011 Form 8-K).

10.20
Incremental Facility Agreement, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Third Quarter 2012 Quarterly Report”)).

10.21
Reaffirmation Agreement, dated as of August 22, 2012, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2012 Quarterly Report).

10.22
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

10.23
Voting and Support Agreement, dated as of November 28, 2012, by and among NCR Corporation, Moon S.P.V. (Subsidiary) Ltd. and each of Boaz Dotan, Eli Gelman, Nehemia Lemelbaum, Avinoam Naor and Mario Segal (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 28, 2012).

10.24
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.24.1
Form of 2013 Time-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive and the 2013 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 2013 Quarterly Report”)). *

10.24.2	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan and the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2013 Quarterly Report). *

10.24.3
Form of 2014 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2014 (the "First Quarter 2014 Quarterly Report"). *

10.24.4	Form of 2014 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2014 Quarterly Report). *

10.24.5	Form of 2014 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2014 Quarterly Report). *

10.24.6	Form of 2015 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the First Quarter 2015 Quarterly Report).*

10.24.7	Form of 2015 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2015 Quarterly Report).*

10.24.8	Form of 2015 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2015 Quarterly Report).*

10.24.9	Form of 2015 Stock Option Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2015 Quarterly Report).*

10.25
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

10.26
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Third Quarter 2013 Quarterly Report”)).

10.27
Reaffirmation Agreement, dated as of July 25, 2013, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2013 Quarterly Report).

10.28	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.29
First Amendment, dated as of December 4, 2013, to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 5, 2013 (the “December 5, 2013 Form 8-K”)).

10.30
Incremental Facility Agreement, dated as of December 4, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.2 to the December 5, 2013 Form 8-K).

10.31
Registration Rights Agreement relating to the 5.875% Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.1 to the December 19, 2013 Form 8-K).

10.32
Registration Rights Agreement relating to the 6.375% Notes, dated December 19, 2013, among NCR Corporation; NCR International, Inc., and Radiant Systems, Inc., as subsidiary guarantors; and J.P. Morgan Securities LLC, as representative of the initial purchasers (Exhibit 10.2 to the December 19, 2013 Form 8-K).

10.33
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

10.34
Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.35	NCR Executive Severance Plan (Exhibit 10.38 to the 2015 Annual Report). *

10.35.1	Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the Second Quarter 2015 Quarterly Report).*

10.36	Letter Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(7) to the Schedule TO of Ranger Acquisition Corporation and NCR Corporation filed July 25, 2011 (the “Schedule TO”)). *

10.36.1	Retention Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(6) to the Schedule TO). *

10.37	Employment Letter of Frederick Marquardt dated April 4, 2014 (as amended May 1, 2014). *

10.38	Employment Contract, dated June 23, 2014, between NCR GmbH and Michael Bayer (Exhibit 10.41 to the 2014 Annual Report). *

10.38.1	Letter regarding additional terms of employment of Michael Bayer, dated June 23, 2014 (Exhibit 10.41.1 to the 2014 Annual Report). *

10.38.2	Employment Transfer Letter (revised) of Michael Bayer, dated July 30, 2015 (Exhibit 10.4 to the Second Quarter 2015 Quarterly Report).*

10.39	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (Exhibit 10.42 to the 2014 Annual Report). *

10.39.1	2014 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.39.2	2015 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report).*

10.40
Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated November 10, 2014 (the “November 10, 2014 Form 8-K”)).

10.41
Confidentiality Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.2 to the November 10, 2014 Form 8-K).

10.42
Extension Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire, dated November 3, 2015 (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated November 3, 2015).

10.43
Investment Agreement dated as of November 11, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 11, 2015).

10.44
Third Amendment dated as of November 20, 2015, to the Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as amended by the First Amendment, dated as of December 4, 2013, and the Second Amendment, dated as of July 29, 2014, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 20, 2015).

10.45
Registration Rights Agreement, dated as of December 4, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the December 2, 2015 Form 8-K).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.

* Management contracts or compensatory plans/arrangements

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$19	$32	$—	$4	$47
Deferred tax asset valuation allowance	$294	$—	$52	$—	$346

Year Ended December 31, 2014
Allowance for doubtful accounts	$18	$10	$—	$9	$19
Deferred tax asset valuation allowance	$364	$—	$—	$70	$294

Year Ended December 31, 2013
Allowance for doubtful accounts	$16	$2	$—	$—	$18
Deferred tax asset valuation allowance	$399	$—	$—	$35	$364

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 26, 2016	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	Chief Executive Officer and President

	/s/ Robert P. Fishman	Senior Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Gregory R. Blank	Director
Gregory R. Blank

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Chinh E. Chu	Director
Chinh E. Chu

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Deanna W. Oppenheimer	Director
Deanna W. Oppenheimer

Date:	February 26, 2016