Form 10-Q
period 2016-03-31
NCR CORP
filed 2016-04-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 15, 2016, there were approximately 123.9 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2016	2015
Product revenue	$548	$604
Service revenue	896	872
Total revenue	1,444	1,476
Cost of products	442	483
Cost of services	622	603
Selling, general and administrative expenses	224	225
Research and development expenses	53	55
Restructuring-related charges	2	15
Total operating expenses	1,343	1,381
Income from operations	101	95
Interest expense	(46)	(44)
Other (expense), net	(10)	(7)
Income from continuing operations before income taxes	45	44
Income tax expense	13	2
Income from continuing operations	32	42
Income from discontinued operations, net of tax	—	—
Net income	32	42
Net income attributable to noncontrolling interests	—	2
Net income attributable to NCR	$32	$40
Amounts attributable to NCR common stockholders:
Income from continuing operations	$32	$40
Series A convertible preferred stock dividends	(11)	—
Income from continuing operations attributable to NCR common stockholders	21	40
Income from discontinued operations, net of tax	—	—
Net income attributable to NCR common stockholders	$21	$40
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.16	$0.24
Diluted	$0.16	$0.23
Net income per common share
Basic	$0.16	$0.24
Diluted	$0.16	$0.23
Weighted average common shares outstanding
Basic	130.4	169.0
Diluted	132.7	171.6
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2016	2015
Net income	$32	$42
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(8)	(28)
Derivatives
Unrealized (loss) gain on derivatives	(2)	9
Losses (gains) on derivatives arising during the period	1	(1)
Less income tax benefit (expense)	1	(2)
Employee benefit plans
Amortization of prior service benefit	(5)	(6)
Amortization of actuarial loss	—	1
Less income tax benefit	1	2
Other comprehensive loss	(12)	(25)
Total comprehensive income	20	17
Less comprehensive income attributable to noncontrolling interests:
Net income	—	2
Currency translation adjustments	(4)	(3)
Amounts attributable to noncontrolling interests	(4)	(1)
Comprehensive income attributable to NCR	$24	$18

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$333	$328
Accounts receivable, net	1,306	1,251
Inventories	725	643
Other current assets	341	327
Total current assets	2,705	2,549
Property, plant and equipment, net	302	322
Goodwill	2,742	2,733
Intangibles, net	769	798
Prepaid pension cost	131	130
Deferred income taxes	577	582
Other assets	526	521
Total assets	$7,752	$7,635
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$250	$13
Accounts payable	649	657
Payroll and benefits liabilities	174	189
Deferred service revenue and customer deposits	509	476
Other current liabilities	402	446
Total current liabilities	1,984	1,781
Long-term debt	3,269	3,239
Pension and indemnity plan liabilities	702	696
Postretirement and postemployment benefits liabilities	132	133
Income tax accruals	169	167
Other liabilities	139	79
Total liabilities	6,395	6,095
Commitments and Contingencies (Note 8)
Redeemable noncontrolling interest	10	16
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively; redemption amount and liquidation preference of $835 and $824 as of March 31, 2016 and December 31, 2015, respectively	809	798
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 124.9 and 133.0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	—	—
Retained earnings	687	869
Accumulated other comprehensive loss	(158)	(150)
Total NCR stockholders’ equity	530	720
Noncontrolling interests in subsidiaries	8	6
Total stockholders’ equity	538	726
Total liabilities and stockholders’ equity	$7,752	$7,635
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2016	2015
Operating activities
Net income	$32	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	76
Stock-based compensation expense	13	9
Deferred income taxes	5	4
Gain on sale of property, plant and equipment and other assets	—	(1)
Impairment of long-lived and other assets	1	14
Changes in assets and liabilities:
Receivables	(52)	(46)
Inventories	(83)	(21)
Current payables and accrued expenses	(31)	(83)
Deferred service revenue and customer deposits	97	110
Employee benefit plans	(14)	(21)
Other assets and liabilities	(34)	(4)
Net cash provided by operating activities	23	79
Investing activities
Expenditures for property, plant and equipment	(9)	(13)
Additions to capitalized software	(31)	(38)
Other investing activities, net	(8)	(6)
Net cash used in investing activities	(48)	(57)
Financing activities
Short term borrowings, net	(9)	2
Payments on term credit facilities	(56)	(19)
Payments on revolving credit facilities	(180)	(273)
Borrowings on revolving credit facilities	511	248
Debt issuance costs	(8)	—
Repurchases of Company common stock	(213)	—
Proceeds from employee stock plans	3	6
Tax withholding payments on behalf of employees	(6)	(9)
Net cash provided by (used in) financing activities	42	(45)
Cash flows from discontinued operations
Net cash used in operating activities	(12)	(4)
Effect of exchange rate changes on cash and cash equivalents	—	(22)
Increase (decrease) in cash and cash equivalents	5	(49)
Cash and cash equivalents at beginning of period	328	511
Cash and cash equivalents at end of period	$333	$462
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2015 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2015.

Effective January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 13, “Segment Information and Concentrations” for additional information.

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

Pending Divestiture As of December 31, 2015, we determined that it was probable that we would dispose of our Interactive Printer Solutions (IPS) business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. The assessment resulted in charges to reduce the carrying values of goodwill and property, plant and equipment, net. The remaining assets and liabilities of $85 million and $35 million, respectively, remain classified as held for sale as of March 31, 2016 and are included in other current assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs will adjust over the term of the MPA using certain formulas which are based on prevailing market pricing. We recognized revenue related to Bradesco totaling $18 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, we had $13 million and $11 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In May 2014, the FASB issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB issued clarification standards regarding principal versus agent and identifying performance obligations and licensing. The standards will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued a new employee share based payment standard that will supersede current guidance related to accounting for stock-based compensation. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The standard will be effective for the first interim period within annual periods beginning after December 15, 2016, with early adoption permitted. Adoption approach varies based on the amendment topic. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2016 and December 31, 2015 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2015						March 31, 2016
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,936	$(7)	$1,929	$9	$—	$—	$1,945	$(7)	$1,938
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,756	$(23)	$2,733	$9	$—	$—	$2,765	$(23)	$2,742

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2016		December 31, 2015
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(101)	$659	$(92)
Intellectual property	2 - 8	395	(260)	392	(244)
Customer contracts	8	89	(51)	89	(46)
Tradenames	2 - 10	73	(35)	73	(33)
Total identifiable intangible assets		$1,216	$(447)	$1,213	$(415)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2016	Remainder of 2016 (estimated)
Amortization expense	$32	$93

	For the years ended December 31 (estimated)
In millions	2017	2018	2019	2020	2021
Amortization expense	$116	$85	$75	$57	$49

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2016		December 31, 2015
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$45	2.98%	$—
Trade Receivables Securitization Facility (1)	200	1.11%	—
Other (1)	5	6.55%	13	6.34%
Total short-term borrowings	$250		$13
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$855	2.98%	$956	2.95%
Revolving credit facility (1)	231	2.63%	100	2.61%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (1)	16	7.38%	17	7.16%
Deferred Financing Fees	(33)		(34)
Total long-term debt	$3,269		$3,239

(1)
Interest rates are weighted average interest rates as of March 31, 2016 and December 31, 2015. The Senior Secured Credit Facility incorporates the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility now consists of a term loan facility in an aggregate principal amount of $900 million and a revolving credit facility in the amount of $1.1 billion. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2016, there were $28 million in letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers to provide the Company with greater flexibility to fund ongoing operations, including its foreign operations. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility will be available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments in annual amounts. The repayment schedule requires quarterly installments of approximately $11 million beginning June 30, 2016, $17 million beginning June 30, 2018, and $23 million beginning June 30, 2019, with the balance being due at maturity on March 31, 2021.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Borrowings under the revolving portion of the credit facility are due March 31, 2021. Amounts outstanding under the Senior Secured Credit Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMCB’s “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans and EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

The obligations of the Company and Foreign Borrowers under the Senior Secured Credit Facility are guaranteed by certain of the Company's wholly-owned domestic subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the guarantor subsidiaries, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2017, (a) the sum of 4.25 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2017 and on or prior to December 31, 2019, (a) the sum of 4.00 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (iii) in the case of any fiscal quarter ending after December 31, 2019, the sum of (a) 3.75 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and

•	an interest coverage ratio on the last day of any fiscal quarter greater than or equal to 3.50 to 1.00.

At March 31, 2016, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $435 million and $368 million of outstanding accounts receivable as of March 31, 2016 and December 31, 2015, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at March 31, 2016 are summarized below:

		For the years ended December 31
In millions	Total	April 1 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Debt maturities	$3,552	$238	$50	$67	$85	$95	$3,017

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2016 and December 31, 2015 was $3.56 billion and $3.21 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

4. RESTRUCTURING PLAN

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

As a result of the restructuring plan, the Company recorded a total charge of $2 million and $16 million in the three months ended March 31, 2016 and 2015, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Charges related to the restructuring plan for the the three months ended March 31 were:

	Three months ended March 31
In millions	2016	2015
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$—	$(2)
ASC 420 charges included in restructuring-related charges	—	2
Inventory-related charges
Charges included in cost of products	—	1
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	1	—
Impairment of long-lived assets included in restructuring- related charges	—	14
Other exit costs
Other exit costs included in restructuring-related charges	1	1
Total restructuring charges	$2	$16

In the three months ended March 31, 2016, asset related charges included the write-off of internal use capitalized software for projects that have been abandoned. In the three months ended March 31, 2015, asset related charges included the impairment of long-lived assets that were no longer considered strategic and were held for sale. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value.

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

In millions	2016	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$20	$60
Cost recognized during the period	1	1
Utilization	(8)	(16)
Foreign currency translation adjustments	—	(2)
Ending balance as of March 31	$13	$43

5. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $13 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in income tax expense was driven by a reduction in discrete benefits in the three months ended March 31, 2016 and by an unfavorable mix in earnings.

6. STOCK COMPENSATION PLANS

As of March 31, 2016, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2016	2015
Restricted stock units	$13	$9
Tax benefit	(4)	(3)
Total stock-based compensation (net of tax)	$9	$6

Stock-based compensation expense is recognized in the financial statements based upon fair value.

During the three months ended March 31, 2016, the Company issued price-contingent restricted stock units with a performance period of 60 months. Vesting of these units is dependent upon the attainment of target stock prices and service conditions. The Company estimated the fair value and derived service period using the Monte Carlo simulation option pricing model. The Company amortizes the fair value of these awards over the explicit service period of 36 to 48 months, which was longer than the derived service period, adjusted for estimated forfeitures. Provided that the explicit service period is rendered, the total fair value of the price-contingent restricted stock units at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. The weighted-average assumptions used and the resulting estimates of fair value were as follows:

Three months ended March 31, 2016
Expected volatility	33.9%
Expected dividend yield	—
Risk-free rate	1.21%
Weighted average fair value per share	$14.93

Expected volatility is based on the historical volatility derived from NCR stock price movements over the last 60 months. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the time of grant with a remaining term of 60 months.

As of March 31, 2016, the total unrecognized compensation cost of $155 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.4 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Net service cost	$—	$—	$2	$3	$2	$3
Interest cost	23	22	7	14	30	36
Expected return on plan assets	(18)	(18)	(9)	(21)	(27)	(39)
Net periodic benefit cost (income)	$5	$4	$—	$(4)	$5	$—

The benefit from the postretirement plan for the three months ended March 31 was:

	Three months ended March 31
In millions	2016	2015
Interest cost	$—	$—
Amortization of:
Prior service benefit	(4)	(5)
Actuarial loss	1	1
Net postretirement benefit	$(3)	$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three months ended March 31 was:

	Three months ended March 31
In millions	2016	2015
Net service cost	$4	$4
Interest cost	—	1
Amortization of:
Prior service benefit	(1)	(1)
Actuarial gain	(1)	—
Net benefit cost	$2	$4
Restructuring severance cost	—	(2)
Total postemployment cost	$2	$2

Employer Contributions

Pension For the three months ended March 31, 2016, NCR contributed approximately $7 million to its international pension plans. In 2016, NCR anticipates contributing an additional $28 million to its international pension plans for a total of $35 million.

Postretirement For the three months ended March 31, 2016, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2016.

Postemployment For the three months ended March 31, 2016, NCR contributed approximately $10 million to its postemployment plans. NCR anticipates contributing an additional $23 million to its postemployment plans for a total of $33 million in 2016, which includes planned contributions associated with the previously announced restructuring plan. See Note 3, "Restructuring Plan," for additional information.

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

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
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $46 million as of March 31, 2016, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. As of March 31, 2016, the Company estimated the aggregate risk related to this matter to be zero to approximately $57 million.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case is scheduled for trial in March 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site; a judgment on that matter had not been entered as of March 31, 2016. The remaining claims in the Government enforcement action are expected to be litigated in 2016 and 2017; trial of the matter is scheduled for the spring of 2017, three days following conclusion of the trial in the contribution case referenced above. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.

With respect to 2015 remediation, following negotiations with the Governments and GP the Company agreed in April 2015 to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of that work, with GP funding an equal amount. This agreement was formalized in a stipulation and proposed consent decree filed with the federal court; each party preserved its rights to recover its 2015 costs from the other in the contribution litigation. The Governments demanded that Glatfelter agree to perform or fund the remaining approximate one-third of the work. NCR and GP undertook the remediation efforts they agreed to perform in 2015. Glatfelter performed portions but not all of the work the Governments sought to require of it.

As of March 31, 2016, no final arrangement for the conduct of 2016 remediation work had been reached. NCR and GP have offered to repeat the arrangement they performed in 2015, in which NCR would conduct approximately two-thirds of the work and GP would reimburse NCR for one-third of the work, and NCR and GP have commenced remediation work for the 2016 season. Glatfelter has indicated it would fund a portion of 2016 work, but the parties remain in dispute as to the work Glatfelter will perform.

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

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2016,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

the net reserve for the Fox River matter was approximately $23 million, compared to $26 million as of December 31, 2015. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2016 and December 31, 2015, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (AT&T) and Alcatel-Lucent (now part of Nokia) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Alcatel-Lucent remain obligated to pay under the indemnity totaled approximately $11 million and $15 million as of March 31, 2016 and December 31, 2015, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through March 31, 2016, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs that were tried amounted to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Alcatel-Lucent (Nokia) under the arrangement discussed above in connection with the Fox River matter. As of March 31, 2016 and December 31, 2015, the reserve for litigation expenses associated with the Kalamazoo matter was approximately $13 million and $18 million, respectively.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2016 and December 31, 2015, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2016	2015
Warranty reserve liability
Beginning balance as of January 1	$24	$22
Accruals for warranties issued	7	9
Settlements (in cash or in kind)	(10)	(9)
Ending balance as of March 31	$21	$22

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

9. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2016, the Company paid dividends-in-kind of $12 million, or 12,133 preferred shares, associated with the Series A Convertible Preferred Stock. As of March 31, 2016 and December 31, 2015, the Company had accrued dividends of $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2016 or 2015, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted was 27.8 million and 27.4 million shares, respectively.

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss attributable to NCR less any dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

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

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents and therefore do not qualify as participating securities. See Note 6, "Stock Compensation Plans," for share information on NCR’s stock compensation plans.

During the three months ended March 31, 2016, the Company repurchased 8.6 million shares of its common stock for $209 million, and paid $4 million for 0.1 million shares of its common stock that were retired on April 1, 2016. During the three months ended March 31, 2015, the Company repurchased zero shares of its common stock. Upon repurchase, shares are retired.

The components of basic and diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2016	2015
Amounts attributable to NCR common stockholders:
Income from continuing operations	$32	$40
Income from discontinued operations, net of tax	—	—
Net income attributable to NCR	$32	$40
Dividends on convertible preferred stock	(11)	—
Net income attributable to NCR common stockholders	21	40
Weighted average outstanding shares of common stock:
Basic weighted average number of shares outstanding	130.4	169.0
Dilutive effect of employee stock options and restricted stock units	2.3	2.6
Diluted weighted average number of shares outstanding	132.7	171.6
Basic earnings per share:
From continuing operations	$0.16	$0.24
From discontinued operations	—	—
Total basic earnings per share	$0.16	$0.24
Diluted earnings per share:
From continuing operations	$0.16	$0.23
From discontinued operations	—	—
Total diluted earnings per share	$0.16	$0.23

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended March 31, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was not converted to common stock and therefore weighted average outstanding shares of common stock were not adjusted by the as-if converted Series A Convertible Preferred Stock because the effect would have been anti-dilutive. If the as-if converted Series A Convertible Preferred Stock had been dilutive, approximately 27.7 million additional shares would have been included in the diluted weighted average number of shares outstanding for the quarter ended March 31, 2016.

Additionally, during the three months ended March 31, 2016 and 2015, there were 0.8 million and 0.5 million weighted anti-dilutive restricted stock units outstanding, respectively.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2016, the balance in AOCI related to foreign exchange derivative transactions was $1 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of March 31, 2016 was $368 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2016, the balance in AOCI related to the interest rate swap agreement was zero, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$368	$2
Foreign exchange contracts	Other current assets	60	2	Other current liabilities	94	3
Total derivatives designated as hedging instruments			$2			$5
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$72	$—	Other current liabilities	$269	$2
Total derivatives not designated as hedging instruments			—			2
Total derivatives			$2			$7

	Fair Values of Derivative Instruments
	December 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$380	$3
Foreign exchange contracts	Other current assets	53	2	Other current liabilities	105	1
Total derivatives designated as hedging instruments			$2			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$191	$1	Other current liabilities	$204	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$3			$5

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2016	For the three months ended March 31, 2015	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2016	For the three months ended March 31, 2015	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Interest rate swap	$—	$(1)	Interest expense	$1	$1	Interest expense	$—	$—
Foreign exchange contracts	$(2)	$10	Cost of products	$—	$(2)	Other (expense) income, net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2016	2015
Foreign exchange contracts	Other (expense) income, net	$2	$(1)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2016, NCR had no major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are set forth as follows:

		Fair Value Measurements at March 31, 2016 Using
In millions	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Total	$5	$3	$2	$—
Liabilities:
Interest rate swap (3)	$2	$—	$2	$—
Foreign exchange contracts (3)	5	—	5	—
Total	$7	$—	$7	$—

		Fair Value Measurements at December 31, 2015 Using
In millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	3	—	3	—
Total	$6	$3	$3	$—
Liabilities:
Interest rate swap (3)	$3	$—	$3	$—
Foreign exchange contracts (3)	2	—	2	—
Total	$5	$—	$5	$—
_____________
(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheet.
(3)    Included in Other current liabilities in the Condensed Consolidated Balance Sheet.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charge described in Note 4, "Restructuring Plan," no impairment charges or material non-recurring fair value adjustments were recorded during the three months ended March 31, 2016 and 2015.

13. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following three segments:

•
Software - Our software solutions include our automated teller machine (ATM) software application suite, cash management and video banking software, check and image processing software and customer-facing digital banking solutions. We offer an omni-channel retail software platform with a comprehensive suite of software applications, including point-of-sale (POS) software, and a suite of software applications for hospitality POS operations, and kitchen and restaurant management. We also offer other cloud (or software-as-a-service) solutions, hosted services, and online, mobile and transactional services and applications such as bill pay. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our service solutions include maintenance and repair services for our hardware solutions as well as for third party products, and support services for our hardware solutions. Additionally, we provide managed services as well as other services, including site assessment and preparation, staging, installation and implementation and systems management services.

•	Hardware - Our hardware solutions include a comprehensive line of ATMs, self-checkout (SCO), and point of sale (POS) products. Additionally, we also offer a complete line of printer consumables.

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
To maintain operating focus on business performance, significant, non-recurring items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2016	2015
Revenue by segment
Software	$419	$414
Services	543	523
Hardware	482	539
Consolidated revenue	1,444	1,476
Operating income by segment
Software	115	117
Services	34	36
Hardware	(10)	(7)
Subtotal - segment operating income	139	146
Other adjustments(1)	38	51
Income from operations	$101	$95

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2016	2015
Restructuring / transformation costs	$4	$16
Acquisition-related amortization of intangible assets	32	32
Acquisition-related costs	2	2
OFAC and FCPA investigations	—	1
Total other adjustments	$38	$51

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2016	2015
Product revenue	$548	$604
Professional services and installation services revenue	209	208
Recurring revenue, including maintenance and cloud revenue	687	664
Total revenue	$1,444	$1,476

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2015	$(172)	$23	$(1)	$(150)
Other comprehensive (loss) before reclassifications	(4)	—	(1)	(5)
Amounts reclassified from AOCI	—	(4)	1	(3)
Net current period other comprehensive (loss)	(4)	(4)	—	(8)
Balance as of March 31, 2016	$(176)	$19	$(1)	$(158)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Reclassifications Out of AOCI

	For the three months ended March 31, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	—	(3)	—	(3)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$—	$(5)	$1	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

	For the three months ended March 31, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	1	(3)	—	(2)
Selling, general and administrative expenses	—	(2)	—	(2)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$1	$(6)	$(1)	$(6)
Tax expense				2
Total reclassifications, net of tax				$(4)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2016	December 31, 2015
Accounts receivable
Trade	$1,304	$1,259
Other	46	39
Accounts receivable, gross	1,350	1,298
Less: allowance for doubtful accounts	(44)	(47)
Total accounts receivable, net	$1,306	$1,251
The components of inventory are summarized as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2016	December 31, 2015
Inventories
Work in process and raw materials	$176	$137
Finished goods	169	129
Service parts	380	377
Total inventories	$725	$643
The components of other current assets are summarized as follows:

In millions	March 31, 2016	December 31, 2015
Other current assets
Held for sale assets	$85	$89
Other	256	238
Total other current assets	$341	$327

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

Refer to Note 3, "Debt Obligations," for additional information.

In connection with the previously completed registered exchange offers for the 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries. As of January 1, 2016, certain non-guarantor subsidiaries were acquired by, and merged into, the parent issuer. Accordingly, all prior period condensed consolidating guarantor financial statements were updated to reflect the mergers.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$231	$16	$365	$(64)	$548
Service revenue	377	8	511	—	896
Total revenue	608	24	876	(64)	1,444
Cost of products	179	7	320	(64)	442
Cost of services	284	3	335	—	622
Selling, general and administrative expenses	120	1	103	—	224
Research and development expenses	28	—	25	—	53
Restructuring-related charges	2	—	—	—	2
Total operating expenses	613	11	783	(64)	1,343
Income (loss) from operations	(5)	13	93	—	101
Interest expense	(45)	—	(18)	17	(46)
Other (expense) income, net	11	(5)	1	(17)	(10)
Income (loss) from continuing operations before income taxes	(39)	8	76	—	45
Income tax expense (benefit)	(21)	5	29	—	13
Income (loss) from continuing operations before earnings in subsidiaries	(18)	3	47	—	32
Equity in earnings of consolidated subsidiaries	50	48	—	(98)	—
Income (loss) from continuing operations	32	51	47	(98)	32
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$32	$51	$47	$(98)	$32
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$32	$51	$47	$(98)	$32
Total comprehensive income (loss)	24	35	28	(67)	20
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$24	$35	$32	$(67)	$24

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$263	$19	$411	$(89)	$604
Service revenue	344	7	521	—	872
Total revenue	607	26	932	(89)	1,476
Cost of products	215	10	347	(89)	483
Cost of services	248	2	353	—	603
Selling, general and administrative expenses	112	2	111	—	225
Research and development expenses	22	—	33	—	55
Restructuring-related charges	4	—	11	—	15
Total operating expenses	601	14	855	(89)	1,381
Income (loss) from operations	6	12	77	—	95
Interest expense	(43)	—	(19)	18	(44)
Other (expense) income, net	8	—	3	(18)	(7)
Income (loss) from continuing operations before income taxes	(29)	12	61	—	44
Income tax expense (benefit)	(3)	5	—	—	2
Income (loss) from continuing operations before earnings in subsidiaries	(26)	7	61	—	42
Equity in earnings of consolidated subsidiaries	66	56	—	(122)	—
Income (loss) from continuing operations	40	63	61	(122)	42
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$40	$63	$61	$(122)	$42
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$40	$63	$59	$(122)	$40
Total comprehensive income (loss)	18	28	25	(54)	17
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$18	$28	$26	$(54)	$18

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$16	$22	$295	$—	$333
Accounts receivable, net	46	32	1,228	—	1,306
Inventories	256	10	459	—	725
Due from affiliates	633	1,331	476	(2,440)	—
Other current assets	134	34	216	(43)	341
Total current assets	1,085	1,429	2,674	(2,483)	2,705
Property, plant and equipment, net	132	1	169	—	302
Goodwill	988	—	1,754	—	2,742
Intangibles, net	204	—	565	—	769
Prepaid pension cost	—	—	131	—	131
Deferred income taxes	473	152	81	(129)	577
Investments in subsidiaries	3,195	1,499	—	(4,694)	—
Due from affiliates	1,083	17	39	(1,139)	—
Other assets	372	56	98	—	526
Total assets	$7,532	$3,154	$5,511	$(8,445)	$7,752

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$204	$—	$250
Accounts payable	257	—	392	—	649
Payroll and benefits liabilities	62	1	111	—	174
Deferred service revenue and customer deposits	217	11	281	—	509
Due to affiliates	1,641	142	657	(2,440)	—
Other current liabilities	171	4	270	(43)	402
Total current liabilities	2,394	158	1,915	(2,483)	1,984
Long-term debt	3,259	—	10	—	3,269
Pension and indemnity plan liabilities	436	—	266	—	702
Postretirement and postemployment benefits liabilities	25	2	105	—	132
Income tax accruals	14	14	141	—	169
Due to affiliates	17	39	1,083	(1,139)	—
Other liabilities	48	12	208	(129)	139
Total liabilities	6,193	225	3,728	(3,751)	6,395
Redeemable noncontrolling interest	—	—	10	—	10
Series A convertible preferred stock	809	—	—	—	809
Stockholders’ equity
Total NCR stockholders’ equity	530	2,929	1,765	(4,694)	530
Noncontrolling interests in subsidiaries	—	—	8	—	8
Total stockholders’ equity	530	2,929	1,773	(4,694)	538
Total liabilities and stockholders’ equity	$7,532	$3,154	$5,511	$(8,445)	$7,752

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15	$20	293	$—	$328
Accounts receivable, net	94	33	1,124	—	1,251
Inventories	233	6	404	—	643
Due from affiliates	571	1,325	286	(2,182)	—
Other current assets	129	31	206	(39)	327
Total current assets	1,042	1,415	2,313	(2,221)	2,549
Property, plant and equipment, net	140	1	181	—	322
Goodwill	979	—	1,754	—	2,733
Intangibles, net	212	—	586	—	798
Prepaid pension cost	—	—	130	—	130
Deferred income taxes	475	152	84	(129)	582
Investments in subsidiaries	3,173	1,449	—	(4,622)	—
Due from affiliates	1,072	17	38	(1,127)	—
Other assets	362	55	104	—	521
Total assets	$7,455	$3,089	$5,190	$(8,099)	$7,635

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$4	$—	$9	$—	$13
Accounts payable	280	—	377	—	657
Payroll and benefits liabilities	94	1	94	—	189
Deferred service revenue and customer deposits	180	24	272	—	476
Due to affiliates	1,405	137	640	(2,182)	—
Other current liabilities	215	3	267	(39)	446
Total current liabilities	2,178	165	1,659	(2,221)	1,781
Long-term debt	3,229	—	10	—	3,239
Pension and indemnity plan liabilities	433	—	263	—	696
Postretirement and postemployment benefits liabilities	27	3	103	—	133
Income tax accruals	14	13	140	—	167
Due to affiliates	18	37	1,072	(1,127)	—
Other liabilities	38	—	170	(129)	79
Total liabilities	5,937	218	3,417	(3,477)	6,095
Redeemable noncontrolling interest	—	—	16	—	16
Series A convertible preferred stock	798	—	—	—	798
Stockholders’ equity
Total NCR stockholders’ equity	720	2,871	1,751	(4,622)	720
Noncontrolling interests in subsidiaries	—	—	6	—	6
Total stockholders’ equity	720	2,871	1,757	(4,622)	726
Total liabilities and stockholders’ equity	$7,455	$3,089	$5,190	$(8,099)	$7,635

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$184	$(26)	$(135)	$—	$23
Investing activities
Expenditures for property, plant and equipment	(3)	—	(6)	—	(9)
Additions to capitalized software	(18)	—	(13)	—	(31)
Proceeds from (payments of) intercompany notes	17	30	—	(47)	—
Investments in equity affiliates	(6)	—	—	6	—
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	(18)	30	(19)	(41)	(48)
Financing activities
Short term borrowings, net	(4)	—	(5)	—	(9)
Payments on term credit facilities	(56)	—	—	—	(56)
Payments on revolving credit facilities	(100)	—	(80)	—	(180)
Borrowings on revolving credit facilities	231	—	280	—	511
Repurchase of common shares	(213)	—	—	—	(213)
Debt issuance cost	(8)	—	—	—	(8)
Proceeds from employee stock plans	3	—	—	—	3
Equity contribution	—	—	6	(6)	—
Borrowings (repayments) of intercompany notes	—	—	(47)	47	—
Tax withholding payments on behalf of employees	(6)	—	—	—	(6)
Net cash provided by (used in) financing activities	(153)	—	154	41	42
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(12)	—	—	—	(12)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	2	—	—
Increase (decrease) in cash and cash equivalents	1	2	2	—	5
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$16	$22	$295	$—	$333

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14)	$(2)	$136	$(41)	$79
Investing activities
Expenditures for property, plant and equipment	(4)	—	(9)	—	(13)
Additions to capitalized software	(21)	—	(17)	—	(38)
Proceeds from (payments of) intercompany notes	52	10	—	(62)	—
Other investing activities, net	(4)	—	(2)	—	(6)
Net cash provided by (used in) investing activities	23	10	(28)	(62)	(57)
Financing activities
Short term borrowings, net	—	—	2	—	2
Payments on term credit facilities	(17)	—	(2)	—	(19)
Payments on revolving credit facilities	(98)	—	(175)	—	(273)
Borrowings on revolving credit facilities	98	—	150	—	248
Proceeds from employee stock plans	6	—	—	—	6
Dividend distribution to consolidated subsidiaries	—	—	(41)	41	—
Borrowings (repayments) of intercompany notes	—	—	(62)	62	—
Tax withholding payments on behalf of employees	(9)	—	—	—	(9)
Net cash provided by (used in) financing activities	(20)	—	(128)	103	(45)
Cash flows from discontinued operations
Net cash (used in) provided by operating activities	(4)	—	—	—	(4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Increase (decrease) in cash and cash equivalents	(15)	8	(42)	—	(49)
Cash and cash equivalents at beginning of period	44	9	458	—	511
Cash and cash equivalents at end of period	$29	$17	$416	$—	$462

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2016, each of which is discussed more fully in later sections of this MD&A:

•	Revenue decreased approximately 2% from the prior year period, and increased slightly excluding unfavorable foreign currency impacts

•	Reorganization to a solution-based reporting model to align with our strategic vision; and

•	Common stock repurchases resumed under existing repurchase programs.

Our long-term strategy is built on being a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver a rich, integrated and personalized experience to consumers across commerce channels. To execute this strategy, in 2016 we remain focused on evolving our software business model, sales enablement, services transformation, investing in innovation and cultivating our culture and team.

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

Potentially significant risks to the execution of our initiatives include domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry, fluctuations in oil and commodity prices and their effects on local, regional and global market conditions, and economic and market conditions in Russia, China and emerging markets; continued strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in emerging markets; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new self-service markets; market adoption of our products by customers; and management and servicing of our existing indebtedness.

Results from Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2016	2015
Revenue	$1,444	$1,476
Gross margin	$380	$390
Gross margin as a percentage of revenue	26.3%	26.4%
Operating expenses
Selling, general and administrative expenses	$224	$225
Research and development expenses	53	55
Restructuring-related charges	2	15
Income from operations	$101	$95

The following table shows our revenue by theater for the three months ended March 31:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$819	57%	$799	54%	3%	5%
Europe, Middle East Africa (EMEA)	427	29%	456	31%	(6)%	(3)%
Asia Pacific (APJ)	198	14%	221	15%	(10)%	(6)%
Consolidated revenue	$1,444	100%	$1,476	100%	(2)%	—%

The following table shows our revenue by segment for the three months ended March 31:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$419	29%	$414	28%	1%	3%
Services	543	38%	523	35%	4%	8%
Hardware	482	33%	539	37%	(11)%	(9)%
Consolidated revenue	$1,444	100%	$1,476	100%	(2)%	—%

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

Revenue

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, revenue decreased 2%, and increased slightly excluding unfavorable foreign currency impacts. Revenue declined in the three months ended March 31, 2016 due to macroeconomic challenges in certain countries in the EMEA and APJ regions. In the Americas region, revenue increased driven by growth in the Software and Services operating segments, partially offset by declines in the Hardware segment.

The decrease in Hardware revenue was driven by declines in ATM revenue, point-of-sale revenue and Interactive Printer Solutions revenue, partially offset by growth in self-checkout revenue. The increase in Software revenue was driven by growth in software maintenance and software license revenue, partially offset by a decrease in professional services revenue, while the increase in Services revenue was driven by growth in implementation and hardware maintenance revenue.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2016 was 26.3% compared to 26.4% in the three months ended March 31, 2015. Gross margin as a percentage of revenue decreased primarily due to lower ATM hardware margins driven by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges in certain countries.

Operating Expenses

Selling, general and administrative expenses were $224 million, or 15.5% as a percentage of revenue, in the three months ended March 31, 2016 as compared to $225 million, or 15.2% as a percentage of revenue, in the three months ended March 31, 2015. Selling, general and administrative expenses in the three months ended March 31, 2016 included $16 million of acquisition-related amortization of intangibles, $2 million of acquisition-related costs and $2 million of transformation costs. Selling, general, and administrative expenses in the three months ended March 31, 2015 included $16 million of acquisition-related amortization of intangibles, $2 million of acquisition-related costs, and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue remained relatively consistent.

Research and development expenses were $53 million, or 3.7% as a percentage of revenue, in the three months ended March 31, 2016 as compared to $55 million, or 3.7% as a percentage of revenue, in the three months ended March 31, 2015.

In the three months ended March 31, 2016, restructuring-related charges were $2 million, including $1 million of other exit costs and $1 million of asset-related charges. In the three months ended March 31, 2015, restructuring-related charges were $15 million, including $1 million of other exit costs and $14 million of asset-related charges.

Interest and Other Expense Items

Interest expense was $46 million in the three months ended March 31, 2016 compared to $44 million in the three months ended March 31, 2015. Interest expense in the three months ended March 31, 2016 includes a $4 million write-off of deferred financing fees associated with the amendment of the senior secured credit facility. Other expense, net was $10 million in the three months ended March 31, 2016 compared to $7 million in the three months ended March 31, 2015. Other expense, net in both periods primarily included losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments, bank fees, and interest income.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $13 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in income tax expense was driven by a reduction in discrete benefits in the three months ended March 31, 2016 and by an unfavorable mix in earnings.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods.

Revenue and Operating Income by Segment

The Company manages and reports the following three segments:

•
Software - Our software solutions include our automated teller machine (ATM) software application suite, cash management and video banking software, check and image processing software and customer-facing digital banking solutions. We offer an omni-channel retail software platform with a comprehensive suite of software applications, including point-of-sale (POS) software, and a suite of software applications for hospitality POS operations, and kitchen and restaurant management. We also offer other cloud (or software-as-a-service) solutions, hosted services, and online, mobile and transactional services and applications such as bill pay. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our service solutions include maintenance and repair services for our hardware solutions as well as for third party products, and support services for our hardware solutions. Additionally, we provide managed services as well as other services, including site assessment and preparation, staging, installation and implementation and systems management services.

•	Hardware - Our hardware solutions include a comprehensive line of ATMs, self-checkout (SCO) , and point of sale (POS) products. Additionally, we also offer a complete line of printer consumables.

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

The effect of significant, non-recurring items on segment operating income have been excluded from the operating income for each reporting segment presented below. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance during the quarter.

Software Segment

The following table shows the Software revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2016	2015
Revenue	$419	$414
Operating income	$115	$117
Operating income as a percentage of revenue	27.4%	28.3%

In the three months ended March 31, 2016 compared to the three months ended March 31, 2015, Software revenue increased 1%, driven by growth in software license and software maintenance revenue, which were up 2% and 11%, respectively, partially offset by a decrease in professional services revenue of 4%. Growth in software maintenance revenue was due to the growth in software license revenue in prior periods. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 2%.

Operating income decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in operating income was driven by the mix of software revenue and higher expenses, partially offset by the increase in revenue.

Services Segment

The following table shows the Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2016	2015
Revenue	$543	$523
Operating income	$34	$36
Operating income as a percentage of revenue	6.3%	6.9%

In the three months ended March 31, 2016 compared to the three months ended March 31, 2015, Services revenue increased 4%, driven by growth in implementation, hardware maintenance and managed services revenue. Our focus on improving the customer experience is driving growth in our Services segment. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 4%.

Operating income decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to lower margins in implementation services revenue and higher expenses.

Hardware Segment

The following table shows the Hardware revenue and segment operating income (loss) for the three months ended March 31:

	Three months ended March 31
In millions	2016	2015
Revenue	$482	$539
Operating loss	$(10)	$(7)
Operating loss as a percentage of revenue	(2.1)%	(1.3)%

In the three months ended March 31, 2016 compared to the three months ended March 31, 2015, Hardware revenue decreased 11%, driven by declines in ATM revenue, point-of-sale (POS) revenue and Interactive Printer Solutions revenue, partially offset by growth in self-checkout revenue. ATM revenue declined mainly due to macroeconomic challenges. Point-of-sale revenue declined due to seasonality and some shift from POS to self-checkout which increased 61% year over year. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 2%.

Operating income decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 driven by decreases in revenue and the gross margin rate. The gross margin rate was negatively impacted by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges in certain countries.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $23 million in the three months ended March 31, 2016 compared to $79 million in the three months ended March 31, 2015.

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

	Three months ended March 31
In millions	2016	2015
Net cash provided by operating activities	$23	$79
Less: Expenditures for property, plant and equipment	(9)	(13)
Less: Additions to capitalized software	(31)	(38)
Net cash (used in) provided by discontinued operations	(12)	(4)
Free cash flow (non-GAAP)	$(29)	$24

The decrease in expenditures was due to planned spending reductions as compared to the prior year. The change in cash flows from discontinued operations from the prior year was due to increased litigation payments related to the Fox River and Kalamazoo environmental matters.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2016, we repurchased shares of our common stock for $213 million. During the three months ended March 31, 2016 and 2015, proceeds from employee stock plans were $3 million and $6 million, respectively. During each of the three months ended March 31, 2016 and 2015, we paid $6 million and $9 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. The senior secured credit facility now consists of a term loan facility in an aggregate principal amount of $900 million and a revolving credit facility in the amount of $1.1 billion, and up to $400 million of the revolving credit facility is available to certain of our foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling.

As of March 31, 2016, the outstanding principal balance of the term loan facility was $900 million and the outstanding balance on the revolving credit facility was $231 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2016, there were $28 million in letters of credit outstanding. As of December 31, 2015, the outstanding principal balance of the term loan facility was $956 million and the outstanding balance on the revolving facility was $100 million.

As of March 31, 2016 and December 31, 2015, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2016 and December 31, 2015, the Company had $200 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2016, we expect to make contributions of $35 million to the international pension plans, $33 million to the postemployment plan and $3 million to the postretirement plan. For additional information, refer to Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

Restructuring Program In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 4, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of the restructuring plan, the Company recorded a total charge of $2 million and $16 million in the three months ended March 31, 2016 and 2015, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. As of March 31, 2016, the Company paid dividends-in-kind of $12 million or 12,133 preferred shares, associated with the Series A Convertible Preferred Stock. As of March 31, 2016 and December 31, 2015, the Company had accrued dividends of $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2016 or 2015, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted is 27.8 million and 27.4 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2016 and December 31, 2015 were $319 million and $317 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2016, our cash and cash equivalents totaled $333 million and our total debt was $3.52 billion. As of March 31, 2016, our borrowing capacity under the revolving credit facility was approximately $841 million, and under our trade receivables securitization facility was zero. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2015, except as noted below.

On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. This transaction has significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table outlines our future debt obligations and future interest on debt obligations as of March 31, 2016 with projected cash payments in the years shown:

In millions	Total Amounts	April 1, 2016 through December 31, 2016	2017 - 2018	2019 - 2020	2021 & Thereafter
Debt obligations	$3,552	$238	$117	$180	$3,017
Interest on debt obligations	988	161	300	288	239
Total obligations	$4,540	$399	$417	$468	$3,256

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through March 31, 2016, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its past operations in Syria. The Company’s current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2015 Form 10-K and determined that there were no changes to our critical accounting policies in the three months ended March 31, 2016. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry, fluctuations in oil and commodity prices and their effects on local, regional and global market conditions, and economic and market conditions in Russia, China and emerging markets; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; foreign currency fluctuations; our ability to successfully introduce new solutions and compete in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products or problems with our hosting facilities; compliance with data privacy and protection requirements; manufacturing disruptions; collectability difficulties in subcontracting relationships in emerging markets; the historical seasonality of our sales; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $5 million as of March 31, 2016 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2016 compared to the first quarter of 2015 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on first quarter 2016 revenue versus first quarter 2015 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 72% of our borrowings were effectively on a fixed rate basis as of March 31, 2016. As of March 31, 2016, the net fair value of the interest rate swap was a liability of $2 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $2 million as of March 31, 2016. The increase in pre-tax interest expense for the three months ended March 31, 2016 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $2 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2016, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2016, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. As of March 31, 2016, this share repurchase program had no amount available for further repurchases of the Company’s common stock.

In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of March 31, 2016, approximately $120 million remained available for further repurchases of the Company’s common stock under the 2000 Board of Directors share repurchase program.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2016, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
January 1 through January 31, 2016	—	—	—	$326,346,190
February 1 through February 29, 2016	3,087,885	$21.72	3,087,885	$260,586,216
March 1 through March 31, 2016	5,556,349	$25.61	5,556,349	$119,551,544
First quarter total	8,644,234	$24.22	8,644,234
(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2016, 262,987 shares were purchased at an average price of $23.06 per share.

During the three months ended March 31, 2016, the Company repurchased 8.6 million shares of its common stock for $209 million, and paid $4 million for 0.1 million shares of its common stock that were retired on April 1, 2016.

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

3.1	Articles of Amendment and Restatement of NCR Corporation as amended May 14, 1999 (incorporated by reference to Exhibit 3.1 from the NCR Corporation Form 10-Q for the period ended June 30, 1999).

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (incorporated by reference to Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

3.3	Articles Supplementary Classifying Series A Convertible Preferred Stock (Exhibit 3.1 to the Current Report on Form 8-K of NCR Corporation dated December 2, 2015).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.1	Form of 2016 Time-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Plan”).

10.2	Form of 2016 Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Plan.

10.3	Form of 2016 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Plan.

10.4	Form of 2016 Stock Option Award Agreement under the 2013 Stock Plan.

10.5	Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $35 Price Target - under the 2013 Stock Plan.

10.6	Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $40 Price Target - under the 2013 Stock Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 29, 2016	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer